Form 10-Q
period 2012-09-30
SOUTHSIDE BANCSHARES INC
filed 2012-11-07
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 31, 2012 was 17,373,835 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$44,670	$40,989
Interest earning deposits	87,302	2,249
Total cash and cash equivalents	131,972	43,238
Investment securities:
Available for sale, at estimated fair value	558,634	282,956
Held to maturity, at amortized cost	1,009	1,496
Mortgage-backed and related securities:
Available for sale, at estimated fair value	865,952	716,126
Securities carried at fair value through income	—	647,759
Held to maturity, at amortized cost	293,300	365,631
FHLB stock, at cost	33,939	33,869
Other investments, at cost	2,064	2,064
Loans held for sale	1,158	3,552
Loans:
Loans	1,221,595	1,087,230
Less: Allowance for loan losses	(20,848)	(18,540)
Net Loans	1,200,747	1,068,690
Premises and equipment, net	49,925	50,595
Goodwill	22,034	22,034
Other intangible assets, net	369	522
Interest receivable	14,728	19,426
Other assets	45,254	45,859
TOTAL ASSETS	$3,221,085	$3,303,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$567,062	$505,594
Interest bearing	1,734,755	1,816,077
Total deposits	2,301,817	2,321,671
Short-term obligations:
Federal funds purchased and repurchase agreements	1,468	2,945
FHLB advances	151,315	361,811
Other obligations	219	219
Total short-term obligations	153,002	364,975
Long-term obligations:
FHLB advances	381,868	260,724
Long-term debt	60,311	60,311
Total long-term obligations	442,179	321,035
Deferred tax liability	1,359	3,458
Unsettled trades to purchase securities	17,326	1,196
Other liabilities	28,829	32,555
TOTAL LIABILITIES	2,944,512	3,044,890

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock - ($1.25 par, 40,000,000 shares authorized, 19,397,673 shares issued in 2012 and 18,517,101 shares issued in 2011)	24,247	23,146
Paid-in capital	194,485	176,791
Retained earnings	71,691	72,646
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income	14,527	14,721
TOTAL SHAREHOLDERS' EQUITY	276,573	258,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,221,085	$3,303,817
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Loans	$17,847	$16,229	$52,143	$50,630
Investment securities – taxable	22	11	73	49
Investment securities – tax-exempt	3,839	3,069	9,467	9,507
Mortgage-backed and related securities	6,695	13,292	27,730	37,899
FHLB stock and other investments	57	50	190	182
Other interest earning assets	4	2	19	15
Total interest income	28,464	32,653	89,622	98,282
Interest expense
Deposits	2,455	3,879	8,615	11,966
Short-term obligations	1,551	1,643	4,877	5,077
Long-term obligations	2,450	3,115	7,581	10,397
Total interest expense	6,456	8,637	21,073	27,440
Net interest income	22,008	24,016	68,549	70,842
Provision for loan losses	3,265	1,454	8,491	5,452
Net interest income after provision for loan losses	18,743	22,562	60,058	65,390
Noninterest income
Deposit services	3,907	4,098	11,493	12,005
Gain on sale of securities available for sale	4,302	3,609	13,571	9,080
Gain (loss) on sale of securities carried at fair value through income	—	254	(498)	592

Total other-than-temporary impairment losses	—	—	(21)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	(160)	—
Net impairment losses recognized in earnings	—	—	(181)	—

Fair value gains – securities	—	3,274	—	7,357
FHLB advance option impairment charges	(195)	(7,819)	(2,031)	(7,819)
Gain on sale of loans	314	402	743	967
Trust income	705	672	2,051	1,968
Bank owned life insurance income	260	288	780	835
Other	1,205	957	3,439	3,021
Total noninterest income	10,498	5,735	29,367	28,006
Noninterest expense
Salaries and employee benefits	11,919	11,280	35,894	34,593
Occupancy expense	1,980	1,866	5,589	5,365
Equipment expense	506	540	1,570	1,558
Advertising, travel & entertainment	606	591	1,813	1,694
ATM and debit card expense	251	235	817	716
Director fees	261	193	802	584
Supplies	178	186	559	571
Professional fees	606	571	1,547	1,583
Postage	179	178	536	543
Telephone and communications	416	285	1,267	967
FDIC Insurance	429	212	1,313	1,710
Other	1,745	1,559	4,987	4,660
Total noninterest expense	19,076	17,696	56,694	54,544

Income before income tax expense	10,165	10,601	32,731	38,852
Provision for income tax expense	1,558	2,038	6,256	7,924
Net income	8,607	8,563	26,475	30,928
Less: Net income attributable to the noncontrolling interest	—	—	—	(1,358)
Net income attributable to Southside Bancshares, Inc.	$8,607	$8,563	$26,475	$29,570
Earnings per common share – basic	$0.50	$0.50	$1.53	$1.71
Earnings per common share – diluted	$0.50	$0.50	$1.53	$1.71
Dividends paid per common share	$0.20	$0.18	$0.58	$0.52
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$8,607	$8,563	$26,475	$30,928
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities during the period	15,469	20,722	11,446	47,002
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	—	160	—
Reclassification adjustment for gain on sale of available for sale securities included in net income	(4,302)	(3,609)	(13,571)	(9,080)
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income	—	—	181	—
Amortization of net actuarial loss, included in net periodic benefit cost	505	366	1,516	1,099
Amortization of prior service credit included in net periodic benefit cost	(10)	(11)	(32)	(33)
Other comprehensive income (loss)	11,662	17,468	(300)	38,988
Income tax benefit (expense) related to other items of comprehensive income	(4,081)	(6,114)	106	(13,646)
Other comprehensive income (loss), net of tax	7,581	11,354	(194)	25,342
Comprehensive income	$16,188	$19,917	$26,281	$56,270

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Net Income			29,570			1,358	30,928
Other comprehensive income					25,342		25,342
Issuance of common stock (44,352 shares)	56	804					860
Stock compensation expense		143					143
Tax benefits related to stock compensation		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Purchase of noncontrolling interest		(2,754)				(1,996)	(4,750)
Dividends paid on common stock ($0.52 per share)			(8,414)				(8,414)
Stock dividend declared	981	15,014	(15,995)				—
Balance at September 30, 2011	$23,112	$176,086	$69,340	$(28,377)	$19,049	$—	$259,210
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$—	$258,927
Net Income			26,475				26,475
Other comprehensive loss					(194)		(194)
Issuance of common stock (45,620 shares)	57	906					963
Stock compensation expense		303					303
Tax benefits related to stock compensation		11					11
Net issuance of common stock under employee stock plans	10	49	(63)				(4)
Dividends paid on common stock ($0.58 per share)			(9,908)				(9,908)
Stock dividend declared	1,034	16,425	(17,459)				—
Balance at September 30, 2012	$24,247	$194,485	$71,691	$(28,377)	$14,527	$—	$276,573

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$26,475	$30,928
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,706	2,515
Amortization of premium	35,354	26,175
Accretion of discount and loan fees	(3,611)	(3,386)
Provision for loan losses	8,491	5,452
Stock compensation expense	303	143
Deferred tax (benefit) expense	(1,988)	561
Excess tax benefits from stock-based compensation	(11)	—
Loss (gain) on sale of securities carried at fair value through income	498	(592)
Gain on sale of securities available for sale	(13,571)	(9,080)
Net other-than-temporary impairment losses	181	—
Fair value gain – securities	—	(7,357)
FHLB advance option impairment charges	2,031	7,819
Loss on sale of assets	—	3
Loss on retirement of assets	—	90
Impairment on other real estate owned	28	184
Gain on sale of other real estate owned	(2)	(242)
Net change in:
Interest receivable	4,698	2,076
Other assets	(1,171)	(2,413)
Interest payable	(559)	(861)
Other liabilities	(1,683)	3,598
Loans held for sale	2,394	1,092
Net cash provided by operating activities	60,563	56,705

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	—	(11,875)
Maturities, calls and principal repayments	67,162	34,097
Securities available for sale:
Purchases	(1,446,425)	(512,910)
Sales	745,085	516,571
Maturities, calls and principal repayments	279,995	195,097
Securities carried at fair value through income:
Purchases	(57,606)	(707,222)
Sales	675,255	180,723
Maturities, calls and principal repayments	25,279	32,132
Proceeds from redemption of FHLB stock	12,266	16,461
Purchases of FHLB stock and other investments	(12,336)	(10,806)
Net (increase) decrease in loans	(142,126)	27,344
Purchases of premises and equipment	(2,036)	(2,951)
Proceeds from sales of premises and equipment	—	6
Proceeds from sales of other real estate owned	401	676
Proceeds from sales of repossessed assets	3,416	3,933
Net cash provided by (used in) investing activities	148,330	(238,724)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	157,650	133,513
Net (decrease) increase in certificates of deposit	(178,046)	30,099
Net decrease in federal funds purchased and repurchase agreements	(1,477)	(847)
Proceeds from FHLB advances	12,560,845	8,005,080
Repayment of FHLB advances	(12,650,197)	(8,004,991)
Net capital distributions to noncontrolling interest in consolidated entities	—	(475)
Purchase of noncontrolling interest	—	(4,750)
Excess tax benefits from stock-based compensation	11	2
Proceeds from the issuance of common stock	963	860
Dividends paid	(9,908)	(8,414)
Net cash (used in) provided by financing activities	(120,159)	150,077

Net increase (decrease) in cash and cash equivalents	88,734	(31,942)
Cash and cash equivalents at beginning of period	43,238	79,073
Cash and cash equivalents at end of period	$131,972	$47,131

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$21,633	$28,301
Income taxes paid	$11,200	$6,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$4,028	$4,790
Adjustment to pension liability	$(1,484)	$(1,066)
5% stock dividend	$17,459	$15,995
Unsettled trades to purchase securities	$(17,326)	$—

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

The consolidated balance sheet as of September 30, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows and notes to the financial statements for the three and nine month periods ended September 30, 2012 and 2011 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  We adopted ASU 2011-04 on January 1, 2012 and it did not have a significant impact on our consolidated financial statements.  See “Note 9 - Fair Value Measurement.”

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

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and Diluted Earnings:
Net income – Southside Bancshares, Inc.	$8,607	$8,563	$26,475	$29,570
Basic weighted-average shares outstanding	17,363	17,279	17,342	17,263
Add: Stock options	14	7	12	7
Diluted weighted-average shares outstanding	17,377	17,286	17,354	17,270
Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.50	$0.50	$1.53	$1.71
Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.50	$0.50	$1.53	$1.71

On March 29, 2012 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2012, which was paid May 9, 2012.

During the third quarter of 2012, our board of directors approved equity grants in the form of stock options and restricted stock units.  These equity grants were made pursuant to the shareholder-approved Southside Bancshares, Inc. 2009 Incentive Plan.

For the three and nine month periods ended September 30, 2012, there were approximately 16,000 and 7,000 anti-dilutive shares, respectively.  For the three and nine month periods ended September 30, 2011, there were approximately 29,000 and 10,000 anti-dilutive shares, respectively.

3.     Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows (in thousands):

	Nine Months Ended September 30, 2012
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$11,446	$(4,006)	$7,440
Noncredit portion of other-than-temporary impairment losses on the AFS securities	160	(56)	104
Less: reclassification adjustment for gain on sale of AFS securities included in net income	13,571	(4,750)	8,821
Less: reclassification of other-than-temporary impairment charges of AFS securities included in net income	(181)	63	(118)
Net unrealized losses on securities	(1,784)	625	(1,159)
Change in pension plans	1,484	(519)	965
Other comprehensive loss	$(300)	$106	$(194)

	Three Months Ended September 30, 2012
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$15,469	$(5,414)	$10,055
Less: reclassification adjustment for gain on sale of AFS securities included in net income	4,302	(1,506)	2,796
Net unrealized gains on securities	11,167	(3,908)	7,259
Change in pension plans	495	(173)	322
Other comprehensive income	$11,662	$(4,081)	$7,581

	Nine Months Ended September 30, 2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$47,002	$(16,451)	$30,551
Less: reclassification adjustment for gain on sale of AFS securities included in net income	9,080	(3,178)	5,902
Net unrealized gains on securities	37,922	(13,273)	24,649
Change in pension plans	1,066	(373)	693
Other comprehensive income	$38,988	$(13,646)	$25,342

	Three Months Ended September 30, 2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$20,722	$(7,253)	$13,469
Less: reclassification adjustment for gain on sale of AFS securities included in net income	3,609	(1,263)	2,346
Net unrealized gains on securities	17,113	(5,990)	11,123
Change in pension plans	355	(124)	231
Other comprehensive income	$17,468	$(6,114)	$11,354

4.     Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities as of September 30, 2012 and December 31, 2011, are reflected in the tables below (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$520,975	$34,110	$—	$71	$555,014
Other Stocks and Bonds	5,579	84	2,041	2	3,620
Mortgage-backed Securities:
U.S. Government Agencies	99,394	3,630	—	102	102,922
Government-Sponsored Enterprises	745,316	18,288	—	574	763,030
Total	$1,371,264	$56,112	$2,041	$749	$1,424,586

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$146	$—	$—	$1,155
Mortgage-backed Securities:
U.S. Government Agencies	20,968	1,298	—	—	22,266
Government-Sponsored Enterprises	272,332	9,391	—	2	281,721
Total	$294,309	$10,835	$—	$2	$305,142

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$251,281	$31,221	$—	$45	$282,457
Other Stocks and Bonds	2,925	—	2,426	—	499
Mortgage-backed Securities:
U.S. Government Agencies	99,974	7,158	—	80	107,052
Government-Sponsored Enterprises	589,687	20,127	—	740	609,074
Total	$943,867	$58,506	$2,426	$865	$999,082

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,010	$196	$—	$—	$1,206
Other Stocks and Bonds	486	15	—	—	501
Mortgage-backed Securities:
U.S. Government Agencies	22,999	1,159	—	43	24,115
Government-Sponsored Enterprises	342,632	14,848	—	11	357,469
Total	$367,127	$16,218	$—	$54	$383,291

Securities carried at fair value through income were as follows (in thousands):

	At September 30,	At December 31,
	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$30,413
Government-Sponsored Enterprises	—	617,346
Total	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net (loss) gain on sales transactions	$(498)	$592
Net mark-to-market gains	—	7,357
Net (loss) gain on securities carried at fair value through income	$(498)	$7,949

	Three Months Ended September 30,
	2012	2011
Net gain on sales transactions	$—	$254
Net mark-to-market gains	—	3,274
Net gain on securities carried at fair value through income	$—	$3,528

The following table represents the unrealized loss on securities for the nine months ended September 30, 2012 and year ended December 31, 2011 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2012:
Available for Sale
State and Political Subdivisions	$6,795	$71	$—	$—	$6,795	$71
Other Stocks and Bonds	164	2	703	2,041	867	2,043
Mortgage-Backed Securities	149,765	632	8,205	44	157,970	676
Total	$156,724	$705	$8,908	$2,085	$165,632	$2,790
Held to Maturity
Mortgage-Backed Securities	$332	$2	$—	$—	$332	$2
Total	$332	$2	$—	$—	$332	$2
As of December 31, 2011:
Available for Sale
State and Political Subdivisions	$1,668	$42	$307	$3	$1,975	$45
Other Stocks and Bonds	—	—	499	2,426	499	2,426
Mortgage-Backed Securities	148,171	754	5,322	66	153,493	820
Total	$149,839	$796	$6,128	$2,495	$155,967	$3,291
Held to Maturity
Mortgage-Backed Securities	$8,918	$54	$—	$—	$8,918	$54
Total	$8,918	$54	$—	$—	$8,918	$54

When it is determined that a decline in fair value of Held to Maturity (“HTM”) and Available for Sale (“AFS”) securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of illiquidity and credit impairment.  At September 30, 2012, we have in AFS Other Stocks and Bonds, $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2012 for the TRUPs is approximately $703,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2012 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2012.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.3 million at September 30, 2012 and $3.1 million at December 31, 2011. The noncredit charge to other comprehensive income was estimated at $2.0 million and $2.4 million at September 30, 2012 and December 31, 2011, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  There was an additional write-down of the TRUPs recognized in earnings in the amount of approximately $181,000 for the nine months ended September 30, 2012 but there was no additional write-down for the three months ended September 30, 2012.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at September 30, 2012 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,256	$744	$117	C1	Ca
2	2,000	550	1,450	234	B1	C
3	2,000	1,450	550	352	B2	C
	$6,000	$3,256	$2,744	$703

The following tables present a roll forward of the credit losses recognized in earnings, on AFS debt securities
(in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$3,075	$3,075
Additions for credit losses recognized on debt securities that had no previous impairment losses	—	—
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	181	—
Balance, end of period	$3,256	$3,075

	Three Months Ended September 30,
	2012	2011
Balance, beginning of period	$3,256	$3,075
Additions for credit losses recognized on debt securities that had no previous impairment losses	—	—
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	—
Balance, end of period	$3,256	$3,075

Interest income recognized on securities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2012	2011
U.S. Treasury	$—	$6
State and Political Subdivisions	9,489	9,525
Other Stocks and Bonds	51	25
Mortgage-backed Securities	27,730	37,899
Total interest income on securities	$37,270	$47,455

	Three Months Ended September 30,
	2012	2011
U.S. Treasury	$—	$—
State and Political Subdivisions	3,847	3,073
Other Stocks and Bonds	14	7
Mortgage-backed Securities	6,695	13,292
Total interest income on securities	$10,556	$16,372

There were no securities transferred from AFS to HTM during the nine months ended September 30, 2012 or 2011.  There were no sales from the HTM portfolio during the nine months ended September 30, 2012 or 2011.  There were $294.3 million and $367.1 million of securities classified as HTM at September 30, 2012 and December 31, 2011, respectively.

Of the $13.6 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2012, there were $13.8 million in realized gains and approximately $174,000 in realized losses.  Of the $9.1 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2011, there were $9.2 million in realized gains and $121,000 in realized losses.

The amortized cost and fair value of securities at September 30, 2012, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2012
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$4,031	$4,053
Due after one year through five years	13,410	13,813
Due after five years through ten years	84,416	88,143
Due after ten years	424,697	452,625
	526,554	558,634
Mortgage-backed securities	844,710	865,952
Total	$1,371,264	$1,424,586

	September 30, 2012
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,009	1,155
	1,009	1,155
Mortgage-backed securities	293,300	303,987
Total	$294,309	$305,142

Investment and mortgage-backed securities with book values of $950.9 million and $1.04 billion were pledged as of September 30, 2012 and December 31, 2011, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	At September 30, 2012	At December 31, 2011
Real Estate Loans:
Construction	$116,079	$111,361
1-4 Family residential	349,419	247,479
Other	225,854	206,519
Commercial loans	140,479	143,552
Municipal loans	220,590	207,261
Loans to individuals	169,174	171,058
Total loans	1,221,595	1,087,230
Less: Allowance for loan losses	20,848	18,540
Net loans	$1,200,747	$1,068,690

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we have found that longer periods will not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the effectiveness of the specific reserve process.

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

New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, we use data mining measures to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in loan review or Board oversight; and

•	Changes in the level of concentrations of credit.

The following tables detail activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Nine Months Ended September 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	134	371	353	312	25	7,276	20	8,491
Loans charged off	(15)	(181)	(99)	(402)	—	(7,367)	—	(8,064)
Recoveries of loans charged off	70	166	5	271	—	1,369	—	1,881
Balance at end of period	$2,809	$2,313	$3,310	$3,058	$644	$7,522	$1,192	$20,848

	Three Months Ended September 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194
Provision (reversal) for loan losses	312	(25)	176	(121)	13	2,857	53	3,265
Loans charged off	—	(128)	(6)	(27)	—	(2,901)	—	(3,062)
Recoveries of loans charged off	23	6	2	18	—	402	—	451
Balance at end of period	$2,809	$2,313	$3,310	$3,058	$644	$7,522	$1,192	$20,848

	Nine Months Ended September 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	(25)	397	(318)	(65)	(9)	4,628	844	5,452
Loans charged off	(9)	(654)	(271)	(1,231)	—	(8,085)	—	(10,250)
Recoveries of loans charged off	38	96	274	397	—	1,471	—	2,276
Balance at end of period	$2,589	$1,827	$3,039	$2,847	$598	$5,992	$1,297	$18,189

	Three Months Ended September 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409
Provision (reversal) for loan losses	(235)	216	206	166	(12)	1,340	(227)	1,454
Loans charged off	—	(271)	(191)	(304)	—	(2,413)	—	(3,179)
Recoveries of loans charged off	24	3	1	69	—	408	—	505
Balance at end of period	$2,589	$1,827	$3,039	$2,847	$598	$5,992	$1,297	$18,189

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	As of September 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$823	$618	$542	$1,360	$101	$411	$—	$3,855
Ending balance – collectively evaluated for impairment	1,986	1,695	2,768	1,698	543	7,111	1,192	16,993
Balance at end of period	$2,809	$2,313	$3,310	$3,058	$644	$7,522	$1,192	$20,848

	As of December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$888	$788	$511	$1,108	$110	$347	$—	$3,752
Ending balance – collectively evaluated for impairment	1,732	1,169	2,540	1,769	509	5,897	1,172	14,788
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

The following tables detail activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Nine Months Ended September 30,
	2012	2011
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$26	$30
Provision (reversal) for losses on unfunded loan commitments	(23)	(8)
Balance at end of period	$3	$22

	Three Months Ended September 30,
	2012	2011
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$3	$22
Provision (reversal) for losses on unfunded loan commitments	—	—
Balance at end of period	$3	$22

The following tables set forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
September 30, 2012	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$8,482	$8,348	$10,260	$6,569	$592	$1,327	$35,578
Loans collectively evaluated for impairment	107,597	341,071	215,594	133,910	219,998	167,847	1,186,017
Total ending loan balance	$116,079	$349,419	$225,854	$140,479	$220,590	$169,174	$1,221,595

	Real Estate
December 31, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$6,274	$12,453	$9,394	$5,986	$651	$1,320	$36,078
Loans collectively evaluated for impairment	105,087	235,026	197,125	137,566	206,610	169,738	1,051,152
Total ending loan balance	$111,361	$247,479	$206,519	$143,552	$207,261	$171,058	$1,087,230

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

September 30, 2012	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$107,597	$344	$3,697	$4,345	$96	$—	$116,079
1-4 Family residential	341,071	1,570	173	5,618	987	—	349,419
Other	215,594	2,754	4,125	3,203	178	—	225,854
Commercial loans	133,910	950	—	4,930	689	—	140,479
Municipal loans	219,998	204	—	388	—	—	220,590
Loans to individuals	167,847	36	—	791	464	36	169,174
Total	$1,186,017	$5,858	$7,995	$19,275	$2,414	$36	$1,221,595

December 31, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$105,087	$785	$20	$5,285	$184	$—	$111,361
1-4 Family residential	235,026	1,763	5,299	4,345	1,046	—	247,479
Other	197,126	2,911	2,877	3,475	130	—	206,519
Commercial loans	137,565	908	242	4,772	55	10	143,552
Municipal loans	206,610	231	—	420	—	—	207,261
Loans to individuals	169,738	81	—	976	236	27	171,058
Total	$1,051,152	$6,679	$8,438	$19,273	$1,651	$37	$1,087,230

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2012	At December 31, 2011
Nonaccrual loans	$11,879	$10,299
Accruing loans past due more than 90 days	9	5
Restructured loans	2,897	2,109
Other real estate owned	708	453
Repossessed assets	322	322
Total Nonperforming Assets	$15,815	$13,188

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

Nonaccrual loans and accruing loans past due more than 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	September 30, 2012		December 31, 2011
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$2,869	$—	$3,894	$—
1-4 Family residential	2,106	—	2,362	—
Other	1,186	—	781	—
Commercial loans	2,882	—	1,353	—
Loans to individuals	2,836	9	1,909	5
Total	$11,879	$9	$10,299	$5

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$495	$106	$2,869	$3,470	$112,609	$116,079
1-4 Family residential	1,668	484	2,106	4,258	345,161	349,419
Other	970	199	1,186	2,355	223,499	225,854
Commercial loans	344	37	2,882	3,263	137,216	140,479
Municipal loans	389	—	—	389	220,201	220,590
Loans to individuals	3,223	1,000	2,845	7,068	162,106	169,174
Total	$7,089	$1,826	$11,888	$20,803	$1,200,792	$1,221,595

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$185	$146	$3,894	$4,225	$107,136	$111,361
1-4 Family residential	4,289	1,051	2,362	7,702	239,777	247,479
Other	1,129	296	781	2,206	204,313	206,519
Commercial loans	1,353	129	1,353	2,835	140,717	143,552
Municipal loans	—	—	—	—	207,261	207,261
Loans to individuals	4,614	960	1,914	7,488	163,570	171,058
Total	$11,570	$2,582	$10,304	$24,456	$1,062,774	$1,087,230

Impaired loans, primarily nonaccrual and restructured loans, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$2	$4
Loans with allocated allowance for loan losses	14,741	12,366
Total	$14,743	$12,370
Amount of the allowance for loan losses allocated	$3,266	$2,639

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

The following table sets forth interest income recognized on nonaccrual and restructured loans and average recorded investment by class of loans for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$3,391	$—	$188	$4,083	$9	$209
1-4 Family residential	2,893	20	106	2,386	60	89
Other	1,584	42	110	1,830	19	99
Commercial loans	2,200	41	116	1,832	4	54
Loans to individuals	3,076	339	530	4,888	363	578
Total	$13,144	$442	$1,050	$15,019	$455	$1,029

	Three Months Ended
	September 30, 2012			September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$2,980	$—	$60	$3,932	$3	$66
1-4 Family residential	2,846	11	26	2,233	13	4
Other	1,631	22	45	1,861	(10)	12
Commercial loans	2,506	29	61	1,745	(1)	11
Loans to individuals	3,224	189	258	3,809	110	131
Total	$13,187	$251	$450	$13,580	$115	$224

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated
Real Estate Loans:
Construction	$4,070	$—	$2,869	$2,869	$301
1-4 Family residential	3,000	—	2,822	2,822	338
Other	2,375	—	1,926	1,926	190
Commercial loans	3,665	—	3,518	3,518	907
Loans to individuals	3,878	2	3,606	3,608	1,530
Total	$16,988	$2	$14,741	$14,743	$3,266

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated
Real Estate Loans:
Construction	$4,909	$—	$3,895	$3,895	$597
1-4 Family residential	2,449	—	2,362	2,362	320
Other	1,930	—	1,508	1,508	380
Commercial loans	1,570	—	1,493	1,493	485
Loans to individuals	3,389	4	3,108	3,112	857
Total	$14,247	$4	$12,366	$12,370	$2,639

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

The following tables set forth loans considered to be troubled debt restructurings that were restructured during the periods presented (in thousands):

	Nine Months Ended September 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	—	$—	$—	1	$56	$54
1-4 Family residential	10	942	891	3	288	284
Other	4	170	164	—	—	—
Commercial loans	11	1,195	1,163	—	—	—
Loans to individuals	27	58	50	18	93	78
Total		$2,365	$2,268		$437	$416

	Three Months Ended September 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	—	$—	$—	—	$—	$—
1-4 Family residential	3	285	285	—	—	—
Other	3	79	79	—	—	—
Commercial loans	5	456	455	—	—	—
Loans to individuals	23	42	40	7	65	57
Total		$862	$859		$65	$57

The loans identified as troubled debt restructurings were previously reported as impaired loans prior to restructuring.  For the three and nine months ended September 30, 2012, the loans modified related to extending the amortization periods were $520,000 and $1.1 million, respectively. Loans modified related to lowering interest rates were $87,000 for the nine months ended September 30, 2012. Loans modified related to principal forgiveness of the loans were $8,000 for the nine months ended September 30, 2012.  There were no loans modified related to lowering interest rates or principal forgiveness for the three months ended September 30, 2012. In addition, loan modifications extending the amortization period, lowering interest rates and principal forgiveness for the three and nine months ended September 30, 2012 were $338,000 and $1.1 million, respectively.  Of the loans restructured, $136,000 and $917,000 were on nonaccrual status for the three and nine months ended September 30, 2012, respectively.  Because the loans were classified and on nonaccrual status both before and after restructuring, the modifications did not impact our determination of the allowance for loan losses.  For the three and nine months ended September 30, 2012, defaults on loans that were modified as troubled debt restructurings were not significant.

For the nine months ended September 30, 2011, the modifications related to extending the amortization period were $107,000. There were no modifications related to extending the amortization period for the three months ended September 30, 2011. Modifications related to lowering interest rates were $5,000 and $245,000, for the three and nine months ended September 30, 2011, respectively. In addition, loan modifications extending the amortization period, lowering interest rates, and principal forgiveness for the three and nine months ended September 30, 2011 were $52,000 and $64,000, respectively.  Of the loans restructured, $56,000 and $406,000 were on nonaccrual status for the three and nine months ended September 30, 2011, respectively.  Because the loans were classified and on nonaccrual status both before and after restructuring, the modifications did not impact our determination of the allowance for loan losses.  For the three and nine months ended September 30, 2011, there were no defaults on loans that were modified as troubled debt restructurings.

At September 30, 2012 and December 31, 2011, there were no commitments to lend additional funds to borrowers whose terms had been modified in troubled debt restructurings.

6.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
FHLB Advances (1)	$381,868	$260,724

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$442,179	$321,035

(1)	At September 30, 2012, the weighted average cost of these advances was 1.66%. Long-term FHLB Advances have maturities ranging from October 2013 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.30025% through December 30, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.2335% through November 22, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the nine months ended September 30, 2012, $90 million par of long-term advance commitments expired unexercised.  We recorded impairment charges of $195,000 and $2.0 million, for the three and nine months ended September 30, 2012, respectively, in our income statement.  At September 30, 2012, the remaining FHLB advance option fees recorded on our balance sheet were fully impaired.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid	Impairment	Fair Value Option Fee
$20,000	10/09/12	36 months	1.153%	$789	$789	$—
20,000	10/09/12	48 months	1.466%	1,042	1,042	—
20,000	10/09/12	60 months	1.807%	1,216	1,216	—
20,000	03/18/13	60 months	2.510%	1,528	1,528	—
15,000	03/18/13	36 months	1.622%	828	828	—
15,000	03/18/13	48 months	2.086%	1,017	1,017	—
$110,000				$6,420	$6,420	$—

7.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Restoration Plan

	2012	2011	2012	2011
Service cost	$1,302	$1,152	$120	$130
Interest cost	2,301	2,235	293	297
Expected return on assets	(3,088)	(2,912)	—	—
Net loss recognition	1,278	872	238	227
Prior service credit amortization	(31)	(31)	(1)	(2)
Net periodic benefit cost	$1,762	$1,316	$650	$652

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Restoration Plan

	2012	2011	2012	2011
Service cost	$434	$384	$40	$43
Interest cost	768	745	98	99
Expected return on assets	(1,030)	(971)	—	—
Net loss recognition	426	291	79	76
Prior service credit amortization	(10)	(10)	—	(1)
Net periodic benefit cost	$588	$439	$217	$217

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2011, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2012.  As of September 30, 2012, contributions of $3.0 million and $60,000 were made to our defined benefit and restoration plans, respectively.

8.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,215,507 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the three months ended September 30, 2012, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan.

As of September 30, 2012, there were 342,423 nonvested awards outstanding.  For the three and nine months ended September 30, 2012, there was share-based compensation expense of $171,000 and $304,000, respectively. As of September 30, 2011, there were 214,438 nonvested awards outstanding.  For the three and nine months ended September 30, 2011, there was share-based compensation expense of $117,000 and $143,000, respectively.

As of September 30, 2012, there was $2.5 million of unrecognized compensation cost for the nonvested awards.  The cost is expected to be recognized over a weighted-average period of 3.13 years.  There was $1.5 million of unrecognized compensation expense as of September 30, 2011.

The fair value of each NQSO granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2012:  dividend yield of 3.82%; risk-free interest rate of 1.03%; expected life of 6.5 and 7 years for the three-year and four-year vesting schedule, respectively; and expected volatility of 42.75% and 41.70% for the three-year and four-year vesting schedule, respectively.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the nine months ended September 30, 2012 and 2011, there were 10,040 and 880 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

A summary of activity in our share-based plans as of September 30, 2012 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, December 31, 2011	1,001,069	35,070	$18.28	189,857	$17.82	$5.45
Granted	(213,793)	28,667	20.94	185,126	20.94	5.83
Stock options exercised	—	—	—	(2,125)	11.83	3.61
Stock awards vested	—	(7,759)	18.28	—	—	—
Forfeited	36,550	(8,218)	18.28	(28,332)	18.28	5.59
Canceled/expired	—	—	—	—	—	—
Balance, September 30, 2012	823,826	47,760	$19.88	344,526	$19.49	$5.66

Other information regarding options outstanding and exercisable as of September 30, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$9.89	-	9.89	8,855	$9.89	0.50	8,855	$9.89
18.28	-	20.94	335,671	19.75	9.32	41,008	18.28
Total			344,526	$19.49	9.09	49,863	$16.79

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $798,000 and $250,000 at September 30, 2012, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011, was $20,000 and $7,000, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $25,000 and $9,000, respectively.  The tax benefit realized related to the stock option awards was $11,000 for the nine months ended September 30, 2012.  The tax benefit realized for the deductions related to the stock option exercises was $2,000 for the nine months ended September 30, 2011.

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

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At September 30, 2012 and December 31, 2011, based on our estimates of fair value, no valuation allowance was recognized.

Foreclosed Assets – Foreclosed assets are initially carried at fair value less costs to sell.  The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, sales cost estimates, etc.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with the measurement and initial recognition of certain foreclosed assets, we may recognize charge-offs through the allowance for loan losses.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2012 and December 31, 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Nine Months Ended September 30, 2012
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$555,014	$—	$555,014	$—	$—
Other Stocks and Bonds	3,620	—	2,917	703	(181)
Mortgage-backed Securities:
U.S. Government Agencies	102,922	—	102,922	—	—
Government-Sponsored Enterprise	763,030	—	763,030	—	—
Total recurring fair value measurements	$1,424,586	$—	$1,423,883	$703	$(181)

Nonrecurring fair value measurements
Foreclosed assets (1)	$1,030	$—	$—	$1,030	$(441)
Impaired loans (2)	11,477	—	—	11,477	(91)
Total nonrecurring fair value measurements	$12,507	$—	$—	$12,507	$(532)

	At or For the Year Ended December 31, 2011
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities Available for Sale
Investment Securities:
State and Political Subdivisions	$282,457	$—	$282,457	$—
Other Stocks and Bonds	499	—	—	499
Mortgage-backed Securities:
U.S. Government Agencies	107,052	—	107,052	—
Government-Sponsored Enterprise	609,074	—	609,074	—
Total available for sale securities	$999,082	$—	$998,583	$499
Securities carried at fair value through income
Mortgage-backed Securities:
U.S. Government Agencies	$30,413	$—	$30,413	$—
Government-Sponsored Enterprise	617,346	—	617,346	—
Total securities carried at fair value through income	$647,759	$—	$647,759	$—
Total recurring fair value measurements	$1,646,841	$—	$1,646,342	$499

Nonrecurring fair value measurements
Foreclosed assets (1)	$775	$—	$—	$775
Impaired loans (2)	9,731	—	—	9,731
Total nonrecurring fair value measurements	$10,506	$—	$—	$10,506

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Nine Months Ended September 30,
	2012	2011
Other Stocks and Bonds
Balance at Beginning of Period	$499	$189

Total gains or losses (realized/unrealized):
Included in earnings	(181)	—
Included in other comprehensive income (loss)	385	758
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$703	$947

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(181)	$—

	Three Months Ended September 30,
	2012	2011
Other Stocks and Bonds
Balance at Beginning of Period	$623	$957

Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	80	(10)
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$703	$947

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$—

The following tables present income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the periods presented for recurring Level 3 assets, as shown in the previous tables (in thousands):

	Nine Months Ended September 30, 2012
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment securities:
Other stocks and bonds	$—	$—	$(181)	$—	$(181)	$—

Three Months Ended September 30, 2012
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment securities:
Other stocks and bonds	$—	$—	$—	$—	$—	$—

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of September 30, 2012.  No liabilities were recorded as Level 3 at September 30, 2012 (in thousands):

Securities Available for Sale Investment securities:	As of September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
Other stocks and bonds	$703	Discounted Cash Flows	Constant prepayment rate	1% - 2

			Discount Rate	Libor + 14% - 15

			Loss Severity	25% - 100

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At September 30, 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  At December 31, 2011, we had $647.8 million classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $3.3 million and $7.4 million for the three and nine months ended September 30, 2011, respectively.

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following tables (in thousands):

	Nine Months Ended September 30,
	2012	2011
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$—	$409
Government-Sponsored Enterprises	—	6,948
Total	$—	$7,357

	Three Months Ended September 30,
	2012	2011
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$—	$359
Government-Sponsored Enterprises	—	2,915
Total	$—	$3,274

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
September 30, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$131,972	$131,972	$131,972	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,155	—	1,155	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	293,300	303,987	—	303,987	—
FHLB stock and other investments, at cost	36,003	36,003	—	36,003	—
Loans, net of allowance for loan losses	1,200,747	1,195,643	—	—	1,195,643
Loans held for sale	1,158	1,158	—	1,158	—
Financial liabilities:
Retail deposits	$2,301,817	$2,304,731	$—	$2,304,731	$—
Federal funds purchased and repurchase agreements	1,468	1,468	—	1,468	—
FHLB advances	533,183	535,603	—	535,603	—
Long-term debt	60,311	42,861	—	42,861	—

		Estimated Fair Value
December 31, 2011	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$43,238	$43,238	$43,238	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,496	1,707	—	1,707	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	365,631	381,584	—	381,584	—
FHLB stock and other investments, at cost	35,933	35,933	—	35,933	—
Loans, net of allowance for loan losses	1,068,690	1,073,298	—	—	1,073,298
Loans held for sale	3,552	3,552	—	3,552	—
Financial liabilities:
Retail deposits	$2,321,671	$2,329,243	$—	$2,329,243	$—
Federal funds purchased and repurchase agreements	2,945	2,945	—	2,945	—
FHLB advances	622,535	636,129	—	636,129	—
Long-term debt	60,311	45,132	—	45,132	—

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at September 30, 2012 or December 31, 2011.

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

We had outstanding unused commitments to extend credit of $142.7 million and $116.0 million at September 30, 2012 and December 31, 2011, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2012 and December 31, 2011 were $12.8 million and $12.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.0 million and $6.5 million at September 30, 2012 and December 31, 2011, respectively.

The scheduled maturities of unused commitments were as follows (in thousands):

	At September 30, 2012	At December 31, 2011
Unused commitments:
Due in one year or less	$89,498	$85,737
Due after one year	53,187	30,291
Total	$142,685	$116,028

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

Securities. In the normal course of business we buy and sell securities.  There were $17.3 million and $1.2 million of unsettled trades to purchase at September 30, 2012 and December 31, 2011, respectively.  There were no unsettled trades to sell securities as of September 30, 2012 and December 31, 2011.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2012 or December 31, 2011.

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

We reported a decrease in net income for the nine months ended September 30, 2012 compared to the same period in 2011.  Net income attributable to Southside Bancshares, Inc. for the three and nine months ended September 30, 2012 was $8.6 million and $26.5 million, respectively, compared to $8.6 million and $29.6 million, respectively, for the same periods in 2011.

Forward Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “likely,” “intend,” “probability,” “risk,” “target,” “objective,” “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality, capital, and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

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

As of September 30, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.8 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at September 30, 2012, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear.  Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at September 30, 2012 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At September 30, 2012, we have in AFS Other Stocks and Bonds $2.7 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2012 for the TRUPs is approximately $703,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2012 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2012.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.3 million at September 30, 2012 and $3.1 million at December 31, 2011, respectively.  The noncredit charge to other comprehensive income was estimated at $2.0 million and $2.4 million at September 30, 2012 and December 31, 2011, respectively.  The carrying amount of the TRUPs was written down with $181,000 recognized in earnings for the nine months ended September 30, 2012.  There was no write-down required during the year ended December 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2012, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.84%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2011 and 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased. During the nine months ended September 30, 2012, $90 million par of long-term commitments expired unexercised. A table detailing the optional advance commitment terms is presented in “Note 6 - Long-Term Obligations” to our consolidated financial statements included in this report. In order to obtain these commitments from the FHLB we paid fees of $10.95 million, which at September 30, 2012 had been fully impaired and there was no remaining carrying value recorded in our balance sheet. Fees are amortized over the term of the advance upon exercise of the advance commitments. If any of the options are impaired, then the amount of the impairment on that option will be charged against income during the period it occurs. In determining if it is still probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB. If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option. If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments. If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2012 and December 31, 2011, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The current low interest rate environment and investment and economic landscape make it uncertain whether we will experience significant asset growth driven by an increase in the securities portfolio over the near term.

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

The quarter ended September 30, 2012 was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio.  During the quarter ended September 30, 2012, interest rates remained low and prepayments on our mortgage-backed securities increased, so we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities. The sale of these securities resulted in a gain on the sale of available for sale securities of $4.3 million during the three months ended September 30, 2012.  During the quarter we purchased fewer mortgage-backed securities because the risk/reward of this class of securities decreased due to increased prepayment speeds and continued high purchase prices.  During the quarter ended September 30, 2012, our investment securities and U.S. agency mortgage-backed securities decreased from $1.95 billion at June 30, 2012, to $1.72 billion at September 30, 2012.  The average coupon of the mortgage-backed securities portfolio decreased to 5.45% at September 30, 2012 from 6.12% at December 31, 2011, primarily as a result of the sale of the securities carried at fair value through income combined with reinvestment into coupons on average below 6.00%.  At September 30, 2012, securities as a percentage of assets decreased to 53.4%, when compared to 57.5% at June 30, 2012 and 61.0% at December 31, 2011 primarily as a result of the increase in loans and the reduced risk/reward opportunities in mortgage-backed securities as prepayments have increased during 2012.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will, to a much lesser extent, continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.  Our FHLB borrowings at September 30, 2012 decreased 12.3%, or $75.1 million, to $533.2 million from $608.2 million at June 30, 2012 primarily as a result of a decrease in the securities portfolio.  During 2010 and 2011 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  During the nine months ended September 30, 2012, $90 million par of long-term commitments expired unexercised.  As of September 30, 2012, we had $36.5 million in brokered CDs of which all were long-term.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During 2012 and 2011, overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 25.1% at September 30, 2012, from 34.3% at September 30, 2011 and 36.4% at December 31, 2011.

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

Net interest income for the nine months ended September 30, 2012 was $68.5 million, a decrease of $2.3 million, or 3.2%, compared to the same period in 2011.

During the nine months ended September 30, 2012, total interest income decreased $8.7 million, or 8.8%, to $89.6 million compared to $98.3 million for the same period in 2011.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.93% for the nine months ended September 30, 2011 to 4.23% for the nine months ended September 30, 2012 which more than offset the increase in average interest earning assets of $211.5 million, or 7.4%, from $2.87 billion to $3.08 billion.  Total interest expense decreased $6.4 million, or 23.2%, to $21.1 million during the nine months ended September 30, 2012 as compared to $27.4 million during the same period in 2011.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2012, to 1.15% from 1.56% for the same period in 2011, which more than offset the increase in average interest bearing liabilities of $85.3 million, or 3.6%, from $2.36 billion for the nine months ended September 30, 2011 to $2.44 billion for the same period in 2012.

Net interest income decreased during the three months ended September 30, 2012 when compared to the same period in 2011 primarily as a result of a decrease in interest income which was primarily driven by a decrease in mortgage-backed and related securities investment income.  Our average interest earning assets during this period increased $199.0 million, or 6.8%.  The decrease in the average yield on interest bearing liabilities of 38 basis points is a result of an overall decrease in interest rates compared to the same period in 2011.  For the three months ended September 30, 2012, our net interest spread and net interest margin decreased to 2.99% and 3.22%, respectively, from 3.34% and 3.60% when compared to the same period in 2011.

During the nine months ended September 30, 2012, average loans increased $109.7 million, or 10.5%, compared to the same period in 2011.  1-4 Family Residential loans represent a large part of this increase.  The average yield on loans decreased from 6.81% for the nine months ended September 30, 2011 to 6.36% for the nine months ended September 30, 2012.  The increase in interest income on loans of $1.5 million, or 3.0%, to $52.1 million for the nine months ended September 30, 2012, when compared to $50.6 million for the same period in 2011 was the result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended September 30, 2012, average loans increased $172.2 million, or 16.7%, to $1.20 billion, when compared to $1.03 billion for the same period in 2011.  The average yield on loans decreased from 6.60% for the three months ended September 30, 2011 to 6.30% for the three months ended September 30, 2012.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $93.8 million, or 5.3%, from $1.78 billion to $1.87 billion, for the nine months ended September 30, 2012 when compared to the same period in 2011.  At September 30, 2012, virtually all of our mortgage-backed securities were fixed rate securities with less than three percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.01% during the nine months ended September 30, 2012, from 3.92% during the same period in 2011.  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities during 2012 when compared to 2011, the purchase of lower yielding securities when compared to both those securities paying off and securities carried at fair value through income that were sold and the lower interest rate environment during 2012 when compared to 2011.  Interest income on investment and mortgage-backed securities decreased $10.2 million during the nine months ended September 30, 2012, or 21.5%, compared to the same period in 2011 due to a decrease in the average yield which more than offset the increase in the average balance.  For the three months ended September 30, 2012, average investment and mortgage-backed securities increased $15.5 million, or 0.8%, to $1.87 billion, when compared to $1.85 billion for the same period in 2011.  The overall yield on average investment and mortgage-backed securities decreased to 2.68% during the three months ended September 30, 2012, from 3.84% during the same period in 2011 primarily as a result of an increase in prepayments which increased the amortization expense.  Interest income from investment and mortgage-backed securities decreased $5.8 million, or 35.5%, to $10.6 million for the three months ended September 30, 2012, compared to $16.4 million for the same period in 2011.  The decrease in the average yield primarily reflects an overall lower interest rate environment during 2012, an increase in prepayments on the mortgage-backed securities during 2012 when compared to 2011 and the purchase of lower yielding securities when compared to both those securities paying off or maturing and securities sold including the securities carried at fair value through income.  The decrease in interest income for the three months is due to a decrease in the average yield which more than offset the increase in the average balance.

Average FHLB stock and other investments increased $4.8 million, or 16.0%, to $35.0 million, for the nine months ended September 30, 2012, when compared to $30.1 million for the same period in 2011 due to an increase in average FHLB advances during 2012 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $8,000, or 4.4%, during the nine months ended September 30, 2012, when compared to the same period in 2011 due to an increase in the average balance which more than offset the decrease in the average yield from 0.81%

for the nine months ended September 30, 2011 compared to 0.73% for the same period in 2012.  For the three months ended September 30, 2012, average FHLB stock and other investments increased $6.1 million, or 20.6%, to $35.8 million, when compared to $29.7 million for the same period in 2011.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.  For the three months ended September 30, 2012, interest income from FHLB stock and other investments increased $7,000, or 14.0%, to $57,000, when compared to $50,000 for the same period in 2011 as a result of the increase in the average balance, which more than offset the decrease in the average yield from 0.67% in 2011 to 0.63% in 2012.

Average interest earning deposits increased $4.9 million, or 53.8%, to $14.1 million, for the nine months ended September 30, 2012, when compared to $9.2 million for the same period in 2011.  Interest income from interest earning deposits increased $4,000, or 26.7%, for the nine months ended September 30, 2012, when compared to the same period in 2011, as a result of the increase in the average balance which more than offset the decrease in the average yield from 0.22% in 2011 to 0.18% in 2012.  Average interest earning deposits increased $7.3 million, or 135.1%, to $12.8 million, for the three months ended September 30, 2012, when compared to $5.4 million for the same period in 2011.  Interest income from interest earning deposits increased $2,000, or 100.0%, for the three months ended September 30, 2012, when compared to the same period in 2011, as a result of an increase in the average balance, which more than offset the decrease in the average yield from 0.15% in 2011 to 0.12% in 2012.

During the nine months ended September 30, 2012, our average loans increased more than our average securities compared to the same period in 2011.  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets as average securities decreased to 61.9% during the nine months ended September 30, 2012, compared to 63.0% during the same period in 2011. Average loans increased to 37.7% of average total interest earning assets and other interest earning asset categories averaged 0.4% for the nine months ended September 30, 2012.  During 2011, the comparable mix was 36.7% in loans and 0.3% in the other interest earning asset categories.

Total interest expense decreased $6.4 million, or 23.2%, to $21.1 million during the nine months ended September 30, 2012 as compared to $27.4 million during the same period in 2011.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.56% for 2011 to 1.15% for the nine months ended September 30, 2012, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $85.3 million, or 3.6% included an increase in deposits of $29.4 million, or 1.7%, an increase in short-term interest bearing liabilities of $39.1 million, or 14.7%, and an increase in long-term FHLB advances of $16.8 million, or 5.6%.  For the three months ended September 30, 2012, total interest expense decreased $2.2 million, or 25.3%, to $6.5 million, compared to $8.6 million for the same period in 2011, as a result of a decrease in the average yield while partially offset by an increase in the average balance on interest bearing liabilities.  Average interest bearing liabilities increased $64.5 million, or 2.7%, while the average yield decreased from 1.43% for the three months ended September 30, 2011 to 1.05% for the three months ended September 30, 2012.

Average interest bearing deposits increased $29.4 million, or 1.7%, from $1.73 billion to $1.76 billion, while the average rate paid decreased from 0.92% for the nine months ended September 30, 2011 to 0.65% for the nine months ended September 30, 2012.  For the three months ended September 30, 2012, average interest bearing deposits decreased $13.9 million, or 0.8%, to $1.73 billion, when compared to $1.75 billion for the same period in 2011, and the average rate paid decreased from 0.88% for the three month period ended September 30, 2011 to 0.56% for the three month period ended September 30, 2012.  Average time deposits decreased $61.7 million, or 7.2%, from $856.1 million to $794.4 million and the average rate paid decreased to 1.00% for the nine months ended September 30, 2012 as compared to 1.34% for the same period in 2011.  Average interest bearing demand deposits increased $80.3 million, or 10.2%, while the average rate paid decreased to 0.39% for the nine months ended September 30, 2012 as compared to 0.55% for the same period in 2011.  Average savings deposits increased $10.8 million, or 12.7%, while the average rate paid decreased to 0.15% for the nine months ended September 30, 2012 as compared to 0.26% for the same period in 2011.  Interest expense for interest bearing deposits for the nine months ended September 30, 2012, decreased $3.4 million, or 28.0%, when compared to the same period in 2011 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $106.2 million, or 23.4%, during the nine months ended September 30, 2012.  The latter three categories, which are considered the lowest cost deposits, comprised 65.8% of total average deposits during the nine months ended September 30, 2012 compared to 60.8% during the same period in 2011.  The increase in our average total deposits is primarily the result of an increase in deposits from municipalities and, to a lesser extent, deposit growth due to branch expansion and continued market penetration.

During the nine months ended September 30, 2012, we issued $7.0 million of long-term brokered CDs.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  When we utilize long-term callable brokered CDs it is because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At September 30, 2012, we had $36.5 million in brokered CDs that represented 1.6% of deposits compared to $163.8 million, or 7.1%, of deposits at December 31, 2011.  At September 30, 2012 and December 31, 2011, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling our brokered CDs and replacing them with long-term FHLB advances which has allowed us to both extend the maturities and lower the funding costs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $305.8 million, an increase of $39.1 million, or 14.7%, for the nine months ended September 30, 2012 when compared to the same period in 2011.  Interest expense associated with short-term interest bearing liabilities decreased $200,000, or 3.9%, and the average rate paid decreased 41 basis points to 2.13% for the nine months ended September 30, 2012, when compared to 2.54% for the same period in 2011.  For the three months ended September 30, 2012, average short-term interest bearing liabilities decreased $27.2 million, or 8.5%, when compared to the same period in 2011.  Interest expense associated with short-term interest bearing liabilities decreased $92,000, or 5.6%, while the average rate paid increased to 2.10% for the three month period ended September 30, 2012 when compared to 2.03% for the same period in 2011.  The increase in the average rate paid was due to the change in the mix between long-term FHLB advances rolling into the short-term FHLB advances category and short-term advances taken out with less than 30 day maturities.  The decrease in the interest expense was due to a decrease in the average balance which more than offset the increase in the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances increased $16.8 million, or 5.6%, during the nine months ended September 30, 2012 to $317.0 million as compared to $300.2 million for the nine months ended September 30, 2011.  Interest expense associated with long-term FHLB advances decreased $2.9 million, or 36.0%, and the average rate paid decreased 139 basis points for the nine months ended September 30, 2012 when compared to the same period in 2011.  For the three months ended September 30, 2012, long-term interest bearing liabilities increased $105.7 million, or 39.8%, when compared to the same period in 2011.  Interest expense associated with long-term FHLB advances decreased $677,000, or 29.5%, and the average rate paid decreased to 1.74% for the three months ended September 30, 2012 when compared to 3.43% for the same period in 2011.  The increase in the average long-term FHLB advances is due primarily to the purchase of long-term advances during the first nine months of 2012 which more than offset the advances classified as long-term at December 31, 2011 rolling into the short-term category.  In addition, as $90 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were taken out.  During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the nine months ended September 30, 2012, $90 million par of long-term commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million.  During the third quarter of 2011, the value of the FHLB advance option fees became impaired.  They were further impaired during the fourth quarter of 2011 resulting in a total charge of $8.92 million in 2011.  During 2012, the FHLB advance option fees were further impaired and completely written down for a total charge of $195,000 and $2.03 million for the three and nine months ending September 30, 2012.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three and nine months ended September 30, 2012 and 2011.  Interest expense associated with long-term debt increased $48,000, or 2.0%, to $2.5 million for the nine months ended September 30, 2012, when compared to $2.4 million for the same period in 2011, as a result of an increase in the average yield of 10 basis points during the nine months ended September 30, 2012 when compared to the same period in 2011.  Interest expense was $832,000 for the three month period ended September 30, 2012, an increase of $12,000, or 1.5%, when compared to the same period in 2011, as a result of an increase in the average yield of 10 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV has a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V has a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) (unaudited) Nine Months Ended
	September 30, 2012			September 30, 2011
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,159,643	$55,180	6.36%	$1,049,918	$53,443	6.81%
Loans Held For Sale	1,717	45	3.50%	3,414	100	3.92%
Securities:
Investment Securities (Taxable)(4)	5,452	73	1.79%	6,040	49	1.08%
Investment Securities (Tax-Exempt)(3)(4)	341,673	14,352	5.61%	296,752	14,198	6.40%
Mortgage-backed and Related Securities (4)	1,526,375	27,730	2.43%	1,476,950	37,899	3.43%
Total Securities	1,873,500	42,155	3.01%	1,779,742	52,146	3.92%
FHLB stock and other investments, at cost	34,966	190	0.73%	30,146	182	0.81%
Interest Earning Deposits	14,092	19	0.18%	9,164	15	0.22%
Total Interest Earning Assets	3,083,918	97,589	4.23%	2,872,384	105,886	4.93%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,908			42,069
Bank Premises and Equipment	50,455			50,570
Other Assets	168,140			137,582
Less: Allowance for Loan Loss	(19,761)			(19,258)
Total Assets	$3,324,660			$3,083,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$95,691	108	0.15%	$84,899	168	0.26%
Time Deposits	794,370	5,945	1.00%	856,059	8,554	1.34%
Interest Bearing Demand Deposits	870,904	2,562	0.39%	790,608	3,244	0.55%
Total Interest Bearing Deposits	1,760,965	8,615	0.65%	1,731,566	11,966	0.92%
Short-term Interest Bearing Liabilities	305,818	4,877	2.13%	266,730	5,077	2.54%
Long-term Interest Bearing Liabilities – FHLB Dallas	316,964	5,094	2.15%	300,184	7,958	3.54%
Long-term Debt (5)	60,311	2,487	5.51%	60,311	2,439	5.41%
Total Interest Bearing Liabilities	2,444,058	21,073	1.15%	2,358,791	27,440	1.56%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	560,636			454,454
Other Liabilities	51,888			34,299
Total Liabilities	3,056,582			2,847,544
SHAREHOLDERS’ EQUITY (6)	268,078			235,803
Total Liabilities and Shareholders’ Equity	$3,324,660			$3,083,347
NET INTEREST INCOME		$76,516			$78,446
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.31%			3.65%
NET INTEREST SPREAD			3.08%			3.37%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,082 and $2,913 for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $4,885 and $4,691 for the nine months ended September 30, 2012 and 2011, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

(6)	Includes average equity of noncontrolling interest of $1,487 for the nine months ended September 30, 2011.

Note: As of September 30, 2012 and 2011, loans totaling $11,879 and $10,634, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) (unaudited) Three Months Ended
	September 30, 2012			September 30, 2011
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,203,651	$19,048	6.30%	$1,031,435	$17,162	6.60%
Loans Held For Sale	1,877	14	2.97%	4,019	32	3.16%
Securities:
Investment Securities (Taxable)(4)	6,016	22	1.45%	4,037	11	1.08%
Investment Securities (Tax-Exempt)(3)(4)	466,776	5,879	5.01%	285,598	4,634	6.44%
Mortgage-backed and Related Securities (4)	1,395,563	6,695	1.91%	1,563,263	13,292	3.37%
Total Securities	1,868,355	12,596	2.68%	1,852,898	17,937	3.84%
FHLB stock and other investments, at cost	35,782	57	0.63%	29,665	50	0.67%
Interest Earning Deposits	12,789	4	0.12%	5,440	2	0.15%
Total Interest Earning Assets	3,122,454	31,719	4.04%	2,923,457	35,183	4.77%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,718			37,269
Bank Premises and Equipment	50,265			50,681
Other Assets	170,885			173,892
Less: Allowance for Loan Loss	(20,276)			(18,474)
Total Assets	$3,365,046			$3,166,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$97,755	35	0.14%	$87,960	50	0.23%
Time Deposits	740,203	1,574	0.85%	854,485	2,810	1.30%
Interest Bearing Demand Deposits	893,773	846	0.38%	803,159	1,019	0.50%
Total Interest Bearing Deposits	1,731,731	2,455	0.56%	1,745,604	3,879	0.88%
Short-term Interest Bearing Liabilities	293,692	1,551	2.10%	320,934	1,643	2.03%
Long-term Interest Bearing Liabilities – FHLB Dallas	370,815	1,618	1.74%	265,162	2,295	3.43%
Long-term Debt (5)	60,311	832	5.49%	60,311	820	5.39%
Total Interest Bearing Liabilities	2,456,549	6,456	1.05%	2,392,011	8,637	1.43%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	587,315			467,008
Other Liabilities	48,929			54,862
Total Liabilities	3,092,793			2,913,881
SHAREHOLDERS’ EQUITY (6)	272,253			252,944
Total Liabilities and Shareholders’ Equity	$3,365,046			$3,166,825
NET INTEREST INCOME		$25,263			$26,546
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.22%			3.60%
NET INTEREST SPREAD			2.99%			3.34%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,215 and $965 for the three months ended September 30, 2012 and 2011, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $2,040 and $1,565 for the three months ended September 30, 2012 and 2011, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

(6)	Includes average equity of noncontrolling interest of $405 for the three months ended September 30, 2011.

Note: As of September 30, 2012 and 2011, loans totaling $11,879 and $10,634, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $10.5 million and $29.4 million for the three and nine months ended September 30, 2012, respectively, compared to $5.7 million and $28.0 million for the same periods in 2011, an increase of $4.8 million or 83.1%, and $1.4 million, or 4.9%, respectively.  The primary reason for the increase in noninterest income was due to the decrease in impairment charges on the FHLB advance options during the three and nine months ended September 30, 2012 when compared to the same periods in 2011.  During the nine months ended September 30, 2012, we had gain on sale of AFS securities of $13.6 million compared to gains of $9.1 million for the same period in 2011.  Gain on sale of AFS securities for the three months ended September 30, 2012 were $4.3 million compared to $3.6 million for the same period in 2011.  The fair value of the AFS securities portfolio at September 30, 2012 was $1.42 billion with a net unrealized gain on that date of $53.3 million.  The net unrealized gain is comprised of $56.1 million in unrealized gains and $2.8 million in unrealized losses.  The fair value of the HTM securities portfolio at September 30, 2012 was $305.1 million with a net unrealized gain on that date of $10.8 million.  The net unrealized gain is comprised of $10.8 million in unrealized gains and approximately $2,000 in unrealized losses.  During the nine months ended September 30, 2012, we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the first quarter of 2012, we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  During the quarter ended September 30, 2012, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities.  The sale of these securities resulted in a gain on the sale of available for sale securities of $4.3 million.  There can be no assurance that the level of security gains reported during the three and nine months ended September 30, 2012, will continue in future periods.

For the three and nine months ended September 30, 2012, there was no fair value gain (loss) on securities carried at fair value through income compared to fair value income of $3.3 million and $7.4 million, for the three and nine months ended September 30, 2011, respectively.  This is due to the fact that we sold all of our securities carried at fair value through income during the nine months ending September 30, 2012.  For the three and nine months ended September 30, 2012, the value of the FHLB advance option fees became further impaired resulting in an impairment charge of $195,000 and $2.0 million, respectively.  At September 30, 2012, the remaining FHLB advance option fees recorded on our balance sheet were fully impaired.

Deposit services income decreased $191,000, or 4.7%, and $512,000, or 4.3%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $88,000, or 21.9%, and $224,000, or 23.2%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The decrease for the three and nine months ended September 30, 2012 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income increased $248,000, or 25.9%, and $418,000, or 13.8%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 as a result of increases in the fair value of written loan commitments, brokerage services income and trading income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $19.1 million and $56.7 million for the three and nine months ended September 30, 2012, respectively, compared to $17.7 million and $54.5 million for the same periods in 2011, respectively, representing an increase of $1.4 million, or 7.8%, and $2.2 million, or 3.9%, for the three and nine months ended September 30, 2012, respectively.

Salaries and employee benefits expense increased $639,000, or 5.7%, and $1.3 million, or 3.8%, during the three and nine months ended September 30, 2012 respectively, when compared to the same periods in 2011.  The increase for the three and nine months ended September 30, 2012, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense, normal salary increases for existing personnel, increases in incentive pay associated with the increased loan production and share based payment compensation.

Direct salary expense and payroll taxes increased $399,000, or 4.3%, and $591,000, or 2.0%, during the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.

Retirement expense, included in salary and benefits, increased $215,000, or 25.2%, and $638,000, or 24.6%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2012 when compared to 2011.  Specifically, the assumed long-term rate of return was 7.25% and the assumed discount rate was decreased to 4.84%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $29,000, or 3.1%, and $88,000, or 3.2%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The decrease for the three and nine months ended September 30, 2012 is due to decreased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2012.

ATM and debit card expense increased $16,000, or 6.8%, and $101,000, or 14.1%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 due to an increase in processing expenses.

Director fees increased $68,000, or 35.2%, and $218,000, or 37.3%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  Effective January 5, 2012, Mr. B. G. Hartley retired as Chief Executive Officer of Southside Bancshares, Inc. and became a non-employee Chairman of the Board of Directors of the Company.  The increase is primarily due to his fee received for serving in that role.

Telephone and communications increased $131,000, or 46.0%, and $300,000, or 31.0%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 due to bank growth and upgraded systems.

FDIC insurance increased $217,000, or 102.4%, for the three months ended September 30, 2012 and decreased $397,000, or 23.2%, for the nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 due to a change in the FDIC assessment calculation effective for the second quarter of 2011.

Other expense increased $186,000, or 11.9%, and $327,000, or 7.0%, for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011 as a result of increases in bank examination fees and home banking expenses.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2012 was $10.2 million and $32.7 million, respectively, compared to $10.6 million and $38.9 million, respectively, for the same periods in 2011.  Income tax expense was $1.6 million and $6.3 million, respectively, for the three and nine months ended September 30, 2012 compared to $2.0 million and $7.9 million, respectively, for the three and nine months ended September 30, 2011.  The effective tax rate as a percentage of pre-tax income was 15.3% and 19.1% for the three and nine months ended September 30, 2012, compared to 19.2% and 20.4% for the three and nine months ended September 30, 2011.  The decrease in the effective tax rate and income tax expense for the three and nine months ended September 30, 2012 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same periods in 2011.

Capital Resources

Our total shareholders' equity at September 30, 2012, was $276.6 million, representing an increase of 6.8%, or $17.6 million from December 31, 2011 and represented 8.6% of total assets at September 30, 2012 compared to 7.8% of total assets at December 31, 2011.

Increases to our shareholders’ equity consisted of net income of $26.5 million, the issuance of $963,000 in common stock (45,620 shares) through our employee stock and dividend reinvestment plans partially offset by a decrease in accumulated other comprehensive income of $194,000 and $9.9 million in dividends paid.

On March 29, 2012, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2012, which was paid on May 9, 2012.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are currently considered Tier 1 capital by the Federal Reserve Board. Under the Dodd-Frank Act, the trust preferred securities would continue to be considered Tier 1 capital, however, under the prospective Basel III regulations issued for comment by the bank regulatory agencies, they would be phased out as Tier 1 capital over a period of years.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of September 30, 2012, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$315,183	23.11%	$109,118	8.00%	N/A	N/A
Bank Only	$305,719	22.44%	$109,011	8.00%	$136,264	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$298,048	21.85%	$54,559	4.00%	N/A	N/A
Bank Only	$288,584	21.18%	$54,506	4.00%	$81,758	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$298,048	9.03%	$131,973	4.00%	N/A	N/A
Bank Only	$288,584	8.75%	$131,864	4.00%	$164,829	5.00%
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Return on Average Assets	1.06%	1.28%
Return on Average Shareholders' Equity	13.19	16.87
Dividend Payout Ratio – Basic	37.91	30.41
Dividend Payout Ratio – Diluted	37.91	30.41
Average Shareholders' Equity to Average Total Assets	8.06	7.60
	Three Months Ended September 30,
	2012	2011
Return on Average Assets	1.02%	1.07%
Return on Average Shareholders' Equity	12.58	13.45
Dividend Payout Ratio – Basic	40.00	36.00
Dividend Payout Ratio – Diluted	40.00	36.00
Average Shareholders' Equity to Average Total Assets	8.09	7.97

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2012, these investments were 17.4% of total assets as compared to 19.0% at December 31, 2011 and 18.9% at September 30, 2011.  The decrease to 17.4% at September 30, 2012 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at September 30, 2012.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At September 30, 2012, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $256.9 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  The geographic concentration of the loans as of December 31, 2011 is provided in our 2011 Form 10-K.  There were no substantial changes in these concentrations during the nine months ended September 30, 2012.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At September 30, 2012, the SFG loans totaled approximately $73.1 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $134.4 million, or 12.4%, to $1.22 billion at September 30, 2012 from $1.09 billion at December 31, 2011, and increased $181.1 million, or 17.4%, from $1.04 billion at September 30, 2011.  Average loans increased $109.7 million, or 10.5%, when compared to the same period in 2011.

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

The following table sets forth loan totals for the periods presented:

	At September 30, 2012	At December 31, 2011	At September 30, 2011
	(in thousands)
Real Estate Loans:
Construction	$116,079	$111,361	$103,859
1-4 Family Residential	349,419	247,479	228,248
Other	225,854	206,519	202,595
Commercial Loans	140,479	143,552	140,115
Municipal Loans	220,590	207,261	199,122
Loans to Individuals	169,174	171,058	166,532
Total Loans	$1,221,595	$1,087,230	$1,040,471

Our 1-4 family residential mortgage loans increased $101.9 million, or 41.2%, to $349.4 million at September 30, 2012 from $247.5 million at December 31, 2011, and $121.2 million, or 53.1%, from $228.2 million at September 30, 2011.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $19.3 million, or 9.4%, to $225.9 million at September 30, 2012 from $206.5 million at December 31, 2011, and $23.3 million, or 11.5%, from $202.6 million at September 30, 2011.

Municipal loans increased $13.3 million, or 6.4%, to $220.6 million at September 30, 2012 from $207.3 million at December 31, 2011, and $21.5 million, or 10.8%, from $199.1 million at September 30, 2011.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans increased $4.7 million, or 4.2%, to $116.1 million at September 30, 2012 from $111.4 million at December 31, 2011, and $12.2 million, or 11.8% from $103.9 million at September 30, 2011 due to increased activity in the Austin and DFW markets.

Commercial loans decreased $3.1 million, or 2.1%, to $140.5 million at September 30, 2012 from $143.6 million at December 31, 2011, and increased $364,000, or 0.3% from $140.1 million at September 30, 2011.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $1.9 million, or 1.1%, to $169.2 million at September 30, 2012 from $171.1 million at December 31, 2011, and increased $2.6 million, or 1.6%, from $166.5 million at September 30, 2011.  Most of the decrease for the nine months ended September 30, 2012 is due to normal paydowns which was partially offset by an increase in SFG loans.  The increase as compared to September 30, 2011 is due to an increase in SFG loans.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we found that longer periods will not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the effectiveness of the specific reserve process.

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

New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, we use data mining measures to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.  At September 30, 2012, the unallocated portion of the allowance for loan loss was $1.2 million, or 0.1%, of loans.

As of September 30, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.8 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and nine months ended September 30, 2012, loan charge-offs were $3.1 million and $8.1 million and recoveries were $451,000 and $1.9 million, resulting in net charge-offs of $2.6 million and $6.2 million, respectively.  For the three and nine months ended September 30, 2011, loan charge-offs were $3.2 million and $10.3 million and recoveries were $505,000 and $2.3 million, resulting in net charge-offs of $2.7 million and $8.0 million, respectively.  The decrease in net charge-offs for the three and nine months ended September 30, 2012 was primarily related to economic conditions requiring the write-down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $3.3 million and $8.5 million for the three and nine months ended September 30, 2012, compared to $1.5 million and $5.5 million for the comparable periods in 2011, respectively.  The increase in provision expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily a result of the increase in loans and to a lesser extent, an increase in nonperforming assets.

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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2012	At December 31, 2011	At September 30, 2011
Nonaccrual loans	$11,879	$10,299	$10,634
Accruing loans past due more than 90 days	9	5	21
Restructured loans	2,897	2,109	1,486
Other real estate owned	708	453	831
Repossessed assets	322	322	188
Total Nonperforming Assets	$15,815	$13,188	$13,160

	At September 30, 2012	At December 31, 2011	At September 30, 2011
		(unaudited)
Asset Quality Ratios:
Nonaccruing loans to total loans	0.97%	0.95%	1.02%
Allowance for loan losses to nonaccruing loans	175.50	180.02	171.05
Allowance for loan losses to nonperforming assets	131.82	140.58	138.21
Allowance for loan losses to total loans	1.71	1.71	1.75
Nonperforming assets to total assets	0.49	0.40	0.41
Net charge-offs to average loans	0.71	0.92	1.02

Total nonperforming assets at September 30, 2012 were $15.8 million, an increase of $2.6 million, or 19.9%, from $13.2 million at December 31, 2011 and increased $2.7 million, or 20.2%, from $13.2 million at September 30, 2011.  The increase in nonperforming assets is primarily a result of two commercial loans and an increase in nonperforming SFG loans.

From December 31, 2011 to September 30, 2012, nonaccrual loans increased $1.6 million, or 15.3%, to $11.9 million and from September 30, 2011, increased $1.2 million, or 11.7%.  Of the total nonaccrual loans at September 30, 2012, 17.7% are residential real estate loans, 10.0% are commercial real estate loans, 24.3% are commercial loans, 23.9% are loans to individuals, primarily SFG automobile loans, and 24.1% are construction loans.  Accruing loans past due more than 90 days increased $4,000, or 80.0%, to $9,000 at September 30, 2012 from $5,000 at December 31, 2011 and from September 30, 2011 decreased $12,000, or 57.1%.  Restructured loans increased $788,000, or 37.4%, to $2.9 million at September 30, 2012 from $2.1 million at December 31, 2011 and $1.4 million, or 95.0%, from $1.5 million at September 30, 2011.  OREO increased $255,000, or 56.3%, to $708,000 at September 30, 2012 from $453,000 at December 31, 2011 and decreased $123,000, or 14.8%, from $831,000 at September 30, 2011.  The OREO at September 30, 2012, consisted primarily of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets of $322,000 at September 30, 2012 remained unchanged from December 31, 2011 and increased $134,000, or 71.3%, from $188,000 at September 30, 2011.

Reorganization

During October 2012, we made application to our regulators to open a second full service branch in Austin, Texas during the first quarter of 2013.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.04% and 0.58%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.79% and 3.07%, respectively, relative to the base case over the next 12 months.  As of September 30, 2011, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.70% and 1.77%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.86% and 3.91%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.  Based on a number of factors, including remediation actions taken to address the previously identified material weaknesses discussed below, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

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

The determination that our review processes failed with respect to these two areas caused management to reevaluate the overall effectiveness of our review program and the quality of our effectiveness and deficiency determinations. As a result of such evaluation, we concluded that our overall review program was effective. However, we determined that the Company's review program would be further enhanced if we hired additional staff in the financial reporting area to enable our staff to perform additional procedures, including procedures specific to the two failed areas discussed above. As such, we have undertaken significant measures to ensure that our internal control over financial reporting and disclosure controls and procedures, as well as our review process for our price valuation and FHLB option fees, will be effective going forward.

As a result of the evaluation discussed above, management added additional resources to the Company's accounting and financial reporting function, as well as the investment department. In the accounting and financial reporting areas, we added an additional certified public accountant, which has enabled us to enhance our accounting research capabilities and to provide additional support in the financial reporting area. In addition, we added a clerical position that allowed us to take administrative duties from the professional staff in the accounting and financial reporting areas. Our Chief Accounting Officer has realigned the accounting and financial reporting areas to allow for an additional individual to participate in the review process. An additional individual was also hired in the investment department to assume duties that allowed the professional staff to allocate more time to the enhanced price valuation process implemented to correct the material weakness in this area. The more robust price valuation process compares prices obtained from multiple third party independent pricing services. For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for those securities, given available data. We also invested in technology designed to streamline the SEC financial reporting process. We believe these additional staffing and technology resources will enhance our overall financial reporting process.

As of September 30, 2012, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that the material weaknesses identified have been remediated.

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

Management believes the measures described above and others that will be implemented as necessary will strengthen our internal control over financial reporting.  Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures.  As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at September 30, 2012 such litigation is not material to our financial position or results of operations.

ITEM 1A.    RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 26, 2012, except as noted below:

If we fail to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, results of operation and financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could harm the trading price of our common stock.

Management regularly reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Based on management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2011, management decided that our disclosure controls and procedures were not effective as of that date due to the following control deficiencies:

•We did not adequately design security price verification controls.  Specifically, we did not perform adequate price verification procedures to determine that security prices obtained from the third party pricing service, which are utilized to record securities at fair value, were accurate.  The control deficiency resulted in certain pricing errors, including for certain securities which were purchased at a significant premium that required specific accounting in accordance with generally accepted accounting principles.  The errors resulted in our audit committee determining that the Company's financial statements as of and for the quarters and year to date periods ended March 31, June 30, and September 30, 2011 could no longer be relied upon and were required to be restated and that revisions to the Company's consolidated financial statements for the year ended December 31, 2010 and adjustments to the consolidated financial statements for the year ended December 31, 2011 were required.  Management concluded that the identified control deficiency constituted a material weakness.

•Controls designed to evaluate the impairment of FHLB advance option fees did not operate effectively.  Specifically, we failed to execute the control to assess the probability of exercise for the FHLB advance option fees.  This control deficiency resulted in accounting errors for the FHLB options.  The errors resulted in our audit committee determining that the Company's financial statements as of and for the quarter and year to date period ended September 30, 2011 could no longer be relied upon and were required to be restated and that adjustments to the Company's consolidated financial statements for the year ended December 31, 2011 were required. Management concluded that the identified control deficiency constituted a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented or detected and corrected on a timely basis. Although management had taken actions to remediate the material weaknesses identified, management was unable to conclude that our disclosure controls and procedures were effective as of March 31, 2012 or June 30, 2012.

Although management believes that the actions it has taken have remediated these material weaknesses as of September 30, 2012, we cannot assure you that they have been remediated. If the security price verification control deficiency has not been remediated, it could result in future material misstatements of the available for sale or held to maturity securities and related disclosures.  Additionally, if the Company were to purchase additional options from the FHLB where the advance option fee paid was material and if the FHLB advance option fee control deficiency has not been remediated, it could result in future material misstatements of other assets and impairment charges. These control deficiencies could result in material misstatements of related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected assuming the FHLB advance option fee once again became a material amount in the future.  In addition, we cannot assure you that additional control deficiencies or material weaknesses will not be identified in the future.

Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could affect the trading price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

		BY:	/s/ SAM DAWSON
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 7, 2012

		BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 7, 2012

Exhibit Index

Exhibit Number	Description

3 (a)
Amended and Restated Articles of Incorporation of Southside Bancshares, Inc. effective April 17, 2009 (filed as Exhibit 3(a) to the Registrant's Form 8-K, filed April 20, 2009, and incorporated herein by reference).

3 (b)	Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 9, 2012 (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed August 10, 2012, and incorporated herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

† The certification attached as Exhibit 32 accompanies this quarterly report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sabarnes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sam Dawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southside Bancshares, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 7, 2012	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee R. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southside Bancshares, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 7, 2012	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Report”) by Southside Bancshares, Inc. (“Registrant”), each of the undersigned hereby certifies that to his knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Date: November 7, 2012	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

Date: November 7, 2012	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer