Form 10-K
period 2012-12-31
SOUTHSIDE BANCSHARES INC
filed 2013-03-06
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was $330,278,517.

As of February 28, 2013, 16,976,698 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held April 18, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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

GENERAL

Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 48 banking centers, 19 of which are located in grocery stores, and 13 motor bank facilities.

At December 31, 2012, our total assets were $3.24 billion, total loans were $1.26 billion, deposits were $2.35 billion, and total equity was $257.8 million.  For the years ended December 31, 2012 and 2011, our net income was $34.7 million and $39.1 million and diluted earnings per common share were $2.00 and $2.26, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).

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

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2012, our trust department managed approximately $758.3 million of trust assets.

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

During the fourth quarter ended December 31, 2012, we received regulatory approval to open a second branch in Austin, Texas, which we anticipate will open during the first quarter of 2013.

Subsequent to December 31, 2012, we made a decision to close Southside Securities, Inc. It is our expectation that we will complete the closing in the first half of 2013.

MARKET AREA

We are headquartered in Tyler, Texas. The Tyler metropolitan area has a population of approximately 207,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.

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

Our 48 branches and 13 motor bank facilities are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising done in each market area is directly attributable to our market share in that market area combined with overall cost.

Additionally, our customers may access various banking services through our 48 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones, smart phones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last twenty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Beginning in the fourth quarter of 2008, as oil prices declined significantly and consumers all across the United States were impacted even more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  During 2009 and continuing throughout 2010, our market areas experienced the effects of the housing-led slowdown that impacted the other regions of the United States.  During 2011, our markets appeared to partially strengthen economically, exhibiting a combination of both modest growth in certain sectors as well as continued effects of the housing and unemployment downturn.  During 2012 our market exhibited further strengthening both economically and in the housing sector. Many economists predict growth for the U.S. economy during 2013; however, we are well aware that any economic growth could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2012, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.

EMPLOYEES

At February 28, 2013, we employed approximately 574 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 28, 2013 were as follows:

Sam Dawson (Age 65), was elected Chief Executive Officer of both Southside Bancshares, Inc. and Southside Bank on January 5, 2012.  He has also served as President and Director of Southside Bancshares, Inc. since 1998 and served as Secretary from 1998 to February 2012.  In addition, he also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 81), has served as Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998.  He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 61), has served as Senior Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank since 1996.  He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 56), has served as Senior Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and Southside Bank in 1984.

Michael L. Coogan (Age 53), has served as Executive Vice President and Treasurer of Southside Bank since 2009.  He joined Southside Bank in 2009 and became an advisory director of Southside Bank in 2012.  He is the President of the Company’s subsidiary, Southside Securities, Inc., a broker-dealer.

All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

 SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry.  As a bank holding company under federal law, the Company is subject to regulation, supervision and examination by the Federal Reserve.  In addition, under state law, as the parent company of a Texas-chartered state bank, the Company is subject to supervision and examination by the TDB.  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund (“DIF”) and the public rather than our shareholders and creditors.

In addition to the system of regulation and supervision outlined above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau will also have supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products.

The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  As a result of the Dodd-Frank Act, which was enacted on July 21, 2010, the regulatory framework under which we operate has changed and will continue to change substantially over the next several years.   The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  Among the provisions that may affect the operations of the Company and Southside Bank are the following:

•	Creation of the Bureau with centralized authority, including supervisory, examination and enforcement authority, for consumer protection in the banking industry;

•	New limitations on federal preemption;

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund, which have been proposed but not yet finalized;

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies;

•	Changes to the assessment base for deposit insurance premiums;

•	Permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000;

•	Repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

◦	factoring accounts receivable;

◦	making, acquiring, brokering or servicing loans and usual related activities;

◦	leasing personal or real property;

◦	operating a nonbank depository institution, such as savings association;

◦	performing trust company functions;

◦	conducting financial and investment advisory activities;

◦	conducting discount securities brokerage activities;

◦	underwriting and dealing in government obligations and money market instruments;

◦	providing specified management consulting and counseling activities;

◦	performing selected data processing services and support services;

◦	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

◦	performing selected insurance underwriting activities;

◦	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

◦	issuing and selling money orders and similar consumer-type payment instruments.

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

In order to offer broker-dealer services through our subsidiary, Southside Securities, Inc., on February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status and were granted financial holding company status on March 22, 2011.  Election of financial holding company status is not automatic and it was granted based upon consideration of a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).  Now that we have succeeded in attaining financial holding company status, that status could be impacted by the condition of Southside Bank and/or other factors.  For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank.  In addition, if Southside Bank were to receive a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.  If we undertake expanded financial activities (that are not permissible for a bank holding company) and we fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements.  If we do not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.  We began engaging in broker-dealer activities through Southside Securities, Inc. on June 16, 2011.

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

The ratios of Tier 1 capital and total capital to risk-weighted assets, and the leverage ratios of the Company and Southside Bank as of December 31, 2012, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Risk-based capital ratios:
Tier 1 capital (1)	4.00%	6.00%	21.16%	20.60%
Total risk-based capital (2)	8.00%	10.00%	22.42%	21.86%
Tier 1 leverage ratio (3)	4.00%	5.00%	9.11%	8.87%

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

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and as a result of a separate, international regulatory capital initiative known as “Basel III.” In particular, as noted above, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities for holding companies with assets that exceed $15 billion after a three-year period that begins January 1, 2013.  Furthermore, the current risk-based capital guidelines that apply to the banks and bank holding companies are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors.  The Basel I standards to which U.S. banks and bank and financial holding companies are subject were implemented by the Federal Reserve.  In 2008, the Federal Reserve began to phase-in capital standards based on the BCBS’ second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  In December 2010, BCBS finalized the Basel III regulatory capital standards and it was anticipated that U.S. regulators would adopt new regulatory capital requirements similar to those proposed by the BCBS to be phased in for U.S. financial institutions beginning in 2013.  In June of 2012, U.S. banking regulators proposed new standards to implement these capital requirements. However, on November 9, 2012, regulators announced that the implementation of these rules would be delayed and did not provide a specific timeframe for their implementation. These standards, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress.  The Basel III regime does not supplant Basel II, however.  The Basel II requirements focus on the appropriate allocation of capital to bank assets based on credit risk.  Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the credit risk-based standards of Basel II.

In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance, which was finalized on May 14, 2012, outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework.  Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (ii) employ multiple conceptually sound stress testing activities and approaches; (iii) be forward-looking and flexible; and

(iv) be clear, actionable, well-supported, and used in the decision-making process.  Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.”  While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.
Complying with the new Basel III capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements.  These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official, final regulations for U.S. financial institutions.  It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and, as noted above, it was anticipated that the new requirements would be phased-in for U.S. financial institutions beginning in 2013.  However, on November 9, 2012, U.S. regulators announced that the implementation of rules implementing Basel III would be delayed and regulators have not provided a specific timeframe for their implementation of these requirements. Furthermore, it is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.

Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2012 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.

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

In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent.  Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  The February 7, 2011 final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the initial total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In December 2009, we paid $9.9 million in prepaid risk-based assessments, which included $625,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010 and was included in deposit insurance expense for 2009.  The remaining $9.3 million in prepaid deposit insurance was included in other assets in our consolidated balance sheet as of December 31, 2009.  As of December 31, 2012, 2011, and 2010, $3.6 million, $5.2 million and $6.7 million, respectively, remained of the prepaid deposit insurance.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessments, which are calculated off the new assessment base established by the Dodd-Frank Act, are set quarterly, and was .660 (annual) basis points for all four quarters of 2012. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Notably, the Dodd-Frank Act provided temporary, unlimited deposit insurance for all noninterest-bearing transaction accounts through December 31, 2012.  However, as of January 1, 2013 when this provision of the Dodd-Frank Act expired, all of a depositor's accounts at an insured depository institution, including all noninterest-bearing transaction accounts, are insured by the FDIC up to the standard maximum deposit insurance amount ($250,000), for each deposit insurance ownership category.

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

If an institution fails to remain well capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A depository institution’s holding company must guarantee that any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Specifically, section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, and investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates.  Additionally, within the foregoing limitations, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate. Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate.  The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party.  Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.  These expanded definitions took effect on July 21, 2012.

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

Deposit and other operations also are subject to:

•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve, governing disclosure of deposit account terms to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services, which the Bureau is in the process of expanding to include a new compliance regime that will govern consumer-initiated cross border electronic transfers.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act and other developments, which in many cases call for revisions to implementing regulations. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to encourage lenders to verify a borrower's ability to repay. The Bureau recently issued rules that implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. Most significantly, the new “qualified mortgage” standards generally limit the total points and fees that financial institutions and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve's final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the Bureau recently issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5 percent, but could be increased or decreased by regulation.

Moreover, the Bureau has republished the transferred regulations in a new section of the Code of Federal Regulations and has requested comments regarding an effort to "streamline" these regulations.  It is also anticipated that the Bureau will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term including significant changes to a number of requirements related to lending. The Bureau is also in the process of establishing a series of mechanisms to collect, track and make public consumer complaints, including complaints against individual financial institutions.

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

Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. In addition, FinCEN is in the process of establishing new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

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

We continue to operate in a challenging and uncertain economic environment.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events.  Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, should we see a renewed national economic recession, the residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

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

The capital and credit markets experienced volatility and disruption from 2008 to 2010.  While volatility in, and disruption of, these markets no longer remain at unprecedented levels, any future escalated levels of market volatility and disruption could produce downward pressure on stock prices and credit capacity without regard to an issuer’s underlying financial strength.  If levels of market disruption and volatility worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and financial condition, including our liquidity position.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the past few years, with falling home prices and increased foreclosures and high levels of unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  In the past two years availability of credit has increased. Should conditions deteriorate the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Emergency measures designed to stabilize the U.S. financial system are beginning to wind down.

Since 2008, various legislative and regulatory actions have been implemented in response to the financial crises affecting the banking system and financial markets and to the recession.  Many of these programs have expired.  The wind-down of these programs may have a direct adverse effect on us or a broader adverse impact on the financial sector.  TARP was established pursuant to EESA, as amended by ARRA, whereby the Treasury has the authority to, among other things, spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Though TARP was scheduled to expire on December 31, 2009, the Treasury extended TARP until October 3, 2010, in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis expired December 31, 2010.  However, provisions in the Dodd-Frank Act that amend the FDIA provide temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts (including Interest on Lawyer Trust Accounts or IOLTAs) beginning December 31, 2010, for a two-year period. This program expired on December 31, 2012.

The Transaction Account Guarantee program was utilized by a number of our customers and we anticipate some deposit rolloff with expiration of this program.  To date, we have not experienced significant outflows of deposits as a result of the Transaction Account Guarantee program expiring. We did not utilize the other programs and as such we believe the expiration of these programs will have significantly less, if any, direct impact.  However, we cannot predict any future effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

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

We implemented a balance sheet strategy for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse fair value changes to the investment securities and U.S. agency mortgage-backed and related securities, adverse changes in the market liquidity of our investment securities and U.S. agency mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the balance sheet strategy.  If our balance sheet strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a further decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2012, approximately 57.0% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008, 2009 and 2010, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  This decline has continued to result in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

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

Although management believes that the actions it has taken remediated these material weaknesses as of September 30, 2012, we cannot assure you that they have been remediated. If the security price verification control deficiency has not been remediated, it could result in future material misstatements of the available for sale or held to maturity securities and related disclosures.  Additionally, if the Company were to purchase additional options from the FHLB where the advance option fee paid was material and if the FHLB advance option fee control deficiency has not been remediated, it could result in future material misstatements of other assets and impairment charges. These control deficiencies could result in material misstatements of related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected assuming the FHLB advance option fee once again became a material amount in the future.  In addition, we cannot assure you that additional control deficiencies or material weaknesses will not be identified in the future.

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

From time to time, we may implement new delivery systems, such as internet banking, or offer new products and services within existing lines of business.  In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.  During 2011 Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc., began doing business as a broker-dealer.  Southside Securities concentrates on fixed income products primarily for financial institutions.  This subsidiary is subject to significant regulations that, if we do not implement properly, could add additional risks.

We rely on dividends from our subsidiaries for most of our revenue.

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, and certain nonbank subsidiaries may pay to Southside Bancshares, Inc.  Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is used to make loans and leases, to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  Management and our asset liability committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our asset liability committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board-approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, noncore deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with mortgage-related assets.

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

We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets similar to 2008, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  For example, the cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given previous downturns in the economy, there may not be a viable market for raising equity capital.

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

Southside Bancshares, Inc., primarily through Southside Bank, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate will change substantially over the next several years as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, as implemented through the Bureau, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities. To date, there are a number of provisions of the Dodd-Frank Act that have not taken effect and many important provisions require implementing rules to become effective.  In addition to these developments, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact caused by the Dodd-Frank Act and forthcoming implementing rules, or the impact of any additional regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.

We may become subject to increased regulatory capital requirements.

The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013 for institutions that exceed $15 billion in assets.  Furthermore, in December 2010, the BCBS finalized the Basel III regulatory capital standards.  The standards, which mandate a higher minimum level of common equity to be held by financial institutions, along with a capital conservation buffer to withstand future periods of stress, are subject to individual adoption by member nations, including the United States.  During 2012, U.S. regulators proposed Basel III regulatory capital standards that were to be phased in beginning January 2013. During the comment period, U.S. regulators received over 1,000 comment letters. As a result U.S. regulators were asked to testify before Congress. U.S. regulators agreed to reconsider some of the proposed Basel III standards and are expected to propose or issue revised Basel III standards during 2013. It is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.  Complying with any higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation may affect our operations, including our asset portfolios and financial performance.

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

ITEM 3. LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that such litigation is not material to our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2011 to December 31, 2012.  During 2012 and 2011, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	$ 21.42 – 19.78	$ 22.48 – 19.89	$ 23.05 – 20.41	$ 22.00 – 20.12
2011	$ 20.69 – 18.02	$ 20.99 – 17.68	$ 19.66 – 17.15	$ 21.45 – 16.95

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,000 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 28, 2013.

DIVIDENDS

Cash dividends declared and paid were $1.11 and $0.90 per share for the years ended December 31, 2012 and 2011, respectively.  Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2012 and 2011.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	$0.18	$0.20	$0.20	$0.53
2011	$0.17	$0.17	$0.18	$0.38

ISSUER SECURITY REPURCHASES

The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three and twelve months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
November 8, 2012	—	$—	—	$10,000,000
November 9, 2012-November 30, 2012	198,400	20.89	198,400	5,855,440
December 1, 2012-December 31, 2012	157,100	20.82	157,100	2,583,877
Total	355,500	$20.86	355,500

On November 8, 2012, our board of directors approved the continuation of our stock repurchase plan, committing $10.0 million to repurchase common stock with a re-evaluation of such plan by the board of directors to occur on a quarterly basis. During the year ended December 31, 2012, we purchased 355,500 shares of common stock at an average price of $20.86.

Subsequent to December 31, 2012 through February 15, 2013, we purchased 90,300 shares of common stock at an average price of $21.03.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Index Value
175
150
125
100
75
50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Southside Bancshares, Inc.
Russell 2000
SBSI Peer Group 2011 Index*
SBSI Peer Group 2012 Index*

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Southside Bancshares, Inc.	100.00	123.98	112.72	132.62	149.52	160.81
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SBSI Peer Group 2011 Index*	100.00	104.54	109.75	125.45	126.05	143.62
SBSI Peer Group 2012 Index*	100.00	105.96	111.76	127.58	127.65	144.51

*SBSI 2011 Peer Group consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI), Encore Bancshares, Inc. (EBTX - This is now historical)

*SBSI 2012 Peer Group consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

Source : SNL Financial LC, Charlottesville, VA
© 2013
www.snl.com

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2012.  This information should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Balance Sheet Data:
Investment Securities	$618,716	$284,452	$300,839	$266,553	$278,856
Mortgage-backed and Related Securities	$1,051,898	$1,729,516	$1,364,117	$1,480,847	$1,183,800
Loans, Net of Allowance for Loan Losses	$1,242,392	$1,068,690	$1,057,209	$1,013,680	$1,006,437
Total Assets	$3,237,403	$3,303,817	$2,999,759	$3,024,288	$2,700,238
Deposits	$2,351,897	$2,321,671	$2,134,428	$1,870,421	$1,556,131
Long-term Obligations	$429,408	$321,035	$433,790	$592,830	$715,800
Shareholders’ Equity	$257,763	$258,927	$214,461	$201,781	$160,617
Income Statement Data:
Interest Income	$116,020	$131,038	$131,374	$145,193	$136,176
Interest Expense	$26,895	$35,631	$45,307	$52,672	$60,363
Deposit Service Income	$15,433	$15,943	$16,819	$17,629	$18,395
Gain on Sale of Securities Available for Sale	$17,966	$11,795	$25,789	$33,446	$12,334
Noninterest Income	$40,021	$35,322	$50,798	$56,674	$40,302
Noninterest Expense	$76,107	$72,348	$71,314	$71,630	$60,352
Net Income Attributable to Southside Bancshares, Inc.	$34,695	$39,133	$39,103	$44,396	$30,696
Per Share Data:
Earnings Per Common Share:
Basic	$2.00	$2.26	$2.25	$2.58	$1.82
Diluted	$2.00	$2.26	$2.25	$2.55	$1.78
Cash Dividends Paid Per Common Share	$1.11	$0.90	$0.85	$0.75	$0.60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2012, 2011, and 2010 and financial condition as of December 31, 2012 and 2011.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly allocate the necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of December 31, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.6 million was appropriate to cover probable losses in the portfolio.

Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 5 – Loans and Allowance for Probable Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

At September 30, 2008 and continuing at December 31, 2012, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  We continue to rely on nonbinding prices compiled by third party vendors, which we have verified to be an appropriate measure of fair value.  However, the significant illiquidity in this market results in a fair value not clearly based on observable market data but rather a range of fair value data points from the market place. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in  “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At December 31, 2012 we have in AFS Other Stocks and Bonds $2.7 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2012 for the TRUPs is approximately $990,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2012 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2012.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have estimated the credit component at $3.3 million and $3.1 million at December 31, 2012 and 2011, respectively.  The noncredit charge to other comprehensive income was estimated at $1.8 million, and $2.4 million at December 31, 2012 and 2011, respectively.  The carrying amount of the TRUPs was written down with $181,000 recognized in earnings for the year ended December 31, 2012.  There was no write-down required during the year ended December 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2012.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2012, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.08%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments.  During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  A table detailing the optional advance commitment terms is presented in “Note 10 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees of $10.95 million, which at December 31, 2012 were fully impaired. In determining if it is probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.  If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2012, net income attributable to Southside Bancshares, Inc. decreased $4.4 million, or 11.3%, to $34.7 million, from $39.1 million for the same period in 2011.  The decrease in net income was primarily attributable to the decrease in net interest income, an increase in the provision for loan losses, a reduction in fair value gain-securities, and an increase in noninterest expense.  These items were partially offset by an increase in the gain on sale of securities available for sale and a reduction in the FHLB advance option fee charges.  Noninterest expense increased primarily due to an increase in salaries and employee benefits. Earnings per diluted share decreased $0.26, or 11.5%, to $2.00 for the year ended December 31, 2012, from $2.26 for the same period in 2011.

During the year ended December 31, 2011, net income attributable to Southside Bancshares, Inc. increased $30,000, or 0.1%, to $39.1 million, from $39.1 million for the same period in 2010.  The increase in net income was primarily attributable to the increase in net interest income, a decrease in the provision for loan losses and an increase in fair value gain-securities. These items were partially offset by a decrease in the gain on sale of securities available for sale and an impairment charge of $8.9 million to our FHLB advance option fee. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to our overall growth and expansion while offset by a decrease in FDIC insurance.  Earnings per diluted share increased to $2.26 for the year ended December 31, 2011, from $2.25 for the same period in 2010.

FINANCIAL CONDITION

Our total assets decreased $66.4 million, or 2.0%, to $3.24 billion at December 31, 2012 from $3.30 billion at December 31, 2011.  This decrease was attributable to a decrease in our mortgage-backed securities and was partially offset by an increase in loans and investment securities.  Our securities portfolio decreased by $343.4 million, or 17.0%, to $1.67 billion compared to $2.01 billion at December 31, 2011.  At December 31, 2012, loans were $1.26 billion compared to $1.09 billion at December 31, 2011.  The decrease in our securities was comprised entirely of mortgage-backed and related securities.  The increase in loans was funded by cashflow from the decrease in the securities portfolio.

Our nonperforming assets at December 31, 2012 increased to $14.7 million, and represented 0.45% of total assets, compared to $13.2 million, or 0.40% of total assets at December 31, 2011.  Nonaccruing loans were unchanged at $10.3 million and the ratio of nonaccruing loans to total loans decreased to 0.82% at December 31, 2012 compared to 0.95% at December 31, 2011.  Other Real Estate Owned (“OREO”) increased to $686,000 at December 31, 2012 from $453,000 at December 31, 2011.  Accruing loans past due more than 90 days at December 31, 2012 increased to $15,000 compared to $5,000 at December 31, 2011.  Repossessed assets increased to $704,000 at December 31, 2012 from $322,000 at December 31, 2011.  Restructured performing loans at December 31, 2012 increased to $3.0 million compared to $2.1 million at December 31, 2011.

Our deposits increased $30.2 million to $2.35 billion at December 31, 2012 from $2.32 billion at December 31, 2011.  Our deposits, net of brokered deposits, increased $174.6 million. The increase in our deposits during 2012 was primarily due to an an increase in public fund deposits and to a lesser extent an increase in deposits from branch expansion and increased market penetration.  During 2012, our public fund deposits increased $112.2 million while our brokered deposits decreased $144.4 million. Total FHLB advances decreased $102.5 million to $520.1 million at December 31, 2012, from $622.5 million at December 31, 2011.  Short-term FHLB advances decreased $210.8 million to $151.0 million at December 31, 2012 from $361.8 million at December 31, 2011.  Long-term FHLB advances increased $108.4 million to $369.1 million at December 31, 2012 from $260.7 million at December 31, 2011.  During 2010 and 2011, we entered into the option to purchase, between one and a half years and two years forward from the advance commitment date $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term commitments expired unexercised. Other borrowings at December 31, 2012 and 2011 totaled $61.5 million and $63.5 million, respectively, and at December 31, 2012 consisted of $1.2 million of short-term borrowings and $60.3 million of long-term debt.

Assets under management in our trust department increased during 2012 and were approximately $758.3 million at December 31, 2012 compared to $718.5 million at December 31, 2011.

Shareholders’ equity at December 31, 2012 totaled $257.8 million compared to $258.9 million at December 31, 2011.  The decrease primarily reflects cash dividends paid of $19.1 million, a decrease in accumulated other comprehensive income of $11.8 million and the purchase of treasury stock of $7.4 million. This was partially offset by the net income of $34.7 million recorded for the year ended December 31, 2012 and the common stock issued of $1.9 million as a result of our dividend reinvestment plan. The decrease in accumulated other comprehensive income is comprised primarily of a decrease of $6.3 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment and a decrease of $5.5 million, net of tax, related to the change in the unfunded status of our defined benefit plan.  See “Note 3 – Comprehensive Income (Loss)” to our consolidated financial statements included in this report.

Our market areas to date, have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced.  However, we did experience some weakening conditions associated with the real estate led downturn during 2008 through 2011.  Many economists predict growth for the economy during 2013, however we are well aware that any economic recovery could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency mortgage-backed securities prepayment risk, and economic risk indicators.

BALANCE SHEET STRATEGY

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U.S. agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. agency mortgage-backed securities and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The current low interest rate environment and investment and economic landscape make it unlikely that we will experience asset growth driven by an increase in the securities portfolio until one or more of these conditions change.

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

The year ended December 31, 2012 was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio.  During the year ended December 31, 2012, interest rates remained low and prepayments on our mortgage-backed securities increased, so we continued to sell primarily longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced a portion of them with primarily shorter duration municipal securities, U.S Government agency debentures and fixed and floating rate U.S. agency mortgage-backed securities. The sale of these securities resulted in a gain on the sale of available for sale securities of $4.4 million during the three months ended December 31, 2012.  During the quarter we purchased fewer fixed rate mortgage-backed securities because the risk/reward of this class of securities decreased due to increased prepayment speeds and continued high purchase prices.  During the quarter ended December 31, 2012, our investment securities and U.S. agency mortgage-backed securities decreased from $1.72 billion at September 30, 2012, to $1.67 billion at December 31, 2012.  The average coupon of the mortgage-backed securities portfolio decreased to 5.11% at December 31, 2012 from 6.12% at December 31, 2011, primarily as a result of the sale of the securities carried at fair value through income combined with reinvestment into coupons on average below 6.00% and the purchase of some lower coupon floating rate U.S. agency mortgage-backed securities.  At December 31, 2012, securities as a percentage of assets decreased to 51.6%, when compared to 53.4% at September 30, 2012 and 61.0% at December 31, 2011 primarily as a result of the increase in loans and the reduced risk/reward opportunities in mortgage-backed securities as prepayments have increased during 2012.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.  Our FHLB borrowings at December 31, 2012 decreased 2.5%, or $13.1 million, to $520.1 million from $533.2 million at September 30, 2012 primarily as a result of a decrease in the securities portfolio.  During 2010 and 2011 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term commitments expired unexercised.  As of December 31, 2012, we had $19.5 million in brokered CDs of which all were long-term.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During 2012, overall growth in deposits, not including brokered CDs, combined with a decrease in wholesale funding resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 23.1% at December 31, 2012, from 36.4% at December 31, 2011. The decrease in wholesale funding at December 31, 2012, when compared to 2011 is the result of the decrease in total assets and the increase in deposits not including brokered CDs.

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

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Interest income
Loans	$69,462	$66,736	$69,973
Investment securities – taxable	519	64	91
Investment securities – tax-exempt	13,644	12,520	10,889
Mortgage-backed and related securities	32,118	51,467	50,130
FHLB stock and other investments	240	233	259
Other interest earning assets	37	18	32
Total interest income	116,020	131,038	131,374
Interest expense
Deposits	10,841	15,647	18,969
Short-term obligations	6,340	6,577	7,563
Long-term obligations	9,714	13,407	18,775
Total interest expense	26,895	35,631	45,307
Net interest income	$89,125	$95,407	$86,067

Net interest income for the year ended December 31, 2012 decreased $6.3 million, or 6.6%, compared to the same period in 2011 and increased $9.3 million, or 10.9%, for the year ended December 31, 2011 compared to the same period in 2010.  The overall decrease in net interest income during 2012, was primarily the result of a decrease in interest income from mortgage-backed and related securities due to an increase in prepayments which increased our amortization expense combined with a decrease in the average balance of these securities.  This was partially offset by an increase in interest income from loans, an increase in interest income from tax-exempt investment securities and a decrease in interest expense on deposits, short-term and long-term obligations. The overall increase in net interest income during 2011 was primarily the result of a decrease in total interest expense and increases in interest income from tax-exempt investment securities and mortgage-backed and related securities.  This was partially offset by a decrease in interest income from loans.

During the year ended December 31, 2012, total interest income decreased $15.0 million, or 11.5%, when compared to the same period in 2011, and during the year ended December 31, 2011, decreased $336,000, or 0.3%, when compared to same period in 2010. The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.01% for the year ended December 31, 2010 to 4.82% for the year ended December 31, 2011 to 4.13% for the year ended December 31, 2012 which more than offset the increase in average interest earning assets of $126.4 million, or 4.5%, from $2.80 billion to $2.93 billion from 2010 to 2011 and $141.8 million, or 4.8%, from $2.93 billion to $3.07 billion from 2011 to 2012.  The decrease in the yield on interest earning assets during the year ended December 31, 2012 is reflective of a 46 basis point decrease in the yield on loans and a 93 basis point decrease in the yield on our securities portfolio due to lower overall interest rates and increased amortization expense on our mortgage-backed securities as a result of increased prepayment speeds.  The decrease in the yield on interest earning assets during the year ended December 31, 2011 is reflective of a 41 basis point decrease in the yield on loans and a 6 basis point decrease in the yield on our securities portfolio due to lower overall interest rates.

Total interest expense decreased $8.7 million, or 24.5%, during the year ended December 31, 2012.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2012, to 1.11% from 1.48% for the same period in 2011 which was partially offset by an increase in average interest bearing liabilities of $23.4 million, or 1.0%, from $2.40 billion to $2.43 billion.  The decrease in the average yield on interest bearing liabilities of 37 basis points is a result of overall lower interest rates.  Total interest expense decreased $9.7 million, or 21.4%, during the year ended December 31, 2011.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2011, to 1.48% from 1.94% for the same period in 2010 which was partially offset by an increase in average interest bearing liabilities of $64.1 million, or 2.7%, from $2.34 billion to $2.40 billion.  The decrease in the average yield on interest bearing liabilities of 46 basis points is a result of overall lower interest rates.  For the year ended December 31, 2012, our net interest spread decreased to 3.02% from 3.34%, and our net interest margin decreased to 3.26% from 3.60% when compared to the same period in 2011. For the year ended December 31, 2011, our net interest spread increased to 3.34% from 3.07%, and our net interest margin increased to 3.60% from 3.39% when compared to the same period in 2010.

During the year ended December 31, 2012, average loans increased $125.2 million, or 11.9%, to $1.18 billion from $1.05 billion, compared to the same period in 2011.  During the year ended December 31, 2011, average loans increased $23.0 million, or 2.2%, from $1.03 billion to $1.05 billion, compared to the same period in 2010. Residential 1-4 family loans and municipal loans represent a large part of this increase for both years.  The average yield on loans decreased from 6.69% for the year ended December 31, 2011 to 6.23% for the year ended December 31, 2012. The increase in interest income on loans of $2.7 million, or 4.1%, for the year ended December 31, 2012 was the result of an increase in the average balance which more than offset the decrease in the average yield. The average yield on loans decreased from 7.10% for the year ended December 31, 2010 to 6.69% for the year ended December 31, 2011. The decrease in interest income on loans of $3.2 million, or 4.6%, for the year ended December 31, 2011 was the result of a decrease in the average yield which more than offset the increase in the average balance.  The decrease in the yield on loans for 2012 and 2011 was due to overall lower interest rates.

Average investment and mortgage-backed securities increased slightly $2.1 million, or 0.1%, from $1.83 billion to $1.84 billion, for the year ended December 31, 2012 when compared to the same period in 2011 and increased $118.1 million, or 6.9%, from $1.72 billion to $1.83 billion, for the year ended December 31, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due to buying opportunities available throughout most of 2011. At December 31, 2012, most of our mortgage-backed securities were fixed rate securities and approximately eight percent were variable rate mortgage-backed securities compared to approximately one percent in 2011.  The overall yield on average investment and mortgage-backed securities decreased to 2.90% during the year ended December 31, 2012 from 3.83% during the same period in 2011 and decreased to 3.83% during the year ended December 31, 2011 from 3.89% during the same period in 2010. The decrease in the average yield during 2012 primarily reflects increased prepayment speeds on mortgage-backed securities that increased amortization expense combined with overall lower interest rates and the decrease in the average yield during 2011 primarily reflects tighter spreads on mortgage-backed and municipal securities and overall lower interest rates. Interest income on investment and mortgage-backed securities decreased $17.8 million in 2012, or 27.7%, as the decrease in the average yield more than offset the increase in the average balance.  A further decrease in long-term interest rate levels combined with lower credit spreads could negatively impact our net interest margin in the future due to increased prepayments and repricings. Interest income on investment and mortgage-backed securities increased $2.9 million in 2011, or 4.8%, due to an increase in the average balance which was partially offset by a decrease in the average yield.

Average FHLB stock and other investments increased $3.3 million, or 10.5%, to $34.2 million, for the year ended December 31, 2012, when compared to $30.9 million for 2011 due to the increase in average FHLB advances during 2012 and the corresponding requirement to hold stock associated with those advances.  Average FHLB stock and other investments decreased $7.0 million, or 18.5%, to $30.9 million, for the year ended December 31, 2011, when compared to $38.0 million for 2010 due to the decrease in average FHLB advances during 2011 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $7,000, or 3.0%, during 2012, due to an increase in the average balance which more than offset the decrease in the average yield from 0.75% for the year ended December 31, 2011 compared to 0.70% for the same period in 2012.  Interest income from our FHLB stock and other investments decreased $26,000, or 10.0%, during 2011, due to a decrease in the average balance while partially offset by an increase in the average yield from 0.68% for the year ended December 31, 2010 compared to 0.75% for the same period in 2011.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate. We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits increased $13.0 million, or 165.7%, to $20.8 million, for the year ended December 31, 2012, when compared to $7.8 million for 2011.  Interest income from interest earning deposits increased $19,000, or 105.6%, for the year ended December 31, 2012, when compared to 2011, as a result of the increase in the average balance. Average interest earning deposits decreased $6.0 million, or 43.6%, to $7.8 million, for the year ended December 31, 2011, when compared to $13.9 million for 2010.  Interest income from interest earning deposits decreased $14,000, or 43.8%, for the year ended December 31, 2011, when compared to 2010, as a result of the decrease in the average balance.

During the year ended December 31, 2012, our average loans increased more than our average securities compared to 2011 when average loans increased less than average securities.  As a result, the mix of our average interest earning assets changed as our average total securities as a percentage of total average interest earning assets averaged 60.9% during 2012 compared to 63.6% during 2011 and 62.5% during 2010. Average loans were 38.4% of average total interest earning assets during 2012 compared to 36.1% during 2011 and 37.0% during 2010. Other interest earning asset categories averaged 0.7% of average interest earning assets during 2012 compared to 0.3% during 2011 and 0.5% during 2010.

Total interest expense decreased $8.7 million, or 24.5%, during the year ended December 31, 2012 and $9.7 million, or 21.4%, during the year ended December 31, 2011.  The decreases were primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.94% for 2010 to 1.48% for 2011 to 1.11% for the year ended December 31, 2012, which more than offset increases in average interest bearing liabilities in 2012 and 2011.  The increase in average interest bearing liabilities included an increase in long-term FHLB advances of $40.3 million, or 13.8%, that was partially offset by a decrease in interest bearing deposits of $3.7 million, or 0.2%, and other short-term obligations of $13.2 million, or 4.4%, during 2012. The increase in average interest bearing liabilities during the year ended December 31, 2011 included an increase in deposits of $214.7 million, or 13.9%, that was partially offset by a decrease in long-term FHLB advances of $138.9 million, or 32.3%, and other short-term obligations of $11.7 million, or 3.8%.

The following table sets forth our deposit averages by category for the years ended December 31, 2012, 2011 and 2010:

	COMPOSITION OF DEPOSITS Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
	(dollars in thousands)
Interest Bearing Demand Deposits	$892,798	0.39%	$807,344	0.52%	$723,315	0.71%
Savings Deposits	96,854	0.15%	86,417	0.25%	74,668	0.43%
Time Deposits	761,030	0.95%	860,614	1.30%	741,712	1.82%
Total Interest Bearing Deposits	1,750,682	0.62%	1,754,375	0.89%	1,539,695	1.23%
Noninterest Bearing Demand Deposits	564,007	N/A	459,594	N/A	415,162	N/A
Total Deposits	$2,314,689	0.47%	$2,213,969	0.71%	$1,954,857	0.97%

Average interest bearing deposits decreased $3.7 million, or 0.2%, and the average rate paid decreased from 0.89% for the year ended December 31, 2011 to 0.62% for the year ended December 31, 2012 and increased $214.7 million, or 13.9%, while the average rate paid decreased from 1.23% for the year ended December 31, 2010 to 0.89% for the year ended December 31, 2011. Average time deposits decreased $99.6 million, or 11.6%, and the average rate paid decreased 35 basis points for the year ended December 31, 2012 and increased $118.9 million, or 16.0%, while the average rate paid decreased 52 basis points for the year ended December 31, 2011. Average interest bearing demand deposits increased $85.5 million, or 10.6%, while the average rate paid decreased 13 basis points and increased $84.0 million, or 11.6%, while the average rate paid decreased 19 basis points for the year ended December 31, 2011. Average savings deposits increased $10.4 million, or 12.1%, while the average rate paid decreased 10 basis points and increased $11.7 million, or 15.7%, while the average rate paid decreased 18 basis points for the year ended December 31, 2011. Average noninterest bearing demand deposits increased $104.4 million, or 22.7%, during 2012 and increased $44.4 million, or 10.7%, during 2011. Interest expense for interest bearing deposits for the year ended December 31, 2012 decreased $4.8 million, or 30.7%, when compared to the same period in 2011 due to the decrease in the average yield and the decrease in the average balance.  Interest expense for interest bearing deposits for the year ended December 31, 2011, decreased $3.3 million, or 17.5%, when compared to the same period in 2010 due to the decrease in the average yield which more than offset the increase in the average balance. The latter three categories, which are considered the lowest cost deposits, comprised 67.1% of total average deposits during the year ended December 31, 2012 compared to 61.1% during 2011 and 62.1% during 2010.  The increase in our average total deposits during 2012 and 2011 is primarily the result of an increase in deposits from municipalities and to a lesser extent, deposit growth due to branch expansion, and continued market penetration.

At December 31, 2012, total brokered CDs issued were $19.5 million compared to $163.8 million at December 31, 2011. This represented a decrease of $144.4 million, or 88.1%, from 2011 and an increase of $2.5 million, or 1.5%, from $161.3 million at December 31, 2010, when compared to 2011.  At December 31, 2012, all of the brokered CDs had maturities of one to five years. During 2012 we called brokered CDs and replaced them with lower cost longer duration FHLB advances. All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2012, brokered CDs represented 0.8% of deposits compared to 7.1% of deposits at December 31, 2011 and 7.6% at December 31, 2010.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $284.7 million, a decrease of $13.2 million, or 4.4%, for the year ended December 31, 2012 when compared to the same period in 2011.  For the year ended 2011, the decrease was $11.7 million, or 3.8% to $298.0 million when compared to the same period in 2010. Interest expense associated with short-term interest bearing liabilities decreased $237,000, or 3.6%, while the average rate paid increased 2 basis points to 2.23% for the year ended December 31, 2012, when compared to

2.21% for the same period in 2011.  Interest expense associated with short-term interest bearing liabilities decreased $986,000, or 13.0%, and the average rate paid decreased 23 basis points to 2.21% for the year ended December 31, 2011, when compared to 2.44% for the same period in 2010. The increase in the average rate paid during 2012 is due to higher priced long-term advances rolling into short-term.  The decrease in the interest expense during 2012 was due to a decrease in the average balance which more than offset the increase in the average rate. The decrease in the interest expense during 2011 was due to a decrease in the average rate paid and the average balance.

Average long-term interest bearing liabilities consisting of FHLB advances increased $40.3 million, or 13.8%, during the year ended December 31, 2012 to $331.9 million as compared to $291.6 million at December 31, 2011.  The increase in the average long-term FHLB advances is due primarily to the purchase of long-term advances to replace brokered CDs that we called and advances purchased as interest rates decreased.  Average long-term interest bearing liabilities consisting of FHLB advances decreased $138.9 million, or 32.3%, during the year ended December 31, 2011 from $430.5 million at December 31, 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, the use of more short-term FHLB advances during the period and the decision to enter into $200 million par in long-term advance commitments from the FHLB.  In order to obtain these commitments from the FHLB we paid fees of $10.95 million. At December 31, 2012, the remaining FHLB advance option fees recorded on the balance sheet were fully impaired.  Interest expense associated with long-term FHLB advances decreased $3.5 million, or 34.6%, and the average rate paid decreased 148 basis points to 2.00% for the year ended December 31, 2012 when compared to 3.48% for the same period in 2011.  The decrease in interest expense was due to the decrease in the average rate paid, which more than offset the increase in the average balance. Interest expense associated with long-term FHLB advances decreased $5.4 million, or 34.6%, and the average rate paid decreased 12 basis points to 3.48% for the year ended December 31, 2011 when compared to 3.60% for the same period in 2010.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities and the decrease in the average rate paid. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and 2007 and the junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three years ended December 31, 2012, 2011, and 2010.  Interest expense associated with long-term debt decreased $181,000, or 5.5%, to $3.1 million for the year ended December 31, 2012 when compared to $3.3 million for the same period in 2011 as a result of the decrease in the average yield of 30 basis points.   Interest expense associated with long-term debt decreased $9,000, or 0.3%, to $3.3 million for the year ended December 31, 2011 when compared to $3.3 million for the same period in 2010 as a result of the decrease in the average yield of one basis point. The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2012, 2011 and 2010.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) Years Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
ASSETS
INTEREST EARNING ASSETS:
Loans(1)(2)	$1,180,095	$73,498	6.23%	$1,054,882	$70,533	6.69%	$1,031,858	$73,230	7.10%
Loans Held For Sale	1,694	59	3.48%	3,415	133	3.89%	5,123	189	3.69%
Securities:
Inv. Sec. (Taxable)(4)	35,217	519	1.47%	6,056	64	1.06%	9,156	91	0.99%
Inv. Sec. (Tax Exempt)(3)(4)	387,284	20,552	5.31%	293,044	18,776	6.41%	245,874	16,515	6.72%
Mortgage-backed and related Sec.(4)	1,413,554	32,118	2.27%	1,534,837	51,467	3.35%	1,460,785	50,130	3.43%
Total Securities	1,836,055	53,189	2.90%	1,833,937	70,307	3.83%	1,715,815	66,736	3.89%
FHLB stock and other investments, at cost	34,191	240	0.70%	30,937	233	0.75%	37,973	259	0.68%
Interest Earning Deposits	20,809	37	0.18%	7,833	18	0.23%	13,880	32	0.23%
Total Interest Earning Assets	3,072,844	127,023	4.13%	2,931,004	141,224	4.82%	2,804,649	140,446	5.01%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,938			41,280			43,881
Bank Premises and Equipment	50,392			50,627			48,709
Other Assets	163,402			137,166			124,052
Less: Allowance for Loan Losses	(19,922)			(18,965)			(19,135)
Total Assets	$3,309,654			$3,141,112			$3,002,156

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $4,095, $3,930 and $3,446 for the years ended December 31, 2012, 2011, and 2010, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $6,908, $6,256 and $5,626 for the years ended December 31, 2012, 2011, and 2010, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2012, 2011 and 2010, loans totaling $10,314, $10,299 and $14,524, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) Years Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$96,854	$145	0.15%	$86,417	$215	0.25%	$74,668	$324	0.43%
Time Deposits	761,030	7,256	0.95%	860,614	11,229	1.30%	741,712	13,514	1.82%
Interest Bearing Demand Deposits	892,798	3,440	0.39%	807,344	4,203	0.52%	723,315	5,131	0.71%
Total Interest Bearing Deposits	1,750,682	10,841	0.62%	1,754,375	15,647	0.89%	1,539,695	18,969	1.23%
Short-term Interest Bearing Liabilities	284,730	6,340	2.23%	297,960	6,577	2.21%	309,649	7,563	2.44%
Long-term Interest Bearing Liabilities-FHLB Dallas	331,898	6,629	2.00%	291,586	10,141	3.48%	430,485	15,500	3.60%
Long-term Debt (5)	60,311	3,085	5.12%	60,311	3,266	5.42%	60,311	3,275	5.43%
Total Interest Bearing Liabilities	2,427,621	26,895	1.11%	2,404,232	35,631	1.48%	2,340,140	45,307	1.94%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	564,007			459,594			415,162
Other Liabilities	47,668			34,614			28,132
Total Liabilities	3,039,296			2,898,440			2,783,434
SHAREHOLDERS’ EQUITY (6)	270,358			242,672			218,722
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,309,654			$3,141,112			$3,002,156
NET INTEREST INCOME		$100,128			$105,593			$95,139
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.26%			3.60%			3.39%
NET INTEREST SPREAD			3.02%			3.34%			3.07%

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

(6)	Includes average equity of noncontrolling interest of $1,112 and $1,248 for the years ended December 31, 2011 and 2010, respectively.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31, 2012 Compared to 2011
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$8,008	$(5,043)	$2,965
Loans Held For Sale	(61)	(13)	(74)
Investment Securities (Taxable)	421	34	455
Investment Securities (Tax Exempt) (1)	5,362	(3,586)	1,776
Mortgage-backed and related Securities	(3,809)	(15,540)	(19,349)
FHLB stock and other investments	23	(16)	7
Interest Earning Deposits	24	(5)	19
Total Interest Income	9,968	(24,169)	(14,201)
INTEREST EXPENSE:
Savings Deposits	24	(94)	(70)
Time Deposits	(1,194)	(2,779)	(3,973)
Interest Bearing Demand Deposits	411	(1,174)	(763)
Short-term Interest Bearing Liabilities	(294)	57	(237)
Long-term FHLB Advances	1,256	(4,768)	(3,512)
Long-term Debt	—	(181)	(181)
Total Interest Expense	203	(8,939)	(8,736)
Net Interest Income	$9,765	$(15,230)	$(5,465)

	Years Ended December 31, 2011 Compared to 2010
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$1,608	$(4,305)	$(2,697)
Loans Held For Sale	(66)	10	(56)
Investment Securities (Taxable)	(32)	5	(27)
Investment Securities (Tax Exempt) (1)	3,051	(790)	2,261
Mortgage-backed and related Securities	2,501	(1,164)	1,337
FHLB stock and other investments	(51)	25	(26)
Interest Earning Deposits	(14)	—	(14)
Total Interest Income	6,997	(6,219)	778
INTEREST EXPENSE:
Savings Deposits	45	(154)	(109)
Time Deposits	1,944	(4,229)	(2,285)
Interest Bearing Demand Deposits	548	(1,476)	(928)
Short-term Interest Bearing Liabilities	(278)	(708)	(986)
Long-term FHLB Advances	(4,847)	(512)	(5,359)
Long-term Debt	—	(9)	(9)
Total Interest Expense	(2,588)	(7,088)	(9,676)
Net Interest Income	$9,585	$869	$10,454

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

Note:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2012 was $10.7 million compared to $7.5 million for the year ended December 31, 2011 and $13.7 million for the year ended December 31, 2010.  For the year ended December 31, 2012, net charge-offs of loans decreased $1.0 million, to $8.7 million when compared to $9.7 million for the same period in 2011 and decreased $3.3 million from $12.9 during 2010 when compared to 2011.

The decrease in net charge-offs for 2012 was due to a combination of a decrease in total charge-offs of $1.4 million and a decrease in total recoveries of $472,000.  Net charge-offs for 1-4 family residential loans decreased $510,000, to $67,000. Net charge-offs for loans to individuals increased 1.9%, to $8.5 million and net charge-offs for commercial loans decreased $715,000, to $90,000.  Net recoveries of construction loans increased $65,000, resulting in net recoveries of $80,000.  Net charge-offs of other real estate loans increased $157,000, resulting in net charge-offs of $153,000.

The decrease in net charge-offs for 2011 was due to a combination of a decrease in total charge-offs of $3.9 million while partially offset by a decrease in total recoveries of $681,000.  Net charge-offs for loans to individuals decreased $1.3 million, to $8.3 million and net charge-offs for commercial loans decreased $944,000, to $805,000.  Net charge-offs of construction loans decreased $723,000, resulting in net recoveries of $15,000.  Net charge-offs of other real estate loans decreased $581,000, resulting in net recoveries of $4,000. Net charge-offs for 1-4 family residential loans increased $302,000, to $577,000.

As of December 31, 2012, and 2011, our reviews of the loan portfolio indicated that loan loss allowances of $20.6 million and $18.5 million, respectively, were appropriate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived and gives totals for these accounts for the year ended December 31, 2012 and the comparable years ended December 31, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Deposit services	$15,433	$15,943	$16,819
Gain on sale of securities available for sale	17,966	11,795	25,789
(Loss) gain on sale of securities carried at fair value through income	(498)	937	—

Total other-than-temporary impairment losses	(21)	—	(39)
Portion of loss recognized in other comprehensive income (before taxes)	(160)	—	(36)
Net impairment losses recognized in earnings	(181)	—	(75)

Fair value gain (loss) – securities	—	6,693	(598)
FHLB advance option impairment charges	(2,031)	(8,923)	—
Gain on sale of loans	1,119	1,230	1,751
Trust income	2,794	2,610	2,368
Bank owned life insurance income	1,110	1,087	1,155
Other	4,309	3,950	3,589
Total noninterest income	$40,021	$35,322	$50,798

Total noninterest income for the year ended December 31, 2012 increased 13.3%, or $4.7 million, compared to 2011 and decreased 30.5%, or $15.5 million during the year ended December 31, 2011, when compared to the same period in 2010.  During the years ended December 31, 2012, 2011 and 2010, we had gains on sale of AFS securities of $18.0 million, $11.8 million, and $25.8 million, respectively.  The fair value of the AFS securities portfolio at December 31, 2012 was $1.42 billion with a net unrealized gain on that date of $45.3 million.  The net unrealized gain is comprised of $49.0 million in unrealized gains and $3.7 million in unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2011 was $999.1 million with a net unrealized gain on that date of $55.2 million.  The net unrealized gain is comprised of $58.5 million in unrealized gains and $3.3 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2012 was $255.4 million with a net unrealized gain on that date of $8.9 million.  The net unrealized gain is comprised of $8.9 million in unrealized gains and $47,000 in unrealized losses. The fair value of HTM securities portfolio at December 31, 2011 was $383.3 million with a net unrealized gain on that date of $16.2 million.  The net unrealized gain is comprised of $16.2 million in unrealized gains and $54,000 in unrealized losses.   During the quarter ended December 31, 2012, as interest rates remained low, we sold some of our longer maturity general market tax-free municipal securities when the market pricing for these securities caused the economics of purchasing this sector to become unattractive. We also sold some of our mortgage-backed securities with more volatile prepays and some of our agency debentures. During the year ended December 31, 2012, the size of the securities portfolio decreased due to increased prepayments on our mortgage-backed securities, sales of prepayment volatile mortgage-backed securities and the significantly reduced attractiveness of purchasing additional fixed rate mortgage-backed securities. There can be no assurance that the level of security gains reported during the year ended December 31, 2012, will continue in future periods.

During the year ended December 31, 2011, we had a gain on the sale of AFS securities of $11.8 million.  During 2011, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities.  During 2011, we increased the size of the securities portfolio due to increased global economic concerns, U.S. deficit concerns, and the Federal Reserve signaling an extended period of low short-term interest rates.

During 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000 compared to a $937,000 gain on sale of securities carried at fair value during 2011.  During 2011, the fair value of our securities carried at fair value through income increased to $6.7 million from a fair value loss of $598,000 during 2010, and was recorded in noninterest income.

 During 2012, the FHLB advance option fees were further impaired and were completely written down for a total charge of $2.0 million for the year ended December 31, 2012. During 2011, the value of the FHLB advance option fees became impaired resulting in a total impairment charge of $8.9 million in 2011.

Deposit services income decreased $510,000, or 3.2%, for the year ended December 31, 2012, as compared to the same period in 2011 and decreased $876,000, or 5.2%, for the year ended December 31, 2011, as compared to the same period in 2010 primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $111,000, or 9.0%, for the year ended December 31, 2012, when compared to the same period in 2011.  Gain on sale of loans decreased $521,000, or 29.8%, for the year ended December 31, 2011, when compared to the same period in 2010.  This is primarily a result of a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.  The decrease in loans sold was due to a greater emphasis on retaining loans for our own portfolio.

Trust income increased $184,000, or 7.0%, for the year ended December 31, 2012, as compared to the same period in 2011, and $242,000, or 10.2% for the year ended December 31, 2011, as compared to the same period in 2010 primarily due to the addition of several new accounts.

Other income increased $359,000, or 9.1%, for the year ended December 31, 2012, when compared to the same period in 2011, primarily as a result of increases in brokerage fee income, trading income and the fair value of written loan commitments. Other income increased $361,000, or 10.1%, for the year ended December 31, 2011, when compared to the same period in 2010 as a result of increases in brokerage fee income, Southside Select fee income, Master Card income and credit card fee income while offset by a decrease in the fair value of written loan commitments.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2012 , 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Salaries and employee benefits	$48,084	$45,421	$43,957
Occupancy expense	7,498	7,205	6,780
Equipment expense	2,169	2,055	1,899
Advertising, travel and entertainment	2,463	2,414	2,319
ATM and debit card expense	1,063	987	825
Director fees	1,213	914	950
Supplies	747	746	902
Professional fees	2,034	2,160	2,015
Postage	700	725	800
Telephone and communications	1,665	1,325	1,443
FDIC insurance	1,744	1,817	2,909
Other	6,727	6,579	6,515
Total noninterest expense	$76,107	$72,348	$71,314

Noninterest expense for the year ended December 31, 2012 increased $3.8 million, or 5.2%, when compared to the year ended December 31, 2011 and increased $1.0 million, or 1.4%, when compared to the year ended December 31, 2010.

Salaries and employee benefits expense increased $2.7 million, or 5.9%, during the year ended December 31, 2012, when compared to the same period in 2011 and increased $1.5 million, or 3.3% during the year ended December 31, 2011, when compared to the same period in 2010. These increases were the result of the increases in personnel associated with our overall growth and expansion, an increase in retirement expense, normal salary increases for existing personnel, increases in incentive pay associated with the increased loan production and share based payment compensation. Direct salary expense and payroll taxes increased $1.2 million, or 3.0%, for the year ended December 31, 2012, when compared to the same period in 2011 and increased $1.3 million, or 3.4%, for the year ended December 31, 2011, when compared to the same period in 2010.

Retirement expense, included in salary and benefits, increased $863,000, or 24.8%, for the year ended December 31, 2012, when compared to the same period in 2011 and increased $445,000, or 14.7%, for the year ended December 31, 2011, when compared to the same period in 2010. The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2012 when compared to 2011 and for 2011 when compared to 2010.  Specifically, the assumed long-term rate of return was 7.25% for 2012 and 2011 and 7.50% for 2010 and the assumed discount rate was decreased to 4.84% for 2012 compared to 5.63% for 2011 and 6.10% for 2010.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $636,000, or 17.6%, for the year ended December 31, 2012, when compared to the same period in 2011 due to increased health claims expense and plan administrative cost.  Health and life insurance expense, included in salary and benefits, decreased $249,000, or 6.5%, for the year ended December 31, 2011, when compared to the same period in 2010 due to decreased health claims expense and plan administrative cost during 2011. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2013.

ATM and debit card expense increased $76,000, or 7.7%, for the year ended December 31, 2012, compared to the same period in 2011 and increased $162,000, or 19.6%, for the year ended December 31, 2011, compared to the same period in 2010 due to an increase in the volume of transactions and an increase in processing expenses.

Director fees increased $299,000, or 32.7%, for the year ended December 31, 2012, compared to the same period in 2011.  Effective January 5, 2012, Mr. B. G. Hartley retired as Chief Executive Officer of Southside Bancshares, Inc. and became a non-employee Chairman of the Board of Directors of the Company.  The increase is due to the director fees Mr. Hartley received for serving as Chairman of the Board. Director fees decreased $36,000, or 3.8%, for year ended December 31, 2011, compared to the same period in 2010.

Supplies increased $1,000, or 0.1%, for the year ended December 31, 2012, compared to the same period in 2011 and decreased $156,000, or 17.3%, for the year ended December 31, 2011, compared to the same period in 2010 due primarily to the printing of our 50th anniversary logo on supplies purchased during 2010.

Telephone and communications increased $340,000, or 25.7%, for the year ended December 31, 2012, as compared to the same period in 2011 and decreased $118,000, or 8.2%, for the year ended December 31, 2011, as compared to the same period in 2010. The increase during 2012 was due to bank growth and upgraded systems.

FDIC insurance decreased $73,000, or 4.0%, for the year ended December 31, 2012, compared to the same period in 2011 and $1.1 million, or 37.5%, for the year ended December 31, 2011, compared to the same period in 2010 due to a change in the FDIC assessment calculation effective for the second quarter of 2011.

INCOME TAXES

Pre-tax income for the year ended December 31, 2012 was $42.3 million compared to $50.9 million for the year ended December 31, 2011, and $51.8 million for the year ended December 31, 2010.

Income tax expense was $7.6 million for the year ended December 31, 2012 and represented a decrease of $2.8 million, or 26.8%, when compared to the year ended December 31, 2011, and decreased $1.4 million, or 11.6%, to $10.4 million, when compared to the year ended December 31, 2010.  The effective tax rate as a percentage of pre-tax income was 18.0% in 2012, 20.4% in 2011 and 22.7% in 2010.  The decrease in the income tax expense and effective tax rate for the year ended December 31, 2012 and 2011 was due to an increase in tax exempt income as a percentage of taxable income as compared to the prior year and a decrease in income before tax expense for the year ended December 31, 2012, of $8.6 million when compared to 2011. The net deferred tax asset totaled $4.1 million at December 31, 2012 as compared to a net deferred tax liability of $3.5 million in 2011.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles. At December 31, 2012, the SFG loans totaled approximately $69.8 million.

Total loans as of December 31, 2012 increased $175.7 million, or 16.2%, and the average loan balance increased $125.2 million, or 11.9%, when compared to 2011.

Our market areas to date have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced. However, we did experience weakening conditions associated with the real estate led downturn during 2008 through 2011 and strengthened our underwriting standards, especially related to all aspects of real estate lending. Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

1-4 family residential loans increased $121.4 million, or 49.0%, from December 31, 2011.  Other real estate loans increased $30.2 million, or 14.6%, and commercial loans increased $16.5 million, or 11.5%, from December 31, 2011 to December 31, 2012, respectively.  Municipal loans as of December 31, 2012 increased $13.7 million, or 6.6%, from December 31, 2011.  The increase in municipal loans is due to continued demand which provided additional opportunities for us to lend to municipalities during 2012.  Construction loans increased $2.4 million, or 2.1%, from December 31, 2011. Loans to individuals decreased $8.4 million, or 4.9%, from December 31, 2011.

The increase in 1-4 family residential loans is due to the low interest rate environment, our competitive pricing for this type of loan and our decision to portfolio more of our originations. The increase in our construction loans, commercial loans and other real estate loans is due to an increase in loan demand for this type of loan.  The decrease in loans to individuals reflects a decrease in this type of loan as financing for automobiles and other consumer products are available from manufacturers at rates that we are unable to offer.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic communities we serve, which assists in mitigating this concentration.

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

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2012, was approximately $70.7 million.  Our largest loan relationship at December 31, 2012 was approximately $23.4 million.

The average yield on loans for the year ended December 31, 2012, decreased to 6.23% from 6.69% for the year ended December 31, 2011.  This decrease was reflective of the overall lower interest rate environment during 2012 and the lower rates associated with the new loans added and repriced during 2012.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2012	2011	2010	2009	2008
Real Estate Loans:
Construction	$113,744	$111,361	$115,094	$105,268	$132,666
1-4 Family Residential	368,845	247,479	219,031	217,677	226,180
Other	236,760	206,519	200,723	212,731	184,629
Commercial Loans	160,058	143,552	148,761	159,529	165,558
Municipal Loans	220,947	207,261	196,594	150,111	134,986
Loans to Individuals	162,623	171,058	197,717	188,260	178,530
Total Loans	$1,262,977	$1,087,230	$1,077,920	$1,033,576	$1,022,549

For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2012, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $719.3 million in real estate loans, $368.8 million, or 51.3%, represent loans collateralized by residential dwellings that are primarily owner-occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  Initially our markets appeared to have been relatively resilient, not experiencing the significant effects associated with these market trends; however, beginning in the later half of 2008 as consumers all across the United States were impacted by the economic slowdown, our market areas began to experience more of a slowdown in economic activity.  From 2009 and continuing into 2011, our markets did experience a slowdown as a result of the real estate led downturn across the country. During 2012 our markets appear to have stabilized and in some cases strengthened. A more severe decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other real estate consists of $230.4 million of commercial real estate loans, $4.3 million of loans secured by multi-family properties and $2.1 million of loans secured by farm land.  The Commercial Real Estate portion of Other is discussed in more detail below.

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

We also make home equity loans, which are included as part of the 1-4 family residential mortgage loans, and at December 31, 2012, these loans totaled $82.3 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.

Construction Loans

Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans are directed toward properties that will be owner-occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  During 2010 our construction loans experienced slight additional stress due to the general downturn in market conditions associated with this type of lending.  During 2011, construction loans in our market areas stabilized and during 2012 they have rebounded and strengthened in many of our market areas.

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

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2012 increased $13.7 million when compared to 2011.  At December 31, 2012, we had total loans to municipalities and school districts of $220.9 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of loans to individuals outstanding are collateralized by titled equipment, which are primarily vehicles, and automobile loans purchased by SFG.  At December 31, 2012, these types of loans accounted for approximately $133.7 million, or 82.2%, of total loans to individuals.

The total of SFG automobile loans included in loans to individuals at December 31, 2012 was $69.8 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration credit scores and estimated collateral values to determine the risk inherent in each pool.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2012, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less*	After One but Within Five Years	After Five Years
	(in thousands)
Real Estate Loans – Construction	$48,908	$36,367	$28,469
Commercial Loans	61,894	86,411	11,753
Municipal Loans	21,710	71,442	127,795
Total	$132,512	$194,220	$168,017

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$230,629
	Interest Rates are Floating or Adjustable	$131,608

* The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.  Nonaccrual loans totaling $4.2 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2012 and 2011, these loans totaled $4.3 million and $4.1 million, respectively.  These loans represented 1.7% and 1.6% of shareholders' equity as of December 31, 2012 and 2011, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses was $20.6 million at December 31, 2012, or 1.6% of loans.  The increase in the allowance for loan losses is due primarily to an 11.6% increase in nonperforming assets and a change in the loan mix as SFG, commercial and construction loans which require larger allowance for loan loss accruals, increased.  The increase in loans during 2012 occurred primarily in 1-4 family residential and other real estate loans which require smaller allowance for loan loss accruals.

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  Previously, a review of data for one year was used to establish a general reserve. Beginning in the fourth quarter of 2012, an average three year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge off figure is further adjusted through qualitative factors that include six month general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Management feels this change in methodology is appropriate to accurately estimate the bank's inherent losses in the current fragile economic climate. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the effectiveness of the specific reserve process.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

For loans to individuals, the methodology associated with determining the appropriate allowance for losses on loans primarily consists of an evaluation of individual payment histories, remaining term to maturity and underlying collateral support.

Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances in accordance with GAAP), and geographic and industry loan concentration.

Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increase the risk of collateral deterioration and accordingly, reserves are increased to recognize this risk.

New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, we use data mining measures to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes detailed in the table below.  At December 31, 2012, the unallocated portion of the allowance for loan loss was $1.2 million, or 0.1% of loans.

As of December 31, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.6 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2012	2011	2010	2009	2008
Average Net Loans Outstanding	$1,180,095	$1,054,882	$1,031,858	$1,021,770	$983,336
Balance of Allowance for Loan Losses at Beginning of Period	$18,540	$20,711	$19,896	$16,112	$9,753
Loan Charge-Offs:
Real Estate-Construction	(41)	(46)	(873)	(932)	(111)
Real Estate-1-4 Family Residential	(239)	(675)	(288)	(267)	(11)
Real Estate-Other	(159)	(271)	(577)	(322)	—
Commercial Loans	(402)	(1,254)	(2,603)	(2,037)	(505)
Loans to Individuals	(10,188)	(10,231)	(12,072)	(9,589)	(8,570)
Total Loan Charge-Offs	(11,029)	(12,477)	(16,413)	(13,147)	(9,197)
Recovery of Loans Previously Charged-off:
Real Estate-Construction	121	61	165	2	—
Real Estate-1-4 Family Residential	172	98	13	5	1
Real Estate-Other	6	275	—	—	6
Commercial Loans	312	449	854	104	32
Loans to Individuals	1,727	1,927	2,459	1,727	1,842
Total Recovery of Loans Previously Charged-Off	2,338	2,810	3,491	1,838	1,881
Net Loan Charge-Offs	(8,691)	(9,667)	(12,922)	(11,309)	(7,316)
Provision for Loan Losses	10,736	7,496	13,737	15,093	13,675
Balance of Allowance for Loan Losses at End of Period	$20,585	$18,540	$20,711	$19,896	$16,112
Reserve for Unfunded Loan Commitments at Beginning of Period	$26	$30	$5	$7	$50
Provision for Losses on Unfunded Loan Commitments	(21)	(4)	25	(2)	(43)
Reserve for Unfunded Loan Commitments at End of Period	$5	$26	$30	$5	$7
Net Charge-Offs to Average Net Loans Outstanding	0.74%	0.92%	1.25%	1.11%	0.74%
Allowance for Loan Losses to Nonaccruing Loans	199.58	180.02	142.60	106.80	112.76
Allowance for Loan Losses to Nonperforming Assets	139.87	140.58	116.95	84.83	102.10
Allowance for Loan Losses to Total Loans	1.63	1.71	1.92	1.92	1.58

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate
Construction	$2,355	9.0%	$2,620	10.2%	$2,585	10.7%	$3,080	10.2%	$2,757	12.9%
1-4 Family Residential	3,545	29.2%	1,957	22.8%	1,988	20.3%	1,460	21.1%	1,567	22.1%
Other	2,290	18.7%	3,051	19.0%	3,354	18.6%	3,175	20.6%	2,701	18.1%
Commercial Loans	3,158	12.7%	2,877	13.2%	3,746	13.8%	3,184	15.4%	2,496	16.2%
Municipal Loans	633	17.5%	619	19.1%	607	18.3%	400	14.5%	341	13.2%
Loans to Individuals	7,373	12.9%	6,244	15.7%	7,978	18.3%	7,321	18.2%	6,206	17.5%
Unallocated	1,231	0.0%	1,172	0.0%	453	0.0%	1,276	0.0%	44	0.0%
Ending Balance	$20,585	100.0%	$18,540	100.0%	$20,711	100.0%	$19,896	100.0%	$16,112	100.0%

See "Consolidated Financial Statements - Note 5 –  Loans and Allowance for Probable Loan Losses."

NONPERFORMING ASSETS

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at December 31, 2012 were $14.7 million representing an increase of $1.5 million, or 11.6%, from $13.2 million at December 31, 2011.  From December 31, 2011 to December 31, 2012, nonaccrual loans increased $15,000, or 0.1%, to $10.3 million.  Of this total, 19.4% are residential real estate loans, 13.2% are commercial real estate loans, 17.6% are commercial loans, 26.4% are loans to individuals, primarily SFG automobile loans, and 23.4% are construction loans.  OREO increased $233,000, or 51.4%, to $686,000 from December 31, 2011 to December 31, 2012.  We are actively marketing all properties and none are being held for investment purposes.  Accruing loans past due more than 90 days increased $10,000, or 200.0% to $15,000 at December 31, 2012 from $5,000 at December 31, 2011.  Restructured loans increased $889,000, or 42.2%, to $3.0 million.  Repossessed assets increased $382,000, or 118.6%, to $704,000 at December 31, 2012 from $322,000 at December 31, 2011. Included in total nonperforming assets are $4.1 million loans classified as troubled debt restructurings at December 31, 2012 and $1.4 million at December 31, 2011.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS Years Ended December 31,
	2012	2011	2010	2009	2008
Accruing Loans Past Due More Than 90 Days:
Real Estate	$—	$—	$—	$289	$404
Loans to Individuals	15	5	7	34	53
Commercial	—	—	—	—	136
	15	5	7	323	593
Loans on Nonaccrual:
Real Estate	5,774	7,037	8,511	8,930	7,469
Loans to Individuals	2,728	1,909	4,214	7,461	5,976
Commercial	1,812	1,353	1,799	2,238	844
	10,314	10,299	14,524	18,629	14,289
Restructured Loans:
Real Estate	2,135	762	36	87	91
Loans to Individuals	632	1,206	2,243	1,831	39
Commercial	231	141	41	54	18
	2,998	2,109	2,320	1,972	148

Total Nonperforming Loans	13,327	12,413	16,851	20,924	15,030
Other Real Estate Owned	686	453	220	1,875	318
Repossessed Assets	704	322	638	654	433
Total Nonperforming Assets	$14,717	$13,188	$17,709	$23,453	$15,781
Nonperforming Assets to Total Assets	0.45%	0.40%	0.59%	0.78%	0.58%
Nonperforming Assets to Total Loans	1.17	1.21	1.64	2.27	1.54
Nonaccrual Loans to Total Loans	0.82	0.95	1.35	1.80	1.40
Loans 90 Days Past Due to Total Loans	—	—	—	0.03	0.06

Nonperforming assets at December 31, 2012, as a percentage of total assets increased to 0.45% from the previous year and as a percentage of loans decreased to 1.17%.   Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2012, in the opinion of management, we had $652,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The restructured loans to individuals referred to in the preceding table are primarily SFG loans which have had payment extensions or whose maturity has extended due to late payments on the contract.  These loans continue to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

	December 31, 2012
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$7,877	$665	$7,212
Loans to Individuals	3,360	1,428	1,932
Commercial Loans	2,043	630	1,413
Total	$13,280	$2,723	$10,557

	December 31, 2011
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$7,765	$1,297	$6,468
Loans to Individuals	3,112	857	2,255
Commercial Loans	1,493	485	1,008
Total	$12,370	$2,639	$9,731

The balances of impaired loans included above with no valuation allowances were approximately $1,000 and $4,000 at December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012 and 2011, the average recorded investment in impaired loans was approximately $13.2 million and $14.4 million, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $572,000, $943,000 and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.3 million, $1.8 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2012, the securities portfolio as a percentage of total assets was 52.5% and was larger than loans, which were 39.0% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
Available for Sale:	2012	2011	2010
Investment Securities:
U.S. Treasury	$—	$—	$4,700
U.S. Government Agency Debentures	60,863	—	—
State and Political Subdivisions	545,688	282,457	294,262
Other Stocks and Bonds	11,156	499	382
Mortgage-backed Securities:
U.S. Government Agencies	89,803	107,052	150,273
Government-Sponsored Enterprises	716,557	609,074	736,301
Total	$1,424,067	$999,082	$1,185,918

	December 31,
Securities Carried at Fair Value through Income:	2012	2011	2010
Mortgage-backed Securities:
U.S. Government Agencies	$—	$30,413	$5,392
Government-Sponsored Enterprises	—	617,346	66,784
Total	$—	$647,759	$72,176

	December 31,
Held to Maturity:	2012	2011	2010
Investment Securities:
State and Political Subdivisions	$1,009	$1,010	$1,012
Other Stocks and Bonds	—	486	483
Mortgage-backed Securities:
U.S. Government Agencies	20,135	22,999	20,821
Government-Sponsored Enterprises	225,403	342,632	384,546
Total	$246,547	$367,127	$406,862

We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs and Collateralized Mortgage Obligation (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as us.  U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2012, all of our mortgage-backed securities were collateralized by U.S. Government agencies or GSEs.

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

Debt securities purchased at a significant premium that contain an embedded derivative where the embedded derivative is not readily identifiable and measurable and as such cannot be bifurcated, are classified as securities carried at fair value through income.  As such, mortgage-backed securities purchased at a significant premium, which we describe as any mortgage-backed security purchase at a price in excess of 111.111%, are classified as securities carried at fair value through income unless they are in a trading account.  At December 31, 2012, we had no securities carried at fair value through income compared to $647.8 million at December 31, 2011.    During 2012, we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  During 2012, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities.  The sale of these securities resulted in a gain on the sale of available for sale securities of $18.0 million.  There can be no assurance that the level of security gains reported during the year ended December 31, 2012, will continue in future periods.

The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio decreased to $1.70 billion at December 31, 2012, compared to $2.05 billion at December 31, 2011, a decrease of $349.3 million, or 17.0%.  This is primarily a result of a decrease in mortgage-backed securities of $677.6 million, or 39.2%, which was partially offset by a $263.2 million, or 92.9%, increase in our ownership of securities issued by state and political subdivisions during 2012 when compared to 2011.

During 2012, the interest rate yield curve remained steep while at the same time credit and volatility spreads continued to tighten.  We used this environment to reposition a portion of the securities portfolio.  The decrease in mortgage-backed securities is due to sales of more prepay volatile securities, principal payments due primarily to prepayments and reduced purchases of fixed rate mortgage-backed securities as the risk/reward profile of these securities became less favorable. The addition of the Federal Reserve purchasing $40 billion of mortgage-backed securities per month will likely limit purchases until the economics in this sector change. To offset the decrease of the mortgage-backed securities portfolio we significantly increased our tax-free municipal security portfolio. Most of our purchases were in Texas with only limited purchases in other states. As we increased the municipal portfolio we sold some of our longer maturity lower coupon municipal securities to lower the overall duration of this portfolio.

The combined fair value of the AFS and HTM securities portfolio at December 31, 2012 was $1.68 billion, which represented a net unrealized gain as of that date of $54.2 million.  The net unrealized gain was comprised of $57.9 million in unrealized gains and $3.7 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2012 was $1.42 billion, which represented a net unrealized gain as of that date of $45.3 million.  The net unrealized gain was comprised of $49.0 million of unrealized gains and $3.7 million of unrealized losses.  The $3.7 million of unrealized losses is primarily resulting from our investment in three tranches of TRUPs and securities issued by government-sponsored enterprises.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

There were no securities transferred from AFS to HTM during 2012, 2011 and 2010.  There were no sales from the HTM portfolio during the years ended December 31, 2012, 2011 or 2010.  There were $246.5 million and $367.1 million of securities classified as HTM at December 31, 2012 and 2011, respectively.  In conjunction with correcting errors in the first three quarters of 2011 that were restated related to securities carried at fair value through income, on October 1, 2010 we corrected $13.9 million in HTM securities which should have been originally classified as securities carried at fair value through income.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2012 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Government Agency Debentures	$—	—	$—	—	$38,554	1.30%	$22,309	2.06%
State and Political Subdivisions	4,473	5.15%	14,337	3.69%	111,493	3.27%	415,385	4.66%
Other Stocks and Bonds	—	—	7,791	1.62%	2,375	2.03%	990	—
Mortgage-backed Securities:
U.S. Government Agencies	—	—	747	4.76%	2,743	3.95%	86,313	2.22%
Government-Sponsored Enterprises	64	5.57%	4,403	3.52%	12,709	3.73%	699,381	1.70%
Total	$4,537	5.16%	$27,278	3.10%	$167,874	2.85%	$1,224,378	2.75%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$—	—	$—	—	$—	—	$1,009	8.09%
Mortgage-backed Securities:
U.S. Government Agencies	—	—	248	4.59%	12,112	2.98%	7,775	0.19%
Government-Sponsored Enterprises	519	3.96%	17,032	3.12%	113,253	1.70%	94,599	3.44%
Total	$519	3.96%	$17,280	3.14%	$125,365	1.82%	$103,383	3.24%

At December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds.  The increase of $30.2 million, or 1.3%, in total deposits during 2012 partially contributed to the decrease in FHLB advances. Deposits increased during 2012 primarily due to an increase in public funds, and to a lesser extent branch expansion and increased market penetration.  During 2012, our public fund deposits increased $112.2 million to $713.4 million at December 31, 2012 from $601.1 million at December 31, 2011.  At December 31, 2012, brokered CDs reflected a decrease of approximately $144.4 million when compared to December 31, 2011. Deposits, net of brokered deposits, at December 31, 2012, increased $174.6 million, or 8.1%, when compared to December 31, 2011.  Time deposits, including brokered CDs issued decreased a total of $237.3 million, or 26.9%, during 2012 when compared to 2011.  Noninterest bearing demand deposits increased $89.5 million, or 17.7%, during 2012.  Interest bearing demand deposits increased $165.4 million, or 19.6%, and saving deposits increased $12.6 million, or 13.9%, during 2012.  The latter three categories, which are considered the lowest cost deposits, comprised 72.6% of total deposits at December 31, 2012 compared to 62.0% at December 31, 2011.

The following table sets forth deposits by category at December 31, 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Noninterest Bearing Demand Deposits	$595,093	$505,594	$423,304
Interest Bearing Demand Deposits	1,008,348	842,970	786,552
Savings Deposits	103,839	91,203	79,472
Time Deposits	644,617	881,904	845,100
Total Deposits	$2,351,897	$2,321,671	$2,134,428

During the year ended December 31, 2012, total time deposits of $100,000 or more decreased $71.2 million, or 12.9%, to $481.7 million from $552.9 million at December 31, 2011.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total
Three months or less	$95,548	$28,000	$123,548	$80,226	$28,000	$108,226
Over three to six months	53,279	21,000	74,279	86,138	21,000	107,138
Over six to twelve months	106,818	7,000	113,818	197,911	7,000	204,911
Over twelve months	170,065	—	170,065	132,644	—	132,644
Total	$425,710	$56,000	$481,710	$496,919	$56,000	$552,919

At December 31, 2012, we had $19.5 million in long-term brokered CDs that represented 0.8% of our deposits.  Our brokered CDs at December 31, 2012 have maturities of less than five years and are reflected in the CDs under $100,000 category.  At December 31, 2011, we had $163.8 million in brokered CDs and at December 31, 2010, we had $161.3 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, decreased $212.8 million, or 58.3%, during 2012 when compared to 2011.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal funds purchased and repurchase agreements
Balance at end of period	$984	$2,945	$3,844
Average amount outstanding during the period (1)	1,770	3,137	6,699
Maximum amount outstanding during the period (2)	2,704	3,291	13,187
Weighted average interest rate during the period (3)	1.4%	2.7%	3.1%
Interest rate at end of period	0.4%	2.6%	3.3%

FHLB advances
Balance at end of period	$150,985	$361,811	$189,094
Average amount outstanding during the period (1)	282,741	292,242	300,428
Maximum amount outstanding during the period (2)	440,246	466,316	401,893
Weighted average interest rate during the period (3)	2.2%	2.2%	2.4%
Interest rate at end of period	3.7%	1.6%	3.6%

Other obligations
Balance at end of period	$219	$219	$2,651
Average amount outstanding during the period (1)	219	2,581	2,522
Maximum amount outstanding during the period (2)	219	2,963	3,135
Weighted average interest rate during the period (3)	8.0%	0.7%	0.2%
Interest rate at end of period	8.0%	8.0%	0.7%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
FHLB Advances (1)
Varying maturities to 2028	$369,097	$260,724

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$429,408	$321,035

(1)	At December 31, 2012, the weighted average cost of these advances was 1.6%.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.251% through March 30, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.61325% through January 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.558% through March 14, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.1115% through February 24, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances increased $108.4 million, or 41.6%, during 2012 to $369.1 million when compared to $260.7 million in 2011.  The increase was the result of an increase in long-term FHLB advances purchased during 2012 which more than offset the advances classified as long-term at December 31, 2011 rolling into the short-term FHLB advance category.  During 2012, we have been actively calling our brokered CDs and replacing them with long-term FHLB advances which has allowed us to extend the maturities and lower the funding costs.

In addition, as $150 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were taken out.  During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million. During the third quarter of 2011, the value of the FHLB advance option fees became impaired. They were further impaired during the fourth quarter of 2011 resulting in a total charge of $8.9 million in 2011. During 2012, the FHLB advance option fees were further impaired and completely written down for a total charge of $2.0 million for the year ended December 31, 2012.  At December 31, 2012, there was no remaining carrying value recorded in our balance sheet.

Long-term debt was $60.3 million at December 31, 2012 and 2011. Long-term debt consists of $20.6 million of our junior subordinated debentures issued in 2003 and $36.1 million issued in August 2007 in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV and V and the assumption in October 2007 of $3.6 million of junior subordinated debentures issued by FWBS to Magnolia Trust Company I.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2012 of $257.8 million decreased 0.4%, or $1.2 million, from December 31, 2011 and represented 8.0% of total assets at December 31, 2012 compared to 7.8% at December 31, 2011.

The decrease in shareholders' equity at December 31, 2012 was the result of a decrease of $11.8 million in accumulated other comprehensive income, $19.1 million in cash dividends paid and the repurchase of $7.4 million of common stock which more than offset the $34.7 million of net income for 2012 and the issuance of $1.9 million in common stock (94,134 shares) through our employee stock and dividend reinvestment plans. The decrease in accumulated other comprehensive income is composed of a decrease of $6.3 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 3 – Comprehensive Income (Loss)”) and a decrease of $5.5 million, net of tax, related to the change in the unfunded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2012, that we meet all capital adequacy requirements to which we are subject.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

(1)        Refers to quarterly average assets as calculated by bank regulatory agencies.

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and as a result of a separate, international regulatory capital initiative known as “Basel III.” Complying with the new Basel III capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements.  These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official, final regulations for U.S. financial institutions.  It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and, as noted above, it was anticipated that the new requirements would be phased-in for U.S. financial institutions beginning in 2013.  However, on November 9, 2012, U.S. regulators announced that the implementation of rules implementing Basel III would be delayed and regulators have not provided a specific timeframe for their implementation of these requirements. Furthermore, it is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.

The table below summarizes our key equity ratios for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Return on Average Assets	1.05%	1.25%	1.30%
Return on Average Shareholders' Equity	12.83%	16.20%	17.98%
Dividend Payout Ratio – Basic	55.50%	39.82%	37.78%
Dividend Payout Ratio – Diluted	55.50%	39.82%	37.78%
Average Shareholders' Equity to Average Total Assets	8.17%	7.69%	7.24%

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2012, these investments were 18.6% of total assets, as compared with 19.0% for December 31, 2011, and 16.8% for December 31, 2010.  The decrease to 18.6% at December 31, 2012 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB -The Independent Bankers Bank, respectively.  There were no federal funds purchased at December 31, 2012.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit. At December 31, 2012, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $221.6 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

We had outstanding unused commitments to extend credit of $132.8 million and $116.0 million at December 31, 2012 and 2011, respectively.  Each commitment has a maturity date or an annual cancellation date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2012 and 2011 were $13.0 million and $12.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.6 million and $6.5 million at December 31, 2012 and 2011, respectively.

The scheduled maturities of unused commitments as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Unused commitments:
Due in one year or less	$84,756	$85,737
Due after one year	48,061	30,291
Total	$132,817	$116,028

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Long-term debt, including current maturities (1)	$—	$—	$—	$60,311	$60,311
FHLB advances (2)	152,175	58,594	268,463	40,850	520,082
Operating leases (3)	1,357	1,769	851	629	4,606
Deferred compensation agreements (4)	484	1,051	887	5,035	7,457
Time deposits (5)	415,980	183,329	44,037	1,271	644,617
Securities purchased not paid for	10,047	—	—	—	10,047
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	$580,043	$244,743	$314,238	$108,096	$1,247,120

(1)  The total balance of long-term debt was $60.3 million at December 31, 2012.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.251% through March 30, 2013.

•
Floating rate debt of $23.2 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 130 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 1.61325% through January 29, 2013.

•
Floating rate debt of $12.9 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 225 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.558% through March 14, 2013.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis. The rate of interest associated with this debt is 2.1115% through February 24, 2013.

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2013 through 2028, with interest rates ranging from 0.9% to 7.6% with a total balance of $520.1 million at December 31, 2012.

(3)  We had various operating leases for our office machines that total $578,000 and expire on or before the end of 2017.  In addition, we have operating leases totaling $4.0 million on our retail branch locations and loan production offices which have future commitments of up to ten years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $7.5 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2012, $1.0 million in payments had been made from such agreements.  Of the 18 officers included in the agreements, two were eligible for retirement at December 31, 2012 and two retired officers are currently receiving benefits.  One officer becomes eligible in each of the years 2014 through 2017.  The remaining 10 officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the two eligible officers at December 31, 2012 and the retirement of the eligible officers in years 2014 through 2017.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had $19.5 million of brokered CDs at December 31, 2012 with maturity dates ranging from 2015 through 2017 and coupons ranging from 0.75% to 1.5%.

During 2011 and 2010, we entered into the option to purchase between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees, which at December 31, 2012, were completely written down.

We expect to contribute between $2.0 million and $3.0 million to our defined benefit plan during 2013.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 0.79% and 0.08%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.77% and 3.92%, respectively, relative to the base case over the next 12 months.  As of December 31, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 1.60% and 3.59%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.16% and 1.95%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2012 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act of 1934, as amended) during the last fiscal quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Southside Bancshares, Inc.

We have audited Southside Bancshares, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southside Bancshares, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Southside Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 6, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

•	Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flow for the years ended December 31, 2012, 2011 and 2010.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The exhibits listed in the Exhibit Index (following the signature pages of this report) are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE: March 6, 2013

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: March 6, 2013

	BY:	/s/ JULIE N. SHAMBURGER
Julie N. Shamburger, CPA, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

DATE: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY
	(B. G. Hartley)	Chairman of the Board	March 6, 2013
and Director

/s/	SAM DAWSON
	(Sam Dawson)	Chief Executive Officer	March 6, 2013
and Director

	(Robbie N. Edmonson)	Vice Chairman of the Board	March 6, 2013
and Director

/s/	LAWRENCE ANDERSON
	(Lawrence Anderson)	Director	March 6, 2013

/s/	HERBERT C. BUIE
	(Herbert C. Buie)	Director	March 6, 2013

/s/	ALTON CADE
	(Alton Cade)	Director	March 6, 2013

/s/	PIERRE DE WET
	(Pierre de Wet)	Director	March 6, 2013

/s/	BOB GARRETT
	(Bob Garrett)	Director	March 6, 2013

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 6, 2013

/s/	JOE NORTON
	(Joe Norton)	Director	March 6, 2013

/s/	PAUL W. POWELL
	(Paul W. Powell)	Director	March 6, 2013

/s/	WILLIAM SHEEHY
	(William Sheehy)	Director	March 6, 2013

/s/	PRESTON SMITH
	(Preston Smith)	Director	March 6, 2013

/s/	DON THEDFORD
	(Don Thedford)	Director	March 6, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Southside Bancshares, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southside Bancshares, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 6, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, of comprehensive income, of changes in equity, and of cash flows for each of two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 26, 2012

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$47,312	$40,989
Interest bearing deposits	103,318	2,249
Total cash and cash equivalents	150,630	43,238
Investment securities:
Available for sale, at estimated fair value	617,707	282,956
Held to maturity, at amortized cost	1,009	1,496
Mortgage-backed and related securities:
Available for sale, at estimated fair value	806,360	716,126
Securities carried at fair value through income	—	647,759
Held to maturity, at amortized cost	245,538	365,631
FHLB stock, at cost	27,889	33,869
Other investments, at cost	2,064	2,064
Loans held for sale	3,601	3,552
Loans:
Loans	1,262,977	1,087,230
Less: Allowance for loan losses	(20,585)	(18,540)
Net loans	1,242,392	1,068,690
Premises and equipment, net	50,075	50,595
Goodwill	22,034	22,034
Other intangible assets, net	324	522
Interest receivable	18,936	19,426
Deferred tax asset	4,120	—
Other assets	44,724	45,859
TOTAL ASSETS	$3,237,403	$3,303,817

LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$595,093	$505,594
Interest bearing	1,756,804	1,816,077
Total deposits	2,351,897	2,321,671
Short-term obligations:
Federal funds purchased and repurchase agreements	984	2,945
FHLB advances	150,985	361,811
Other obligations	219	219
Total short-term obligations	152,188	364,975
Long-term obligations:
FHLB advances	369,097	260,724
Long-term debt	60,311	60,311
Total long-term obligations	429,408	321,035
Deferred tax liability	—	3,458
Unsettled trades to purchase securities	10,047	1,196
Other liabilities	36,100	32,555
TOTAL LIABILITIES	2,979,640	3,044,890

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 16)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 19,446,187 shares issued in 2012 and 18,517,101 shares issued in 2011)	24,308	23,146
Paid-in capital	195,602	176,791
Retained earnings	70,708	72,646
Treasury stock (2,379,338 and 2,023,838 shares at cost )	(35,793)	(28,377)
Accumulated other comprehensive income	2,938	14,721
TOTAL SHAREHOLDERS' EQUITY	257,763	258,927
TOTAL LIABILITIES AND EQUITY	$3,237,403	$3,303,817
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Interest income
Loans	$69,462	$66,736	$69,973
Investment securities – taxable	519	64	91
Investment securities – tax-exempt	13,644	12,520	10,889
Mortgage-backed and related securities	32,118	51,467	50,130
FHLB stock and other investments	240	233	259
Other interest earning assets	37	18	32
Total interest income	116,020	131,038	131,374
Interest expense
Deposits	10,841	15,647	18,969
Short-term obligations	6,340	6,577	7,563
Long-term obligations	9,714	13,407	18,775
Total interest expense	26,895	35,631	45,307
Net interest income	89,125	95,407	86,067
Provision for loan losses	10,736	7,496	13,737
Net interest income after provision for loan losses	78,389	87,911	72,330
Noninterest income
Deposit services	15,433	15,943	16,819
Gain on sale of securities available for sale	17,966	11,795	25,789
(Loss) gain on sale of securities carried at fair value through income	(498)	937	—

Total other-than-temporary impairment losses	(21)	—	(39)
Portion of loss recognized in other comprehensive income (before taxes)	(160)	—	(36)
Net impairment losses recognized in earnings	(181)	—	(75)

Fair value gain (loss) – securities	—	6,693	(598)
FHLB advance option impairment charges	(2,031)	(8,923)	—
Gain on sale of loans	1,119	1,230	1,751
Trust income	2,794	2,610	2,368
Bank owned life insurance income	1,110	1,087	1,155
Other	4,309	3,950	3,589
Total noninterest income	40,021	35,322	50,798
Noninterest expense
Salaries and employee benefits	48,084	45,421	43,957
Occupancy expense	7,498	7,205	6,780
Equipment expense	2,169	2,055	1,899
Advertising, travel & entertainment	2,463	2,414	2,319
ATM and debit card expense	1,063	987	825
Director fees	1,213	914	950
Supplies	747	746	902
Professional fees	2,034	2,160	2,015
Postage	700	725	800
Telephone and communications	1,665	1,325	1,443
FDIC insurance	1,744	1,817	2,909
Other	6,727	6,579	6,515
Total noninterest expense	76,107	72,348	71,314
Income before income tax expense	42,303	50,885	51,814
Provision (benefit) for income tax expense
Current	8,841	11,665	11,100
Deferred	(1,233)	(1,271)	656
Total income taxes	7,608	10,394	11,756
Net income	34,695	40,491	40,058
Less: Net income attributable to the noncontrolling interest	—	(1,358)	(955)
Net income attributable to Southside Bancshares, Inc.	$34,695	$39,133	$39,103

Earnings per common share – basic	$2.00	$2.26	$2.25
Earnings per common share – diluted	$2.00	$2.26	$2.25
Dividends paid per common share	$1.11	$0.90	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years ended December 31,
	2012	2011	2010
Net income	$34,695	$40,491	$40,058
Other comprehensive (loss) income:
Unrealized holding gains on available for sale securities during the period	7,880	52,506	15,021
Noncredit portion of other-than-temporary impairment losses on the AFS securities	160	—	36
Reclassification adjustment for gain on sale of available for sale securities included in net income	(17,966)	(11,795)	(25,789)
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income	181	—	75
Amortization of net actuarial loss, included in net periodic benefit cost	2,022	1,466	1,296
Amortization of prior service credit included in net periodic benefit cost	(43)	(44)	(44)
Change in the net actuarial gain/loss	(10,362)	(9,804)	(6,783)
Other comprehensive (loss) income	(18,128)	32,329	(16,188)
Income tax benefit (expense) related to other items of comprehensive income	6,345	(11,315)	5,666
Other comprehensive (loss) income, net of tax	(11,783)	21,014	(10,522)
Comprehensive income	$22,912	$61,505	$29,536

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

					Accu-
					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity
Balance at December 31, 2009	$20,928	$146,357	$53,812	$(23,545)	$4,229	$468	$202,249
Net Income			39,103			955	40,058
Other comprehensive loss					(10,522)		(10,522)
Issuance of common stock (163,313 shares)	204	1,619					1,823
Purchase of common stock (261,577 shares)				(4,832)			(4,832)
Tax benefit of incentive stock options		331					331
Capital distribution to noncontrolling interest shareholders						(310)	(310)
Cash dividends paid on common stock ($0.85 per share)			(13,223)				(13,223)
Stock dividend declared	943	14,570	(15,513)				—
Balance at December 31, 2010	22,075	162,877	64,179	(28,377)	(6,293)	1,113	215,574
Net Income			39,133			1,358	40,491
Other comprehensive income					21,014		21,014
Issuance of common stock (71,925 shares)	90	1,391					1,481
Stock compensation expense		261					261
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Purchase of noncontrolling interest		(2,754)				(1,996)	(4,750)
Cash dividends paid on common stock ($0.90 per share)			(14,671)				(14,671)
Stock dividend declared	981	15,014	(15,995)				—
Balance at December 31, 2011	23,146	176,791	72,646	(28,377)	14,721	—	258,927
Net Income			34,695				34,695
Other comprehensive loss					(11,783)		(11,783)
Issuance of common stock (94,134 shares)	118	1,756					1,874
Purchase of common stock (355,500 shares)				(7,416)			(7,416)
Stock compensation expense		511					511
Tax benefits related to stock awards		44					44
Net issuance of common stock under employee stock plan	10	75	(90)				(5)
Cash dividends paid on common stock ($1.11 per share)			(19,084)				(19,084)
Stock dividend declared	1,034	16,425	(17,459)				—
Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$—	$257,763

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$34,695	$40,491	$40,058
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,606	3,365	3,204
Amortization of premium	45,926	37,117	35,245
Accretion of discount and loan fees	(4,746)	(4,336)	(4,502)
Provision for loan losses	10,736	7,496	13,737
Stock compensation expense	511	261	—
Deferred tax (benefit) expense	(1,233)	(1,254)	673
Excess tax benefits from stock-based awards	(11)	—	—
Loss (gain) on sale of securities carried at fair value through income	498	(937)	—
Gain on sale of securities available for sale	(17,966)	(11,795)	(25,789)
Net other-than-temporary impairment losses	181	—	75
Fair value (gain) loss – securities	—	(6,693)	598
FHLB advance option impairment charges	2,031	8,923	—
Gain on sale of assets	(1)	(4)	(7)
Loss on retirement of assets	—	90	—
Impairment on other real estate owned	28	264	20
(Gain) loss on sale of other real estate owned	(19)	(298)	153
Net change in:
Interest receivable	490	(1,393)	449
Other assets	(271)	(2,254)	(8,289)
Interest payable	(886)	(888)	(879)
Other liabilities	(3,952)	2,396	1,566
Loans held for sale	(49)	3,031	(3,726)
Net cash provided by operating activities	69,568	73,582	52,586

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	—	(11,875)	(258,935)
Maturities, calls and principal repayments	113,086	46,396	74,915
Securities available for sale:
Purchases	(1,807,157)	(629,911)	(1,399,085)
Sales	1,004,315	582,362	1,325,221
Maturities, calls and principal repayments	362,887	268,514	357,164
Securities carried at fair value through income:
Purchases	(57,606)	(868,937)	(32,689)
Sales	675,255	234,403	—
Maturities, calls and principal repayments	25,279	56,406	3,462
Proceeds from redemption of FHLB stock	18,572	18,236	6,818
Purchases of FHLB stock and other investments	(12,592)	(17,393)	(2,900)
Net increase in loans	(186,814)	(21,898)	(58,985)
Purchases of premises and equipment	(3,109)	(3,915)	(6,902)
Proceeds from sales of premises and equipment	24	13	38
Proceeds from sales of other real estate owned	567	1,431	1,648
Proceeds from sales of repossessed assets	4,453	4,820	4,949
Net cash provided by (used in) investing activities	137,160	(341,348)	14,719

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	267,513	150,439	190,323
Net (decrease) increase in certificates of deposit	(237,848)	40,842	87,268
Net decrease in federal funds purchased and repurchase agreements	(1,961)	(899)	(9,481)
Proceeds from FHLB advances	16,010,884	13,270,293	8,949,688
Repayment of FHLB advances	(16,113,337)	(13,210,331)	(9,241,985)
Net capital distributions to noncontrolling interest in consolidated entities	—	(475)	(310)
Purchase of noncontrolling interest	—	(4,750)	—
Excess tax benefits from stock-based awards	11	—	—
Tax benefit of incentive stock options	33	2	331
Net issuance of common stock under employee stock plan	(5)	—	—
Purchase of common stock	(7,416)	—	(4,832)
Proceeds from the issuance of common stock	1,874	1,481	1,823
Cash dividends paid	(19,084)	(14,671)	(13,223)
Net cash (used in) provided by financing activities	(99,336)	231,931	(40,398)

Net increase (decrease) in cash and cash equivalents	107,392	(35,835)	26,907
Cash and cash equivalents at beginning of year	43,238	79,073	52,166
Cash and cash equivalents at end of year	$150,630	$43,238	$79,073

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$27,781	$36,519	$46,186
Income taxes paid	$11,200	$9,000	$10,650

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$5,659	$6,232	$6,990
Adjustment to pension liability	$8,383	$8,382	$5,531
5% stock dividend	$17,459	$15,995	$15,513
Unsettled trades to purchase securities	$(10,047)	$(1,196)	$(145)
Unsettled issuances of brokered CDs	$—	$—	$4,960

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly-owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), and our nonbank subsidiaries, are summarized below.

Organization and Basis of Presentation.  The consolidated financial statements include the accounts of Southside Bancshares, Inc., Southside Bank, SFG Finance, LLC (formerly Southside Financial Group) and the nonbank subsidiaries.  On July 15, 2011, Southside Bank acquired the remaining 50% interest in SFG increasing our ownership to 100%.  The purchase price was $4.8 million and resulted in a decrease to shareholders’ equity of approximately $2.8 million and the elimination of the noncontrolling interest.  SFG is consolidated in our financial statements and this purchase will not limit or change our ability to allocate capital.  In addition, during the second quarter of 2011 Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc., began doing business as a broker-dealer.  Effective February 14, 2012, Southside Bank became a direct wholly-owned subsidiary of Southside Bancshares, Inc. as a result of the merger of Southside Delaware Financial Corporation with and into Southside Bancshares, Inc.

Subsequent to December 31, 2012, we made a decision to close Southside Securities, Inc. It is our expectation that we will complete the closing in the first half of 2013.

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

We determine if we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

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

We are no longer required to maintain cash reserve balances with the Federal Reserve Bank.  The required reserve balance with the Federal Reserve Bank was $250,000 as of December 31, 2011.

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

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the funded status of defined benefit retirement plans and the noncredit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 3 – Comprehensive Income (Loss).”

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

Other Real Estate Owned.  Other Real Estate Owned (“OREO”) includes real estate acquired in full or partial settlement of loan obligations.  OREO is initially carried at the fair value of the collateral net of estimated selling costs.  Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses.  Any subsequent reduction in fair value net of estimated selling costs is charged to noninterest expense. Costs of maintaining and operating foreclosed properties are expensed as incurred and included in other expense in our income statement.  Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

Purchase premiums and discounts are recognized in interest income using the effective interest rate method over the terms of the securities.  Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities with limited marketability, such as stock in the Federal Home Loan Bank (“FHLB”), are carried at cost and assessed for other-than-temporary impairment.

Premises and Equipment.  Bank premises and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed on a straight line basis over the estimated useful lives of the related assets.  Useful lives are estimated to be 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements.  Maintenance and repairs are charged to income as incurred while major improvements and replacements are capitalized.

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

We measured our goodwill for impairment at December 31, 2012.  At December 31, 2012, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2012 and we had no cumulative goodwill impairment.

For the years ended December 31, 2012, 2011 and 2010, amortization expense related to our core deposit intangible was $198,000, $255,000 and $319,000, respectively.

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

Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs.

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

Share Based Awards.  Share-based compensation transactions are recognized as compensation cost in the income statement based on their fair values on the date of the grant.

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

Accounting Pronouncements:

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  We adopted ASU 2011-03 on January 1, 2012 and it did not have a significant impact on our consolidated financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  We adopted ASU 2011-04 on January 1, 2012 and it did not have a significant impact on our consolidated financial statements.  See “Note 12 - Fair Value Measurement.”

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  We adopted ASU 2011-05 on January 1, 2012 and it did not have a significant impact on our consolidated financial statements.  See “Consolidated Statements of Comprehensive Income” directly following our Consolidated Statements of Income in our consolidated financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  We adopted ASU 2011-08 on January 1, 2012, and it did not have a significant impact on our consolidated financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  We adopted ASU 2011-11 on January 1, 2013, and it is not expected to have a significant impact on our consolidated financial statements.

ASU 2012-02, “Intangibles-Goodwill and Other (Topic 320) – Testing Indefinite-Lived Intangible Assets for Impairment No. 2012-02."  ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. We adopted ASU 2012-02 September 15, 2012 and it did not have a significant impact on our consolidated financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted ASU 2013-02 on January 1, 2013, and it is not expected to have a significant impact on our consolidated financial statements.

2. EARNINGS PER SHARE

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Basic and Diluted Earnings:
Net Income – Southside Bancshares, Inc.	$34,695	$39,133	$39,103
Basic weighted-average shares outstanding:	17,325	17,272	17,350
Add: Stock options	12	8	29
Diluted weighted-average shares outstanding	17,337	17,280	17,379
Basic Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.00	$2.26	$2.25
Diluted Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.00	$2.26	$2.25

During the third quarter of 2012, our board of directors approved equity grants in the form of stock options and restricted stock units.  These equity grants were made pursuant to the shareholder-approved Southside Bancshares, Inc. 2009 Incentive Plan.

For both the years ended December 31, 2012 and 2011, there were approximately 12,000 anti-dilutive options.  For the year ended December 31, 2010 there were no antidilutive options.

3. COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive (loss) income are as follows (in thousands):

	Year Ended December 31, 2012
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$7,880	$(2,758)	$5,122
Noncredit portion of other-than-temporary impairment losses on the AFS securities	160	(56)	104
Less: reclassification adjustment for gain on sale of AFS securities included in net income	17,966	(6,288)	11,678
Less: reclassification of other-than-temporary impairment charges of AFS securities included in net income	(181)	63	(118)
Net unrealized losses on securities	(9,745)	3,411	(6,334)
Change in pension plans	(8,383)	2,934	(5,449)
Other comprehensive loss	$(18,128)	$6,345	$(11,783)

	Year ended December 31, 2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$52,506	$(18,377)	$34,129
Less: reclassification adjustment for gain on sale of AFS securities included in net income	11,795	(4,128)	7,667
Net unrealized gains on securities	40,711	(14,249)	26,462
Change in pension plans	(8,382)	2,934	(5,448)
Other comprehensive income	$32,329	$(11,315)	$21,014

	Year ended December 31, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$15,021	$(5,257)	$9,764
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gain on sale of AFS securities included in net income	25,789	(9,026)	16,763
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(10,657)	3,730	(6,927)
Change in pension plans	(5,531)	1,936	(3,595)
Other comprehensive loss	$(16,188)	$5,666	$(10,522)

The components of accumulated other comprehensive income, net of tax, as of December 31, 2012 and 2011, are reflected in the table below (in thousands):

	Years Ended December 31,
	2012	2011
Unrealized gains on AFS securities	$29,360	$35,694
Net unfunded liability for defined benefit plans	(26,422)	(20,973)
Total	$2,938	$14,721

4. SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities as of December 31, 2012 and 2011, are reflected in the tables below (in thousands):

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities:
U.S. Government Agencies	86,182	3,636	—	15	89,803
Government-Sponsored Enterprises	703,174	14,367	—	984	716,557
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities:
U.S. Government Agencies	20,135	1,191	—	47	21,279
Government-Sponsored Enterprises	225,403	7,579	—	—	232,982
Total	$246,547	$8,898	$—	$47	$255,398

	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$251,281	$31,221	$—	$45	$282,457
Other Stocks and Bonds	2,925	—	2,426	—	499
Mortgage-backed Securities:
U.S. Government Agencies	99,974	7,158	—	80	107,052
Government-Sponsored Enterprises	589,687	20,127	—	740	609,074
Total	$943,867	$58,506	$2,426	$865	$999,082

	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,010	$196	$—	$—	$1,206
Other Stocks and Bonds	486	15	—	—	501
Mortgage-backed Securities:
U.S. Government Agencies	22,999	1,159	—	43	24,115
Government-Sponsored Enterprises	342,632	14,848	—	11	357,469
Total	$367,127	$16,218	$—	$54	$383,291

 Year-end securities carried at fair value through income were as follows (in thousands):

	At December 31,
	2012	2011	2010
Mortgage-backed Securities:
U.S. Government Agencies	$—	$30,413	$5,392
Government-Sponsored Enterprises	—	617,346	66,784
Total	$—	$647,759	$72,176

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net gain on sales transactions	$(498)	$937	$—
Net mark-to-market gains (losses)	—	6,693	(598)
Net gain on securities carried at fair value through income	$(498)	$7,630	$(598)

The following table represents the unrealized loss on securities for the years ended December 31, 2012 and 2011 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012:
Available for Sale
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
Held to Maturity
Mortgage-backed Securities	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47
As of December 31, 2011:
Available for Sale
State and Political Subdivisions	$1,668	$42	$307	$3	$1,975	$45
Other Stocks and Bonds	—	—	499	2,426	499	2,426
Mortgage-backed Securities	148,171	754	5,322	66	153,493	820
Total	$149,839	$796	$6,128	$2,495	$155,967	$3,291
Held to Maturity
Mortgage-backed Securities	$8,918	$54	$—	$—	$8,918	$54
Total	$8,918	$54	$—	$—	$8,918	$54

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of illiquidity and credit impairment.  At December 31, 2012, we have in AFS Other Stocks and Bonds, $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at December 31, 2012 for the TRUPs is approximately $990,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2012 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2012.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.3 million and $3.1 million at December 31, 2012 and 2011, respectively.  The noncredit charge to other comprehensive income was estimated at $1.8 million at December 31, 2012 and $2.4 million at December 31, 2011.  The carrying amount of the TRUPs was written down with $181,000 recognized in earnings for the year ended December 31, 2012. There was no write-down recognized in earnings during 2011and $75,000 of write-down was recognized in earnings during 2010. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at December 31, 2012 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,256	$744	$134	C1	Ca
2	2,000	550	1,450	474	B1	C
3	2,000	1,450	550	382	B2	C
	$6,000	$3,256	$2,744	$990

The following table presents a roll forward of the credit losses recognized in earnings on AFS debt securities (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$3,075	$3,075	$3,000
Additions for credit losses recognized on debt securities that had no previous impairment losses	—	—	—
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	181	—	75
Balance, end of period	$3,256	$3,075	$3,075

Interest income recognized on securities for the years presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. Treasury	$—	$2	$8
U.S. Government Agency Debentures	372	—	—
State and Political Subdivisions	13,697	12,548	10,926
Other Stocks and Bonds	94	34	46
Mortgage-backed Securities	32,118	51,467	50,130
Total interest income on securities	$46,281	$64,051	$61,110

There were no securities transferred from AFS to HTM during 2012 and 2011.  There were no sales from the HTM portfolio during the years ended December 31, 2012, 2011 or 2010.  There were $246.5 million and $367.1 million of securities classified as HTM at December 31, 2012 and 2011, respectively.

Of the $18.0 million in net securities gains from the AFS portfolio for the year ended December 31, 2012, there were $18.5 million in realized gains and approximately $572,000 in realized losses.  Of the $11.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2011, there were $11.9 million in realized gains and $121,000 in realized losses.  Of the $25.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2010, there were $28.3 million in realized gains and $2.5 million in realized losses.

The amortized cost and fair value of securities at December 31, 2012, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2012
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$4,459	$4,473
Due after one year through five years	21,780	22,128
Due after five years through ten years	148,750	152,422
Due after ten years	414,395	438,684
	589,384	617,707
Mortgage-backed securities	789,356	806,360
Total	$1,378,740	$1,424,067

	December 31, 2012
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,009	1,137
	1,009	1,137
Mortgage-backed securities	245,538	254,261
Total	$246,547	$255,398
Investment and mortgage-backed securities with book values of $945.7 million and $1.04 billion were pledged as of December 31, 2012 and 2011, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

5. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Real Estate Loans:
Construction	$113,744	$111,361
1-4 Family residential	368,845	247,479
Other	236,760	206,519
Commercial loans	160,058	143,552
Municipal loans	220,947	207,261
Loans to individuals	162,623	171,058
Total loans	1,262,977	1,087,230
Less: Allowance for loan losses	20,585	18,540
Net loans	$1,242,392	$1,068,690

Loans to Affiliated Parties

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2012 and 2011, these loans totaled $4.3 million and $4.1 million, respectively.  These loans represented 1.7% and 1.6% of shareholders' equity as of December 31, 2012 and 2011, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  Previously, a review of data for one year was used to establish a general reserve. Beginning in the fourth quarter of 2012, an average three year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge off figure is further adjusted through qualitative factors that include six month general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Management feels this change in methodology is appropriate to accurately estimate the bank's inherent losses in the current fragile economic climate. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the effectiveness of the specific reserve process.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

For loans to individuals, the methodology associated with determining the appropriate allowance for losses on loans primarily consists of an evaluation of individual payment histories, remaining term to maturity and underlying collateral support.

Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances in accordance with GAAP), and geographic and industry loan concentration.

Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increase the risk of collateral deterioration and, accordingly, reserves are increased to recognize this risk.

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

•
Loss (Rating 9) – Loans classified as Loss are currently in the process of being charged off and are fully reserved. They are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following table details activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	(345)	1,655	(608)	371	14	9,590	59	10,736
Loans charged off	(41)	(239)	(159)	(402)	—	(10,188)	—	(11,029)
Recoveries of loans charged off	121	172	6	312	—	1,727	—	2,338
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

	Year ended December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	20	546	(307)	(64)	12	6,570	719	7,496
Loans charged off	(46)	(675)	(271)	(1,254)	—	(10,231)	—	(12,477)
Recoveries of loans charged off	61	98	275	449	—	1,927	—	2,810
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

	Year ended December 31, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$3,080	$1,460	$3,175	$3,184	$400	$7,321	$1,276	$19,896
Provision (reversal) for loan losses	213	803	756	2,311	207	10,270	(823)	13,737
Loans charged off	(873)	(288)	(577)	(2,603)	—	(12,072)	—	(16,413)
Recoveries of loans charged off	165	13	—	854	—	2,459	—	3,491
Balance at end of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion (in thousands):

	As of December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$592	$500	$387	$1,015	$89	$308	$—	$2,891
Ending balance – collectively evaluated for impairment	1,763	3,045	1,903	2,143	544	7,065	1,231	17,694
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

	As of December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$888	$788	$511	$1,108	$110	$347	$—	$3,752
Ending balance – collectively evaluated for impairment	1,732	1,169	2,540	1,769	509	5,897	1,172	14,788
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$26	$30	$5
Provision (reversal) for losses on unfunded loan commitments	(21)	(4)	25
Balance at end of period	$5	$26	$30

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
December 31, 2012	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Individuals	Total
Loans individually evaluated for impairment	$7,653	$8,563	$10,366	$6,284	$559	$1,165	$34,590
Loans collectively evaluated for impairment	106,091	360,282	226,394	153,774	220,388	161,458	1,228,387
Total ending loans balance	$113,744	$368,845	$236,760	$160,058	$220,947	$162,623	$1,262,977

	Real Estate
December 31, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$6,274	$12,453	$9,394	$5,986	$651	$1,320	$36,078
Loans collectively evaluated for impairment	105,087	235,026	197,125	137,566	206,610	169,738	1,051,152
Total ending loans balance	$111,361	$247,479	$206,519	$143,552	$207,261	$171,058	$1,087,230

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

December 31, 2012	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$106,091	$—	$3,637	$3,941	$75	$—	$113,744
1-4 Family residential	360,282	1,805	170	5,711	877	—	368,845
Other	226,394	2,721	4,073	3,319	253	—	236,760
Commercial loans	153,774	731	—	4,690	863	—	160,058
Municipal loans	220,388	204	—	355	—	—	220,947
Loans to individuals	161,458	27	4	723	393	18	162,623
Total	$1,228,387	$5,488	$7,884	$18,739	$2,461	$18	$1,262,977

December 31, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$105,087	$785	$20	$5,285	$184	$—	$111,361
1-4 Family residential	235,026	1,763	5,299	4,345	1,046	—	247,479
Other	197,126	2,911	2,877	3,475	130	—	206,519
Commercial loans	137,565	908	242	4,772	55	10	143,552
Municipal loans	206,610	231	—	420	—	—	207,261
Loans to individuals	169,738	81	—	976	236	27	171,058
Total	$1,051,152	$6,679	$8,438	$19,273	$1,651	$37	$1,087,230

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At December 31, 2012	At December 31, 2011
Nonaccrual loans	$10,314	$10,299
Accruing loans past due more than 90 days	15	5
Restructured loans	2,998	2,109
Other real estate owned	686	453
Repossessed assets	704	322
Total Nonperforming Assets	$14,717	$13,188

Nonaccrual and Past Due Loans

Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

All loans not classified as pass loans are individually evaluated for impairment. Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

Nonaccrual loans and accruing loans past due more than 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	December 31, 2012		December 31, 2011
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$2,416	$—	$3,894	$—
1-4 Family residential	2,001	—	2,362	—
Other	1,357	—	781	—
Commercial loans	1,812	—	1,353	—
Loans to individuals	2,728	15	1,909	5
Total	$10,314	$15	$10,299	$5

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total
Real Estate Loans:
Construction	$1,589	$—	$2,416	$4,005	$109,739	$113,744
1-4 Family residential	4,450	977	2,001	7,428	361,417	368,845
Other	1,639	273	1,357	3,269	233,491	236,760
Commercial loans	769	175	1,812	2,756	157,302	160,058
Municipal loans	709	—	—	709	220,238	220,947
Loans to individuals	5,908	1,191	2,743	9,842	152,781	162,623
Total	$15,064	$2,616	$10,329	$28,009	$1,234,968	$1,262,977

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total
Real Estate Loans:
Construction	$185	$146	$3,894	$4,225	$107,136	$111,361
1-4 Family residential	4,289	1,051	2,362	7,702	239,777	247,479
Other	1,129	296	781	2,206	204,313	206,519
Commercial loans	1,353	129	1,353	2,835	140,717	143,552
Municipal loans	—	—	—	—	207,261	207,261
Loans to individuals	4,614	960	1,914	7,488	163,570	171,058
Total	$11,570	$2,582	$10,304	$24,456	$1,062,774	$1,087,230

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$3,222	$2	$241
1-4 Family residential	2,873	38	128
Other	1,734	69	178
Commercial loans	2,234	32	128
Loans to individuals	3,170	431	673
Total	$13,233	$572	$1,348

	December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$4,054	$18	$292
1-4 Family residential	2,362	112	153
Other	1,744	50	130
Commercial loans	1,748	2	65
Loans to individuals	4,508	761	1,191
Total	$14,416	$943	$1,831

	December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$6,013	$4	$356
1-4 Family residential	1,250	49	139
Other	1,445	16	117
Commercial loans	1,950	8	48
Loans to individuals	7,904	980	1,547
Total	$18,562	$1,057	$2,207

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated
Real Estate Loans:
Construction	$3,716	$—	$2,465	$2,465	$200
1-4 Family residential	2,907	—	2,799	2,799	222
Other	3,133	—	2,613	2,613	243
Commercial loans	2,215	—	2,043	2,043	630
Loans to individuals	3,626	1	3,359	3,360	1,428
Total	$15,597	$1	$13,279	$13,280	$2,723

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated
Real Estate Loans:
Construction	$4,909	$—	$3,895	$3,895	$597
1-4 Family residential	2,449	—	2,362	2,362	320
Other	1,930	—	1,508	1,508	380
Commercial loans	1,570	—	1,493	1,493	485
Loans to individuals	3,389	4	3,108	3,112	857
Total	$14,247	$4	$12,366	$12,370	$2,639

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring ("TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  We reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs.

The following tables set forth the Recorded Investment in Loans Modified for the period presented (dollars in thousands):

	Year Ended December 31, 2012
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	644	32	—	428	1,104	13
Other	510	204	—	349	1,063	9
Commercial loans	372	—	—	516	888	12
Loans to individuals	27	7	—	98	132	26
Total	$1,553	$243	$—	$1,391	$3,187	60

	Year ended December 31, 2011
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$54	$33	$—	$87	2
1-4 Family residential	107	213	—	—	320	4
Other	728	—	—	—	728	1
Commercial loans	89	52	—	—	141	2
Loans to individuals	39	39	4	7	89	12
Total	$963	$358	$37	$7	$1,365	21

(1)	These modifications include more than one of the following-extension of the amortization period, lowering interest rate and principal forgiveness.

The majority of loans restructured as TDRs during the year ended December 31, 2012 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2012 and December 31, 2011 were insignificant. The loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the year ended December 31, 2012, one loan classified as “Real Estate - Other” modified as an extension of terms totaling $85,000 was in payment default. This default did not significantly impact the determination of the allowance for loan loss. For the year ended December 31, 2011, there were no defaults on any loans that were modified as TDRs.
At December 31, 2012 and December 31, 2011, there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs.

6. PREMISES AND EQUIPMENT

	December 31, 2012	December 31, 2011
	(in thousands)
Premises	$63,011	$61,221
Furniture and equipment	25,710	24,874
	88,721	86,095
Less: accumulated depreciation	38,646	35,500
Total	$50,075	$50,595

During the years ended December 31, 2012 and 2011, assets with accumulated depreciation of $460,000 and $239,000, respectively, were written off.

Depreciation expense was $3.6 million, $3.4 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7. OTHER REAL ESTATE OWNED

For the years ended December 31, 2012 and 2011, the total of OREO was $686,000 and $453,000, respectively.  OREO is reflected in other assets in our consolidated balance sheet.

For the year ended December 31, 2012 there were losses on impairment or sale of OREO of $9,000 compared to a gain on the sale of OREO of $34,000 for the year ended December 31, 2011. For the year ended December 31, 2010, losses on impairment or sale of OREO were $173,000.

For the years ended December 31, 2012, 2011 and 2010, OREO operating expense exceeded income by $126,000, $29,000 and $157,000, respectively.

8. DEPOSITS

Year-end deposits were as follows (in thousands):

	December 31, 2012	December 31, 2011
Noninterest bearing demand deposits:
Commercial and individual	$559,121	$493,744
Public funds	35,972	11,850
Total noninterest bearing demand deposits	595,093	505,594
Interest bearing deposits:
Private accounts:
Savings deposits	103,834	91,196
Money market demand deposits	141,038	129,709
Platinum money market deposits	268,995	270,635
Premier business checking	6,874	4,425
NOW demand deposits	189,837	174,487
Certificates and other time deposits of $100,000 or more	206,469	228,117
Certificates and other time deposits under $100,000	162,372	328,250
Total private accounts	1,079,419	1,226,819
Public accounts:
Savings deposits	5	7
Money market demand deposits	662	381
Platinum money market deposits	335,059	180,475
Premier business checking	37	47
NOW demand deposits	65,846	82,811
Certificates and other time deposits of $100,000 or more	275,241	324,802
Certificates and other time deposits under $100,000	535	735
Total public accounts	677,385	589,258
Total interest bearing deposits	1,756,804	1,816,077
Total deposits	$2,351,897	$2,321,671

For the years ended December 31, 2012, 2011 and 2010, interest expense on time deposits of $100,000 or more was $4.3 million, $5.5 million and $5.4 million, respectively.

At December 31, 2012, the scheduled maturities of certificates and other time deposits, including public funds, are as follows (in thousands):

2013	$415,980
2014	133,438
2015	49,891
2016	25,994
2017	18,043
2018 and thereafter	1,271
$644,617

At December 31, 2012, we had $19.5 million in long-term brokered certificates of deposit (“CDs”) that represented 0.8% of our deposits.  These brokered CDs mature within five years and are reflected in the CDs under $100,000 category.  At December 31, 2011, we had $163.8 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.0 million and $1.1 million at December 31, 2012 and 2011, respectively.

9. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2012	2011
	(dollars in thousands)
Federal funds purchased and repurchase agreements
Balance at end of period	$984	$2,945
Average amount outstanding during the period (1)	1,770	3,137
Maximum amount outstanding during the period (2)	2,704	3,291
Weighted average interest rate during the period (3)	1.4%	2.7%
Interest rate at end of period	0.4%	2.6%

FHLB advances
Balance at end of period	$150,985	$361,811
Average amount outstanding during the period (1)	282,741	292,242
Maximum amount outstanding during the period (2)	440,246	466,316
Weighted average interest rate during the period (3)	2.2%	2.2%
Interest rate at end of period	3.7%	1.6%

Other obligations
Balance at end of period	$219	$219
Average amount outstanding during the period (1)	219	2,581
Maximum amount outstanding during the period (2)	219	2,963
Weighted average interest rate during the period (3)	8.0%	0.7%
Interest rate at end of period	8.0%	8.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB – The Independent Bankers Bank, respectively.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit. At December 31, 2012, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $221.6 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2012 or 2011.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

Securities sold under agreements to repurchase are secured by borrowings and are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $984,000 in demand deposits at December 31, 2012.  These agreements have maturities of less than one year.  There were $1.7 million in demand deposits and $1.2 million in CDs sold under agreements to repurchase at December 31, 2011.

10. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2012	2011
	(dollars in thousands)
FHLB advances
Balance at end of period	$369,097	$260,724
Weighted average interest rate during the period (1)	2.0%	3.5%
Interest rate at end of period	1.6%	3.3%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	5.1%	5.4%
Interest rate at end of period	2.4%	5.4%

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2012 are as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
FHLB advances	$1,190	$20,086	$38,508	$38,029	$230,434	$40,850	$369,097
Long-term debt	—	—	—	—	—	60,311	60,311
Total long-term obligations	$1,190	$20,086	$38,508	$38,029	$230,434	$101,161	$429,408

FHLB advances represent borrowings with fixed interest rates ranging from 0.9% to 7.6% and with maturities of one to sixteen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

	Years Ended December 31,
	2012	2011
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.251% through March 30, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.61325% through January 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.558% through March 14, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.1115% through February 24, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.   During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised. During the years ended December 31, 2012 and 2011, we recorded impairment charges of $2.0 million and $8.9 million, respectively, in our income statement.  At December 31, 2012, the remaining FHLB advance option fees recorded on our balance sheet were fully impaired.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid	Impairment	Fair Value Option Fee
$20,000	03/18/13	60 months	2.510%	$1,528	$1,528	$—
15,000	03/18/13	36 months	1.622%	828	828	—
15,000	03/18/13	48 months	2.086%	1,017	1,017	—
$50,000				$3,373	$3,373	$—

11. EMPLOYEE BENEFITS

Southside Bank has deferred compensation agreements with 18 of its executive officers, which generally provides for payment of an aggregate amount of $7.5 million over a maximum period of 15 years after retirement or death. Of the 18 executives included in the agreements, two were eligible for retirement at December 31, 2012 and two retired executives are currently receiving benefits. Deferred compensation expense was $481,000, $361,000 and $256,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  For the years ended December 31, 2012 and 2011, the deferred compensation plan liability totaled $3.9 million and $4.3 million, respectively.

We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $4.1 million, $3.5 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  Premiums paid will be billed at the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) rates.  There were no retirees participating in the health insurance plan as of December 31, 2012 and 2011.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for each of the years ended December 31, 2012, 2011 and 2010.   At December 31, 2012 and 2011, 385,492 and 345,054 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

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

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2012, the expected death benefits total $5.7 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was

$17,000, $10,000 and $41,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  For the years ended December 31, 2012 and 2011, the split dollar liability totaled $1.6 million and $1.4 million, respectively.

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

In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2012.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.    Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2012, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 4.08%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 193,165 shares of our stock at December 31, 2012 and 2011.  Our stock included in Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends.  During 2012, our underfunded status increased to $14.8 million at December 31, 2012 from an underfunded status of $7.8 million at December 31, 2011, primarily as a result of the decrease in the discount rate to 4.08% at December 31, 2012 from 4.84% at December 31, 2011.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We use a measurement date of December 31 for our plans.

	2012		2011		2010
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$64,062	$8,309	$53,471	$7,174	$45,290	$4,789
Service cost	1,736	160	1,536	174	1,363	154
Interest cost	3,068	390	2,980	395	2,832	384
Actuarial loss	10,866	1,022	7,741	646	5,538	1,927
Benefits paid	(1,617)	(80)	(1,554)	(80)	(1,469)	(80)
Expenses paid	(113)	—	(112)	—	(83)	—
Benefit obligation at end of year	78,002	9,801	64,062	8,309	53,471	7,174
Change in Plan Assets:
Fair value of plan assets at end of prior year	56,252	—	53,452	—	47,669	—
Actual return	5,643	—	2,466	—	4,335	—
Employer contributions	3,000	80	2,000	80	3,000	80
Benefits paid	(1,617)	(80)	(1,554)	(80)	(1,469)	(80)
Expenses paid	(113)	—	(112)	—	(83)	—
Fair value of plan assets at end of year	63,165	—	56,252	—	53,452	—
Funded status at end of year	(14,837)	(9,801)	(7,810)	(8,309)	(19)	(7,174)
Accrued liability recognized	$(14,837)	$(9,801)	$(7,810)	$(8,309)	$(19)	$(7,174)
Accumulated benefit obligation at end of year	$62,117	$7,540	$51,071	$6,088	$42,043	$4,586

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	2012		2011		2010
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Recognition of net loss	$1,704	$318	$1,163	$303	$1,006	$290
Recognition of prior service credit	(42)	(1)	(42)	(2)	(42)	(2)
Net gain (loss) occurring during the year	(9,340)	(1,022)	(9,158)	(646)	(4,856)	(1,927)
	(7,678)	(705)	(8,037)	(345)	(3,892)	(1,639)
Deferred tax benefit	2,687	247	2,813	121	1,362	574
Other comprehensive income (loss), net of tax	$(4,991)	$(458)	$(5,224)	$(224)	$(2,530)	$(1,065)

Net amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$1,704	$318	$1,163	$303
Prior service credit	(42)	(1)	(42)	(2)
	1,662	317	1,121	301
Deferred tax benefit	(582)	(111)	(392)	(105)
Accumulated other comprehensive loss, net of tax	$1,080	$206	$729	$196

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$(36,374)	$(4,658)	$(28,738)	$(3,954)
Prior service credit	380	2	422	3
	(35,994)	(4,656)	(28,316)	(3,951)
Deferred tax benefit	12,598	1,630	9,911	1,383
Accumulated other comprehensive loss, net of tax	$(23,396)	$(3,026)	$(18,405)	$(2,568)

At December 31, 2012 and 2011, the assumptions used to determine the benefit obligation were as follows:

	2012		2011
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Discount rate	4.08%	4.08%	4.84%	4.84%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2012, 2011 and 2010 included the following components (in thousands):

	2012	2011	2010
Defined Benefit Pension Plan
Service cost	$1,736	$1,536	$1,363
Interest cost	3,068	2,980	2,832
Expected return on assets	(4,117)	(3,883)	(3,652)
Net loss amortization	1,704	1,163	1,006
Prior service credit amortization	(42)	(42)	(42)
Net periodic benefit cost	$2,349	$1,754	$1,507
Restoration Plan
Service cost	$160	$174	$154
Interest cost	390	395	384
Net loss amortization	318	303	290
Prior service credit amortization	(1)	(2)	(2)
Net periodic benefit cost	$867	$870	$826

For the years ended December 31, 2012, 2011, and 2010, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2012	2011	2010
Defined Benefit Pension Plan
Discount rate	4.84%	5.63%	6.10%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%
Compensation increase rate	4.50%	4.50%	4.50%
Restoration Plan
Discount rate	4.84%	5.63%	6.10%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
Net loss	$2,137	$393
Prior service credit	(42)	(1)
	2,095	392
Deferred tax benefit	(733)	(137)
Accumulated other comprehensive loss, net of tax	$1,362	$255

The major categories of assets in our Plan as of year-end are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 12 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	2012	2011
	(in thousands)
Level 1:
Cash	$2,251	$2,149
Equity Securities:
U.S. large cap (1)	34,573	30,093
U.S. mid cap (1)	756	1,914
U.S. small cap (2)	4,158	3,985
International developed (3)	460	387
International emerging (4)	396	329
Level 2:
Cash equivalents	10,813	6,474
Fixed Income Securities:
Corporate bonds (5)	934	943
U.S. government agencies (5)	4,561	6,252
Municipal bonds (5)	3,076	2,189
U.S. agency mortgage-backed securities (6)	1,187	1,537
Total fair value of plan assets	$63,165	$56,252

(1)	This category is comprised of individual securities that are actively managed.

(2)	This category is comprised primarily of Southside Bancshares stock that is owned in the Plan.

(3)	This category is comprised of a broadly ‘passive’ mutual fund.

(4)	This category is comprised of a broadly diversified ‘passive’ mutual fund.

(5)	This category is comprised of individual investment grade securities that are generally held to maturity.

(6)	This category is comprised of individual securities that are generally not held to maturity.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2012 or 2011.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.

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

As of December 31, 2012, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2013	$2,112	$250
2014	2,308	294
2015	2,600	323
2016	2,801	367
2017	3,075	539
2018 through 2022	19,502	3,446
	$32,398	$5,219

We expect to contribute between $2.0 million and $3.0 million to our defined benefit pension plan and $80,000 to our postretirement benefit plan in 2013.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2012, 2011 and 2010, expense attributable to the 401(k) Plan amounted to $247,000, $194,000 and $119,000, respectively.

Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,215,507 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the years ended December 31, 2012 and 2011, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan but none were granted during 2010.

As of December 31, 2012, there were 340,391 unvested awards outstanding.  For the year ended December 31, 2012, there was $511,000 of share-based compensation expense related to the 2009 Incentive Plan.   For the year ended December 31, 2012, there was $179,000 of income tax benefit related to the stock compensation expense. As of December 31, 2011, there were 214,438 unvested awards outstanding. As of December 31, 2010, there were no unvested awards outstanding.  There was share-based compensation expense and income tax benefit for the year ended December 31, 2011 of $261,000 and $91,000, respectively. There was no share-based compensation expense or income tax benefit for the year ended December 31, 2010.

As of December 31, 2012 and December 31, 2011, there was $2.2 million and $1.4 million of unrecognized compensation cost related to the 2009 Incentive Plan, respectively.  The remaining cost at December 31, 2012 is expected to be recognized over a weighted-average period of 2.90 years.  There was no unrecognized compensation expense related to the 2009 Incentive Plan as of December 31, 2010.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During 2012, 19,572 shares issued in connection with stock compensation awards were issued from available authorized shares.  During 2011 and 2010, 880 and 107,846 shares, respectively, issued in connection with stock compensation awards were issued from available authorized shares.

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table:

	Years Ended December 31,
	2012	2011
Weighted-average grant date fair value per option	$5.83	$5.59
Weighted-average assumptions:
Risk-free interest rates	1.03%	2.30%
Expected dividend yield	3.82%	3.54%
Expected volatility factors of the market price of Southside Bancshares common stock	41.96%	41.71%
Expected option life (in years)	6.9	6.8

A combined summary of activity in our share-based plans as of December 31, 2012 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2012	1,001,069	35,070	$18.28	189,857	$17.82	$5.45
Granted	(213,793)	28,667	20.94	185,126	20.94	5.83
Stock options exercised	—	—	—	(11,657)	10.73	3.28
Stock awards vested	—	(7,759)	18.28	—	—	—
Forfeited	38,582	(8,218)	18.28	(30,364)	18.28	5.59
Canceled/expired	—	—	—	—	—	—
Balance, December 31, 2012	825,858	47,760	$19.88	332,962	$19.76	$5.73

Other information regarding options outstanding and exercisable as of December 31, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$18.28	-	20.94	332,962	$19.76	9.08	40,331	$18.28
Total			332,962	$19.76	9.08	40,331	$18.28

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $433,000 and $112,000 at December 31, 2012, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $115,000, $7,000 and $1.5 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $125,000, $9,000 and $419,000, respectively.  The tax benefit realized for the deductions related to stock awards was $44,000, $2,000 and $331,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

12. FAIR VALUE MEASUREMENT

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At December 31, 2012 and 2011, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2012 and 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Year Ended December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$60,863	$—	$60,863	$—	$—
State and Political Subdivisions	545,688	—	545,688	—	—
Other Stocks and Bonds	11,156	—	10,166	990	(181)
Mortgage-backed Securities:
U.S. Government Agencies	89,803	—	89,803	—	—
Government-Sponsored Enterprises	716,557	—	716,557	—	—
Total recurring fair value measurements	$1,424,067	$—	$1,423,077	$990	$(181)

Nonrecurring fair value measurements
Foreclosed assets (1)	$1,390	$—	$—	$1,390	$(752)
Impaired loans (2)	10,557	—	—	10,557	(81)
Total nonrecurring fair value measurements	$11,947	$—	$—	$11,947	$(833)

	At or For the Year Ended December 31, 2011
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities Available for Sale
Investment Securities:
State and Political Subdivisions	$282,457	$—	$282,457	$—
Other Stocks and Bonds	499	—	—	499
Mortgage-backed Securities:
U.S. Government Agencies	107,052	—	107,052	—
Government-Sponsored Enterprises	609,074	—	609,074	—
Total available for sale securities	$999,082	$—	$998,583	$499
Securities carried at fair value through income
Mortgage-backed Securities:
U.S. Government Agencies	$30,413	$—	$30,413	$—
Government-Sponsored Enterprises	617,346	—	617,346	—
Total securities carried at fair value through income	$647,759	$—	$647,759	$—
Total recurring fair value measurements	$1,646,841	$—	$1,646,342	$499

Nonrecurring fair value measurements
Foreclosed assets (1)	$775	$—	$—	$775
Impaired loans (2)	9,731	—	—	9,731
Total nonrecurring fair value measurements	$10,506	$—	$—	$10,506

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Year Ended December 31,
	2012	2011
Other Stocks and Bonds
Balance at Beginning of Period	$499	$189

Total gains or losses (realized/unrealized):
Included in earnings	(181)	—
Included in other comprehensive income	672	310
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$990	$499

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(181)	$—

The following tables present income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the periods presented for recurring Level 3 assets, as shown in the previous tables (in thousands):

	Year Ended December 31, 2012
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment securities:
Other stocks and bonds	$—	$—	$(181)	$—	$(181)	$—

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of December 31, 2012.  No liabilities were recorded as Level 3 at December 31, 2012 (in thousands):

Securities Available for Sale Investment securities:	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
Other stocks and bonds	$990	Discounted Cash Flows	Constant prepayment rate	1% - 2%

			Discount Rate	Libor + 14% - 15%

			Loss Severity	25% - 100%

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

Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At December 31, 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  At December 31, 2011, we had $647.8 million classified as securities carried at fair value through income.  The change in fair value recorded in income was an increase of $6.7 million for the year ended December 31, 2011.

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$—	$629	$60
Government-Sponsored Enterprises	—	6,064	(658)
Total	$—	$6,693	$(598)

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

		Estimated Fair Value
December 31, 2011	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,238	$43,238	$43,238	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,496	1,707	—	1,707	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	365,631	381,584	—	381,584	—
FHLB stock and other investments, at cost	35,933	35,933	—	35,933	—
Loans, net of allowance for loan losses	1,068,690	1,073,298	—	—	1,073,298
Loans held for sale	3,552	3,552	—	3,552	—
Financial liabilities:
Retail deposits	$2,321,671	$2,329,243	$—	$2,329,243	$—
Federal funds purchased and repurchase agreements	2,945	2,945	—	2,945	—
FHLB advances	622,535	636,129	—	636,129	—
Long-term debt	60,311	45,132	—	45,132	—

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at December 31, 2012 or 2011.

13. SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $1.11, $0.90 and $0.85 per share for the years ended December 31, 2012, 2011 and 2010, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2012, we exceeded all regulatory minimum capital requirements.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

As of December 31, 2012, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2012, 82,555 shares were sold under this plan at an average price of $21.17 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2011, 71,127 shares were sold under this plan at an average price of $20.69 per share, reflective of other trades at the time of each sale.

We have a Common Stock Repurchase Plan. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and those of Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2012 , the board-approved additional funding to repurchase stock in the amount of $10.0 million from which 355,500 shares of common stock were purchased at a cost of $7.4 million. During 2011, there were no shares of common stock purchased under this plan.

Subsequent to December 31, 2012 through February 15, 2013, we purchased 90,300 shares of common stock at an average price of $21.03.

15. INCOME TAXES

The provision for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax provision	$8,841	$11,665	$11,100
Deferred tax provision (benefit)	(1,233)	(1,271)	656
Provision for tax expense charged to operations	$7,608	$10,394	$11,756

The components of the net deferred tax asset (liability) as of December 31, 2012 and 2011 are summarized below (in thousands):

	Assets	Liabilities
Write-downs on OREO	$61	$
Allowance for loan losses	7,206
Retirement and other benefit plans		(3,936)
Unrealized gains on securities available for sale		(15,810)
Premises and equipment		(994)
FHLB stock dividends		(11)
Other-than-temporary impairment losses	2,320
Unfunded status of defined benefit plan	14,228
State business tax credit	674
Stock-based compensation	219
Other	163
Gross deferred tax assets (liabilities)	24,871	(20,751)
Net deferred tax asset at December 31, 2012	$4,120

Write-downs on OREO	$57	$
Allowance for loan losses	6,490
Retirement and other benefit plans		(3,910)
Unrealized gains on securities available for sale		(19,221)
Premises and equipment		(1,170)
FHLB stock dividends		(9)
Fair value gain (loss) – securities		(2,133)
Other-than-temporary impairment losses	4,199
Unfunded status of defined benefit plan	11,294
State business tax credit	692
Stock-based compensation	91
Other	162
Gross deferred tax assets (liabilities)	22,985	(26,443)
Net deferred tax liability at December 31, 2011	$(3,458)

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory Tax Expense	$14,806	35.0%	$17,810	35.0%	$18,134	35.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest	(7,601)	(17.9)%	(7,182)	(14.1)%	(6,323)	(12.2)%
State Business Tax	140	0.3%	82	0.1%	91	0.2%
Other Net	263	0.6%	(316)	(0.6)%	(146)	(0.3)%
Provision for Tax Expense Charged to Operations	$7,608	18.0%	$10,394	20.4%	$11,756	22.7%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

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

We had outstanding unused commitments to extend credit of $132.8 million and $116.0 million at December 31, 2012 and 2011, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2012 and 2011 were $13.0 million and $12.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.6 million and $6.5 million at December 31, 2012 and 2011, respectively.

The scheduled maturities of unused commitments as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Unused commitments:
Due in one year or less	$84,756	$85,737
Due after one year	48,061	30,291
Total	$132,817	$116,028

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.2 million for the year ended December 31, 2012, and $1.1 million for both of the years ended December 31, 2011 and 2010, respectively.  Rent expense for leased equipment was $267,000, $259,000, and $228,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2012 were as follows (in thousands):

2013	$1,357
2014	983
2015	786
2016	576
2017	275
Thereafter	629
$4,606

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $10.0 million and $1.2 million of unsettled trades to purchase securities at December 31, 2012 and December 31, 2011, respectively.  There were no unsettled trades to sell securities as of December 31, 2012 and December 31, 2011.

Deposits. There were no unsettled issuances of brokered CDs at December 31, 2012 or December 31, 2011.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

17. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 51.3% of this group represents loans collateralized by residential dwellings that are primarily owner-occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner-occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

At December 31, 2012, approximately 38% of our total loans were to customers in Tyler, Texas.  We did not have a concentration in any other city that exceeded 10% of our total loans at December 31, 2012.

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

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31, 2012	December 31, 2011

ASSETS
Cash and due from banks	$4,534	$9,348
Investment in bank subsidiaries at equity in underlying net assets	306,054	304,025
Investment in nonbank subsidiaries at equity in underlying net assets	3,050	2,649
Other assets	4,553	3,564
TOTAL ASSETS	$318,191	$319,586
LIABILITIES
Long-term debt	$60,311	$60,311
Other liabilities	117	348
TOTAL LIABILITIES	60,428	60,659
SHAREHOLDERS' EQUITY
Common stock ($1.25 par, 40,000,000 shares authorized, 19,446,187 shares issued in 2012 and 18,517,101 shares issued in 2011)	24,308	23,146
Paid-in capital	195,602	176,791
Retained earnings	70,708	72,646
Treasury stock (2,379,338 and 2,023,838 shares at cost)	(35,793)	(28,377)
Accumulated other comprehensive income	2,938	14,721
TOTAL SHAREHOLDERS' EQUITY	257,763	258,927
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$318,191	$319,586

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
INCOME	(in thousands)
Dividends from subsidiary	$25,000	$17,000	$28,000
Interest income	93	98	98
TOTAL INCOME	25,093	17,098	28,098
EXPENSE
Interest expense	3,085	3,266	3,275
Other	2,429	2,164	1,775
TOTAL EXPENSE	5,514	5,430	5,050
Income before income tax expense	19,579	11,668	23,048
Income tax benefit	1,897	1,866	1,733
Income before equity in undistributed earnings of subsidiaries	21,476	13,534	24,781
Equity in undistributed earnings of subsidiaries	13,219	25,599	14,322
NET INCOME	$34,695	$39,133	$39,103

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$34,695	$39,133	$39,103
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(13,219)	(25,599)	(14,322)
(Increase) decrease in other assets	(989)	(187)	1,022
Decrease in other liabilities	(231)	(22)	(243)
Net cash provided by operating activities	20,256	13,325	25,560
INVESTING ACTIVITIES:
Investment in subsidiaries	(441)	713	(1,701)
Net cash (used in) provided by investing activities	(441)	713	(1,701)
FINANCING ACTIVITIES:
Purchase of common stock	(7,416)	—	(4,832)
Proceeds from issuance of common stock	1,874	1,481	1,823
Dividends paid	(19,084)	(14,671)	(13,223)
Payments for other financing activities	(3)	—	—
Net cash used in financing activities	(24,629)	(13,190)	(16,232)
Net (decrease) increase in cash and cash equivalents	(4,814)	848	7,627
Cash and cash equivalents at beginning of year	9,348	8,500	873
Cash and cash equivalents at end of year	$4,534	$9,348	$8,500

19. QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$26,398	$28,464	$29,442	$31,716
Interest expense	5,822	6,456	6,897	7,720
Net interest income	20,576	22,008	22,545	23,996
Provision for loan losses	2,245	3,265	2,174	3,052
Gain on sale of securities available for sale	4,395	4,302	3,297	5,972
Gain on sale of securities carried at fair value through income	—	—	(13)	(485)
FHLB advance option impairment charges	—	(195)	(1,364)	(472)
Noninterest income excluding net securities gains (losses) and FHLB advance option impairment	6,259	6,391	6,142	5,792
Noninterest expense	19,413	19,076	19,096	18,522
Income before income tax expense	9,572	10,165	9,337	13,229
Provision for income tax expense	1,352	1,558	1,608	3,090
Net income attributable to Southside Bancshares, Inc.	8,220	8,607	7,729	10,139
Earnings per common share
Basic	$0.47	$0.50	$0.45	$0.58
Diluted	$0.47	$0.50	$0.45	$0.58

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$32,756	$32,653	$33,724	$31,905
Interest expense	8,191	8,637	9,157	9,646
Net interest income	24,565	24,016	24,567	22,259
Provision for loan losses	2,044	1,454	1,860	2,138
Gain on sale of securities available for sale	2,715	3,609	3,920	1,551
Gain on sale of securities carried at fair value through income	345	254	84	254
Fair value gain (loss)-securities	(664)	3,274	2,456	1,627
FHLB advance option impairment charges	(1,104)	(7,819)	—	—
Noninterest income excluding net securities gains (losses) and FHLB advance option impairment	6,024	6,417	6,175	6,204
Noninterest expense	17,804	17,696	18,116	18,732
Income before income tax expense	12,033	10,601	17,226	11,025
Provision for income tax expense	2,470	2,038	4,100	1,786
Net income	9,563	8,563	13,126	9,239
Less: Net income attributable to the noncontrolling interest	—	—	(493)	(865)
Net income attributable to Southside Bancshares, Inc.	9,563	8,563	12,633	8,374
Earnings per common share
Basic	$0.55	$0.50	$0.73	$0.49
Diluted	$0.55	$0.50	$0.73	$0.49

INDEX TO EXHIBITS

Exhibit No.

3 (a)	–
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

* 21	–	Subsidiaries of the Registrant.

* 23.1	–	Consent of Independent Registered Public Accounting Firm

* 23.2	–	Consent of Independent Registered Public Accounting Firm

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*** 101.INS	–	XBRL Instance Document.

*** 101.SCH	–	XBRL Taxonomy Extension Schema Document.

*** 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

*** 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

*** 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

*** 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

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