Form 10-Q
period 2013-03-31
SOUTHSIDE BANCSHARES INC
filed 2013-05-07
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 30, 2013 was 17,842,463 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$42,992	$47,312
Interest earning deposits	12,126	103,318
Total cash and cash equivalents	55,118	150,630
Investment securities:
Available for sale, at estimated fair value	685,794	617,707
Held to maturity, at amortized cost	1,008	1,009
Mortgage-backed and related securities:
Available for sale, at estimated fair value	905,107	806,360
Held to maturity, at amortized cost	234,245	245,538
FHLB stock, at cost	25,415	27,889
Other investments, at cost	2,064	2,064
Loans held for sale	3,138	3,601
Loans:
Loans	1,281,647	1,262,977
Less: Allowance for loan losses	(18,542)	(20,585)
Net Loans	1,263,105	1,242,392
Premises and equipment, net	49,985	50,075
Goodwill	22,034	22,034
Other intangible assets, net	283	324
Interest receivable	13,610	18,936
Deferred tax asset	6,148	4,120
Unsettled trades to sell securities	1,857	—
Other assets	43,186	44,724
TOTAL ASSETS	$3,312,097	$3,237,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$546,143	$595,093
Interest bearing	1,791,094	1,756,804
Total deposits	2,337,237	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	857	984
FHLB advances	163,159	150,985
Other obligations	219	219
Total short-term obligations	164,235	152,188
Long-term obligations:
FHLB advances	389,804	369,097
Long-term debt	60,311	60,311
Total long-term obligations	450,115	429,408
Unsettled trades to purchase securities	71,757	10,047
Other liabilities	33,041	36,100
TOTAL LIABILITIES	3,056,385	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 20,312,101 shares issued in 2013 (including 851,404 shares declared on March 28, 2013 as a stock dividend) and 19,446,187 shares issued in 2012)	25,390	24,308
Paid-in capital	212,151	195,602
Retained earnings	58,720	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(2,857)	2,938
TOTAL SHAREHOLDERS' EQUITY	255,712	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,312,097	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income
Loans	$17,665	$16,770
Investment securities – taxable	364	31
Investment securities – tax-exempt	3,958	2,667
Mortgage-backed and related securities	3,936	12,163
FHLB stock and other investments	65	79
Other interest earning assets	43	6
Total interest income	26,031	31,716
Interest expense
Deposits	2,070	3,395
Short-term obligations	1,250	1,592
Long-term obligations	1,781	2,733
Total interest expense	5,101	7,720
Net interest income	20,930	23,996
Provision for loan losses	492	3,052
Net interest income after provision for loan losses	20,438	20,944
Noninterest income
Deposit services	3,753	3,748
Gain on sale of securities available for sale	4,365	5,972
Loss on sale of securities carried at fair value through income	—	(485)

Total other-than-temporary impairment losses	(52)	—
Portion of loss recognized in other comprehensive income (before taxes)	10	(141)
Net impairment losses recognized in earnings	(42)	(141)

FHLB advance option impairment charges	—	(472)
Gain on sale of loans	319	131
Trust income	720	677
Bank owned life insurance income	254	266
Other	891	1,111
Total noninterest income	10,260	10,807
Noninterest expense
Salaries and employee benefits	13,209	11,833
Occupancy expense	1,871	1,758
Advertising, travel & entertainment	641	604
ATM and debit card expense	381	279
Director fees	264	268
Supplies	250	159
Professional fees	640	691
Telephone and communications	451	406
FDIC insurance	421	470
Other	2,191	2,054
Total noninterest expense	20,319	18,522

Income before income tax expense	10,379	13,229
Provision for income tax expense	1,854	3,090
Net income	$8,525	$10,139
Earnings per common share – basic	$0.48	$0.56
Earnings per common share – diluted	$0.48	$0.56
Dividends paid per common share	$0.20	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$8,525	$10,139
Other comprehensive income (loss):
Unrealized holding losses on available for sale securities during the period	(5,215)	(4,886)
Noncredit portion of other-than-temporary impairment losses on the AFS securities	(10)	141
Reclassification adjustment for gain on sale of available for sale securities included in net income	(4,365)	(5,972)
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income	42	141
Amortization of net actuarial loss, included in net periodic benefit cost	643	499
Amortization of prior service credit, included in net periodic benefit cost	(11)	(10)
Other comprehensive loss, before tax	(8,916)	(10,087)
Income tax benefit related to other items of comprehensive income	3,121	3,531
Other comprehensive loss, net of tax	(5,795)	(6,556)
Comprehensive income	$2,730	$3,583

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			10,139			10,139
Other comprehensive loss					(6,556)	(6,556)
Issuance of common stock (14,496 shares)	18	282				300
Stock compensation expense		39				39
Cash dividends paid on common stock ($0.18 per share)			(2,970)			(2,970)
Stock dividend declared	1,035	16,441	(17,476)			—
Balance at March 31, 2012	$24,199	$193,553	$62,339	$(28,377)	$8,165	$259,879

Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income			8,525			8,525
Other comprehensive loss					(5,795)	(5,795)
Issuance of common stock (14,361 shares)	18	288				306
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		207				207
Net issuance of common stock under employee stock plans		62	(62)			—
Cash dividends paid on common stock ($0.20 per share)			(3,395)			(3,395)
Stock dividend declared	1,064	15,992	(17,056)			—
Balance at March 31, 2013	$25,390	$212,151	$58,720	$(37,692)	$(2,857)	$255,712

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$8,525	$10,139
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	895	870
Amortization of premium	9,073	10,366
Accretion of discount and loan fees	(1,363)	(1,129)
Provision for loan losses	492	3,052
Stock compensation expense	207	39
Deferred tax expense (benefit)	1,093	(2,880)
Loss on sale of securities carried at fair value through income	—	485
Gain on sale of securities available for sale	(4,365)	(5,972)
Net other-than-temporary impairment losses	42	141
FHLB advance option impairment charges	—	472
Gain on sale of other real estate owned	(21)	—
Net change in:
Interest receivable	5,326	5,491
Other assets	840	991
Interest payable	(244)	(289)
Other liabilities	(2,183)	3,227
Loans held for sale	463	1,650
Net cash provided by operating activities	18,780	26,653

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(42,898)	—
Maturities, calls and principal repayments	57,275	15,365
Securities available for sale:
Purchases	(448,973)	(618,587)
Sales	237,318	127,298
Maturities, calls and principal repayments	87,694	58,500
Securities carried at fair value through income:
Purchases	—	(57,606)
Sales	—	664,224
Maturities, calls and principal repayments	—	24,872
Proceeds from redemption of FHLB stock	5,242	8,533
Purchases of FHLB stock and other investments	(2,768)	(7,071)
Net increase in loans	(21,524)	(55,281)
Purchases of premises and equipment	(805)	(656)
Proceeds from sales of other real estate owned	266	—
Proceeds from sales of repossessed assets	1,778	1,002
Net cash (used in) provided by investing activities	(127,395)	160,593

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2013	2012
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	30,071	71,978
Net decrease in certificates of deposit	(44,734)	(83,512)
Net decrease in federal funds purchased and repurchase agreements	(127)	(1,019)
Proceeds from FHLB advances	942,466	2,964,409
Repayment of FHLB advances	(909,585)	(3,133,462)
Purchase of common stock	(1,899)	—
Proceeds from the issuance of common stock	306	300
Cash dividends paid	(3,395)	(2,970)
Net cash provided by (used in) financing activities	13,103	(184,276)

Net (decrease) increase in cash and cash equivalents	(95,512)	2,970
Cash and cash equivalents at beginning of period	150,630	43,238
Cash and cash equivalents at end of period	$55,118	$46,208

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$5,345	$8,009
Income taxes paid	$—	$2,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$1,410	$872
Adjustment to pension liability	$(632)	$(489)
Declaration of 5% stock dividend	$17,056	$17,476
Unsettled trades to purchase securities	$(71,757)	$(96,171)
Unsettled trades to sell securities	$1,857	$104,065

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

The consolidated balance sheet as of March 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows and notes to the financial statements for the three-month periods ended March 31, 2013 and 2012 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

On March 28, 2013 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, payable on May 9, 2013. All share data has been adjusted to give retroactive recognition to stock dividends.

Accounting Pronouncements

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  We adopted ASU 2011-11 on January 1, 2013, and it did not have a significant impact on our consolidated financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to provide information about the significant amounts reclassified out of accumulated other comprehensive income by component. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. We adopted ASU 2013-02 on January 1, 2013, and it did not have a significant impact on our consolidated financial statements.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic and Diluted Earnings:
Net income	$8,525	$10,139
Basic weighted-average shares outstanding	17,857	18,191
Add: Stock options	20	13
Diluted weighted-average shares outstanding	17,877	18,204

Basic Earnings Per Share:	$0.48	$0.56

Diluted Earnings Per Share:	$0.48	$0.56

For the three month periods ended March 31, 2013 and 2012, there were approximately 25,000 and 8,000 anti-dilutive shares, respectively.

3.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Three Months Ended March 31, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Balance, January 1, 2013, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive loss (income):
Other comprehensive (loss) gain before reclassifications	(4,827)	(398)	—	—	(5,225)
Reclassified from accumulated other comprehensive income	(4,365)	42	(11)	643	(3,691)
Income tax benefit	3,217	125	4	(225)	3,121
Net current-period other comprehensive loss, net of tax	(5,975)	(231)	(7)	418	(5,795)
Balance, March 31, 2013, net of tax	$24,525	$(1,371)	$241	$(26,252)	$(2,857)

	Three Months Ended March 31, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Balance, January 1, 2012, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive loss (income):
Other comprehensive (loss) gain before reclassifications	(4,904)	159	—	—	(4,745)
Reclassified from accumulated other comprehensive income	(5,972)	141	(10)	499	(5,342)
Income tax benefit	3,807	(105)	4	(175)	3,531
Net current-period other comprehensive loss, net of tax	(7,069)	195	(6)	324	(6,556)
Balance, March 31, 2012, net of tax	$30,202	$(1,382)	$270	$(20,925)	$8,165

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Unrealized holding gains arising during period:
Realized gain on sale of securities (1)	$4,365	$5,972
Impairment losses (2)	(42)	(141)
Total before tax	4,323	5,831
Tax expense	(1,513)	(2,041)
Net of tax	$2,810	$3,790

Amortization of defined benefit pension items:
Net loss (3)	$(643)	$(499)
Prior service credit (3)	11	10
Total before tax	(632)	(489)
Tax expense	221	171
Net of tax	$(411)	$(318)
Total reclassifications for the period, net of tax	$2,399	$3,472

(1) Listed as Gain on sale of securities available for sale on the Statements of Income.
(2) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 7 - Employee Benefit Plans.”

4.     Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities as of March 31, 2013 and December 31, 2012, are reflected in the tables below (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE:			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$39,215	$—	$—	$499	$38,716
State and Political Subdivisions	612,367	22,317	—	1,451	633,233
Other Stocks and Bonds	15,767	188	2,110	—	13,845
Mortgage-backed Securities: (1)
Residential	654,539	17,730	—	568	671,701
Commercial	233,254	673	—	521	233,406
Total	$1,555,142	$40,908	$2,110	$3,039	$1,590,901

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,008	$149	$—	$—	$1,157
Mortgage-backed Securities: (1)
Residential	186,966	7,074	—	18	194,022
Commercial	47,279	58	—	152	47,185
Total	$235,253	$7,281	$—	$170	$242,364

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE:			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities: (1)
Residential	789,356	18,003	—	999	806,360
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities: (1)
Residential	245,538	8,770	—	47	254,261
Total	$246,547	$8,898	$—	$47	$255,398

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Securities carried at fair value through income were as follows (in thousands):

	At March 31,	At December 31,	At December 31,
	2013	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$30,413
Government-Sponsored Enterprises	—	—	617,346
Total	$—	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net (loss) gain on sales transactions	$—	$(485)
Net mark-to-market gains	—	—
Net (loss) gain on securities carried at fair value through income	$—	$(485)

The following table represents the unrealized loss on securities for the three months ended March 31, 2013 and year ended December 31, 2012 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2013:
Available for Sale
U.S. Government Agency Debentures	$38,716	$499	$—	$—	$38,716	$499
State and Political Subdivisions	178,946	1,426	571	25	179,517	1,451
Other Stocks and Bonds	—	—	592	2,110	592	2,110
Mortgage-backed Securities	258,567	1,071	2,323	18	260,890	1,089
Total	$476,229	$2,996	$3,486	$2,153	$479,715	$5,149
Held to Maturity
Mortgage-backed Securities	$38,276	$170	$—	$—	$38,276	$170
Total	$38,276	$170	$—	$—	$38,276	$170
As of December 31, 2012:
Available for Sale
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
Held to Maturity
Mortgage-backed Securities	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

When it is determined that a decline in fair value of Held to Maturity (“HTM”) and Available for Sale (“AFS”) securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion .  In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of illiquidity and credit impairment.  At March 31, 2013, we have in AFS Other Stocks and Bonds, $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2013 for the TRUPs is approximately $592,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2013 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2013.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.3 million at March 31, 2013 and December 31, 2012. The noncredit charge to other comprehensive income was estimated at $2.1 million and $1.8 million at March 31, 2013 and December 31, 2012, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  There was no write-down recognized in earnings during 2011 but there was an additional write-down of the TRUPs recognized in earnings in the amount of approximately $181,000 during 2012. For the three months ended March 31, 2013 and 2012, the additional write-down recognized in earnings was approximately $42,000 and $141,000, respectively. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2013.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at March 31, 2013 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,298	$702	$65	C1	Ca
2	2,000	550	1,450	309	B1	C
3	2,000	1,450	550	218	B2	C
	$6,000	$3,298	$2,702	$592

The following tables present a roll forward of the credit losses recognized in earnings, on AFS debt securities
(in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	42	141
Balance, end of period	$3,298	$3,216

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
U.S. Treasury	$17	$—
U.S. Government Agency Debentures	212	—
State and Political Subdivisions	4,048	2,674
Other Stocks and Bonds	45	24
Mortgage-backed Securities	3,936	12,163
Total interest income on securities	$8,258	$14,861

There were no securities transferred from AFS to HTM during the three months ended March 31, 2013 or 2012.  There were no sales from the HTM portfolio during the three months ended March 31, 2013 or 2012.  There were $235.3 million and $246.5 million of securities classified as HTM at March 31, 2013 and December 31, 2012, respectively.

Of the $4.4 million in net securities gains from the AFS portfolio for the three months ended March 31, 2013, there were $5.5 million in realized gains and approximately $1.1 million in realized losses.  Of the $6.0 million in net securities gains from the AFS portfolio for the three months ended March 31, 2012, there were $6.0 million in realized gains and approximately $3,000 in realized losses.

The amortized cost and fair value of securities at March 31, 2013, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2013
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$3,161	$3,174
Due after one year through five years	29,694	30,248
Due after five years through ten years	142,304	145,638
Due after ten years	492,190	506,734
	667,349	685,794
Mortgage-backed securities	887,793	905,107
Total	$1,555,142	$1,590,901

	March 31, 2013
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,008	1,157
	1,008	1,157
Mortgage-backed securities	234,245	241,207
Total	$235,253	$242,364

Investment and mortgage-backed securities with book values of $934.5 million and $945.7 million were pledged as of March 31, 2013 and December 31, 2012, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2013	December 31, 2012
Real Estate Loans:
Construction	$119,326	$113,744
1-4 Family residential	376,421	368,845
Other	242,571	236,760
Commercial loans	160,831	160,058
Municipal loans	215,869	220,947
Loans to individuals	166,629	162,623
Total loans	1,281,647	1,262,977
Less: Allowance for loan losses	18,542	20,585
Net loans	$1,263,105	$1,242,392

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  Previously, a review of data for one year was used to establish a general reserve. Beginning in the fourth quarter of 2012, an average three-year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Management feels this change in methodology is appropriate to accurately estimate the bank's inherent losses in the current fragile economic climate. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

New pools purchased are reserved following the expiration of their respective recourse period at their estimated annual loss. Additionally, we use data mining measures to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

Credit Quality Indicators

We categorize loans into risk categories on an ongoing basis, based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We use the following definitions for risk ratings:

•
Satisfactory (Rating 1 – 4) – This rating is assigned to all satisfactory loans.  This category, by definition, should consist of acceptable credit.  Credit and collateral exceptions should not be present, although their presence would not necessarily prohibit a loan from being rated Satisfactory, if deficiencies are in process of correction.  These loans will not be included in the Watch List.

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

Loans that are accruing and not considered troubled debt restructurings ("TDR") are reserved for as a group of similar type credits and included in the general portion of the allowance for loan losses.

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following tables detail activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(125)	167	(247)	(290)	(12)	1,344	(345)	492
Loans charged off	—	(228)	(46)	(71)	—	(2,807)	—	(3,152)
Recoveries of loans charged off	17	4	5	50	—	541	—	617
Balance at end of period	$2,247	$3,488	$2,002	$2,847	$621	$6,451	$886	$18,542

	Three Months Ended March 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	49	339	12	355	(11)	2,311	(3)	3,052
Loans charged off	(8)	(11)	—	(88)	—	(2,123)	—	(2,230)
Recoveries of loans charged off	21	5	2	198	—	486	—	712
Balance at end of period	$2,682	$2,290	$3,065	$3,342	$608	$6,918	$1,169	$20,074

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion (in thousands):

	As of March 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$81	$216	$147	$492	$—	$131	$—	$1,067
Ending balance – collectively evaluated for impairment	2,166	3,272	1,855	2,355	621	6,320	886	17,475
Balance at end of period	$2,247	$3,488	$2,002	$2,847	$621	$6,451	$886	$18,542

	As of December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$200	$222	$243	$631	$—	$175	$—	$1,471
Ending balance – collectively evaluated for impairment	2,155	3,323	2,047	2,527	633	7,198	1,231	19,114
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$5	$26
Provision (reversal) for losses on unfunded loan commitments	—	—
Balance at end of period	$5	$26

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
March 31, 2013	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,547	$3,236	$2,005	$2,001	$—	$464	$9,253
Loans collectively evaluated for impairment	117,779	373,185	240,566	158,830	215,869	166,165	1,272,394
Total ending loan balance	$119,326	$376,421	$242,571	$160,831	$215,869	$166,629	$1,281,647

	Real Estate
December 31, 2012	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,465	$2,799	$2,613	$2,043	$—	$594	$10,514
Loans collectively evaluated for impairment	111,279	366,046	234,147	158,015	220,947	162,029	1,252,463
Total ending loan balance	$113,744	$368,845	$236,760	$160,058	$220,947	$162,623	$1,262,977

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

March 31, 2013	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$112,100	$—	$3,654	$3,502	$70	$—	$119,326
1-4 Family residential	366,677	1,776	1,491	5,380	1,097	—	376,421
Other	231,700	2,663	5,024	3,076	108	—	242,571
Commercial loans	154,549	894	12	4,561	815	—	160,831
Municipal loans	215,514	—	—	355	—	—	215,869
Loans to individuals	165,629	69	4	617	304	6	166,629
Total	$1,246,169	$5,402	$10,185	$17,491	$2,394	$6	$1,281,647

December 31, 2012	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$106,091	$—	$3,637	$3,941	$75	$—	$113,744
1-4 Family residential	360,282	1,805	170	5,711	877	—	368,845
Other	226,394	2,721	4,073	3,319	253	—	236,760
Commercial loans	153,774	731	—	4,690	863	—	160,058
Municipal loans	220,388	204	—	355	—	—	220,947
Loans to individuals	161,458	27	4	723	393	18	162,623
Total	$1,228,387	$5,488	$7,884	$18,739	$2,461	$18	$1,262,977

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2013	At December 31, 2012
Nonaccrual loans	$8,570	$10,314
Accruing loans past due more than 90 days	2	15
Restructured loans	3,317	2,998
Other real estate owned	584	686
Repossessed assets	108	704
Total Nonperforming Assets	$12,581	$14,717

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	March 31, 2013		December 31, 2012
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$1,505	$—	$2,416	$—
1-4 Family residential	2,155	—	2,001	—
Other	776	—	1,357	—
Commercial loans	1,738	—	1,812	—
Loans to individuals	2,396	2	2,728	15
Total	$8,570	$2	$10,314	$15

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$352	$—	$1,505	$1,857	$117,469	$119,326
1-4 Family residential	4,913	127	2,155	7,195	369,226	376,421
Other	634	11	776	1,421	241,150	242,571
Commercial loans	785	34	1,738	2,557	158,274	160,831
Municipal loans	355	—	—	355	215,514	215,869
Loans to individuals	4,122	578	2,398	7,098	159,531	166,629
Total	$11,161	$750	$8,572	$20,483	$1,261,164	$1,281,647

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$1,589	$—	$2,416	$4,005	$109,739	$113,744
1-4 Family residential	4,450	977	2,001	7,428	361,417	368,845
Other	1,639	273	1,357	3,269	233,491	236,760
Commercial loans	769	175	1,812	2,756	157,302	160,058
Municipal loans	709	—	—	709	220,238	220,947
Loans to individuals	5,908	1,191	2,743	9,842	152,781	162,623
Total	$15,064	$2,616	$10,329	$28,009	$1,234,968	$1,262,977

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	Three Months Ended
	March 31, 2013			March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$2,194	$—	$40	$3,793	$3	$68
1-4 Family residential	3,034	8	35	2,799	28	43
Other	2,379	11	36	1,534	7	31
Commercial loans	2,050	2	30	1,922	1	27
Loans to individuals	3,379	64	179	3,105	31	88
Total	$13,036	$85	$320	$13,153	$70	$257

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,602	$—	$1,547	$1,547	$81
1-4 Family residential	3,392	—	3,236	3,236	216
Other	2,490	—	2,005	2,005	147
Commercial loans	2,202	—	2,001	2,001	492
Loans to individuals	3,313	—	3,066	3,066	1,400
Total	$13,999	$—	$11,855	$11,855	$2,336

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,716	$—	$2,465	$2,465	$200
1-4 Family residential	2,907	—	2,799	2,799	222
Other	3,133	—	2,613	2,613	243
Commercial loans	2,215	—	2,043	2,043	630
Loans to individuals	3,626	1	3,359	3,360	1,428
Total	$15,597	$1	$13,279	$13,280	$2,723

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated. Loans are charged off when deemed uncollectible. Loans are written down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  We reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs.

The following tables set forth the Recorded Investment in Loans Modified for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2013
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$42	$—	$—	$—	$42	1
1-4 Family residential	365	—	—	—	365	4
Commercial loans	295	—	—	23	318	4
Loans to individuals	—	—	—	6	6	9
Total	$702	$—	$—	$29	$731	18

	Three Months Ended March 31, 2012
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family residential	$228	$38	$—	$—	$266	3
Commercial loans	221	46	—	—	267	3
Loans to individuals	4	—	8	2	14	5
Total	$453	$84	$8	$2	$547	11

(1)	These modifications include more than one of the following-extension of the amortization period, lowering interest rate and principal forgiveness.

The majority of loans restructured as TDRs during the three months ended March 31, 2013 and March 31, 2012 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2013 and March 31, 2012 were insignificant. The loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2013, one loan classified as “Real Estate - Other” modified as an extension of terms totaling $83,000 was in payment default. This default did not significantly impact the determination of the allowance for loan loss. For the three months ended March 31, 2012, there were no defaults on loans that were modified as TDRs.
At March 31, 2013 and March 31, 2012, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

6.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
FHLB Advances (1)	$389,804	$369,097

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$450,115	$429,408

(1)	At March 31, 2013, the weighted average cost of these advances was 1.52%. Long-term FHLB Advances have maturities ranging from June 2014 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.2236% through June 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.6015% through April 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.5301% through June 16, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0881% through May 22, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised. During the three months ended March 31, 2013, the remaining $50 million par of long-term advance commitments expired unexercised.  For the three months ended March 31, 2012, we recorded impairment charges of $472,000 in our income statement.  At December 31, 2012, the FHLB advance option fees were fully impaired. At March 31, 2013, there were no remaining FHLB advance option fees recorded on our balance sheet.

7.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2013		2012
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Service cost	$556	$51	$465	$50
Interest cost	785	99	763	99
Expected return on assets	(1,198)	—	(1,029)	—
Net loss recognition	545	98	415	84
Prior service credit amortization	(11)	—	(10)	—
Net periodic benefit cost	$677	$248	$604	$233

Employer Contributions.  As of March 31, 2013, contributions of $5.0 million and $20,000 have been made to our defined benefit and restoration plans, respectively. We do not expect further contributions to the defined benefit plan during 2013.

8.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,276,283 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers.  During the first three months of 2013 and 2012, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.

As of March 31, 2013, there were 357,509 unvested awards outstanding.  For the three months ended March 31, 2013, there was share-based compensation expense of $207,000 and income tax benefit relating to the stock compensation expense of $72,000. As of March 31, 2012, there were 188,377 unvested awards outstanding.  There was share-based compensation expense and income tax benefit for the three months ended March 31, 2012, of $39,000 and $14,000, respectively.

As of March 31, 2013 and 2012, there was $2.0 million and $1.0 million of unrecognized compensation cost related to the unvested awards outstanding, respectively. The remaining cost is expected to be recognized over a weighted-average period of 2.68 years.

The NQSOs have contractual terms of 10 years and vest in equal annual installments over three- and four-year periods.

The fair value of each RSU is the ending stock price on the date of grant.  The RSUs vest in equal annual installments over three- and four-year periods.

Each award is evidenced by an award agreement that specifies the exercise price, if applicable, the duration of the award, the number of shares to which the award pertains, and such other provisions as the Board determines.

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the three months ended March 31, 2013, no shares were issued. For the three months ended March 31, 2012, 1,716 shares were issued in connection with stock compensation awards from available authorized shares.

There was no activity in our share-based plan for the three months ended March 31, 2013. The following table presents our RSUs and NQSOs outstanding as of March 31, 2013.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, March 31, 2013	867,057	50,178	$18.93	349,685	$18.82	$5.45

Other information regarding options outstanding and exercisable as of March 31, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$17.41	-	19.94	349,685	$18.82	8.83	42,354	$17.41
Total			349,685	$18.82	8.83	42,354	$17.41

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $417,000 and $110,000 at March 31, 2013, respectively.

There were no stock options exercised during the three months ended March 31, 2013. The total intrinsic value and cash received related to stock options exercised during the three months ended March 31, 2012, was $18,000 and $16,000, respectively. There was no tax benefit realized related to the stock options exercised during the three months ended March 31, 2012.

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

Securities Available for Sale – U.S. Treasury securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Securities Carried at Fair Value through Income – U.S. Treasury securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

We review the prices quarterly supplied by the independent pricing services for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In addition, we obtain an understanding of their underlying pricing methodologies and their Statement on Standards for Attestation Engagements-Reporting on Controls of a Service Organization (“SSAE 16”).  We validate prices supplied by the independent pricing services by comparison to prices obtained from, two and in some cases, three additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At March 31, 2013 and December 31, 2012, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2013 and December 31, 2012, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Three Months Ended March 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$38,716	$—	$38,716	$—	$—
State and Political Subdivisions	633,233	—	633,233	—	—
Other Stocks and Bonds	13,845	—	13,253	592	(42)
Mortgage-backed Securities: (1)
Residential	671,701	—	671,701	—	—
Commercial	233,406	—	233,406	—	—
Total recurring fair value measurements	$1,590,901	$—	$1,590,309	$592	$(42)

Nonrecurring fair value measurements
Foreclosed assets (2)	$692	$—	$—	$692	$(234)
Impaired loans (3)	9,519	—	—	9,519	(55)
Total nonrecurring fair value measurements	$10,211	$—	$—	$10,211	$(289)

	At or For the Year Ended December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$60,863	$—	$60,863	$—	$—
State and Political Subdivisions	545,688	—	545,688	—	—
Other Stocks and Bonds	11,156	—	10,166	990	(181)
Mortgage-backed Securities: (1)
Residential	806,360	—	806,360	—	—
Total recurring fair value measurements	$1,424,067	$—	$1,423,077	$990	$(181)

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,390	$—	$—	$1,390	$(752)
Impaired loans (3)	10,557	—	—	10,557	(81)
Total nonrecurring fair value measurements	$11,947	$—	$—	$11,947	$(833)

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(3)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2013	2012
Other Stocks and Bonds
Balance at Beginning of Period	$990	$499

Total gains or losses (realized/unrealized):
Included in earnings	(42)	(141)
Included in other comprehensive income (loss)	(356)	300
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$592	$658

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(42)	$(141)

The following table presents income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the period presented for recurring Level 3 assets, as shown in the previous tables (in thousands):

	Three Months Ended March 31, 2013
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment securities:
Other stocks and bonds	$—	$—	$(42)	$—	$(42)	$—

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of March 31, 2013.  No liabilities were recorded as Level 3 at March 31, 2013 (in thousands):

Securities Available for Sale Investment securities:	As of March 31, 2013
	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
Other stocks and bonds	$592	Discounted Cash Flows	Constant prepayment rate	1% - 2

			Discount Rate	Libor + 14% - 15

			Loss Severity	25% - 100

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

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2013, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income mortgage-backed securities with embedded derivatives and those purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At March 31, 2013 and 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $485,000 for the three months ended March 31, 2012.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
March 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$55,118	$55,118	$55,118	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,008	1,157	—	1,157	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	234,245	241,207	—	241,207	—
FHLB stock and other investments, at cost	27,479	27,479	—	27,479	—
Loans, net of allowance for loan losses	1,263,105	1,274,552	—	—	1,274,552
Loans held for sale	3,138	3,138	—	3,138	—
Financial Liabilities:
Retail deposits	$2,337,237	$2,338,788	$—	$2,338,788	$—
Federal funds purchased and repurchase agreements	857	857	—	857	—
FHLB advances	552,963	551,156	—	551,156	—
Long-term debt	60,311	43,563	—	43,563	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at March 31, 2013 or December 31, 2012.

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

We had outstanding unused commitments to extend credit of $141.6 million and $132.8 million at March 31, 2013 and December 31, 2012, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at March 31, 2013 and December 31, 2012 were $13.1 million and $13.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.7 million and $5.6 million at March 31, 2013 and December 31, 2012, respectively.

The scheduled maturities of unused commitments were as follows (in thousands):

	At March 31, 2013	At December 31, 2012
Unused commitments:
Due in one year or less	$93,542	$84,756
Due after one year	48,107	48,061
Total	$141,649	$132,817

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

Securities. In the normal course of business we buy and sell securities.  There were $71.8 million and $10.0 million of unsettled trades to purchase at March 31, 2013 and December 31, 2012, respectively.  There were $1.9 million of unsettled trades to sell securities at March 31, 2013. There were no unsettled trades to sell securities as of December 31, 2012.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2013 or December 31, 2012.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.

We reported a decrease in net income for the three months ended March 31, 2013 compared to the same period in 2012.  Net income to Southside Bancshares, Inc. for the three months ended March 31, 2013 was $8.5 million compared to $10.1 million for the same period in 2012.

Forward Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective,” “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality, and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

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

Impact of Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although some of its provisions apply to companies that are significantly larger than us. The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing many of its provisions. Regulatory agencies are still in the process of issuing regulations, rules and reporting requirements as mandated by the Dodd-Frank Act.  The effect of the Dodd-Frank Act on us and the financial services industry as a whole will continue to be clarified as further regulations are issued.  Major elements of the Dodd-Frank Act include:

•
A permanent increase in deposit insurance coverage to $250,000 per account, and an increase in the minimum Deposit Insurance Fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

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

As of March 31, 2013, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was appropriate to cover probable losses in the portfolio.

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 5– Loans and Allowance for Probable Loan Losses” of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

At September 30, 2008 and continuing at March 31, 2013, the valuation inputs for our available for sale ("AFS") trust preferred securities ("TRUPs") became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  We continue to rely on nonbinding prices compiled by third party vendors which we have verified to be an appropriate measure of fair value. However, the significant illiquidity in this market results in a fair value not clearly based on observable market data but rather a range of fair value data points from the market place. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity ("HTM") are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At March 31, 2013, we have in AFS Other Stocks and Bonds $2.7 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2013, for the TRUPs is approximately $592,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2013, with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2013.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have estimated the credit component at $3.3 million at March 31, 2013, and at December 31, 2012.  The noncredit charge to other comprehensive income was estimated at $2.1 million and $1.8 million at March 31, 2013, and December 31, 2012, respectively.  The carrying amount of the TRUPs was written down with $42,000 recognized in earnings for the three months ended March 31, 2013, and $181,000 during the year ended December 31, 2012. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2013.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2012.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2013, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.08%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased. During the three months ended March 31, 2013, the remaining $50 million par of long-term commitments expired unexercised.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2013, and December 31, 2012, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our annual report on Form 10-K for the year ended December 31, 2012, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The current low interest rate environment and investment and economic landscape make it unlikely that we will experience significant asset growth driven by an increase in the securities portfolio until one or more of these conditions change.

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

The three months ended March 31, 2013, was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio. We also strategically increased the securities portfolio approximately $155 million during the first quarter with most of the increase occurring during the latter half of the quarter as interest rates were increasing. During the three months ended March 31, 2013, interest rates remained relatively low and prepayments on our mortgage-backed securities remained fast, so we sold mortgage-backed securities (“MBS”) with fast prepayments where the risk reward associated with continuing to hold those securities was not favorable. In addition, we sold long duration, lower coupon municipal securities. The sale of these securities resulted in a gain on the sale of available for sale securities of $4.4 million during the three months ended March 31, 2013.  Purchases included 5.00% coupon general market municipal securities and shorter duration bank qualified municipal securities. MBS purchases included U.S. Agency Commercial MBS with maturities less than ten years and short duration U.S. Agency MBS at lower premiums that created a favorable risk reward scenario. At March 31, 2013, total unamortized premium for our MBS decreased to approximately $41 million from approximately $87 million at March 31, 2012.  Our investment securities and U.S. agency mortgage-backed securities increased from $1.67 billion at December 31, 2012 to $1.83 billion at March 31, 2013.  The average coupon of the mortgage-backed securities portfolio decreased to 4.35% at March 31, 2013 from 5.11% at December 31, 2012. At March 31, 2013, securities as a percentage of assets increased to 55.1% as compared to 51.6% at December 31, 2012, primarily as a result of the strategic increase in the securities portfolio during the quarter.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet. Given the current low interest rate environment, our portfolio decisions reflect our significant focus on interest rate risk. We will continue to manage the balance sheet with the knowledge that at some point we are likely to transition to a higher interest rate environment.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.  Our FHLB borrowings at March 31, 2013, increased 6.3%, or $32.9 million, to $553.0 million from $520.1 million at December 31, 2012 primarily as a result of an increase in the securities portfolio.  During the first quarter of 2013, $66.8 million of FHLB advances with an average cost of 3.63% matured. We will realize the full benefit of this reduction in interest cost beginning in the second quarter. On April 15, 2013, we prepaid $66.2 million of FHLB advances with an average rate of 4.03%. This represented all of our higher priced advances maturing through October 2013. We paid a prepayment fee of $604,000 which will be offset by gains on available for sale securities with yields below the cost of these advances. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. During 2010 and 2011, we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  During the three months ended March 31, 2013, the remaining $50 million par of long-term commitments expired unexercised.  As of March 31, 2013, we had $19.5 million in brokered CDs of which all were long-term.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Overall growth in deposits, not including brokered CDs, combined with an increase in wholesale funding resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 24.7% at March 31, 2013, from 24.2% at March 31, 2012 and 23.1% at December 31, 2012.

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

Net interest income for the three months ended March 31, 2013 was $20.9 million, a decrease of $3.1 million, or 12.8%, compared to the same period in 2012.

During the three months ended March 31, 2013, total interest income decreased $5.7 million, or 17.9%, to $26.0 million compared to $31.7 million for the same period in 2012.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.56% for the three months ended March 31, 2012 to 3.89% for the three months ended March 31, 2013 which more than offset the increase in average interest earning assets of $6.5 million, or 0.2%, from $3.00 billion to $3.01 billion.  Total interest expense decreased $2.6 million, or 33.9%, to $5.1 million during the three months ended March 31, 2013 as compared to $7.7 million during the same period in 2012.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2013, to 0.87% from 1.30% for the same period in 2012, and the decrease in average interest bearing liabilities of $23.8 million, or 1.0%, from $2.39 billion for the three months ended March 31, 2012 to $2.37 billion for the same period in 2013.

During the three months ended March 31, 2013, average loans increased $157.7 million, or 14.2%, compared to the same period in 2012.  1-4 Family Residential loans represent a large part of this increase.  The average yield on loans decreased from 6.41% for the three months ended March 31, 2012 to 5.96% for the three months ended March 31, 2013.  The increase in interest income on loans of $895,000, or 5.3%, to $17.7 million for the three months ended March 31, 2013, when compared to $16.8 million for the same period in 2012 was the result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans was due to overall lower interest rates.

Average investment and mortgage-backed securities decreased $190.0 million, or 10.4%, from $1.83 billion to $1.64 billion, for the three months ended March 31, 2013 when compared to the same period in 2012.  At March 31, 2013, most of our mortgage-backed securities were fixed rate securities and approximately seven percent were variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 2.49% during the three months ended March 31, 2013, from 3.55% during the same period in 2012.  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities combined with the purchase of new securities in an overall lower interest rate environment due to the decrease in the average interest rates during 2013.  Interest income on investment and mortgage-backed securities decreased $6.6 million during the three months ended March 31, 2013, or 44.4%, compared to the same period in 2012 due to a decrease in the average yield and average balance.

Average FHLB stock and other investments decreased $7.0 million, or 20.6%, to $26.9 million, for the three months ended March 31, 2013, when compared to $33.9 million for the same period in 2012 due to a decrease in average FHLB advances during 2013 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $14,000, or 17.7%, during the three months ended March 31, 2013, when compared to the same period in 2012 due to a decrease in the average balance which more than offset the increase in the average yield from 0.94% for the three months ended March 31, 2012 compared to 0.98% for the same period in 2013.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits increased $45.2 million, or 212.5%, to $66.5 million, for the three months ended March 31, 2013, when compared to $21.3 million for the same period in 2012.  Interest income from interest earning deposits increased $37,000, or 616.7%, for the three months ended March 31, 2013, when compared to the same period in 2012, as a result of the increase in the average balance and the average yield from 0.11% in 2012 to 0.26% in 2013.

During the three months ended March 31, 2013, our average loans increased while our average securities decreased compared to the same period in 2012.  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets as average securities decreased to 55.6% during the three months ended March 31, 2013, compared to 62.2% during the same period in 2012. Average loans increased to 42.2% of average total interest earning assets and other interest earning asset categories averaged 2.2% for the three months ended March 31, 2013.  During 2012, the comparable mix was 37.1% in loans and 0.7% in the other interest earning asset categories.

Total interest expense decreased $2.6 million, or 33.9%, to $5.1 million during the three months ended March 31, 2013, as compared to $7.7 million during the same period in 2012.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.30% for the three months ended March 31, 2012 to 0.87% for the three months ended March 31, 2013, and a decrease in average interest bearing liabilities during this same period.  The decrease in average interest bearing liabilities of $23.8 million, or 1.0%, included a decrease in interest bearing deposits of $21.4 million, or 1.2%, a decrease in short-term interest bearing liabilities of $102.4 million, or 39.9%, and an increase in long-term FHLB advances of $100.1 million, or 37.3%.

Average interest bearing deposits decreased $21.4 million, or 1.2%, from $1.81 billion to $1.79 billion, and the average rate paid decreased from 0.75% for the three months ended March 31, 2012 to 0.47% for the three months ended March 31, 2013.  Average time deposits decreased $238.9 million, or 27.7%, from $861.1 million to $622.2 million and the average rate paid decreased to 0.76% for the three months ended March 31, 2013 as compared to 1.16% for the same period in 2012.  Average interest bearing demand deposits increased $205.8 million, or 24.1%, while the average rate paid decreased to 0.33% for the three months ended March 31, 2013 as compared to 0.41% for the same period in 2012.  Average savings deposits increased $11.7 million, or 12.6%, while the average rate paid decreased to 0.14% for the three months ended March 31, 2013 as compared to 0.16% for the same period in 2012.  Interest expense for interest bearing deposits for the three months ended March 31, 2013, decreased $1.3 million, or 39.0%, when compared to the same period in 2012 due to the decrease in the average yield and the average balance.  Average noninterest bearing demand deposits increased $9.7 million, or 1.8%, during the three months ended March 31, 2013.  The latter three categories, which are considered the lowest cost deposits, comprised 73.3% of total average deposits during the three months ended March 31, 2013 compared to 63.2% during the same period in 2012.  The decrease in our average total deposits is primarily the result of a decrease in brokered CDs partially offset by deposit growth due to branch expansion and continued market penetration.

All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  When we utilize long-term callable brokered CDs it is because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At March 31, 2013 and December 31, 2012, we had $19.5 million in brokered CDs that represented 0.8% of deposits. At March 31, 2013 and December 31, 2012, all of the brokered CDs had maturities of less than five years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling our brokered CDs and replacing them with long-term FHLB advances which has allowed us to both extend the maturities and lower the funding costs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $154.3 million, a decrease of $102.4 million, or 39.9%, for the three months ended March 31, 2013 when compared to the same period in 2012.  Interest expense associated with short-term interest bearing liabilities decreased $342,000, or 21.5%, while the average rate paid increased 80 basis points to 3.29% for the three months ended March 31, 2013, when compared to 2.49% for the same period in 2012, as we purchased less short-term advances during the first quarter of 2013 when compared to the same period in 2012.

Average long-term interest bearing liabilities consisting of FHLB advances increased $100.1 million, or 37.3%, during the three months ended March 31, 2013 to $368.0 million as compared to $267.9 million for the three months ended March 31, 2012.  Interest expense associated with long-term FHLB advances decreased $484,000, or 25.4%, and the average rate paid decreased 130 basis points for the three months ended March 31, 2013 when compared to the same period in 2012.  The increase in the average long-term FHLB advances is due primarily to the increase in the purchase of long-term advances during the twelve months ended March 31, 2013, when compared to the same period in 2012. In addition, as $50 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were obtained.  During 2010 and 2011, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the three months ended March 31, 2013, the remaining $50 million par of long-term commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million.  During 2012, the value of the FHLB advance option fees became further impaired resulting in a total charge of $2.03 million in 2012 which resulted in the FHLB advance option fees being fully impaired and completely written down.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three months ended March 31, 2013 and 2012.  Interest expense associated with long-term debt decreased $468,000, or 56.4%, to $362,000 for the three months ended March 31, 2013, when compared to $830,000 for the same period in 2012, as a result of a decrease in the average yield of 311 basis points during the three months ended March 31, 2013 when compared to the same period in 2012.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) (unaudited) Three Months Ended
	March 31, 2013			March 31, 2012
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,267,371	$18,628	5.96%	$1,109,652	$17,690	6.41%
Loans Held For Sale	2,266	16	2.86%	1,706	17	4.01%
Securities:
Investment Securities (Taxable)(4)	90,231	364	1.64%	4,674	31	2.67%
Investment Securities (Tax-Exempt)(3)(4)	513,094	5,804	4.59%	249,405	3,990	6.43%
Mortgage-backed and Related Securities (4)	1,039,671	3,936	1.54%	1,578,892	12,163	3.10%
Total Securities	1,642,996	10,104	2.49%	1,832,971	16,184	3.55%
FHLB stock and other investments, at cost	26,912	65	0.98%	33,905	79	0.94%
Interest Earning Deposits	66,487	43	0.26%	21,275	6	0.11%
Total Interest Earning Assets	3,006,032	28,856	3.89%	2,999,509	33,976	4.56%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	48,660			42,895
Bank Premises and Equipment	50,128			50,593
Other Assets	129,731			169,151
Less: Allowance for Loan Loss	(20,003)			(19,057)
Total Assets	$3,214,548			$3,243,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$104,420	36	0.14%	$92,767	37	0.16%
Time Deposits	622,244	1,162	0.76%	861,133	2,477	1.16%
Interest Bearing Demand Deposits	1,061,190	872	0.33%	855,379	881	0.41%
Total Interest Bearing Deposits	1,787,854	2,070	0.47%	1,809,279	3,395	0.75%
Short-term Interest Bearing Liabilities	154,291	1,250	3.29%	256,701	1,592	2.49%
Long-term Interest Bearing Liabilities – FHLB Dallas	368,003	1,419	1.56%	267,935	1,903	2.86%
Long-term Debt (5)	60,311	362	2.43%	60,311	830	5.54%
Total Interest Bearing Liabilities	2,370,459	5,101	0.87%	2,394,226	7,720	1.30%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	538,697			528,956
Other Liabilities	46,999			54,065
Total Liabilities	2,956,155			2,977,247
SHAREHOLDERS’ EQUITY	258,393			265,844
Total Liabilities and Shareholders’ Equity	$3,214,548			$3,243,091
NET INTEREST INCOME		$23,755			$26,256
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.20%			3.52%
NET INTEREST SPREAD			3.02%			3.26%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $979 and $937 for the three months ended March 31, 2013 and 2012, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $1,846 and $1,323 for the three months ended March 31, 2013 and 2012, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of March 31, 2013 and 2012, loans totaling $8,570 and $11,088, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $10.3 million for the three months ended March 31, 2013, compared to $10.8 million for the same period in 2012, a decrease of $547,000 or 5.1%.  The primary reason for the decrease in noninterest income was due to the decrease in gain on sale of securities available for sale during the three months ended March 31, 2013 when compared to the same period in 2012.  During the three months ended March 31, 2013, we had gains on sale of AFS securities of $4.4 million compared to gains of $6.0 million for the same period in 2012.   The fair value of the AFS securities portfolio at March 31, 2013 was $1.59 billion with a net unrealized gain on that date of $35.8 million.  The net unrealized gain is comprised of $40.9 million in unrealized gains and $5.1 million in unrealized losses.  The fair value of the HTM securities portfolio at March 31, 2013 was $242.4 million with a net unrealized gain on that date of $7.1 million.  The net unrealized gain is comprised of $7.3 million in unrealized gains and approximately $170,000 in unrealized losses.  During the three months ended March 31, 2013, we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the first quarter of 2012, we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $485,000 as of March 31, 2012.  During the quarter ended March 31, 2013, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities.  There can be no assurance that the level of security gains reported during the three months ended March 31, 2013, will continue in future periods.

For the three months ended March 31, 2012, the value of the FHLB advance options fees became further impaired resulting in a $472,000 impairment charge. At March 31, 2012, the carrying value of the FHLB advance option fees on the balance sheet was $1.6 million. At December 31, 2012, the value of the FHLB advance option fees was completely impaired and written down.

Gain on sale of loans increased $188,000, or 143.5%, for the three months ended March 31, 2013, when compared to the same period in 2012.  The increase for the three months ended March 31, 2013 was due primarily to an increase in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income decreased $220,000, or 19.8%, for the three months ended March 31, 2013, when compared to the same period in 2012 as a result of decreases in the fair value of written loan commitments, merchant services income, credit life income, deluxe income and trading income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $20.3 million for the three months ended March 31, 2013, compared to $18.5 million for the same period in 2012, representing an increase of $1.8 million, or 9.7%, for the three months ended March 31, 2013.

Salaries and employee benefits expense increased $1.4 million, or 11.6%, during the three months ended March 31, 2013, when compared to the same period in 2012.  The increase was primarily the result of increases in the number of personnel over the prior year, share-based compensation associated with the 2012 awards, and increased health insurance expense.

Direct salary expense and payroll taxes increased $1.1 million, or 10.7%, during the three months ended March 31, 2013, when compared to the same period in 2012.

Retirement expense, included in salary and benefits, increased $89,000, or 7.9%, for the three months ended March 31, 2013, when compared to the same period in 2012.  The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2013 when compared to 2012.  Specifically, the assumed long-term rate of return was 7.25% and the assumed discount rate decreased to 4.08%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $219,000, or 31.1%, for the three months ended March 31, 2013, when compared to the same period in 2012.  The increase for the three months ended March 31, 2013 is due to increases in total personnel and additional claims cost.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2013.

ATM and debit card expense increased $102,000, or 36.6%, for the three months ended March 31, 2013, when compared to the same period in 2012 due to an increase in processing expenses and a nonrecurring transaction expense of $80,000 due to a vendor billing error.

Supplies increased $91,000, or 57.2%, for the three months ended March 31, 2013, when compared to the same period in 2012 primarily due to a credit recorded in the first three months of 2012 associated with the outsourcing of the purchase and delivery of our supplies.

Telephone and communications increased $45,000, or 11.1%, for the three months ended March 31, 2013, as compared to the same period in 2012 due to bank growth and upgraded systems.

FDIC insurance decreased $49,000, or 10.4%, for the three months ended March 31, 2013, when compared to the same period in 2012, due to a decrease in the FDIC assessment base for the first quarter of 2013 compared to the same period in 2012.

Income Taxes

Pre-tax income for the three months ended March 31, 2013 was $10.4 million compared to $13.2 million, for the same period in 2012.  Income tax expense was $1.9 million, for the three months ended March 31, 2013, compared to $3.1 million, for the three months ended March 31, 2012.  The effective tax rate as a percentage of pre-tax income was 17.9% for the three months ended March 31, 2013, compared to 23.4% for the three months ended March 31, 2012.  The decrease in the effective tax rate and income tax expense for the three months ended March 31, 2013, was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2012. The net deferred assets totaled $6.1 million at March 31, 2013 as compared to $4.1 million at December 31, 2012.

Capital Resources

Our total shareholders' equity at March 31, 2013, was $255.7 million, representing a decrease of 0.8%, or $2.1 million from December 31, 2012 and represented 7.7% of total assets at March 31, 2013 compared to 8.0% of total assets at December 31, 2012.

Increases to our shareholders’ equity consisted of net income of $8.5 million, the issuance of $306,000 in common stock (14,361 shares) through our employee stock and dividend reinvestment plans and $207,000 of stock compensation expense, which was more than offset by decreases in accumulated other comprehensive income of $5.8 million, the repurchase of $1.9 million of common stock, and $3.4 million in cash dividends paid.

On March 28, 2013, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, which is payable on May 9, 2013.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are currently considered Tier 1 capital by the Federal Reserve Board. Under the Dodd-Frank Act, the trust preferred securities would continue to be considered Tier 1 capital, however, under proposed regulations issued for comment by the U.S. Federal bank regulatory agencies and proposing to implement risk-based and leveraged capital requirements consistent with requirements contained in the Basel III Accords, trust preferred securities would be phased out as Tier 1 capital over a period of years.  If the proposed rules are implemented, any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of March 31, 2013, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$312,771	21.64%	$115,604	8.00%	N/A	N/A
Bank Only	$305,532	21.16%	$115,540	8.00%	$144,425	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$294,659	20.39%	$57,802	4.00%	N/A	N/A
Bank Only	$287,420	19.90%	$57,770	4.00%	$86,655	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$294,659	9.35%	$126,016	4.00%	N/A	N/A
Bank Only	$287,420	9.14%	$125,854	4.00%	$157,317	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Return on Average Assets	1.08%	1.26%
Return on Average Shareholders' Equity	13.38	15.34
Dividend Payout Ratio – Basic	41.7	32.1
Dividend Payout Ratio – Diluted	41.7	32.1
Average Shareholders' Equity to Average Total Assets	8.04	8.20

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2013, these investments were 14.8% of total assets as compared with 18.6% for December 31, 2012 and 15.2% for March 31, 2012.  The decrease to 14.8% at March 31, 2013 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2013.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At March 31, 2013, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $244.4 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2012.  There were no substantial changes in these concentrations during the three months ended March 31, 2013.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At March 31, 2013, the SFG loans totaled approximately $78.9 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $18.7 million, or 1.5%, to $1.28 billion at March 31, 2013 from $1.26 billion at December 31, 2012, and increased $140.8 million, or 12.3%, from $1.14 billion at March 31, 2012.  Average loans increased $157.7 million during the three month period ending March 31, 2013, or 14.2%, when compared to the same period in 2012.

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

The following table sets forth loan totals for the periods presented:

	At March 31, 2013	At December 31, 2012	At March 31, 2012
	(in thousands)
Real Estate Loans:
Construction	$119,326	$113,744	$111,924
1-4 Family Residential	376,421	368,845	291,020
Other	242,571	236,760	208,536
Commercial Loans	160,831	160,058	145,730
Municipal Loans	215,869	220,947	206,230
Loans to Individuals	166,629	162,623	177,453
Total Loans	$1,281,647	$1,262,977	$1,140,893

Our 1-4 family residential mortgage loans increased $7.6 million, or 2.1%, to $376.4 million at March 31, 2013 from $368.8 million at December 31, 2012, and $85.4 million, or 29.3%, from $291.0 million at March 31, 2012.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $5.8 million, or 2.5%, to $242.6 million at March 31, 2013 from $236.8 million at December 31, 2012, and $34.0 million, or 16.3%, from $208.5 million at March 31, 2012.

Construction loans increased $5.6 million, or 4.9%, to $119.3 million at March 31, 2013 from $113.7 million at December 31, 2012, and $7.4 million, or 6.6% from $111.9 million at March 31, 2012 due to increased activity in the Austin and Dallas-Fort Worth markets.

Municipal loans decreased $5.1 million, or 2.3%, to $215.9 million at March 31, 2013 from $220.9 million at December 31, 2012, and increased $9.6 million, or 4.7%, from $206.2 million at March 31, 2012.  The first quarter 2013 decrease in municipal loans is due to overall market volatility related to credit markets, including municipal credits.

Commercial loans increased $773,000, or 0.5%, to $160.8 million at March 31, 2013 from $160.1 million at December 31, 2012, and increased $15.1 million, or 10.4% from $145.7 million at March 31, 2012.  The increase in commercial loans is reflective of increased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, increased $4.0 million, or 2.5%, to $166.6 million at March 31, 2013 from $162.6 million at December 31, 2012, and decreased $10.8 million, or 6.1%, from $177.5 million at March 31, 2012.  Most of the increase for the three months ended March 31, 2013 is due to an increase in SFG loans.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  Previously, a review of data for one year was used to establish a general reserve. Beginning in the fourth quarter of 2012, an average three-year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Management feels this change in methodology is appropriate to accurately estimate the bank's inherent losses in the current fragile economic climate. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

New pools purchased are reserved following the expiration of their respective recourse period at their estimated annual loss.  Additionally, we use data mining measures to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.  At March 31, 2013, the unallocated portion of the allowance for loan loss was $886,000, or 0.1%, of loans.

As of March 31, 2013, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three months ended March 31, 2013, loan charge-offs were $3.2 million and recoveries were $617,000, resulting in net charge-offs of $2.5 million.  For the three months ended March 31, 2012, loan charge-offs were $2.2 million and recoveries were $712,000, resulting in net charge-offs of $1.5 million.  The increase in net charge-offs for the three months ended March 31, 2013, was primarily related to economic conditions requiring the write-down of nonperforming loans in the current year.  The necessary provision expense was estimated at $492,000 for the three months ended March 31, 2013, compared to $3.1 million for the comparable period in 2012.  The decrease in provision expense for the three months ended March 31, 2013, compared to the same period in 2012 was primarily a result of the increase in the credit quality of the loans and to a lesser extent, a decrease in nonperforming assets.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a "troubled debt restructuring" if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2013	At December 31, 2012	At March 31, 2012
Nonaccrual loans	$8,570	$10,314	$11,088
Accruing loans past due more than 90 days	2	15	1
Restructured loans	3,317	2,998	2,119
Other real estate owned	584	686	538
Repossessed assets	108	704	163
Total Nonperforming Assets	$12,581	$14,717	$13,909

	At March 31, 2013	At December 31, 2012	At March 31, 2012

Asset Quality Ratios:
Nonaccruing loans to total loans	0.67%	0.82%	0.97%
Allowance for loan losses to nonaccruing loans	216.36	199.58	181.04
Allowance for loan losses to nonperforming assets	147.38	139.87	144.32
Allowance for loan losses to total loans	1.45	1.63	1.76
Nonperforming assets to total assets	0.38	0.45	0.43
Net charge-offs to average loans	0.81	0.74	0.55

Total nonperforming assets at March 31, 2013 were $12.6 million, a decrease of $2.1 million, or 14.5%, from $14.7 million at December 31, 2012 and a decrease of $1.3 million, or 9.5%, from $13.9 million at March 31, 2012.  The decrease in nonperforming assets for the three months ended March 31, 2013 is primarily a result of a decrease in nonaccrual loans.

From December 31, 2012 to March 31, 2013, nonaccrual loans decreased $1.7 million, or 16.9%, to $8.6 million and from March 31, 2012, decreased $2.5 million, or 22.7%.  Of the total nonaccrual loans at March 31, 2013, 25.1% are residential real estate loans, 9.1% are commercial real estate loans, 20.3% are commercial loans, 28.0% are loans to individuals, primarily SFG automobile loans, and 17.5% are construction loans.  Accruing loans past due more than 90 days decreased $13,000, or 86.7%, to $2,000 at March 31, 2013 from $15,000 at December 31, 2012 and from March 31, 2012 increased $1,000, or 100.0%.  Restructured loans increased $319,000, or 10.6%, to $3.3 million at March 31, 2013 from $3.0 million at December 31, 2012 and $1.2 million, or 56.5%, from $2.1 million at March 31, 2012.  OREO decreased $102,000, or 14.9%, to $584,000 at March 31, 2013 from $686,000 at December 31, 2012 and increased $46,000, or 8.6%, from $538,000 at March 31, 2012.  The OREO at March 31, 2013, consisted primarily of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $596,000, or 84.7%, to $108,000 at March 31, 2013 from $704,000 at December 31, 2012 and $55,000, or 33.7%, from $163,000 at March 31, 2012.

Expansion

During October 2012, we made application to our regulators to open a second full service branch in Austin, Texas during the first quarter of 2013. We opened our Austin Westlake branch on Monday, March 11, 2013.

Recent Accounting Pronouncements

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

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the types of market risks we face since December 31, 2012.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 4.17% and 6.44%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.98% and 1.07%, respectively, relative to the base case over the next 12 months.  As of March 31, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 2.86% and 1.90%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.39% and 3.76%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company's management, including the Company's CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at March 31, 2013 such litigation is not material to our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SECURITY REPURCHASES

The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
December 31, 2012	—	$—	—	$2,583,877
January 1, 2013-January 31, 2013	69,900	21.03	69,900	1,113,903
February 1, 2013-February 28, 2013	20,400	21.02	20,400	685,093
March 1, 2013-March 31, 2013	—	—	—	685,093
Total	90,300	$21.03	90,300

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

SOUTHSIDE BANCSHARES, INC.

		BY:	/s/ SAM DAWSON
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 7, 2013

		BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 7, 2013

Exhibit Index

Exhibit Number	Description

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	May 7, 2013	By:	/s/ SAM DAWSON
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	May 7, 2013	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Report”) by Southside Bancshares, Inc. (“Registrant”), each of the undersigned hereby certifies that to his knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

DATE:	May 7, 2013	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

DATE:	May 7, 2013	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer