Form 10-Q
period 2013-06-30
SOUTHSIDE BANCSHARES INC
filed 2013-08-07
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 31, 2013 was 17,866,716 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$45,628	$47,312
Interest earning deposits	4,169	103,318
Total cash and cash equivalents	49,797	150,630
Investment securities:
Available for sale, at estimated fair value	488,321	617,707
Held to maturity, at amortized cost	302,775	1,009
Mortgage-backed and related securities:
Available for sale, at estimated fair value	821,760	806,360
Held to maturity, at amortized cost	240,514	245,538
FHLB stock, at cost	27,153	27,889
Other investments, at cost	2,064	2,064
Loans held for sale	724	3,601
Loans:
Loans	1,293,429	1,262,977
Less: Allowance for loan losses	(18,370)	(20,585)
Net Loans	1,275,059	1,242,392
Premises and equipment, net	50,186	50,075
Goodwill	22,034	22,034
Other intangible assets, net	245	324
Interest receivable	20,883	18,936
Deferred tax asset	20,883	4,120
Unsettled issuances of brokered CDs	11,069	—
Other assets	51,511	44,724
TOTAL ASSETS	$3,384,978	$3,237,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$663,594	$595,093
Interest bearing	1,835,744	1,756,804
Total deposits	2,499,338	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	857	984
FHLB advances	84,882	150,985
Other obligations	219	219
Total short-term obligations	85,958	152,188
Long-term obligations:
FHLB advances	441,808	369,097
Long-term debt	60,311	60,311
Total long-term obligations	502,119	429,408
Unsettled trades to purchase securities	27,814	10,047
Other liabilities	34,316	36,100
TOTAL LIABILITIES	3,149,545	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 20,335,929 shares issued in 2013 and 19,446,187 shares issued in 2012)	25,420	24,308
Paid-in capital	212,648	195,602
Retained earnings	65,219	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(30,162)	2,938
TOTAL SHAREHOLDERS' EQUITY	235,433	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,384,978	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income
Loans	$18,390	$17,526	$36,055	$34,296
Investment securities – taxable	169	20	533	51
Investment securities – tax-exempt	4,877	2,961	8,835	5,628
Mortgage-backed and related securities	4,680	8,872	8,616	21,035
FHLB stock and other investments	34	54	99	133
Other interest earning assets	35	9	78	15
Total interest income	28,185	29,442	54,216	61,158
Interest expense
Deposits	2,001	2,765	4,071	6,160
Short-term obligations	389	1,734	1,639	3,326
Long-term obligations	1,954	2,398	3,735	5,131
Total interest expense	4,344	6,897	9,445	14,617
Net interest income	23,841	22,545	44,771	46,541
Provision for loan losses	2,021	2,174	2,513	5,226
Net interest income after provision for loan losses	21,820	20,371	42,258	41,315
Noninterest income
Deposit services	3,904	3,838	7,657	7,586
Gain on sale of securities available for sale	5,052	3,297	9,417	9,269
Loss on sale of securities carried at fair value through income	—	(13)	—	(498)

Total other-than-temporary impairment losses	—	(21)	(52)	(21)
Portion of loss recognized in other comprehensive income (before taxes)	—	(19)	10	(160)
Net impairment losses recognized in earnings	—	(40)	(42)	(181)

FHLB advance option impairment charges	—	(1,364)	—	(1,836)
Gain on sale of loans	241	298	560	429
Trust income	733	669	1,453	1,346
Bank owned life insurance income	264	254	518	520
Other	953	1,123	1,844	2,234
Total noninterest income	11,147	8,062	21,407	18,869
Noninterest expense
Salaries and employee benefits	13,401	12,142	26,610	23,975
Occupancy expense	1,897	1,851	3,768	3,609
Advertising, travel & entertainment	656	603	1,297	1,207
ATM and debit card expense	303	287	684	566
Director fees	273	273	537	541
Supplies	169	222	419	381
Professional fees	562	612	1,202	1,303
Telephone and communications	384	445	835	851
FDIC insurance	409	414	830	884
FHLB prepayment fees	988	—	988	—
Other	2,124	2,247	4,315	4,301
Total noninterest expense	21,166	19,096	41,485	37,618

Income before income tax expense	11,801	9,337	22,180	22,566
Provision for income tax expense	1,729	1,608	3,583	4,698
Net income	$10,072	$7,729	$18,597	$17,868
Earnings per common share – basic	$0.56	$0.42	$1.04	$0.98
Earnings per common share – diluted	$0.56	$0.42	$1.04	$0.98
Dividends paid per common share	$0.20	$0.20	$0.40	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$10,072	$7,729	$18,597	$17,868
Other comprehensive income (loss):
Unrealized holding (losses) gains on available for sale securities during the period	(37,666)	842	(42,881)	(4,044)
Change in net unrealized gain on securities transferred to held to maturity	(30)	—	(30)	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	40	(10)	181
Reclassification adjustment for gain on sale of available for sale securities, included in net income	(5,052)	(3,297)	(9,417)	(9,269)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	40	42	181
Amortization of net actuarial loss, included in net periodic benefit cost	751	512	1,394	1,011
Amortization of prior service credit, included in net periodic benefit cost	(11)	(12)	(22)	(22)
Other comprehensive loss, before tax	(42,008)	(1,875)	(50,924)	(11,962)
Income tax benefit related to other items of comprehensive income	14,703	656	17,824	4,187
Other comprehensive loss, net of tax	(27,305)	(1,219)	(33,100)	(7,775)
Comprehensive (loss) income	$(17,233)	$6,510	$(14,503)	$10,093

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			17,868			17,868
Other comprehensive loss					(7,775)	(7,775)
Issuance of common stock (30,436 shares)	38	595				633
Stock compensation expense		133				133
Tax benefits of incentive stock options		11				11
Net issuance of common stock under employee stock plans	10	39	(54)			(5)
Cash dividends paid on common stock ($0.38 per share)			(6,436)			(6,436)
Stock dividend declared	1,034	16,425	(17,459)			—
Balance at June 30, 2012	$24,228	$193,994	$66,565	$(28,377)	$6,946	$263,356

Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income			18,597			18,597
Other comprehensive loss					(33,100)	(33,100)
Issuance of common stock (28,529 shares)	35	593				628
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		373				373
Tax benefits related to stock awards		22				22
Net issuance of common stock under employee stock plans	12	63	(62)			13
Cash dividends paid on common stock ($0.40 per share)			(6,964)			(6,964)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at June 30, 2013	$25,420	$212,648	$65,219	$(37,692)	$(30,162)	$235,433

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$18,597	$17,868
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,807	1,778
Amortization of premium	17,636	22,864
Accretion of discount and loan fees	(2,913)	(2,399)
Provision for loan losses	2,513	5,226
Stock compensation expense	373	133
Deferred tax expense (benefit)	1,060	(2,743)
Excess tax benefits from stock-based compensation	(22)	(11)
Loss on sale of securities carried at fair value through income	—	498
Gain on sale of securities available for sale	(9,417)	(9,269)
Net other-than-temporary impairment losses	42	181
FHLB advance option impairment charges	—	1,836
Gain on sale of other real estate owned	(72)	(3)
Net change in:
Interest receivable	(1,947)	1,497
Other assets	(7,117)	27
Interest payable	(481)	(458)
Other liabilities	69	(2,393)
Loans held for sale	2,877	2,105
Net cash provided by operating activities	23,005	36,737

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(115,647)	—
Maturities, calls and principal repayments	118,178	32,331
Securities available for sale:
Purchases	(1,018,900)	(1,213,923)
Sales	612,459	448,725
Maturities, calls and principal repayments	179,203	163,809
Securities carried at fair value through income:
Purchases	—	(57,606)
Sales	—	675,255
Maturities, calls and principal repayments	—	25,279
Proceeds from redemption of FHLB stock	5,242	10,292
Purchases of FHLB stock and other investments	(4,506)	(10,757)
Net increase in loans	(35,355)	(100,529)
Purchases of premises and equipment	(1,918)	(1,433)
Proceeds from sales of premises and equipment	—	—
Proceeds from sales of other real estate owned	461	112
Proceeds from sales of repossessed assets	2,304	2,070
Net cash used in investing activities	(258,479)	(26,375)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2013	2012
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	140,307	198,420
Net decrease in certificates of deposit	(3,947)	(124,695)
Net decrease in federal funds purchased and repurchase agreements	(127)	(997)
Proceeds from FHLB advances	6,792,758	9,133,164
Repayment of FHLB advances	(6,786,150)	(9,147,464)
Excess tax benefits from stock-based awards	22	11
Net issuance of common stock under employee stock plan	13	—
Purchase of common stock	(1,899)	—
Proceeds from the issuance of common stock	628	633
Cash dividends paid	(6,964)	(6,436)
Net cash provided by financing activities	134,641	52,636

Net (decrease) increase in cash and cash equivalents	(100,833)	62,998
Cash and cash equivalents at beginning of period	150,630	43,238
Cash and cash equivalents at end of period	$49,797	$106,236

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$9,925	$15,075
Income taxes paid	$1,600	$9,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$2,555	$2,621
Transfer of available for sale securities to held to maturity securities	$290,136	$—
Adjustment to pension liability	$(1,372)	$(989)
5% stock dividend	$17,060	$17,459
Unsettled trades to purchase securities	$(27,814)	$(42,300)
Unsettled trades to sell securities	$—	$1,071
Unsettled issuances of brokered CDs	$11,069	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which is a wholly-owned subsidiary of the Bank as of July 15, 2011.

As mentioned in our 10-K for the year ended December 31, 2012, we made a decision to close Southside Securities, Inc. The closure was completed during the second quarter of 2013.

The consolidated balance sheet as of June 30, 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows and notes to the financial statements for the three- and six-month periods ended June 30, 2013 and 2012 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

On March 28, 2013 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, which was paid on May 9, 2013. All share data has been adjusted to give retroactive recognition to stock dividends.

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

2.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and Diluted Earnings:
Net income	$10,072	$7,729	$18,597	$17,868
Basic weighted-average shares outstanding	17,849	18,210	17,853	18,203
Add: Stock options	32	13	26	13
Diluted weighted-average shares outstanding	17,881	18,223	17,879	18,216

Basic Earnings Per Share:	$0.56	$0.42	$1.04	$0.98

Diluted Earnings Per Share:	$0.56	$0.42	$1.04	$0.98

For the three- and six-month periods ended June 30, 2013 there were approximately 10,000 and 17,000 anti-dilutive shares, respectively. For the three- and six-month periods ended June 30, 2012 there were approximately 4,000 and 6,000 anti-dilutive shares, respectively.

3.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Six Months Ended June 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income before reclassifications	(43,045)	154	—	—	(42,891)
Reclassified from accumulated other comprehensive income (1)	(9,447)	42	(22)	1,394	(8,033)
Income tax benefit (expense)	18,372	(68)	8	(488)	17,824
Net current-period other comprehensive (loss) income, net of tax	(34,120)	128	(14)	906	(33,100)
Ending balance, net of tax	$(3,620)	$(1,012)	$234	$(25,764)	$(30,162)

	Three Months Ended June 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$24,525	$(1,371)	$241	$(26,252)	$(2,857)
Other comprehensive (loss) income before reclassifications	(38,218)	552	—	—	(37,666)
Reclassified from accumulated other comprehensive income (1)	(5,082)	—	(11)	751	(4,342)
Income tax benefit (expense)	15,155	(193)	4	(263)	14,703
Net current-period other comprehensive (loss) income, net of tax	(28,145)	359	(7)	488	(27,305)
Ending balance, net of tax	$(3,620)	$(1,012)	$234	$(25,764)	$(30,162)

	Six Months Ended June 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive (loss) income before reclassifications	(3,987)	124	—	—	(3,863)
Reclassified from accumulated other comprehensive income	(9,269)	181	(22)	1,011	(8,099)
Income tax benefit (expense)	4,640	(107)	8	(354)	4,187
Net current-period other comprehensive (loss) income, net of tax	(8,616)	198	(14)	657	(7,775)
Ending balance, net of tax	$28,655	$(1,379)	$262	$(20,592)	$6,946

	Three Months Ended June 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,202	$(1,382)	$270	$(20,925)	$8,165
Other comprehensive (loss) income before reclassifications	917	(35)	—	—	882
Reclassified from accumulated other comprehensive income	(3,297)	40	(12)	512	(2,757)
Income tax benefit (expense)	833	(2)	4	(179)	656
Net current-period other comprehensive (loss) income, net of tax	(1,547)	3	(8)	333	(1,219)
Ending balance, net of tax	$28,655	$(1,379)	$262	$(20,592)	$6,946

(1) Includes realized gains on sale of securities and amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity.

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized holding gains arising during period:
Realized gain on sale of securities (1)	$5,052	$3,297	$9,417	$9,269
Change in unrealized gain on securities transferred to held to maturity (2)	30	—	30	—
Impairment losses (3)	—	(40)	(42)	(181)
Total before tax	5,082	3,257	9,405	9,088
Tax benefit (expense)	(1,779)	(1,140)	(3,292)	(3,181)
Net of tax	$3,303	$2,117	$6,113	$5,907

Amortization of defined benefit pension items:
Net loss (4)	$(751)	$(512)	$(1,394)	$(1,011)
Prior service credit (4)	11	12	22	22
Total before tax	(740)	(500)	(1,372)	(989)
Tax benefit (expense)	259	175	480	346
Net of tax	$(481)	$(325)	$(892)	$(643)
Total reclassifications for the period, net of tax	$2,822	$1,792	$5,221	$5,264

(1) Listed as Gain on sale of securities available for sale on the Statements of Income.
(2) Included in Interest income on the Statements of Income.
(3) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(4) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 7 - Employee Benefit Plans.”

4.     Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities as of June 30, 2013 and December 31, 2012, are reflected in the tables below (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$15,551	$—	$—	$1,353	$14,198
State and Political Subdivisions	472,419	7,148	—	19,740	459,827
Other Stocks and Bonds	15,770	142	1,558	58	14,296
Mortgage-backed Securities: (1)
Residential	670,639	15,402	—	2,420	683,621
Commercial	146,289	274	—	8,424	138,139
Total	$1,320,668	$22,966	$1,558	$31,995	$1,310,081

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$302,775	$112	$—	$12,654	$290,233
Mortgage-backed Securities: (1)
Residential	125,189	5,134	—	1	130,322
Commercial	115,325	—	—	5,786	109,539
Total	$543,289	$5,246	$—	$18,441	$530,094

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities: (1)
Residential	789,356	18,003	—	999	806,360
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities: (1)
Residential	245,538	8,770	—	47	254,261
Total	$246,547	$8,898	$—	$47	$255,398

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Securities carried at fair value through income were as follows (in thousands):

	At June 30,	At December 31,	At December 31,
	2013	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$30,413
Government-Sponsored Enterprises	—	—	617,346
Total	$—	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) gain on sales transactions	$—	$(13)	$—	$(498)
Net mark-to-market gains	—	—	—	—
Net (loss) gain on securities carried at fair value through income	$—	$(13)	$—	$(498)

The following table represents the unrealized loss on securities for the six months ended June 30, 2013 and year ended December 31, 2012 (in thousands):

	As of June 30, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$14,198	$1,353	$—	$—	$14,198	$1,353
State and Political Subdivisions	339,697	19,740	—	—	339,697	19,740
Other Stocks and Bonds	5,272	58	1,144	1,558	6,416	1,616
Mortgage-backed Securities:
Residential	115,495	1,967	28,072	453	143,567	2,420
Commercial	135,287	8,424	—	—	135,287	8,424
Total	$609,949	$31,542	$29,216	$2,011	$639,165	$33,553
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$287,541	$12,654	$—	$—	$287,541	$12,654
Mortgage-backed Securities:
Residential	3,074	1	—	—	3,074	1
Commercial	109,539	5,786	—	—	109,539	5,786
Total	$400,154	$18,441	$—	$—	$400,154	$18,441

	As of December 31, 2012
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities:
Residential	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
HELD TO MATURITY
Mortgage-backed Securities:
Residential	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

When it is determined that a decline in fair value of Held to Maturity (“HTM”) and Available for Sale (“AFS”) securities are other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  In estimating other-than-temporary impairment losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of their amortized cost basis.

At June 30, 2013, we have in AFS Other Stocks and Bonds, $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2013 for the TRUPs is approximately $1.1 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2013 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2013.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.3 million at June 30, 2013 and December 31, 2012. The noncredit charge to other comprehensive income was estimated at $1.6 million and $1.8 million at June 30, 2013 and December 31, 2012, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  There was no write-down recognized in earnings during 2011 but there was an additional write-down of the TRUPs recognized in earnings in the amount of approximately $181,000 during 2012. For the six months ended June 30, 2013 and 2012, the additional write-down recognized in earnings was approximately $42,000 and $181,000, respectively. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP. We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at June 30, 2013 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,298	$702	$26	C1	Ca
2	2,000	550	1,450	733	B1	C
3	2,000	1,450	550	385	B2	C
	$6,000	$3,298	$2,702	$1,144

The following tables present a roll forward of the credit losses recognized in earnings, on AFS debt securities
(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,298	$3,216	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	40	42	181
Balance, end of period	$3,298	$3,256	$3,298	$3,256

Interest income recognized on securities for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
U.S. Treasury	$17	$—
U.S. Government Agency Debentures	305	—
State and Political Subdivisions	8,947	5,642
Other Stocks and Bonds	99	37
Mortgage-backed Securities	8,616	21,035
Total interest income on securities	$17,984	$26,714

	Three Months Ended June 30,
	2013	2012
U.S. Treasury	$—	$—
U.S. Government Agency Debentures	93	—
State and Political Subdivisions	4,899	2,968
Other Stocks and Bonds	54	13
Mortgage-backed Securities	4,680	8,872
Total interest income on securities	$9,726	$11,853

During the second quarter of 2013, the Company transferred commercial mortgage-backed securities with a fair value of $57.9 million and state and political subdivisions securities with a fair value of $232.2 million from AFS to HTM due to overall balance sheet strategies. The unrealized gain on the securities transferred from AFS to HTM was $3.6 million ($2.4 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. The unrealized gain on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no sales from the HTM portfolio during the six months ended June 30, 2013 or 2012.  There were $543.3 million and $246.5 million of securities classified as HTM at June 30, 2013 and December 31, 2012, respectively.

Of the $9.4 million in net securities gains from the AFS portfolio for the six months ended June 30, 2013, there were $10.8 million in realized gains and approximately $1.4 million in realized losses.  Of the $9.3 million in net securities gains from the AFS portfolio for the six months ended June 30, 2012, there were $9.4 million in realized gains and approximately $105,000 in realized losses.

The amortized cost and fair value of securities at June 30, 2013, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2013
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$2,788	$2,793
Due after one year through five years	23,754	24,172
Due after five years through ten years	55,995	56,397
Due after ten years	421,203	404,959
	503,740	488,321
Mortgage-backed Securities:	816,928	821,760
Total	$1,320,668	$1,310,081

	June 30, 2013
	Amortized Cost	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	218	215
Due after five years through ten years	8,794	8,572
Due after ten years	293,763	281,446
	302,775	290,233
Mortgage-backed Securities:	240,514	239,861
Total	$543,289	$530,094

Investment and mortgage-backed securities with book values of $912.1 million and $945.7 million were pledged as of June 30, 2013 and December 31, 2012, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2013	December 31, 2012
Real Estate Loans:
Construction	$123,493	$113,744
1-4 Family residential	385,241	368,845
Other	232,632	236,760
Commercial loans	153,985	160,058
Municipal loans	224,134	220,947
Loans to individuals	173,944	162,623
Total loans	1,293,429	1,262,977
Less: Allowance for loan losses	18,370	20,585
Net loans	$1,275,059	$1,242,392

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  An average three-year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the senior lender, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

Credit Quality Indicators

We categorize loans into risk categories on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We use the following definitions for risk ratings:

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Six Months Ended June 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(277)	281	(129)	(620)	—	3,916	(658)	2,513
Loans charged off	—	(228)	(67)	(198)	—	(5,364)	—	(5,857)
Recoveries of loans charged off	22	11	10	110	—	976	—	1,129
Balance at end of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370

	Three Months Ended June 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,247	$3,488	$2,002	$2,847	$621	$6,451	$886	$18,542
Provision (reversal) for loan losses	(152)	114	118	(330)	12	2,572	(313)	2,021
Loans charged off	—	—	(21)	(127)	—	(2,557)	—	(2,705)
Recoveries of loans charged off	5	7	5	60	—	435	—	512
Balance at end of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370

	Six Months Ended June 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	(178)	396	177	433	12	4,419	(33)	5,226
Loans charged off	(15)	(53)	(93)	(375)	—	(4,466)	—	(5,002)
Recoveries of loans charged off	47	160	3	253	—	967	—	1,430
Balance at end of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194

	Three Months Ended June 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,682	$2,290	$3,065	$3,342	$608	$6,918	$1,169	$20,074
Provision (reversal) for loan losses	(227)	57	165	78	23	2,108	(30)	2,174
Loans charged off	(7)	(42)	(93)	(287)	—	(2,343)	—	(2,772)
Recoveries of loans charged off	26	155	1	55	—	481	—	718
Balance at end of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion (in thousands):

	As of June 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$83	$235	$77	$435	$—	$160	$—	$990
Ending balance – collectively evaluated for impairment	2,017	3,374	2,027	2,015	633	6,741	573	17,380
Balance at end of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370

	As of December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$200	$222	$243	$631	$—	$175	$—	$1,471
Ending balance – collectively evaluated for impairment	2,155	3,323	2,047	2,527	633	7,198	1,231	19,114
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

The following table details activity of the reserve for unfunded loan commitments for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$5	$26
Provision (reversal) for losses on unfunded loan commitments	7	(23)
Balance at end of period	$12	$3

	Three Months Ended June 30,
	2013	2012
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$5	$26
Provision (reversal) for losses on unfunded loan commitments	7	(23)
Balance at end of period	$12	$3

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	June 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,581	$3,062	$1,879	$1,834	$—	$526	$8,882
Loans collectively evaluated for impairment	121,912	382,179	230,753	152,151	224,134	173,418	1,284,547
Total ending loan balance	$123,493	$385,241	$232,632	$153,985	$224,134	$173,944	$1,293,429

	December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,465	$2,799	$2,613	$2,043	$—	$594	$10,514
Loans collectively evaluated for impairment	111,279	366,046	234,147	158,015	220,947	162,029	1,252,463
Total ending loan balance	$113,744	$368,845	$236,760	$160,058	$220,947	$162,623	$1,262,977

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	June 30, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$116,891	$—	$3,580	$2,952	$70	$—	$123,493
1-4 Family residential	376,024	1,660	1,466	5,262	829	—	385,241
Other	218,362	2,619	4,959	6,658	34	—	232,632
Commercial loans	145,766	874	11	6,746	588	—	153,985
Municipal loans	223,813	—	—	321	—	—	224,134
Loans to individuals	172,875	53	3	683	330	—	173,944
Total	$1,253,731	$5,206	$10,019	$22,622	$1,851	$—	$1,293,429

	December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$106,091	$—	$3,637	$3,941	$75	$—	$113,744
1-4 Family residential	360,282	1,805	170	5,711	877	—	368,845
Other	226,394	2,721	4,073	3,319	253	—	236,760
Commercial loans	153,774	731	—	4,690	863	—	160,058
Municipal loans	220,388	204	—	355	—	—	220,947
Loans to individuals	161,458	27	4	723	393	18	162,623
Total	$1,228,387	$5,488	$7,884	$18,739	$2,461	$18	$1,262,977

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2013	At December 31, 2012
Nonaccrual loans	$8,179	$10,314
Accruing loans past due more than 90 days	—	15
Restructured loans	3,053	2,998
Other real estate owned	772	686
Repossessed assets	266	704
Total Nonperforming Assets	$12,270	$14,717

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	June 30, 2013		December 31, 2012
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$1,540	$—	$2,416	$—
1-4 Family residential	2,189	—	2,001	—
Other	661	—	1,357	—
Commercial loans	1,535	—	1,812	—
Loans to individuals	2,254	—	2,728	15
Total	$8,179	$—	$10,314	$15

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$—	$28	$1,540	$1,568	$121,925	$123,493
1-4 Family residential	486	663	2,189	3,338	381,903	385,241
Other	1,872	476	661	3,009	229,623	232,632
Commercial loans	26	1,157	1,535	2,718	151,267	153,985
Municipal loans	—	—	—	—	224,134	224,134
Loans to individuals	5,524	1,140	2,254	8,918	165,026	173,944
Total	$7,908	$3,464	$8,179	$19,551	$1,273,878	$1,293,429

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$1,589	$—	$2,416	$4,005	$109,739	$113,744
1-4 Family residential	4,450	977	2,001	7,428	361,417	368,845
Other	1,639	273	1,357	3,269	233,491	236,760
Commercial loans	769	175	1,812	2,756	157,302	160,058
Municipal loans	709	—	—	709	220,238	220,947
Loans to individuals	5,908	1,191	2,743	9,842	152,781	162,623
Total	$15,064	$2,616	$10,329	$28,009	$1,234,968	$1,262,977

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,919	$3	$82	$3,591	$—	$128
1-4 Family residential	3,121	20	82	2,908	9	80
Other	2,159	28	78	1,558	20	65
Commercial loans	1,979	6	57	2,010	12	55
Loans to individuals	3,030	150	300	2,950	150	272
Total	$12,208	$207	$599	$13,017	$191	$600

	Three Months Ended
	June 30, 2013			June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,551	$2	$41	$3,410	$—	$63
1-4 Family residential	3,238	5	42	3,023	4	43
Other	1,900	10	39	1,561	13	33
Commercial loans	1,914	1	28	2,134	7	28
Loans to individuals	2,689	54	162	2,793	63	143
Total	$11,292	$72	$312	$12,921	$87	$310

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

	June 30, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,661	$—	$1,581	$1,581	$83
1-4 Family residential	3,231	—	3,062	3,062	235
Other	2,294	—	1,879	1,879	77
Commercial loans	2,058	—	1,834	1,834	435
Loans to individuals	3,060	—	2,845	2,845	1,265
Total	$13,304	$—	$11,201	$11,201	$2,095

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,716	$—	$2,465	$2,465	$200
1-4 Family residential	2,907	—	2,799	2,799	222
Other	3,133	—	2,613	2,613	243
Commercial loans	2,215	—	2,043	2,043	630
Loans to individuals	3,626	1	3,359	3,360	1,428
Total	$15,597	$1	$13,279	$13,280	$2,723

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

The following tables set forth the recorded investment in loans modified for the periods presented (dollars in thousands):

	Six Months Ended June 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$40	$—	$—	$—	$40	1
1-4 Family residential	285	—	—	468	753	6
Other	—	—	—	16	16	1
Commercial loans	307	—	—	19	326	5
Loans to individuals	14	185	—	35	234	32
Total	$646	$185	$—	$538	$1,369	45

	Three Months Ended June 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	—	—	—	391	391	2
Other	—	—	—	16	16	1
Commercial loans	22	—	—	—	22	1
Loans to individuals	14	185	—	28	227	30
Total	$36	$185	$—	$435	$656	34

	Six Months Ended June 30, 2012
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	$237	$37	$—	$341	$615	7
Other	$89	$—	$—	$—	$89	1
Commercial loans	$439	$45	$—	$246	$730	6
Loans to individuals	$4	$—	$8	$13	$25	15
Total	$769	$82	$8	$600	$1,459	29

	Three Months Ended June 30, 2012
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	11	—	—	341	352	4
Other	89	—	—	—	89	1
Commercial loans	223	—	—	246	469	3
Loans to individuals	—	—	—	13	13	12
Total	$323	$—	$—	$600	$923	20

(1)	These modifications include more than one of the following-extension of the amortization period, lowering interest rate and principal forgiveness.

The majority of loans restructured as TDRs during the six months ended June 30, 2013 and June 30, 2012 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and six months ended June 30, 2013 and June 30, 2012 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2013, there were two loans modified as TDRs totaling $48,000 in payment default. This default did not significantly impact the determination of the allowance for loan loss. For the three and six months ended June 30, 2012, there were no defaults on loans that were modified as TDRs.
At June 30, 2013 and June 30, 2012, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

6.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
FHLB Advances (1)	$441,808	$369,097

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$502,119	$429,408

(1)	At June 30, 2013, the weighted average cost of these advances was 1.48%. Long-term FHLB Advances have maturities ranging from July 2014 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.214% through September 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.5756% through July 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.52325% through September 15, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0741% through August 22, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised. During the first quarter of 2013, the remaining $50 million par of long-term advance commitments expired unexercised.  For the three and six months ended June 30, 2012, we recorded impairment charges of $1.4 million and $1.8 million in our income statement.  At December 31, 2012, the FHLB advance option fees were fully impaired. At June 30, 2013, there were no remaining FHLB advance option fees recorded on our balance sheet.

7.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Restoration Plan
	2013	2012	2013	2012
Service cost	$1,059	$868	$149	$80
Interest cost	1,577	1,533	234	195
Expected return on assets	(2,397)	(2,058)	—	—
Net loss recognition	1,099	852	295	159
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$1,317	$1,174	$677	$433

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Restoration Plan
	2013	2012	2013	2012
Service cost	$503	$403	$98	$30
Interest cost	792	770	135	96
Expected return on assets	(1,199)	(1,029)	—	—
Net loss recognition	554	437	197	75
Prior service credit amortization	(10)	(11)	(1)	(1)
Net periodic benefit cost	$640	$570	$429	$200

Employer Contributions.  As of June 30, 2013, contributions of $5.0 million and $40,000 have been made to our defined benefit and restoration plans, respectively. We do not expect further contributions to the defined benefit plan during 2013.

8.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,276,283 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers.  During the first six months of 2013 and 2012, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.

As of June 30, 2013, there were 290,860 unvested awards outstanding.  For the three and six months ended June 30, 2013, there was share-based compensation expense of $166,000 and $373,000, respectively, with an associated income tax benefit for the three and six months of $58,000 and $131,000, respectively. As of June 30, 2012, there were 136,660 unvested awards outstanding.  Share-based compensation expense for the three and six months ended June 30, 2012 was $94,000 and $133,000, respectively, with an associated income tax benefit for the three and six months of $32,000 and $46,000, respectively.

As of June 30, 2013 and 2012, there was $1.7 million and $949,000 of unrecognized compensation cost related to the unvested awards outstanding. The remaining cost is expected to be recognized over a weighted-average period of 2.44 years.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the six months ended June 30, 2013 and 2012, there were 9,513 and 10,031 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

The following table presents activity related to our RSUs and NQSOs as of June 30, 2013.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2013	867,057	50,178	$18.93	349,685	$18.82	$5.45
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	(2,197)	17.41	5.32
Stock awards vested	—	(7,631)	17.41	—	—	—
Forfeited	18,858	(3,310)	18.80	(15,548)	18.87	5.44
Canceled/expired	—	—	—	—	—	—
Balance, June 30, 2013	885,915	39,237	$19.23	331,940	$18.82	$5.45

Other information regarding options outstanding and exercisable as of June 30, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$17.41	-	19.94	331,940	$18.82	8.58	80,317	$17.41
Total			331,940	$18.82	8.58	80,317	$17.41

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $1.7 million and $520,000 at June 30, 2013.

Cash received from stock option exercises for the six months ended June 30, 2013 and 2012 was $38,000 and $16,000, respectively. The total intrinsic value related to stock options exercised during the six months ended June 30, 2013 and 2012, was $14,000 and $18,000, respectively. The tax benefit realized for the deductions related to the stock awards was $22,000 and $11,000, for the six months ended June 30, 2013 and 2012, respectively.

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

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At June 30, 2013 and December 31, 2012, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2013 and December 31, 2012, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Six Months Ended June 30, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$14,198	$—	$14,198	$—	$—
State and Political Subdivisions	459,827	—	459,827	—	—
Other Stocks and Bonds	14,296	—	13,152	1,144	(42)
Mortgage-backed Securities: (1)
Residential	683,621	—	683,621	—	—
Commercial	138,139	—	138,139	—	—
Total recurring fair value measurements	$1,310,081	$—	$1,308,937	$1,144	$(42)

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,038	$—	$—	$1,038	$(365)
Impaired loans (3)	9,106	—	—	9,106	(61)
Total nonrecurring fair value measurements	$10,144	$—	$—	$10,144	$(426)

	At or For the Year Ended December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$60,863	$—	$60,863	$—	$—
State and Political Subdivisions	545,688	—	545,688	—	—
Other Stocks and Bonds	11,156	—	10,166	990	(181)
Mortgage-backed Securities: (1)
Residential	806,360	—	806,360	—	—
Total recurring fair value measurements	$1,424,067	$—	$1,423,077	$990	$(181)

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,390	$—	$—	$1,390	$(752)
Impaired loans (3)	10,557	—	—	10,557	(81)
Total nonrecurring fair value measurements	$11,947	$—	$—	$11,947	$(833)

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(3)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other Stocks and Bonds
Balance at Beginning of Period	$592	$658	$990	$499

Total gains or losses (realized/unrealized):
Included in earnings	—	(40)	(42)	(181)
Included in other comprehensive income (loss)	552	5	196	305
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at End of Period	$1,144	$623	$1,144	$623

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$(40)	$(42)	$(181)

The following table presents income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the period presented for recurring Level 3 assets, as shown in the previous tables (in thousands):

	Six Months Ended June 30, 2013
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
AVAILABLE FOR SALE	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment Securities:
Other stocks and bonds	$—	$—	$(42)	$—	$(42)	$—

Three Months Ended June 30, 2013
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
AVAILABLE FOR SALE	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment Securities:
Other stocks and bonds	$—	$—	$—	$—	$—	$—

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of June 30, 2013.  No liabilities were recorded as Level 3 at June 30, 2013 (in thousands):

AVAILABLE FOR SALE	As of June 30, 2013
Investment Securities:	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
Other stocks and bonds	$1,144	Discounted Cash Flows	Constant prepayment rate	1% - 2

			Discount Rate	Libor + 13% - 15

			Loss Severity	25% - 100

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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2013, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income mortgage-backed securities with embedded derivatives and those purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable, and as such cannot be bifurcated.  At June 30, 2013 and 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income which resulted in a loss on sale of securities carried at fair value through income of $498,000.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
June 30, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$49,797	$49,797	$49,797	$—	$—
Investment securities:
Held to maturity, at amortized cost	302,775	290,233	—	290,233	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	240,514	239,861	—	239,861	—
FHLB stock and other investments, at cost	29,217	29,217	—	29,217	—
Loans, net of allowance for loan losses	1,275,059	1,256,530	—	—	1,256,530
Loans held for sale	724	724	—	724	—
Financial Liabilities:
Retail deposits	$2,499,338	$2,498,520	$—	$2,498,520	$—
Federal funds purchased and repurchase agreements	857	857	—	857	—
FHLB advances	526,690	515,574	—	515,574	—
Long-term debt	60,311	43,416	—	43,416	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at June 30, 2013 or December 31, 2012.

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

We had outstanding unused commitments to extend credit of $147.2 million and $132.8 million at June 30, 2013 and December 31, 2012, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2013 and December 31, 2012 were $13.4 million and $13.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.7 million and $5.6 million at June 30, 2013 and December 31, 2012, respectively.

The scheduled maturities of unused commitments were as follows (in thousands):

	At June 30, 2013	At December 31, 2012
Unused commitments:
Due in one year or less	$111,541	$84,756
Due after one year	35,639	48,061
Total	$147,180	$132,817

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

Securities. In the normal course of business we buy and sell securities.  There were $27.8 million and $10.0 million of unsettled trades to purchase at June 30, 2013 and December 31, 2012, respectively.  There were no unsettled trades to sell securities as of June 30, 2013 or December 31, 2012.

Deposits. There were $11.1 million unsettled issuances of brokered CDs at June 30, 2013. There were no unsettled issuance of brokered CDs at December 31, 2012.

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

We reported an increase in net income for the three and six months ended June 30, 2013 compared to the same period in 2012.  Net income to Southside Bancshares, Inc. for the three and six months ended June 30, 2013 was $10.1 million and $18.6 million, respectively, compared to $7.7 million and $17.9 million, respectively, for the same period in 2012.

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

As of June 30, 2013, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was appropriate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at June 30, 2013, the valuation inputs for our available for sale ("AFS") trust preferred securities ("TRUPs") became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  We continue to rely on nonbinding prices compiled by third party vendors which we have verified to be an appropriate measure of fair value. However, the significant illiquidity in this market results in a fair value not clearly based on observable market data but rather a range of fair value data points from the market place. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity ("HTM") are subject to our review to identify when a decline in value is other-than-temporary.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  Factors considered in determining whether a decline in value is other-than-temporary include: (1) whether the decline is substantial; the duration of the decline; the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets we consider expected cash flows of the investment in determining if impairment exists.

At June 30, 2013, we have in AFS Other Stocks and Bonds $2.7 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2013, for the TRUPs is approximately $1.1 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2013, with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2013.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have estimated the credit component at $3.3 million at June 30, 2013 and at December 31, 2012.  The noncredit charge to other comprehensive income was estimated at $1.6 million and $1.8 million at June 30, 2013 and December 31, 2012, respectively.  The carrying amount of the TRUPs was written down with $42,000 recognized in earnings for the six months ended June 30, 2013, and $181,000 during the year ended December 31, 2012. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2013.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2013, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.08%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2010 and 2011, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased. During the first quarter of 2013, the remaining $50 million par of long-term commitments expired unexercised.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2013, and December 31, 2012, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Balance Sheet Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB, and when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U.S. agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. agency mortgage-backed securities and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

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

The quarter ended June 30, 2013, was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio. During the quarter ended June 30, 2013, we sold long duration, lower coupon municipal securities, U.S. Agency Commercial MBS, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures and taxable municipals. The sale of these securities resulted in a gain on the sale of available for sale securities of $5.1 million during the three months ended June 30, 2013. Purchases included 5.00% coupon general market municipal securities, U.S. Agency Commercial MBS with maturities less than ten years and short duration U.S. Agency MBS at lower premiums that created a favorable risk reward scenario. At

June 30, 2013, total unamortized premium for our MBS decreased to approximately $33 million from approximately $91.2 million at June 30, 2012.  Our investment securities and U.S. agency mortgage-backed securities increased from $1.67 billion at December 31, 2012 to $1.85 billion at June 30, 2013.  The average coupon of the mortgage-backed securities portfolio decreased to 4.43% at June 30, 2013 from 5.11% at December 31, 2012. The average coupon of the municipal securities portfolio increased to 4.79% at June 30, 2013 when compared to 4.14% at December 31, 2012. At June 30, 2013, securities as a percentage of assets increased to 54.8% as compared to 51.6% at December 31, 2012, primarily as a result of the strategic increase in the securities portfolio during the first quarter.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet. Given the current low interest rate environment, our portfolio decisions reflect our significant focus on interest rate risk. We will continue to manage the balance sheet with the knowledge that at some point we are likely to transition to a higher interest rate environment.

With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. Our FHLB borrowings at June 30, 2013, increased 1.3%, or $6.6 million, to $526.7 million from $520.1 million at December 31, 2012, primarily as a result of an increase in the securities portfolio.  During April 2013, we prepaid $66.2 million of FHLB advances with an average rate of 4.03%. In June 2013 we prepaid an additional $24 million of FHLB advances with an average rate of 3.02%. This represented all of our higher priced advances maturing through February 2014. We paid a prepayment fee of $1.0 million which was more than offset by gains on available for sale securities. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our long-term brokered CDs increased from $19.5 million at March 31, 2013, to $36.0 million at June 30, 2013.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  As interest rates have increased, we have started issuing more callable long-term CDs because we believe the value of the call has increased. We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Overall growth in deposits, not including brokered CDs, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 22.8% at June 30, 2013, from 28.7% at June 30, 2012 and 23.1% at December 31, 2012.

Net Interest Income

Net interest income is one of the principal sources of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume, and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income for the six months ended June 30, 2013 was $44.8 million, a decrease of $1.8 million, or 3.8%, compared to the same period in 2012.

During the six months ended June 30, 2013, total interest income decreased $6.9 million, or 11.4%, to $54.2 million compared to $61.2 million, for the same period in 2012.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.32% for the six months ended June 30, 2012 to 3.96% for the six months ended June 30, 2013, which more than offset the increase in average interest earning assets of $5.6 million, or 0.2%, from $3.06 billion to $3.07 billion.  Total interest expense decreased $5.2 million, or 35.4%, to $9.4 million, during the six months ended June 30, 2013, as compared to $14.6 million during the same period in 2012.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2013, to 0.79% from 1.21% for the same period in 2012, and the decrease in average interest bearing liabilities of $31.2 million, or 1.3%, from $2.44 billion for the six months ended June 30, 2012, to $2.41 billion for the same period in 2013.

Net interest income increased during the three months ended June 30, 2013 when compared to the same period in 2012 primarily as a result of a decrease in interest expense which was partially offset by a decrease in interest income primarily driven by a decrease in mortgage-backed and related securities investment income.  Our average interest earning assets during this period increased $3.9 million, or 0.1%.  The decrease in the average yield on interest bearing liabilities of 41 basis points is a result of an overall decrease in interest rates compared to the same period in 2012 and higher priced FHLB advances that matured or were prepaid being replaced with lower cost funding.  For the three months ended June 30, 2013, our net interest spread and net interest margin increased to 3.31% and 3.47%, respectively, from 2.98% and 3.21% when compared to the same period in 2012.

During the six months ended June 30, 2013, average loans increased $140.6 million, or 12.4%, compared to the same period in 2012.  1-4 Family Residential loans represent a large part of this increase.  The average yield on loans decreased from 6.39% for the six months ended June 30, 2012 to 5.99% for the six months ended June 30, 2013.  The increase in interest income on loans of $1.8 million, or 5.1%, to $36.1 million for the six months ended June 30, 2013, when compared to $34.3 million for the same period in 2012 was the result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended June 30, 2013, average loans increased $123.4 million, or 10.6%, to $1.29 billion, when compared to $1.17 billion for the same period in 2012.  The average yield on loans decreased from 6.37% for the three months ended June 30, 2012 to 6.01% for the three months ended June 30, 2013.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities decreased $170.2 million, or 9.1%, from $1.88 billion to $1.71 billion, for the six months ended June 30, 2013, when compared to the same period in 2012.  At June 30, 2013, most of our mortgage-backed securities were fixed rate securities and less than two percent were variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 2.61% during the six months ended June 30, 2013, from 3.17% during the same period in 2012.  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities combined with the purchase of new securities in an overall lower interest rate environment due to the decrease in the average interest rates during 2013.  Interest income on investment and mortgage-backed securities decreased $8.7 million during the six months ended June 30, 2013, or 32.7%, compared to the same period in 2012 due to a decrease in the average yield and average balance.  For the three months ended June 30, 2013, average investment and mortgage-backed securities decreased $151.2 million, or 7.9%, to $1.77 billion, when compared to $1.92 billion for the same period in 2012.  The overall yield on average investment and mortgage-backed securities decreased to 2.73% during the three months ended June 30, 2013, from 2.80% during the same period in 2012 primarily as a result of an increase in prepayments which increased the amortization expense.  Interest income from investment and mortgage-backed securities decreased $2.1 million, or 17.9%, to $9.7 million for the three months ended June 30, 2013, compared to $11.9 million for the same period in 2012.  The decrease in the average yield primarily reflects an overall lower interest rate environment during 2013, an increase in prepayments on the mortgage-backed securities during 2013, when compared to 2012 and the purchase of lower yielding securities, when compared to both those securities paying off or maturing and securities sold including the securities carried at fair value through income.  The decrease in interest income for the three months is due to a decrease in the average yield and the average balance.

Average FHLB stock and other investments decreased $6.6 million, or 19.0%, to $28.0 million, for the six months ended June 30, 2013, when compared to $34.6 million for the same period in 2012 due to a decrease in average FHLB advances during 2013 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $34,000, or 25.6%, during the six months ended June 30, 2013, when compared to the same period in 2012 due to a decrease in the average balance and average yield from 0.77% for the six months ended June 30, 2012, compared to 0.71% for the same period in 2013.  For the three months ended June 30, 2013, average FHLB stock and other investments decreased $6.1 million, or 17.4%, to $29.1 million, when compared to $35.2 million for the same period in 2012.  Interest income from FHLB stock and other investments decreased $20,000, or 37.0%, to $34,000, for the three months ended June 30, 2013, when compared to $54,000 for the same period in 2012 as a result of the decrease in the average balance and average yield from 0.62% in 2012 to 0.47% in 2013. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits increased $41.6 million, or 282.2%, to $56.4 million, for the six months ended June 30, 2013, when compared to $14.8 million for the same period in 2012.  Interest income from interest earning deposits increased $63,000, or 420.0%, for the six months ended June 30, 2013, when compared to the same period in 2012, as a result of the increase in the average balance and the average yield from 0.20% in 2012 to 0.28% in 2013.  Average interest earning deposits increased $38.1 million, or 463.6%, to $46.4 million, for the three months ended June 30, 2013, when compared to $8.2 million for the same period in 2012.  Interest income from interest earning deposits increased $26,000 for the three months ended June 30, 2013, when compared to the same period in 2012, as a result of an increase in the average balance, which more than offset the decrease in the average yield from 0.44% in 2012 to 0.30% in 2013.

During the six months ended June 30, 2013, our average loans increased while our average securities decreased compared to the same period in 2012.  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets as average securities decreased to 56.5% during the six months ended June 30, 2013, compared to 62.3% during the same period in 2012. Average loans increased to 41.7% of average total interest earning assets and other interest earning asset categories averaged 1.8% for the six months ended June 30, 2013.  During 2012, the comparable mix was 37.2% in loans and 0.5% in the other interest earning asset categories.

Total interest expense decreased $5.2 million, or 35.4%, to $9.4 million during the six months ended June 30, 2013, as compared to $14.6 million during the same period in 2012.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.21% for the six months ended June 30, 2012, to 0.79% for the six months ended June 30, 2013, and a decrease in average interest bearing liabilities during this same period.  The decrease in average interest bearing liabilities of $31.2 million, or 1.3%, included a decrease in short-term interest bearing liabilities of $159.9 million, or 51.2%, partially offset by an increase in interest bearing deposits of $19.8 million, or 1.1%, and an increase in long-term FHLB advances of $108.8 million, or 37.6%.   For the three months ended June 30, 2013, total interest expense decreased $2.6 million, or 37.0%, to $4.3 million, compared to $6.9 million for the same period in 2012, as a result of a decrease in the average yield and average balance on interest bearing liabilities.  Average interest bearing liabilities decreased $39.1 million, or 1.6%, and the average yield decreased from 1.12% for the three months ended June 30, 2012, to 0.71% for the three months ended June 30, 2013.

Average interest bearing deposits increased $19.8 million, or 1.1%, from $1.78 billion to $1.80 billion, while the average rate paid decreased from 0.70% for the six months ended June 30, 2012, to 0.46% for the six months ended June 30, 2013.  For the three months ended June 30, 2013, average interest bearing deposits increased $61.0 million, or 3.5%, to $1.80 billion, when compared to $1.74 billion for the same period in 2012, while the average rate paid decreased from 0.64% for the three months ended June 30, 2012, to 0.45% for the three months ended June 30, 2013.  Average time deposits decreased $203.6 million, or 24.8%, from $821.8 million to $618.2 million, and the average rate paid decreased to 0.74% for the six months ended June 30, 2013, as compared to 1.07% for the same period in 2012.  Average interest bearing demand deposits increased $211.6 million, or 24.6%, while the average rate paid decreased to 0.32% for the six months ended June 30, 2013, as compared to 0.40% for the same period in 2012.  Average savings deposits increased $11.8 million, or 12.5%, while the average rate paid decreased to 0.13% for the six months ended June 30, 2013, as compared to 0.16% for the same period in 2012.  Interest expense for interest bearing deposits for the six months ended June 30, 2013, decreased $2.1 million, or 33.9%, when compared to the same period in 2012 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $12.6 million, or 2.3%, during the six months ended June 30, 2013.  The latter three categories, which are considered the lowest cost deposits, comprised 73.8% of total average deposits during the six months ended June 30, 2013 compared to 64.6% during the same period in 2012.  The increase in our average total deposits is primarily the result of an increase in public fund deposits and deposit growth due to market penetration.

All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  When we utilize long-term callable brokered CDs it is because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At June 30, 2013, we had $36.0 million in brokered CDs that represented 1.4% of deposits, all with maturities of less than seven years. At December 31, 2012, we had $19.5 million in brokered CDs that represented 0.8% of deposits, all with maturities of less than five years.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $152.1 million, a decrease of $159.9 million, or 51.2%, for the six months ended June 30, 2013 when compared to the same period in 2012.  Interest expense associated with short-term interest bearing liabilities decreased $1.7 million, or 50.7%, while the average rate paid increased three basis points to 2.17% for the six months ended June 30, 2013, when compared to 2.14% for the same period in 2012.  For the three months ended June 30, 2013, average short-term interest bearing liabilities decreased $217.3 million, or 59.2%, when compared to the same period in 2012.  Interest expense associated with short-term interest bearing liabilities decreased $1.3 million, or 77.6%, and the average rate paid decreased to 1.04% for the three months ended June 30, 2013, when compared to 1.90% for the same period in 2012. The decrease in the interest expense was due to a decrease in the average balance and average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances increased $108.8 million, or 37.6%, during the six months ended June 30, 2013 to $398.6 million, as compared to $289.7 million for the six months ended June 30, 2012.  Interest expense associated with long-term FHLB advances decreased $465,000, or 13.4%, and the average rate paid decreased 89 basis points for the six months ended June 30, 2013, when compared to the same period in 2012.  For the three months ended June 30, 2013, long-term interest bearing liabilities increased $117.3 million, or 37.6%, when compared to the same period in 2012.  Interest expense associated with long-term FHLB advances increased $19,000, or 1.2%, while the average rate paid decreased to 1.49% for the three months ended June 30, 2013, when compared to 2.03% for the same period in 2012. The increase in the average long-term FHLB advances is due primarily to the increase in the purchase of long-term advances during the 12 months ended June 30, 2013, when compared to the same period in 2012. In addition, as $50 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were obtained.  During 2010 and 2011, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2013, the remaining $50 million par of long-term commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million.  During 2012, the value of the FHLB advance option fees became further impaired resulting in a total charge of $2.03 million in 2012 which resulted in the FHLB advance option fees being fully impaired and completely written down.

Average long-term debt, consisting of our junior subordinated debentures was $60.3 million for the three and six months ended June 30, 2013 and 2012.  Interest expense associated with long-term debt decreased $931,000, or 56.3%, to $724,000 for the six months ended June 30, 2013, when compared to $1.7 million for the same period in 2012, as a result of a decrease in the average yield of 310 basis points during the six months ended June 30, 2013, when compared to the same period in 2012.  Interest expense was $362,000 for the three months ended June 30, 2013, a decrease of $463,000, or 56.1%, when compared to the same period in 2012, as a result of a decrease in the average yield of 309 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Six Months Ended
	June 30, 2013			June 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,277,991	$37,950	5.99%	$1,137,397	$36,132	6.39%
Loans Held For Sale	1,786	28	3.16%	1,637	31	3.81%
Securities:
Investment Securities (Taxable)(4)	64,835	533	1.66%	5,167	51	1.98%
Investment Securities (Tax-Exempt)(3)(4)	602,757	12,971	4.34%	278,435	8,473	6.12%
Mortgage-backed and Related Securities (4)	1,038,261	8,616	1.67%	1,592,499	21,035	2.66%
Total Securities	1,705,853	22,120	2.61%	1,876,101	29,559	3.17%
FHLB stock and other investments, at cost	27,999	99	0.71%	34,553	133	0.77%
Interest Earning Deposits	56,369	78	0.28%	14,750	15	0.20%
Total Interest Earning Assets	3,069,998	60,275	3.96%	3,064,438	65,870	4.32%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	46,485			42,004
Bank Premises and Equipment	50,171			50,551
Other Assets	127,989			167,295
Less: Allowance for Loan Loss	(19,044)			(19,501)
Total Assets	$3,275,599			$3,304,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$106,444	71	0.13%	$94,647	73	0.16%
Time Deposits	618,157	2,280	0.74%	821,752	4,371	1.07%
Interest Bearing Demand Deposits	1,070,951	1,720	0.32%	859,343	1,716	0.40%
Total Interest Bearing Deposits	1,795,552	4,071	0.46%	1,775,742	6,160	0.70%
Short-term Interest Bearing Liabilities	152,090	1,639	2.17%	311,948	3,326	2.14%
Long-term Interest Bearing Liabilities – FHLB Dallas	398,570	3,011	1.52%	289,743	3,476	2.41%
Long-term Debt (5)	60,311	724	2.42%	60,311	1,655	5.52%
Total Interest Bearing Liabilities	2,406,523	9,445	0.79%	2,437,744	14,617	1.21%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	559,762			547,150
Other Liabilities	51,087			53,926
Total Liabilities	3,017,372			3,038,820
SHAREHOLDERS’ EQUITY	258,227			265,967
Total Liabilities and Shareholders’ Equity	$3,275,599			$3,304,787
NET INTEREST INCOME		$50,830			$51,253
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.34%			3.36%
NET INTEREST SPREAD			3.17%			3.11%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,923 and $1,867 for the six months ended June 30, 2013 and 2012, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $4,136 and $2,845 for the six months ended June 30, 2013 and 2012, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of June 30, 2013 and 2012, loans totaling $8,179 and $10,077, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	June 30, 2013			June 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1)(2)	$1,288,494	$19,322	6.01%	$1,165,141	$18,442	6.37%
Loans Held For Sale	1,311	12	3.67%	1,568	14	3.59%
Securities:
Investment Securities (Taxable) (4)	39,719	169	1.71%	5,660	20	1.42%
Investment Securities (Tax-Exempt)(3)(4)	691,435	7,167	4.16%	307,465	4,483	5.86%
Mortgage-backed and Related Securities (4)	1,036,866	4,680	1.81%	1,606,106	8,872	2.22%
Total Securities	1,768,020	12,016	2.73%	1,919,231	13,375	2.80%
FHLB stock and other investments, at cost	29,074	34	0.47%	35,202	54	0.62%
Interest Earning Deposits	46,362	35	0.30%	8,226	9	0.44%
Total Interest Earning Assets	3,133,261	31,419	4.02%	3,129,368	31,894	4.10%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,334			41,112
Bank Premises and Equipment	50,214			50,509
Other Assets	126,262			167,246
Less: Allowance for Loan Loss	(18,095)			(19,945)
Total Assets	$3,335,976			$3,368,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$108,446	35	0.13%	$96,527	36	0.15%
Time Deposits	614,115	1,118	0.73%	782,371	1,894	0.97%
Interest Bearing Demand Deposits	1,080,605	848	0.31%	863,308	835	0.39%
Total Interest Bearing Deposits	1,803,166	2,001	0.45%	1,742,206	2,765	0.64%
Short-term Interest Bearing Liabilities	149,913	389	1.04%	367,195	1,734	1.90%
Long-term Interest Bearing Liabilities – FHLB Dallas	428,800	1,592	1.49%	311,550	1,573	2.03%
Long-term Debt (5)	60,311	362	2.41%	60,311	825	5.50%
Total Interest Bearing Liabilities	2,442,190	4,344	0.71%	2,481,262	6,897	1.12%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	580,572			565,344
Other Liabilities	55,120			55,593
Total Liabilities	3,077,882			3,102,199
SHAREHOLDERS’ EQUITY	258,094			266,091
Total Liabilities and Shareholders’ Equity	$3,335,976			$3,368,290
NET INTEREST INCOME		$27,075			$24,997
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.47%			3.21%
NET INTEREST SPREAD			3.31%			2.98%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $944 and $930 for the three months ended June 30, 2013 and 2012, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $2,290 and $1,522 for the three months ended June 30, 2013 and 2012, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of June 30, 2013 and 2012, loans totaling $8,179 and $10,077, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $11.1 million and $21.4 million for the three and six months ended June 30, 2013, respectively, compared to $8.1 million and $18.9 million for the same periods in 2012, an increase of $3.1 million, or 38.3%, and $2.5 million, or 13.5%, respectively.  The primary reason for the increase in noninterest income for the three months ended June 30, 2013, was due to the increase in gain on sale of securities available for sale and a decrease in the FHLB advance option impairment charges when compared to the same period in 2012.  The primary reason for the increase in noninterest income for the six months ended June 30, 2013, was due to the decrease in the FHLB advance option impairment charges when compared to the same period in 2012. During the six months ended June 30, 2013, we had gain on sale of AFS securities of $9.4 million, compared to gains of $9.3 million for the same period in 2012.   Gain on sale of AFS securities for the three months ended June 30, 2013 was $5.1 million, compared to $3.3 million for the same period in 2012. The fair value of the AFS securities portfolio at June 30, 2013 was $1.31 billion with a net unrealized loss on that date of $10.6 million.  The net unrealized loss is comprised of $23.0 million in unrealized gains and $33.6 million in unrealized losses.  The fair value of the HTM securities portfolio at June 30, 2013 was $530.1 million with a net unrealized loss on that date of $13.2 million.  The net unrealized loss is comprised of $5.2 million in unrealized gains and approximately $18.4 million in unrealized losses.  During the six months ended June 30, 2013, we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the quarter ended June 30, 2013, we sold long duration municipal securities, lower coupon municipal securities, U.S. Agency Commercial MBS, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures and taxable municipals. The sale of these securities resulted in a gain on the sale of available for sale securities of $5.1 million.  There can be no assurance that the level of security gains reported during the six months ended June 30, 2013, will continue in future periods.

For the three and six months ended June 30, 2012, the value of the FHLB advance options fees became further impaired resulting in a $1.4 million and $1.8 million impairment charge, respectively. At June 30, 2012, the carrying value of the FHLB advance option fees on the balance sheet was $195,000. At December 31, 2012, the value of the FHLB advance option fees was completely impaired and written down.

Gain on sale of loans decreased $57,000, or 19.1%, for the three months ended June 30, 2013 and increased $131,000, or 30.5%, for the six months ended June 30, 2013 when compared to the same periods in 2012.  The increase for the six months ended June 30, 2013 was due primarily to an increase in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income decreased $170,000, or 15.1%, and $390,000, or 17.5%, for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012 as a result of decreases in the credit life income, deluxe income and trading income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $21.2 million and $41.5 million for the three and six months ended June 30, 2013, respectively, compared to $19.1 million and $37.6 million for the same periods in 2012, respectively, representing an increase of $2.1 million, or 10.8%, and $3.9 million, or 10.3%, for the three and six months ended June 30, 2013, respectively.

Salaries and employee benefits expense increased $1.3 million, or 10.4%, and $2.6 million, or 11.0%, during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.  The increase for the three and six months ended June 30, 2013 was primarily the result of increases in the number of personnel over the prior year, share-based compensation associated with the 2012 awards, retirement expense, and increased health insurance expense.

Direct salary expense and payroll taxes increased $930,000, or 9.2%, and $2.0 million, or 10.0%, during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

Retirement expense, included in salary and benefits, increased $349,000, or 33.7%, and $439,000, or 20.3%, for the three and six months ended June 30, 2013, when compared to the same periods in 2012.  The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2013 when compared to 2012.  Specifically, the assumed long-term rate of return was 7.25% and the assumed discount rate decreased to 4.08%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $20,000, or 1.9%, for the three months ended June 30, 2013 and increased $199,000, or 11.3% for the six months ended June 30, 2013, when compared to the same periods in 2012.  The increase for the six months ended June 30, 2013 is due to increases in total personnel and additional claims cost.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2013.

ATM and debit card expense increased $16,000, or 5.6% and $118,000, or 20.8%, for the three and six months ended June 30, 2013, when compared to the same periods in 2012 due to an increase in processing expenses and a nonrecurring transaction expense of $80,000.

Supplies decreased $53,000, or 23.9%, for the three months ended June 30, 2013 and increased $38,000, or 10.0% for the six months ended June 30, 2013, when compared to the same periods in 2012. The increase for the six months ended June 30, 2013 is primarily due to a credit recorded in the first three months of 2012 associated with the outsourcing of the purchase and delivery of our supplies.

Telephone and communications decreased $61,000, or 13.7% and $16,000, or 1.9%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 due to credits received from a vendor.

FHLB prepayment fees were $1.0 million, during the three and six months ended June 30, 2013 as a result of the prepayment of $90.2 million of FHLB advances during the second quarter.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2013 was $11.8 million and $22.2 million, respectively, compared to $9.3 million and $22.6 million, for the same periods in 2012.  Income tax expense was $1.7 million and $3.6 million for the three and six months ended June 30, 2013, respectively, compared to $1.6 million and $4.7 million for the three and six months ended June 30, 2012, respectively.  The effective tax rate as a percentage of pre-tax income was 14.7% and 16.2% for the three and six months ended June 30, 2013, respectively, compared to 17.2% and 20.8%, for the same periods in 2012.  The decrease in the effective tax rate for the three and six months ended June 30, 2013 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same period in 2012. The net deferred assets totaled $20.9 million at June 30, 2013, as compared to $4.1 million at December 31, 2012.

Capital Resources

Our total shareholders' equity at June 30, 2013, was $235.4 million, representing a decrease of 8.7%, or $22.3 million from December 31, 2012 and represented 7.0% of total assets at June 30, 2013, compared to 8.0% of total assets at December 31, 2012.

Increases to our shareholders’ equity consisted of net income of $18.6 million, the issuance of $628,000 in common stock (28,529 shares) through our dividend reinvestment plan and $373,000 of stock compensation expense, which was more than offset by a decrease in accumulated other comprehensive income of $33.1 million, the repurchase of $1.9 million of common stock, and $7.0 million in cash dividends paid.

On March 28, 2013, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, which was paid on May 9, 2013.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are currently considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of June 30, 2013, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$320,106	21.04%	$121,729	8.00%	N/A	N/A
Bank Only	$316,697	20.83%	$121,649	8.00%	$152,061	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$301,724	19.83%	$60,865	4.00%	N/A	N/A
Bank Only	$298,315	19.62%	$60,824	4.00%	$91,236	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$301,724	9.20%	$131,209	4.00%	N/A	N/A
Bank Only	$298,315	9.10%	$131,117	4.00%	$163,897	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.
Basel III Capital Rules. In July 2013, the Federal Reserve, our primary federal regulator, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Southside Bancshares and Southside Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules are effective for Southside Bancshares and Southside Bank on January 1, 2015 (subject to a phase-in period).
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Southside Bancshares and Southside Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Southside Bancshares and Southside Bank.
The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Currently, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Southside Bancshares and Southside Bank, may make a one-time permanent election to continue to exclude these items. Southside Bancshares and Southside Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. The Basel III Capital Rules provide that depository holding companies with less than $15 billion in total assets as of December 31, 2009, such as Southside Bancshares, may permanently include trust preferred securities and certain other non-qualifying instruments issued and included in Tier 1 or Tier 2 capital before May 19, 2010 in additional Tier 1 (subject to a maximum of 25% of Tier 1 capital) or Tier 2 capital until maturity or redemption.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to insured depository institutions, such as Southside Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four categories under the Basel I framework (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting our determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
Management believes that, as of June 30, 2013, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. The Basel III Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio test and net stable funding ratio test called for by the Basel III liquidity framework. See the section captioned “Supervision and Regulation” in Item 1. Business of our 2012 Form 10-K for more information on these topics.

The table below summarizes our key equity ratios for the three and six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Return on Average Assets	1.14%	1.09%
Return on Average Shareholders' Equity	14.52	13.51
Dividend Payout Ratio – Basic	38.46	38.78
Dividend Payout Ratio – Diluted	38.46	38.78
Average Shareholders' Equity to Average Total Assets	7.88	8.05
	Three Months Ended June 30,
	2013	2012
Return on Average Assets	1.21%	0.92%
Return on Average Shareholders' Equity	15.65	11.68
Dividend Payout Ratio – Basic	35.71	47.62
Dividend Payout Ratio – Diluted	35.71	47.62
Average Shareholders' Equity to Average Total Assets	7.74	7.90

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2013, these investments were 11.3% of total assets as compared with 18.6% for December 31, 2012 and 18.8% for June 30, 2012.  The decrease to 11.3% at June 30, 2013 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2013.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At June 30, 2013, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $196.2 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2012.  There were no substantial changes in these concentrations during the six months ended June 30, 2013.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2013, the SFG loans totaled approximately $87.3 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $30.5 million, or 2.4%, to $1.29 billion for the six months ended June 30, 2013 from $1.26 billion at December 31, 2012, and increased $110.2 million, or 9.3%, from $1.18 billion at June 30, 2012.  Average loans increased $140.6 million, or 12.4%, during the six months ended June 30, 2013 when compared to the same period in 2012.

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

The following table sets forth loan totals for the periods presented:

	At June 30, 2013	At December 31, 2012	At June 30, 2012
	(in thousands)
Real Estate Loans:
Construction	$123,493	$113,744	$105,675
1-4 Family Residential	385,241	368,845	325,720
Other	232,632	236,760	214,885
Commercial Loans	153,985	160,058	146,499
Municipal Loans	224,134	220,947	215,256
Loans to Individuals	173,944	162,623	175,165
Total Loans	$1,293,429	$1,262,977	$1,183,200

Our 1-4 family residential mortgage loans increased $16.4 million, or 4.4%, to $385.2 million at June 30, 2013, from $368.8 million at December 31, 2012, and $59.5 million, or 18.3%, from $325.7 million at June 30, 2012, due to the low interest rate environment and increased activity in the Dallas-Fort Worth market.

Other real estate loans, which are comprised primarily of commercial real estate loans, decreased $4.1 million, or 1.7%, to $232.6 million at June 30, 2013, from $236.8 million at December 31, 2012, and increased $17.7 million, or 8.3%, from $214.9 million at June 30, 2012.

Construction loans increased $9.7 million, or 8.6%, to $123.5 million at June 30, 2013 from $113.7 million at December 31, 2012, and $17.8 million, or 16.9%, from $105.7 million at June 30, 2012, due to increased activity in the Austin and Dallas-Fort Worth markets.

Municipal loans increased $3.2 million, or 1.4%, to $224.1 million at June 30, 2013, from $220.9 million at December 31, 2012, and increased $8.9 million, or 4.1%, from $215.3 million at June 30, 2012.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits. This provided additional opportunities for us to lend to municipalities.

Commercial loans decreased $6.1 million, or 3.8%, to $154.0 million at June 30, 2013, from $160.1 million at December 31, 2012, and increased $7.5 million, or 5.1% from $146.5 million at June 30, 2012.  The decrease for the six months ended June 30, 2013 in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, increased $11.3 million, or 7.0%, to $173.9 million at June 30, 2013, from $162.6 million at December 31, 2012, and decreased $1.2 million, or 0.7%, from $175.2 million at June 30, 2012.  Most of the increase for the six months ended June 30, 2013 is due to an increase in SFG loans.

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

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.  At June 30, 2013, the unallocated portion of the allowance for loan loss was $573,000, or 0.04%, of loans.

As of June 30, 2013, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and six months ended June 30, 2013, loan charge-offs were $2.7 million and $5.9 million, and recoveries were $512,000 and $1.1 million, resulting in net charge-offs of $2.2 million and $4.7 million, respectively.  For the three and six months ended June 30, 2012, loan charge-offs were $2.8 million and $5.0 million, and recoveries were $718,000 and $1.4 million, resulting in net charge-offs of $2.1 million and $3.6 million, respectively.  The increase in net charge-offs for the three and six months ended June 30, 2013, was primarily related to economic conditions requiring the write-down of nonperforming loans in the current year.  The necessary provision expense was estimated at $2.0 million and $2.5 million for the three and six months ended June 30, 2013, compared to $2.2 million and $5.2 million for the comparable period in 2012.  The decrease in provision expense for the three and six months ended June 30, 2013, compared to the same period in 2012 was primarily a result of the increase in the credit quality of the loans and to a lesser extent, a decrease in nonperforming assets.

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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2013	At December 31, 2012	At June 30, 2012
Nonaccrual loans	$8,179	$10,314	$10,077
Accruing loans past due more than 90 days	—	15	1
Restructured loans	3,053	2,998	2,352
Other real estate owned	772	686	960
Repossessed assets	266	704	388
Total Nonperforming Assets	$12,270	$14,717	$13,778

	At June 30, 2013	At December 31, 2012	At June 30, 2012
Asset Quality Ratios:
Nonaccruing loans to total loans	0.63%	0.82%	0.85%
Allowance for loan losses to nonaccruing loans	224.60	199.58	200.40
Allowance for loan losses to nonperforming assets	149.71	139.87	146.57
Allowance for loan losses to total loans	1.42	1.63	1.71
Nonperforming assets to total assets	0.36	0.45	0.41
Net charge-offs to average loans	0.75	0.74	0.63

Total nonperforming assets at June 30, 2013 were $12.3 million, a decrease of $2.4 million, or 16.6%, from $14.7 million at December 31, 2012 and a decrease of $1.5 million, or 10.9%, from $13.8 million at June 30, 2012.  The decrease in nonperforming assets for the six months ended June 30, 2013 is primarily a result of a decrease in nonaccrual loans.

From December 31, 2012 to June 30, 2013, nonaccrual loans decreased $2.1 million, or 20.7%, to $8.2 million, and from June 30, 2012, decreased $1.9 million, or 18.8%.  Of the total nonaccrual loans at June 30, 2013, 26.8% are residential real estate loans, 8.1% are commercial real estate loans, 18.8% are commercial loans, 27.5% are loans to individuals, primarily SFG automobile loans, and 18.8% are construction loans.  Accruing loans past due more than 90 days decreased $15,000, or 100.0%, at June 30, 2013, from $15,000 at December 31, 2012 and from June 30, 2012, decreased $1,000, or 100.0%.  Restructured loans increased $55,000, or 1.8%, to $3.1 million at June 30, 2013, from $3.0 million at December 31, 2012 and $701,000, or 29.8%, from $2.4 million at June 30, 2012.  OREO increased $86,000, or 12.5%, to $772,000 at June 30, 2013 from $686,000 at December 31, 2012 and decreased $188,000, or 19.6%, from $1.0 million at June 30, 2012.  The OREO at June 30, 2013, consisted primarily of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $438,000, or 62.2%, to $266,000 at June 30, 2013, from $704,000 at December 31, 2012 and $122,000, or 31.4%, from $388,000 at June 30, 2012.

Reorganization

During the second quarter of 2013, we completed the closure of Southside Securities, Inc.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 5.90% and 7.52%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.93% and 1.31%, respectively, relative to the base case over the next 12 months.  As of June 30, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 7.83% and 5.71%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.23% and 7.31%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at June 30, 2013 such litigation is not material to our financial position, results of operations or cash flows.

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

SOUTHSIDE BANCSHARES, INC.

		BY:	/s/ SAM DAWSON
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 6, 2013

		BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 6, 2013

Exhibit Index

Exhibit Number	Description

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	August 6, 2013	By:	/s/ SAM DAWSON
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	August 6, 2013	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Report”) by Southside Bancshares, Inc. (“Registrant”), each of the undersigned hereby certifies that to his knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

DATE:	August 6, 2013	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

DATE:	August 6, 2013	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer