Form 10-Q
period 2013-09-30
SOUTHSIDE BANCSHARES INC
filed 2013-11-06
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 31, 2013 was 17,900,001 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$51,823	$47,312
Interest earning deposits	7,853	103,318
Total cash and cash equivalents	59,676	150,630
Investment securities:
Available for sale, at estimated fair value	363,640	617,707
Held to maturity, at amortized cost	391,242	1,009
Mortgage-backed and related securities:
Available for sale, at estimated fair value	861,845	806,360
Held to maturity, at amortized cost	293,712	245,538
FHLB stock, at cost	32,781	27,889
Other investments, at cost	2,064	2,064
Loans held for sale	496	3,601
Loans:
Loans	1,317,568	1,262,977
Less: Allowance for loan losses	(19,356)	(20,585)
Net Loans	1,298,212	1,242,392
Premises and equipment, net	51,213	50,075
Goodwill	22,034	22,034
Other intangible assets, net	211	324
Interest receivable	16,701	18,936
Deferred tax asset	22,361	4,120
Other assets	51,786	44,724
TOTAL ASSETS	$3,467,974	$3,237,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$557,996	$595,093
Interest bearing	1,850,370	1,756,804
Total deposits	2,408,366	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	858	984
FHLB advances	229,103	150,985
Other obligations	219	219
Total short-term obligations	230,180	152,188
Long-term obligations:
FHLB advances	468,139	369,097
Long-term debt	60,311	60,311
Total long-term obligations	528,450	429,408
Unsettled trades to purchase securities	25,414	10,047
Other liabilities	36,256	36,100
TOTAL LIABILITIES	3,228,666	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 20,360,959 shares issued at September 30, 2013 and 19,446,187 shares issued at December 31, 2012)	25,451	24,308
Paid-in capital	213,242	195,602
Retained earnings	69,252	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(30,945)	2,938
TOTAL SHAREHOLDERS' EQUITY	239,308	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,467,974	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Loans	$18,625	$17,847	$54,680	$52,143
Investment securities – taxable	139	22	672	73
Investment securities – tax-exempt	5,556	3,839	14,391	9,467
Mortgage-backed and related securities	5,069	6,695	13,685	27,730
FHLB stock and other investments	36	57	135	190
Other interest earning assets	15	4	93	19
Total interest income	29,440	28,464	83,656	89,622
Interest expense
Deposits	2,011	2,455	6,082	8,615
Short-term obligations	116	1,551	1,755	4,877
Long-term obligations	2,043	2,450	5,778	7,581
Total interest expense	4,170	6,456	13,615	21,073
Net interest income	25,270	22,008	70,041	68,549
Provision for loan losses	3,640	3,265	6,153	8,491
Net interest income after provision for loan losses	21,630	18,743	63,888	60,058
Noninterest income
Deposit services	4,005	3,907	11,662	11,493
(Loss) gain on sale of securities available for sale	(3)	4,302	9,414	13,571
Loss on sale of securities carried at fair value through income	—	—	—	(498)

Total other-than-temporary impairment losses	—	—	(52)	(21)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	10	(160)
Net impairment losses recognized in earnings	—	—	(42)	(181)

FHLB advance option impairment charges	—	(195)	—	(2,031)
Gain on sale of loans	130	314	690	743
Trust income	759	705	2,212	2,051
Bank owned life insurance income	327	260	845	780
Other	1,334	1,205	3,178	3,439
Total noninterest income	6,552	10,498	27,959	29,367
Noninterest expense
Salaries and employee benefits	13,167	11,919	39,777	35,894
Occupancy expense	1,922	1,980	5,690	5,589
Advertising, travel & entertainment	599	606	1,896	1,813
ATM and debit card expense	310	251	994	817
Director fees	263	261	800	802
Supplies	173	178	592	559
Professional fees	730	781	1,932	2,084
Telephone and communications	383	416	1,218	1,267
FDIC insurance	433	429	1,263	1,313
FHLB prepayment fees	—	—	988	—
Other	2,284	2,255	6,599	6,556
Total noninterest expense	20,264	19,076	61,749	56,694

Income before income tax expense	7,918	10,165	30,098	32,731
Provision for income tax expense	304	1,558	3,887	6,256
Net income	$7,614	$8,607	$26,211	$26,475
Earnings per common share – basic	$0.43	$0.47	$1.47	$1.45
Earnings per common share – diluted	$0.42	$0.47	$1.46	$1.45
Dividends paid per common share	$0.20	$0.20	$0.60	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$7,614	$8,607	$26,211	$26,475
Other comprehensive income (loss):
Unrealized holding (losses) gains on available for sale securities during the period	(1,960)	15,469	(44,841)	11,425
Change in net unrealized (gain) loss on securities transferred to held to maturity	67	—	37	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	—	(10)	181
Reclassification adjustment for loss (gain) on sale of available for sale securities, included in net income	3	(4,302)	(9,414)	(13,571)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	—	42	181
Amortization of net actuarial loss, included in net periodic benefit cost	697	505	2,091	1,516
Amortization of prior service credit, included in net periodic benefit cost	(10)	(10)	(32)	(32)
Other comprehensive (loss) income, before tax	(1,203)	11,662	(52,127)	(300)
Income tax benefit related to other items of comprehensive income	420	(4,081)	18,244	106
Other comprehensive (loss) income, net of tax	(783)	7,581	(33,883)	(194)
Comprehensive income (loss)	$6,831	$16,188	$(7,672)	$26,281

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			26,475			26,475
Other comprehensive loss					(194)	(194)
Issuance of common stock (45,620 shares)	57	906				963
Stock compensation expense		303				303
Tax benefits related to stock awards		11				11
Net issuance of common stock under employee stock plans	10	49	(63)			(4)
Cash dividends paid on common stock ($0.58 per share)			(9,908)			(9,908)
Stock dividend declared	1,034	16,425	(17,459)			—
Balance at September 30, 2012	$24,247	$194,485	$71,691	$(28,377)	$14,527	$276,573

Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income			26,211			26,211
Other comprehensive loss					(33,883)	(33,883)
Issuance of common stock (43,733 shares)	54	959				1,013
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		571				571
Tax benefits related to stock awards		43				43
Net issuance of common stock under employee stock plans	24	72	(68)			28
Cash dividends paid on common stock ($0.60 per share)			(10,539)			(10,539)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at September 30, 2013	$25,451	$213,242	$69,252	$(37,692)	$(30,945)	$239,308

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$26,211	$26,475
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,756	2,706
Amortization of premium	27,203	35,354
Accretion of discount and loan fees	(4,705)	(3,611)
Provision for loan losses	6,153	8,491
Stock compensation expense	571	303
Deferred tax expense (benefit)	3	(1,988)
Excess tax benefits from stock-based compensation	(43)	(11)
Loss on sale of securities carried at fair value through income	—	498
Gain on sale of securities available for sale	(9,414)	(13,571)
Net other-than-temporary impairment losses	42	181
FHLB advance option impairment charges	—	2,031
Loss on sale of assets	4	—
Impairment on other real estate owned	—	28
Gain on sale of other real estate owned	(59)	(2)
Net change in:
Interest receivable	2,235	4,698
Other assets	(6,930)	(1,171)
Interest payable	(447)	(559)
Other liabilities	2,661	(1,683)
Loans held for sale	3,105	2,394
Net cash provided by operating activities	49,346	60,563

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(127,479)	—
Maturities, calls and principal repayments	150,737	67,162
Securities available for sale:
Purchases	(1,303,285)	(1,446,425)
Sales	697,458	745,085
Maturities, calls and principal repayments	287,582	279,995
Securities carried at fair value through income:
Purchases	—	(57,606)
Sales	—	675,255
Maturities, calls and principal repayments	—	25,279
Proceeds from redemption of FHLB stock	5,819	12,266
Purchases of FHLB stock and other investments	(10,711)	(12,336)
Net increase in loans	(62,287)	(142,126)
Purchases of premises and equipment	(3,898)	(2,036)
Proceeds from sales of other real estate owned	480	401
Proceeds from sales of repossessed assets	3,155	3,416
Net cash (used in) provided by investing activities	(362,429)	148,330

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2013	2012
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	23,483	157,650
Net increase (decrease) in certificates of deposit	32,966	(178,046)
Net decrease in federal funds purchased and repurchase agreements	(126)	(1,477)
Proceeds from FHLB advances	13,062,172	12,560,845
Repayment of FHLB advances	(12,885,012)	(12,650,197)
Excess tax benefits from stock-based awards	43	11
Net issuance of common stock under employee stock plan	28	—
Purchase of common stock	(1,899)	—
Proceeds from the issuance of common stock	1,013	963
Cash dividends paid	(10,539)	(9,908)
Net cash provided by (used in) financing activities	222,129	(120,159)

Net (decrease) increase in cash and cash equivalents	(90,954)	88,734
Cash and cash equivalents at beginning of period	150,630	43,238
Cash and cash equivalents at end of period	$59,676	$131,972

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$14,062	$21,633
Income taxes paid	$2,700	$11,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$3,931	$4,028
Transfer of available for sale securities to held to maturity securities	$452,884	$—
Adjustment to pension liability	$(2,059)	$(1,484)
5% stock dividend	$17,060	$17,459
Unsettled trades to purchase securities	$(25,414)	$(17,326)

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

As mentioned in our 10-K for the year ended December 31, 2012, we made a decision to close our broker-dealer subsidiary, Southside Securities, Inc. The closure was completed during the second quarter of 2013.

The consolidated balance sheet as of September 30, 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows and notes to the financial statements for the three- and nine-month periods ended September 30, 2013 and 2012 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

Subsequent Event

During the three months ended December 31, 2013, we will record approximately $2.0 million of income related to death benefit proceeds.

Accounting Pronouncements

We adopted an accounting standard on January 1, 2013, requiring an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

In addition, we adopted an accounting standard on January 1, 2013, requiring entities to provide information about the significant amounts reclassified out of accumulated other comprehensive income by component. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. The adoption of this standard as disclosed in “Note 3 - Accumulated Other Comprehensive Income (Loss),” did not have a significant impact on our consolidated financial statements.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and Diluted Earnings:
Net income	$7,614	$8,607	$26,211	$26,475
Basic weighted-average shares outstanding	17,876	18,233	17,860	18,211
Add: Stock options	49	15	32	12
Diluted weighted-average shares outstanding	17,925	18,248	17,892	18,223

Basic Earnings Per Share:	$0.43	$0.47	$1.47	$1.45

Diluted Earnings Per Share:	$0.42	$0.47	$1.46	$1.45

There were no anti-dilutive shares for the three month period ended September 30, 2013. For the nine month period ended September 30, 2013, there were approximately 6,000 anti-dilutive shares. For the three- and nine-month periods ended September 30, 2012, there were approximately 17,000 and 10,000 anti-dilutive shares, respectively.

3.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Nine Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income before reclassifications	(45,028)	177	—	—	(44,851)
Reclassified from accumulated other comprehensive income (1)	(9,377)	42	(32)	2,091	(7,276)
Income tax benefit (expense)	19,041	(76)	11	(732)	18,244
Net current-period other comprehensive (loss) income, net of tax	(35,364)	143	(21)	1,359	(33,883)
Ending balance, net of tax	$(4,864)	$(997)	$227	$(25,311)	$(30,945)

	Three Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(3,620)	$(1,012)	$234	$(25,764)	$(30,162)
Other comprehensive (loss) income before reclassifications	(1,983)	23	—	—	(1,960)
Reclassified from accumulated other comprehensive income (1)	70	—	(10)	697	757
Income tax benefit (expense)	669	(8)	3	(244)	420
Net current-period other comprehensive (loss) income, net of tax	(1,244)	15	(7)	453	(783)
Ending balance, net of tax	$(4,864)	$(997)	$227	$(25,311)	$(30,945)

	Nine Months Ended September 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive income before reclassifications	11,402	204	—	—	11,606
Reclassified from accumulated other comprehensive income	(13,571)	181	(32)	1,516	(11,906)
Income tax benefit (expense)	760	(135)	11	(530)	106
Net current-period other comprehensive (loss) income, net of tax	(1,409)	250	(21)	986	(194)
Ending balance, net of tax	$35,862	$(1,327)	$255	$(20,263)	$14,527

	Three Months Ended September 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$28,655	$(1,379)	$262	$(20,592)	$6,946
Other comprehensive income before reclassifications	15,389	80	—	—	15,469
Reclassified from accumulated other comprehensive income	(4,302)	—	(10)	505	(3,807)
Income tax benefit (expense)	(3,880)	(28)	3	(176)	(4,081)
Net current-period other comprehensive (loss) income, net of tax	7,207	52	(7)	329	7,581
Ending balance, net of tax	$35,862	$(1,327)	$255	$(20,263)	$14,527

(1) Includes realized gains on sale of securities and amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity.

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized holding gains arising during period:
Realized (loss) gain on sale of securities (1)	$(3)	$4,302	$9,414	$13,571
Change in unrealized loss on securities transferred to held to maturity (2)	(67)	—	(37)	—
Impairment losses (3)	—	—	(42)	(181)
Total before tax	(70)	4,302	9,335	13,390
Tax benefit (expense)	24	(1,506)	(3,268)	(4,687)
Net of tax	$(46)	$2,796	$6,067	$8,703

Amortization of pension plan items:
Net loss (4)	$(697)	$(505)	$(2,091)	$(1,516)
Prior service credit (4)	10	10	32	32
Total before tax	(687)	(495)	(2,059)	(1,484)
Tax benefit (expense)	241	173	721	519
Net of tax	$(446)	$(322)	$(1,338)	$(965)
Total reclassifications for the period, net of tax	$(492)	$2,474	$4,729	$7,738

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

4.     Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities as of September 30, 2013 and December 31, 2012, are reflected in the tables below (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$12,624	$—	$—	$1,449	$11,175
State and Political Subdivisions	343,955	5,954	—	11,777	338,132
Other Stocks and Bonds	15,773	145	1,535	50	14,333
Mortgage-backed Securities: (1)
Residential	783,586	16,141	—	2,322	797,405
Commercial	67,102	257	—	2,919	64,440
Total	$1,223,040	$22,497	$1,535	$18,517	$1,225,485

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$391,242	$1,672	$—	$13,144	$379,770
Mortgage-backed Securities: (1)
Residential	92,127	4,581	—	—	96,708
Commercial	201,585	711	—	6,153	196,143
Total	$684,954	$6,964	$—	$19,297	$672,621

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities: (1)
Residential	789,356	18,003	—	999	806,360
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities: (1)
Residential	245,538	8,770	—	47	254,261
Total	$246,547	$8,898	$—	$47	$255,398

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Securities carried at fair value through income were as follows (in thousands):

	At September 30,	At December 31,	At December 31,
	2013	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$30,413
Government-Sponsored Enterprises	—	—	617,346
Total	$—	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) gain on sales transactions	$—	$—	$—	$(498)
Net mark-to-market gains	—	—	—	—
Net (loss) gain on securities carried at fair value through income	$—	$—	$—	$(498)

The following table represents the unrealized loss on securities for the nine months ended September 30, 2013 and year ended December 31, 2012 (in thousands):

	As of September 30, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$11,175	$1,449	$—	$—	$11,175	$1,449
State and Political Subdivisions	212,259	11,777	—	—	212,259	11,777
Other Stocks and Bonds	5,264	50	1,167	1,535	6,431	1,585
Mortgage-backed Securities:
Residential	113,952	1,976	25,938	346	139,890	2,322
Commercial	61,621	2,919	—	—	61,621	2,919
Total	$404,271	$18,171	$27,105	$1,881	$431,376	$20,052
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$285,797	$13,144	$—	$—	$285,797	$13,144
Mortgage-backed Securities:
Commercial	109,084	6,153	—	—	109,084	6,153
Total	$394,881	$19,297	$—	$—	$394,881	$19,297

	As of December 31, 2012
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities:
Residential	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
HELD TO MATURITY
Mortgage-backed Securities:
Residential	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

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

At September 30, 2013, we have in AFS Other Stocks and Bonds, $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2013 for the TRUPs is approximately $1.2 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2013 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2013.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.3 million at September 30, 2013 and December 31, 2012. The noncredit charge to other comprehensive income was estimated at $1.5 million and $1.8 million at September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013 and 2012, the additional write-down recognized in earnings was approximately $42,000 and $181,000, respectively. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP. We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at September 30, 2013 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,298	$702	$27	C1	Ca
2	2,000	550	1,450	741	B1	C
3	2,000	1,450	550	399	B2	C
	$6,000	$3,298	$2,702	$1,167

The following tables present a roll forward of the credit losses recognized in earnings, on the TRUPs
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,298	$3,256	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	—	42	181
Balance, end of period	$3,298	$3,256	$3,298	$3,256

Interest income recognized on securities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
U.S. Treasury	$17	$—
U.S. Government Agency Debentures	378	—
State and Political Subdivisions	14,516	9,489
Other Stocks and Bonds	152	51
Mortgage-backed Securities	13,685	27,730
Total interest income on securities	$28,748	$37,270

	Three Months Ended September 30,
	2013	2012
U.S. Treasury	$—	$—
U.S. Government Agency Debentures	73	—
State and Political Subdivisions	5,569	3,847
Other Stocks and Bonds	53	14
Mortgage-backed Securities	5,069	6,695
Total interest income on securities	$10,764	$10,556

During the second quarter of 2013, the Company transferred commercial mortgage-backed securities with a fair value of $57.9 million and state and political subdivision securities with a fair value of $232.2 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $3.6 million ($2.4 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. During the third quarter of 2013, the Company transferred additional commercial mortgage-backed securities with a fair value of $72.9 million and state and political subdivision securities with a fair value of $89.8 million from AFS to HTM. The net unrealized loss on the securities transferred from AFS to HTM in the third quarter was $15.0 million ($9.7 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities.

There were no sales from the HTM portfolio during the nine months ended September 30, 2013 or 2012.  There were $685.0 million and $246.5 million of securities classified as HTM at September 30, 2013 and December 31, 2012, respectively.

Of the $9.4 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2013, there were $13.1 million in realized gains and approximately $3.7 million in realized losses.  Of the $13.6 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2012, there were $13.8 million in realized gains and approximately $174,000 in realized losses.

The amortized cost and fair value of securities at September 30, 2013, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2013
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$1,252	$1,252
Due after one year through five years	20,007	20,509
Due after five years through ten years	29,891	31,174
Due after ten years	321,202	310,705
	372,352	363,640
Mortgage-backed Securities:	850,688	861,845
Total	$1,223,040	$1,225,485

	September 30, 2013
	Amortized Cost	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	330	327
Due after five years through ten years	13,180	12,861
Due after ten years	377,732	366,582
	391,242	379,770
Mortgage-backed Securities:	293,712	292,851
Total	$684,954	$672,621

Investment and mortgage-backed securities with book values of $1.1 billion and $945.7 million were pledged as of September 30, 2013 and December 31, 2012, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2013	December 31, 2012
Real Estate Loans:
Construction	$126,922	$113,744
1-4 Family residential	387,964	368,845
Other	252,827	236,760
Commercial loans	153,019	160,058
Municipal loans	223,063	220,947
Loans to individuals	173,773	162,623
Total loans	1,317,568	1,262,977
Less: Allowance for loan losses	19,356	20,585
Net loans	$1,298,212	$1,242,392

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  An average three-year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Nine Months Ended September 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(214)	246	108	(628)	(21)	7,846	(1,184)	6,153
Loans charged off	—	(228)	(67)	(292)	—	(8,784)	—	(9,371)
Recoveries of loans charged off	49	85	338	190	—	1,327	—	1,989
Balance at end of period	$2,190	$3,648	$2,669	$2,428	$612	$7,762	$47	$19,356

	Three Months Ended September 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370
Provision (reversal) for loan losses	63	(35)	237	(8)	(21)	3,930	(526)	3,640
Loans charged off	—	—	—	(94)	—	(3,420)	—	(3,514)
Recoveries of loans charged off	27	74	328	80	—	351	—	860
Balance at end of period	$2,190	$3,648	$2,669	$2,428	$612	$7,762	$47	$19,356

	Nine Months Ended September 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	134	371	353	312	25	7,276	20	8,491
Loans charged off	(15)	(181)	(99)	(402)	—	(7,367)	—	(8,064)
Recoveries of loans charged off	70	166	5	271	—	1,369	—	1,881
Balance at end of period	$2,809	$2,313	$3,310	$3,058	$644	$7,522	$1,192	$20,848

	Three Months Ended September 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194
Provision (reversal) for loan losses	312	(25)	176	(121)	13	2,857	53	3,265
Loans charged off	—	(128)	(6)	(27)	—	(2,901)	—	(3,062)
Recoveries of loans charged off	23	6	2	18	—	402	—	451
Balance at end of period	$2,809	$2,313	$3,310	$3,058	$644	$7,522	$1,192	$20,848

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion (in thousands):

	As of September 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$82	$176	$70	$429	$15	$128	$—	$900
Ending balance – collectively evaluated for impairment	2,108	3,472	2,599	1,999	597	7,634	47	18,456
Balance at end of period	$2,190	$3,648	$2,669	$2,428	$612	$7,762	$47	$19,356

	As of December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$200	$222	$243	$631	$—	$175	$—	$1,471
Ending balance – collectively evaluated for impairment	2,155	3,323	2,047	2,527	633	7,198	1,231	19,114
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

The following table details activity of the reserve for unfunded loan commitments for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$5	$26
Provision (reversal) for losses on unfunded loan commitments	9	(23)
Balance at end of period	$14	$3

	Three Months Ended September 30,
	2013	2012
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$12	$3
Provision (reversal) for losses on unfunded loan commitments	2	—
Balance at end of period	$14	$3

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	September 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,529	$2,416	$1,725	$2,535	$759	$475	$9,439
Loans collectively evaluated for impairment	125,393	385,548	251,102	150,484	222,304	173,298	1,308,129
Total ending loan balance	$126,922	$387,964	$252,827	$153,019	$223,063	$173,773	$1,317,568

	December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,465	$2,799	$2,613	$2,043	$—	$594	$10,514
Loans collectively evaluated for impairment	111,279	366,046	234,147	158,015	220,947	162,029	1,252,463
Total ending loan balance	$113,744	$368,845	$236,760	$160,058	$220,947	$162,623	$1,262,977

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	September 30, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$120,498	$—	$3,579	$2,738	$107	$—	$126,922
1-4 Family residential	380,266	1,647	1,301	4,429	321	—	387,964
Other	238,743	2,586	4,825	6,641	32	—	252,827
Commercial loans	145,312	849	10	6,264	584	—	153,019
Municipal loans	222,018	—	—	1,045	—	—	223,063
Loans to individuals	172,694	37	3	785	254	—	173,773
Total	$1,279,531	$5,119	$9,718	$21,902	$1,298	$—	$1,317,568

	December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$106,091	$—	$3,637	$3,941	$75	$—	$113,744
1-4 Family residential	360,282	1,805	170	5,711	877	—	368,845
Other	226,394	2,721	4,073	3,319	253	—	236,760
Commercial loans	153,774	731	—	4,690	863	—	160,058
Municipal loans	220,388	204	—	355	—	—	220,947
Loans to individuals	161,458	27	4	723	393	18	162,623
Total	$1,228,387	$5,488	$7,884	$18,739	$2,461	$18	$1,262,977

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2013	At December 31, 2012
Nonaccrual loans	$8,370	$10,314
Accruing loans past due more than 90 days	2	15
Restructured loans	3,802	2,998
Other real estate owned	740	686
Repossessed assets	739	704
Total Nonperforming Assets	$13,653	$14,717

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	September 30, 2013		December 31, 2012
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$1,489	$—	$2,416	$—
1-4 Family residential	1,403	—	2,001	—
Other	542	—	1,357	—
Commercial loans	2,276	—	1,812	—
Loans to individuals	2,660	2	2,728	15
Total	$8,370	$2	$10,314	$15

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$—	$226	$1,489	$1,715	$125,207	$126,922
1-4 Family residential	158	754	1,403	2,315	385,649	387,964
Other	1,282	530	542	2,354	250,473	252,827
Commercial loans	413	24	2,276	2,713	150,306	153,019
Municipal loans	—	—	—	—	223,063	223,063
Loans to individuals	6,238	1,733	2,662	10,633	163,140	173,773
Total	$8,091	$3,267	$8,372	$19,730	$1,297,838	$1,317,568

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$1,589	$—	$2,416	$4,005	$109,739	$113,744
1-4 Family residential	4,450	977	2,001	7,428	361,417	368,845
Other	1,639	273	1,357	3,269	233,491	236,760
Commercial loans	769	175	1,812	2,756	157,302	160,058
Municipal loans	709	—	—	709	220,238	220,947
Loans to individuals	5,908	1,191	2,743	9,842	152,781	162,623
Total	$15,064	$2,616	$10,329	$28,009	$1,234,968	$1,262,977

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,801	$5	$123	$3,391	$—	$188
1-4 Family residential	3,015	27	101	2,893	20	106
Other	2,031	49	78	1,584	42	110
Commercial loans	2,090	22	109	2,200	41	116
Municipal loans	152	26	31	—	—	—
Loans to individuals	3,016	280	502	3,076	339	530
Total	$12,105	$409	$944	$13,144	$442	$1,050

	Three Months Ended
	September 30, 2013			September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,539	$—	$40	$2,980	$—	$60
1-4 Family residential	2,840	10	34	2,846	11	26
Other	1,781	17	26	1,631	22	45
Commercial loans	2,218	11	39	2,506	29	61
Municipal loans	379	5	11	—	—	—
Loans to individuals	2,950	54	210	3,224	189	258
Total	$11,707	$97	$360	$13,187	$251	$450

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

	September 30, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,650	$—	$1,529	$1,529	$82
1-4 Family residential	2,544	—	2,416	2,416	176
Other	1,745	—	1,725	1,725	70
Commercial loans	2,779	—	2,535	2,535	429
Municipal loans	759	—	759	759	15
Loans to individuals	3,438	—	3,176	3,176	1,500
Total	$13,915	$—	$12,140	$12,140	$2,272

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,716	$—	$2,465	$2,465	$200
1-4 Family residential	2,907	—	2,799	2,799	222
Other	3,133	—	2,613	2,613	243
Commercial loans	2,215	—	2,043	2,043	630
Municipal loans	—	—	—	—	—
Loans to individuals	3,626	1	3,359	3,360	1,428
Total	$15,597	$1	$13,279	$13,280	$2,723

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

The following tables set forth the recorded investment in loans modified for the periods presented (dollars in thousands):

	Nine Months Ended September 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$40	$—	$—	$—	$40	1
1-4 Family residential	282	—	—	120	402	5
Other	162	—	—	15	177	2
Commercial loans	266	—	—	91	357	5
Municipal loans	759	—	—	—	759	1
Loans to individuals	14	278	—	55	347	42
Total	$1,523	$278	$—	$281	$2,082	56

	Three Months Ended September 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	—	—	—	—	—	—
Other	162	—	—	—	162	1
Commercial loans	—	—	—	73	73	1
Municipal loans	759	—	—	—	759	1
Loans to individuals	—	120	—	8	128	16
Total	$921	$120	$—	$81	$1,122	19

	Nine Months Ended September 30, 2012
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	518	87	—	286	891	10
Other	164	—	—	—	164	4
Commercial loans	360	—	—	803	1,163	11
Municipal loans	—	—	—	—	—	—
Loans to individuals	12	—	8	30	50	27
Total	$1,054	$87	$8	$1,119	$2,268	52

	Three Months Ended September 30, 2012
	Extend Amortization Period	Interest Rate Reductions	Principal Forgiveness	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$—	$—	$—	$—	$—	—
1-4 Family residential	285	—	—	—	285	3
Other	79	—	—	—	79	3
Commercial loans	144	—	—	311	455	5
Municipal loans	—	—	—	—	—	—
Loans to individuals	12	—	—	28	40	23
Total	$520	$—	$—	$339	$859	34

(1)	These modifications include more than one of the following: extension of the amortization period, interest rate reduction and principal forgiveness.

The majority of loans restructured as TDRs during the nine months ended September 30, 2013 and September 30, 2012 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and nine months ended September 30, 2013 and September 30, 2012 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2013 and 2012, defaults on loans that were modified as TDRs were not significant.
At September 30, 2013 and September 30, 2012, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

6.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
FHLB Advances (1)	$468,139	$369,097

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$528,450	$429,408

(1)	At September 30, 2013, the weighted average cost of these advances was 1.47%. Long-term FHLB Advances have maturities ranging from November 2014 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1881% through December 30, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.565% through October 29, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.5044% through December 15, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0621% through November 24, 2013 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised. During the first quarter of 2013, the remaining $50 million par of long-term advance commitments expired unexercised.  For the three and nine months ended September 30, 2012, we recorded impairment charges of $195,000 and $2.0 million in our income statement.  At December 31, 2012, the FHLB advance option fees were fully impaired. At September 30, 2013, there were no FHLB advance option fees recorded on our balance sheet.

7.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Restoration Plan
	2013	2012	2013	2012
Service cost	$1,588	$1,302	$224	$120
Interest cost	2,366	2,301	351	293
Expected return on assets	(3,596)	(3,088)	—	—
Net loss recognition	1,648	1,278	443	238
Prior service credit amortization	(31)	(31)	(1)	(1)
Net periodic benefit cost	$1,975	$1,762	$1,017	$650

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Restoration Plan
	2013	2012	2013	2012
Service cost	$529	$434	$75	$40
Interest cost	789	768	117	98
Expected return on assets	(1,199)	(1,030)	—	—
Net loss recognition	549	426	148	79
Prior service credit amortization	(10)	(10)	—	—
Net periodic benefit cost	$658	$588	$340	$217

Employer Contributions.  For the nine months ended September 30, 2013, contributions of $5.0 million and $60,000 have been made to our defined benefit and restoration plans, respectively. We do not expect further contributions to the defined benefit plan during 2013.

8.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,276,283 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers.  During the three months ended September 30, 2012, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan. No grants have been made under the 2009 Incentive Plan during 2013.

As of September 30, 2013, there were 230,098 unvested awards outstanding.  For the three and nine months ended September 30, 2013, there was share-based compensation expense of $198,000 and $571,000, respectively, with an associated income tax benefit for the three and nine months of $69,000 and $200,000, respectively. As of September 30, 2012, there were 359,643 unvested awards outstanding.  Share-based compensation expense for the three and nine months ended September 30, 2012 was $171,000 and $304,000, respectively, with an associated income tax benefit for the three and nine months of $60,000 and $106,000, respectively.

As of September 30, 2013 and 2012, there was $1.5 million and $2.5 million of unrecognized compensation cost related to the unvested awards outstanding. The remaining cost is expected to be recognized over a weighted-average period of 2.22 years.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the nine months ended September 30, 2013 and 2012, there were 19,339 and 10,547 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

The following table presents activity related to our RSUs and NQSOs as of September 30, 2013.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2013	867,057	50,178	$18.93	349,685	$18.82	$5.45
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	(4,435)	17.83	5.35
Stock awards vested	—	(15,822)	18.72	—	—	—
Forfeited	21,107	(3,310)	18.80	(17,797)	18.88	5.44
Canceled/expired	—	—	—	—	—	—
Balance, September 30, 2013	888,164	31,046	$19.05	327,453	$18.83	$5.45

Other information regarding options outstanding and exercisable as of September 30, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$17.41	-	19.94	327,453	$18.83	8.34	128,401	$18.39
Total			327,453	$18.83	8.34	128,401	$18.39

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $2.6 million and $1.1 million at September 30, 2013, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2013 and 2012 was $79,000 and $25,000, respectively. The total intrinsic value related to stock options exercised during the nine months ended September 30, 2013 and 2012, was $31,000 and $20,000, respectively. The tax benefit realized for the deductions related to the stock awards was $43,000 and $11,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

We review the prices quarterly supplied by the independent pricing services for reasonableness.  In addition, we obtain an understanding of their underlying pricing methodologies and their Statement on Standards for Attestation Engagements-Reporting on Controls of a Service Organization (“SSAE 16”).  We validate prices supplied by the independent pricing services by comparison to prices obtained from, two and in some cases, three additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At September 30, 2013 and December 31, 2012, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2013 and December 31, 2012, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Nine Months Ended September 30, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$11,175	$—	$11,175	$—	$—
State and Political Subdivisions	338,132	—	338,132	—	—
Other Stocks and Bonds	14,333	—	13,166	1,167	(42)
Mortgage-backed Securities: (1)
Residential	797,405	—	797,405	—	—
Commercial	64,440	—	64,440	—	—
Total recurring fair value measurements	$1,225,485	$—	$1,224,318	$1,167	$(42)

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,479	$—	$—	$1,479	$(716)
Impaired loans (3)	9,868	—	—	9,868	(19)
Total nonrecurring fair value measurements	$11,347	$—	$—	$11,347	$(735)

	At or For the Year Ended December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$60,863	$—	$60,863	$—	$—
State and Political Subdivisions	545,688	—	545,688	—	—
Other Stocks and Bonds	11,156	—	10,166	990	(181)
Mortgage-backed Securities: (1)
Residential	806,360	—	806,360	—	—
Total recurring fair value measurements	$1,424,067	$—	$1,423,077	$990	$(181)

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,390	$—	$—	$1,390	$(752)
Impaired loans (3)	10,557	—	—	10,557	(81)
Total nonrecurring fair value measurements	$11,947	$—	$—	$11,947	$(833)

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(3)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other Stocks and Bonds
Balance at Beginning of Period	$1,144	$623	$990	$499

Total gains or losses (realized/unrealized):
Included in earnings	—	—	(42)	(181)
Included in other comprehensive income (loss)	23	80	219	385
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at End of Period	$1,167	$703	$1,167	$703

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$—	$(42)	$(181)

The following table presents income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the period presented for recurring Level 3 assets, as shown in the previous tables (in thousands):

	Nine Months Ended September 30, 2013
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
AVAILABLE FOR SALE	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment Securities:
Other stocks and bonds	$—	$—	$(42)	$—	$(42)	$—

Three Months Ended September 30, 2013
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
AVAILABLE FOR SALE	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Investment Securities:
Other stocks and bonds	$—	$—	$—	$—	$—	$—

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of September 30, 2013.  No liabilities were recorded as Level 3 at September 30, 2013 (in thousands):

AVAILABLE FOR SALE	As of September 30, 2013
Investment Securities:	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
Other stocks and bonds	$1,167	Discounted Cash Flows	Constant prepayment rate	1% - 2

			Discount Rate	Libor + 13% - 14

			Loss Severity	25% - 100

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2013, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income mortgage-backed securities with embedded derivatives and those purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable, and as such cannot be bifurcated.  At September 30, 2013 and 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income which resulted in a loss on sale of securities carried at fair value through income of $498,000.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
September 30, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$59,676	$59,676	$59,676	$—	$—
Investment securities:
Held to maturity, at amortized cost	391,242	379,770	—	379,770	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	293,712	292,851	—	292,851	—
FHLB stock and other investments, at cost	34,845	34,845	—	34,845	—
Loans, net of allowance for loan losses	1,298,212	1,277,628	—	—	1,277,628
Loans held for sale	496	496	—	496	—
Financial Liabilities:
Retail deposits	$2,408,366	$2,407,452	$—	$2,407,452	$—
Federal funds purchased and repurchase agreements	858	858	—	858	—
FHLB advances	697,242	686,092	—	686,092	—
Long-term debt	60,311	43,982	—	43,982	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at September 30, 2013 or December 31, 2012.

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

We had outstanding unused commitments to extend credit of $161.0 million and $132.8 million at September 30, 2013 and December 31, 2012, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2013 and December 31, 2012 were $13.6 million and $13.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.7 million and $5.6 million at September 30, 2013 and December 31, 2012, respectively.

The scheduled maturities of unused commitments were as follows (in thousands):

	At September 30, 2013	At December 31, 2012
Unused commitments:
Due in one year or less	$119,304	$84,756
Due after one year	41,650	48,061
Total	$160,954	$132,817

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

Securities. In the normal course of business we buy and sell securities.  There were $25.4 million and $10.0 million of unsettled trades to purchase at September 30, 2013 and December 31, 2012, respectively.  There were no unsettled trades to sell securities as of September 30, 2013 or December 31, 2012.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2013 or December 31, 2012.

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

We reported a decrease in net income for the three and nine months ended September 30, 2013 compared to the same period in 2012.  Net income to Southside Bancshares, Inc. for the three and nine months ended September 30, 2013 was $7.6 million and $26.2 million, respectively, compared to $8.6 million and $26.5 million, respectively, for the same period in 2012.

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

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities ("MBS")portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

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

•	The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices;

•	The development of regulations to limit debit card interchange fees;

•	The elimination of newly issued trust preferred securities as a permitted element of Tier 1 capital;

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund;

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants;

•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC;

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities; and

•	The establishment of a Bureau of Consumer Financial Protection with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

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

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly determine the necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of September 30, 2013, our review of the loan portfolio indicated that a loan loss allowance of $19.4 million was appropriate to cover probable losses in the portfolio.

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

Estimation of Fair Value.  The estimation of fair value is significant to a number of our assets and liabilities.  In addition, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values for securities are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment and MBS are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or estimates from independent pricing services.  Where there are price variances outside certain ranges from different pricing services for specific securities, those pricing variances are reviewed with other market data to determine which of the price estimates is appropriate for that period.  For securities carried at fair value through income, the change in fair value from the prior period is recorded on our income statement as fair value gain (loss) – securities.

At September 30, 2008 and continuing at September 30, 2013, the valuation inputs for our available for sale ("AFS") trust preferred securities ("TRUPs") became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  We continue to rely on nonbinding prices compiled by third party vendors which we have verified to be an appropriate measure of fair value. However, the significant illiquidity in this market results in a fair value not clearly based on observable market data but rather a range of fair value data points from the market place. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and MBS classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity ("HTM") are subject to our review to identify when a decline in value is other-than-temporary.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  Factors considered in determining whether a decline in value is other-than-temporary include: (1) whether the decline is substantial; the duration of the decline; the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets we consider expected cash flows of the investment in determining if impairment exists.

At September 30, 2013, we have in AFS Other Stocks and Bonds $2.7 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2013, for the TRUPs is approximately $1.2 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio at September 30, 2013, with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2013.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have estimated the credit component at $3.3 million at September 30, 2013 and at December 31, 2012.  The noncredit charge to other comprehensive income was estimated at $1.5 million and $1.8 million at September 30, 2013 and December 31, 2012, respectively.  The carrying amount of the TRUPs was written down with $42,000 recognized in earnings for the nine months ended September 30, 2013, and $181,000 during the year ended December 31, 2012. The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2013.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2013, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.08%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2013, and December 31, 2012, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Balance Sheet Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB, and when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. agency MBS, and to a lesser extent, long-term municipal securities.  Although U.S. agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our annual report on Form 10-K for the year ended December 31, 2012, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.

The management of our securities portfolio as a percentage of earning assets is guided by the current economics associated with increasing the securities portfolio, changes in our overall loan and deposit levels, and changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on MBS or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with slower loan growth and higher credit costs.

The quarter ended September 30, 2013, was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio. During the quarter ended September 30, 2013, we sold long duration, lower coupon municipal securities, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures. The sale of these securities resulted in a slight overall loss on the sale of available for sale securities of $3,000 during the three months ended September 30, 2013. Purchases included higher coupon shorter duration municipal securities, U.S. Agency Commercial MBS with maturities ten years or less and shorter duration U.S. Agency MBS at lower premiums that created a favorable risk reward scenario. At September 30, 2013, total unamortized premium for our MBS decreased to approximately $31.2 million from approximately $60.7 million at

September 30, 2012.  Our investment securities and U.S. agency MBS increased from $1.67 billion at December 31, 2012 to $1.91 billion at September 30, 2013, due to strategic increases in each of the first three quarters. During the third quarter, we reduced our municipal securities by selling lower coupon, longer duration municipals, and the large majority of the increase in the securities portfolio resulted from the purchase of shorter duration U.S. Agency MBS that created an overall favorable risk reward scenario.  The average coupon of the MBS portfolio decreased to 4.43% at September 30, 2013 from 5.11% at December 31, 2012. The average coupon of the municipal securities portfolio increased to 4.89% at September 30, 2013 when compared to 4.14% at December 31, 2012. At September 30, 2013, securities as a percentage of assets increased to 55.1% as compared to 51.6% at December 31, 2012.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we will likely allow this part of the balance sheet to shrink through maturities, prepayments or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet. Given the current low interest rate environment and steep yield curve, our portfolio decisions reflect our significant focus on interest rate risk. We will continue to manage the balance sheet with the knowledge that at some point we are likely to transition to a higher interest rate environment.

With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. Our FHLB borrowings at September 30, 2013, increased 34.1%, or $177.2 million, to $697.2 million from $520.1 million at December 31, 2012, primarily to fund the increase in the securities portfolio.  During April 2013, we prepaid $66.2 million of FHLB advances with an average rate of 4.03%. In June 2013 we prepaid an additional $24 million of FHLB advances with an average rate of 3.02%. This represented all of our higher priced advances maturing through February 2014. We paid a prepayment fee of $1.0 million which was more than offset by gains on available for sale securities. During the nine months ended September 30, 2013, our long-term FHLB advances increased $99.0 million, to $468.1 million from $369.1 million at December 31, 2012. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our long-term brokered CDs increased from $36.0 million at June 30, 2013, to $50.4 million at September 30, 2013.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  As interest rates have increased, we have started issuing more callable long-term CDs because we believe the value of the call has increased. We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Overall growth in wholesale funding resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 31.7% at September 30, 2013, from 25.1% at September 30, 2012 and 23.1% at December 31, 2012.

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

Net interest income for the nine months ended September 30, 2013 was $70.0 million, an increase of $1.5 million, or 2.2%, compared to the same period in 2012.

During the nine months ended September 30, 2013, total interest income decreased $6.0 million, or 6.7%, to $83.7 million compared to $89.6 million, for the same period in 2012.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.23% for the nine months ended September 30, 2012 to 3.98% for the nine months ended September 30, 2013, which more than offset the increase in average interest earning assets of $47.2 million, or 1.5%, from $3.08 billion to $3.13 billion.  Total interest expense decreased $7.5 million, or 35.4%, to $13.6 million, during the nine months ended September 30, 2013, as compared to $21.1 million during the same period in 2012.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2013, to 0.74% from 1.15% for the same period in 2012, which more than offset the increase in average interest bearing liabilities of $25.7 million, or 1.1%, from $2.44 billion for the nine months ended September 30, 2012, to $2.47 billion for the same period in 2013.

Net interest income increased during the three months ended September 30, 2013 when compared to the same period in 2012 as a result of a decrease in interest expense, along with an increase in interest income. Our average interest earning assets during this period increased $128.8 million, or 4.1%.  The decrease in the average yield on interest bearing liabilities of 41 basis points is a result of a continued low interest rate environment, the repricing of deposits into this low interest rate environment and the repricing of higher priced FHLB advances that matured or were prepaid. For the three months ended September 30, 2013, our net interest spread and net interest margin increased to 3.37% and 3.51%, respectively, from 2.99% and 3.22% when compared to the same period in 2012.

During the nine months ended September 30, 2013, average loans increased $126.0 million, or 10.9%, compared to the same period in 2012.  1-4 Family Residential loans represent a large part of this increase.  The average yield on loans decreased from 6.36% for the nine months ended September 30, 2012 to 5.98% for the nine months ended September 30, 2013.  The increase in interest income on loans of $2.5 million, or 4.9%, to $54.7 million for the nine months ended September 30, 2013, when compared to $52.1 million for the same period in 2012 was the result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended September 30, 2013, average loans increased $97.0 million, or 8.1%, to $1.30 billion, when compared to $1.20 billion for the same period in 2012.  The average yield on loans decreased from 6.30% for the three months ended September 30, 2012 to 5.97% for the three months ended September 30, 2013.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.

Average investment and MBS decreased $104.9 million, or 5.6%, from $1.87 billion to $1.77 billion, for the nine months ended September 30, 2013, when compared to the same period in 2012.  At September 30, 2013, most of our MBS were fixed rate securities and less than two percent were variable rate MBS.  The overall yield on average investment and MBS decreased to 2.67% during the nine months ended September 30, 2013, from 3.01% during the same period in 2012.  The decrease in the average yield primarily reflects the purchase of new securities in an overall lower interest rate environment due to the decrease in the average interest rates during the majority of the first six months of 2013.  Interest income on investment and MBS decreased $8.5 million during the nine months ended September 30, 2013, or 22.9%, compared to the same period in 2012 due to a decrease in the average yield and average balance.  For the three months ended September 30, 2013, average investment and MBS increased $23.7 million, or 1.3%, to $1.89 billion, when compared to $1.87 billion for the same period in 2012.  The overall yield on average investment and MBS increased to 2.78% during the three months ended September 30, 2013, from 2.68% during the same period in 2012 primarily as a result of an increase in municipal securities.  Interest income from investment and MBS increased $208,000, or 2.0%, to $10.8 million for the three months ended September 30, 2013, compared to $10.6 million for the same period in 2012.  The increase in interest income for the three months is due to an increase in the average yield and the average balance.

Average FHLB stock and other investments decreased $5.1 million, or 14.7%, to $29.8 million, for the nine months ended September 30, 2013, when compared to $35.0 million for the same period in 2012 due to a decrease in average FHLB advances during 2013 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $55,000, or 28.9%, during the nine months ended September 30, 2013, when compared to the same period in 2012 due to a decrease in the average balance and average yield from 0.73% for the nine months ended September 30, 2012, compared to 0.60% for the same period in 2013.  For the three months ended September 30, 2013, average FHLB stock and other investments decreased $2.3 million, or 6.5%, to $33.5 million, when compared to $35.8 million for the same period in 2012.  Interest income from FHLB stock and other investments decreased $21,000, or 36.8%, to $36,000, for the three months ended September 30, 2013, when compared to $57,000 for the same period in 2012 as a result of the decrease in the average balance and average yield from 0.63% in 2012 to 0.43% in 2013. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits increased $31.5 million, or 223.7%, to $45.6 million, for the nine months ended September 30, 2013, when compared to $14.1 million for the same period in 2012.  Interest income from interest earning deposits increased $74,000, or 389.5%, for the nine months ended September 30, 2013, when compared to the same period in 2012, as a result of the increase in the average balance and the average yield from 0.18% in 2012 to 0.27% in 2013.  Average interest earning deposits increased $11.7 million, or 91.4%, to $24.5 million, for the three months ended September 30, 2013, when compared to $12.8 million for the same period in 2012.  Interest income from interest earning deposits increased $11,000 for the three months ended September 30, 2013, when compared to the same period in 2012, as a result of an increase in the average balance and the average yield from 0.12% in 2012 to 0.24% in 2013.

During the nine months ended September 30, 2013, our average loans increased while our average securities decreased compared to the same period in 2012.  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets as average securities decreased to 57.4% during the nine months ended September 30, 2013, compared to 61.9% during the same period in 2012. Average loans increased to 41.1% of average total interest earning assets and other interest earning asset categories averaged 1.5% for the nine months ended September 30, 2013.  During 2012, the comparable mix was 37.7% in loans and 0.4% in the other interest earning asset categories.

Total interest expense decreased $7.5 million, or 35.4%, to $13.6 million during the nine months ended September 30, 2013, as compared to $21.1 million during the same period in 2012.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.15% for the nine months ended September 30, 2012, to 0.74% for the nine months ended September 30, 2013, which more than offset an increase in average interest bearing liabilities during this same period.  The increase in average interest bearing liabilities of $25.7 million, or 1.1%, included an increase in interest bearing deposits of $43.9 million, or 2.5%, and an increase in long-term FHLB advances of $101.1 million, or 31.9%, which was partially offset by a decrease in short-term interest bearing liabilities of $119.3 million, or 39.0%.   For the three months ended September 30, 2013, total interest expense decreased $2.3 million, or 35.4%, to $4.2 million, compared to $6.5 million for the same period in 2012, as a result of a decrease in the average yield which more than offset an increase in the average balance of interest bearing liabilities.  Average interest bearing liabilities increased $137.6 million, or 5.6%, and the average yield decreased from 1.05% for the three months ended September 30, 2012, to 0.64% for the three months ended September 30, 2013.

Average interest bearing deposits increased $43.9 million, or 2.5%, from $1.76 billion to $1.80 billion, while the average rate paid decreased from 0.65% for the nine months ended September 30, 2012, to 0.45% for the nine months ended September 30, 2013.  For the three months ended September 30, 2013, average interest bearing deposits increased $91.4 million, or 5.3%, to $1.82 billion, when compared to $1.73 billion for the same period in 2012, while the average rate paid decreased from 0.56% for the three months ended September 30, 2012, to 0.44% for the three months ended September 30, 2013.  Average time deposits decreased $161.9 million, or 20.4%, from $794.4 million to $632.5 million, and the average rate paid decreased to 0.74% for the nine months ended September 30, 2013, as compared to 1.00% for the same period in 2012.  Average interest bearing demand deposits increased $193.8 million, or 22.3%, while the average rate paid decreased to 0.31% for the nine months ended September 30, 2013, as compared to 0.39% for the same period in 2012.  Average savings deposits increased $11.9 million, or 12.4%, while the average rate paid decreased to 0.13% for the nine months ended September 30, 2013, as compared to 0.15% for the same period in 2012.  Interest expense for interest bearing deposits for the nine months ended September 30, 2013, decreased $2.5 million, or 29.4%, when compared to the same period in 2012 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $1.9 million, or 0.3%, during the nine months ended September 30, 2013.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 73.3% of total average deposits during the nine months ended September 30, 2013 compared to 65.8% during the same period in 2012.  The increase in our average total deposits is primarily the result of an increase in public fund deposits and deposit growth due to market penetration.

At September 30, 2013, we had $50.4 million in brokered CDs that represented 2.1% of deposits, all with maturities of less than seven years. At December 31, 2012, we had $19.5 million in brokered CDs that represented 0.8% of deposits, all with maturities of less than five years.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $186.5 million, a decrease of $119.3 million, or 39.0%, for the nine months ended September 30, 2013 when compared to the same period in 2012.  Interest expense associated with short-term interest bearing liabilities decreased $3.1 million, or 64.0%, and the average rate paid decreased to 1.26% for the nine months ended September 30, 2013, when compared to 2.13% for the same period in 2012.  For the three months ended September 30, 2013, average short-term interest bearing liabilities decreased $39.4 million, or 13.4%, when compared to the same period in 2012.  Interest expense associated with short-term interest bearing liabilities decreased $1.4 million, or 92.5%, and the average rate paid decreased to 0.18% for the three months ended September 30, 2013, when compared to 2.10% for the same period in 2012. The decrease in the interest expense was due to a decrease in the average balance and average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances increased $101.1 million, or 31.9%, during the nine months ended September 30, 2013 to $418.1 million, as compared to $317.0 million for the nine months ended September 30, 2012.  Interest expense associated with long-term FHLB advances decreased $404,000, or 7.9%, and the average rate paid decreased 65 basis points for the nine months ended September 30, 2013, when compared to the same period in 2012.  For the three months ended September 30, 2013, long-term interest bearing liabilities increased $85.6 million, or 23.1%, when compared to the same period in 2012.  Interest expense associated with long-term FHLB advances increased $61,000, or 3.8%, while the average rate paid decreased to 1.46% for the three months ended September 30, 2013, when compared to 1.74% for the same period in 2012. The increase in the average long-term FHLB advances is due primarily to the increase in the purchase of long-term advances during the 12 months ended September 30, 2013, when compared to the same period in 2012. In addition, as $50 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were obtained.  During 2010 and 2011, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the

FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2013, the remaining $50 million par of long-term commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million.  During 2012, the value of the FHLB advance option fees became further impaired resulting in a total charge of $2.03 million in 2012 which resulted in the FHLB advance option fees being fully impaired and completely written down.

Average long-term debt, consisting of our junior subordinated debentures was $60.3 million for the three and nine months ended September 30, 2013 and 2012.  Interest expense associated with long-term debt decreased $1.4 million, or 56.3%, to $1.1 million for the nine months ended September 30, 2013, when compared to $2.5 million for the same period in 2012, as a result of a decrease in the average yield of 310 basis points during the nine months ended September 30, 2013, when compared to the same period in 2012.  Interest expense was $364,000 for the three months ended September 30, 2013, a decrease of $468,000, or 56.3%, when compared to the same period in 2012, as a result of a decrease in the average yield of 310 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Nine Months Ended
	September 30, 2013			September 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,285,612	$57,531	5.98%	$1,159,643	$55,180	6.36%
Loans Held For Sale	1,421	35	3.29%	1,717	45	3.50%
Securities:
Investment Securities (Taxable)(4)	54,150	672	1.66%	5,452	73	1.79%
Investment Securities (Tax-Exempt)(3)(4)	659,625	21,021	4.26%	341,673	14,352	5.61%
Mortgage-backed and Related Securities (4)	1,054,822	13,685	1.73%	1,526,375	27,730	2.43%
Total Securities	1,768,597	35,378	2.67%	1,873,500	42,155	3.01%
FHLB stock and other investments, at cost	29,843	135	0.60%	34,966	190	0.73%
Interest Earning Deposits	45,620	93	0.27%	14,092	19	0.18%
Total Interest Earning Assets	3,131,093	93,172	3.98%	3,083,918	97,589	4.23%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,416			41,908
Bank Premises and Equipment	50,409			50,455
Other Assets	122,019			168,140
Less: Allowance for Loan Loss	(18,917)			(19,761)
Total Assets	$3,329,020			$3,324,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$107,571	106	0.13%	$95,691	108	0.15%
Time Deposits	632,518	3,479	0.74%	794,370	5,945	1.00%
Interest Bearing Demand Deposits	1,064,743	2,497	0.31%	870,904	2,562	0.39%
Total Interest Bearing Deposits	1,804,832	6,082	0.45%	1,760,965	8,615	0.65%
Short-term Interest Bearing Liabilities	186,520	1,755	1.26%	305,818	4,877	2.13%
Long-term Interest Bearing Liabilities – FHLB Dallas	418,074	4,690	1.50%	316,964	5,094	2.15%
Long-term Debt (5)	60,311	1,088	2.41%	60,311	2,487	5.51%
Total Interest Bearing Liabilities	2,469,737	13,615	0.74%	2,444,058	21,073	1.15%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	562,545			560,636
Other Liabilities	46,693			51,888
Total Liabilities	3,078,975			3,056,582
SHAREHOLDERS’ EQUITY	250,045			268,078
Total Liabilities and Shareholders’ Equity	$3,329,020			$3,324,660
NET INTEREST INCOME		$79,557			$76,516
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.40%			3.31%
NET INTEREST SPREAD			3.24%			3.08%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $2,886 and $3,082 for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $6,630 and $4,885 for the nine months ended September 30, 2013 and 2012, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of September 30, 2013 and 2012, loans totaling $8,370 and $11,879, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	September 30, 2013			September 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1)(2)	$1,300,606	$19,581	5.97%	$1,203,651	$19,048	6.30%
Loans Held For Sale	702	7	3.96%	1,877	14	2.97%
Securities:
Investment Securities (Taxable) (4)	33,128	139	1.66%	6,016	22	1.45%
Investment Securities (Tax-Exempt)(3)(4)	771,507	8,050	4.14%	466,776	5,879	5.01%
Mortgage-backed and Related Securities (4)	1,087,403	5,069	1.85%	1,395,563	6,695	1.91%
Total Securities	1,892,038	13,258	2.78%	1,868,355	12,596	2.68%
FHLB stock and other investments, at cost	33,472	36	0.43%	35,782	57	0.63%
Interest Earning Deposits	24,472	15	0.24%	12,789	4	0.12%
Total Interest Earning Assets	3,251,290	32,897	4.01%	3,122,454	31,719	4.04%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	40,344			41,718
Bank Premises and Equipment	50,879			50,265
Other Assets	110,275			170,885
Less: Allowance for Loan Loss	(18,667)			(20,276)
Total Assets	$3,434,121			$3,365,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$109,789	35	0.13%	$97,755	35	0.14%
Time Deposits	660,771	1,199	0.72%	740,203	1,574	0.85%
Interest Bearing Demand Deposits	1,052,529	777	0.29%	893,773	846	0.38%
Total Interest Bearing Deposits	1,823,089	2,011	0.44%	1,731,731	2,455	0.56%
Short-term Interest Bearing Liabilities	254,256	116	0.18%	293,692	1,551	2.10%
Long-term Interest Bearing Liabilities – FHLB Dallas	456,448	1,679	1.46%	370,815	1,618	1.74%
Long-term Debt (5)	60,311	364	2.39%	60,311	832	5.49%
Total Interest Bearing Liabilities	2,594,104	4,170	0.64%	2,456,549	6,456	1.05%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	568,023			587,315
Other Liabilities	38,048			48,929
Total Liabilities	3,200,175			3,092,793
SHAREHOLDERS’ EQUITY	233,946			272,253
Total Liabilities and Shareholders’ Equity	$3,434,121			$3,365,046
NET INTEREST INCOME		$28,727			$25,263
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.51%			3.22%
NET INTEREST SPREAD			3.37%			2.99%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $963 and $1,215 for the three months ended September 30, 2013 and 2012, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $2,494 and $2,040 for the three months ended September 30, 2013 and 2012, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of September 30, 2013 and 2012, loans totaling $8,370 and $11,879, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $6.6 million and $28.0 million for the three and nine months ended September 30, 2013, respectively, compared to $10.5 million and $29.4 million for the same periods in 2012, a decrease of $3.9 million, or 37.6%, and $1.4 million, or 4.8%, respectively.  The primary reason for the decrease in noninterest income for the three and nine months ended September 30, 2013, was due to the decrease in gain on sale of securities available for sale. During the nine months ended September 30, 2013, we had gain on sale of AFS securities of $9.4 million, compared to $13.6 million for the same period in 2012. For the three months ended September 30, 2013, the loss on sale of AFS securities was $3,000, compared to a gain on sale of AFS securities of $4.3 million for the same period in 2012. The fair value of the AFS securities portfolio at September 30, 2013 was $1.23 billion with a net unrealized gain on that date of $2.4 million.  The net unrealized gain is comprised of $22.5 million in unrealized gains and $20.1 million in unrealized losses.  The fair value of the HTM securities portfolio at September 30, 2013 was $672.6 million with a net unrealized loss on that date of $12.3 million.  The net unrealized loss is comprised of $7.0 million in unrealized gains and $19.3 million in unrealized losses.  During the nine months ended September 30, 2013, we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the quarter ended September 30, 2013, we sold long duration, lower coupon municipal securities, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures. The sale of these securities resulted in a loss on the sale of available for sale securities of $3,000.   For the nine months ended September 30, 2013, sales of available for sale securities have resulted in a gain on sale of $9.4 million. There can be no assurance that the level of security gains reported during the nine months ended September 30, 2013, will continue in future periods.

For the three and nine months ended September 30, 2012, the value of the FHLB advance options fees became further impaired resulting in a $195,000 and $2.0 million impairment charge, respectively. At September 30, 2012, the value of the FHLB advance option fees was completely impaired and written down.

Gain on sale of loans decreased $184,000, or 58.6%, and $53,000, or 7.1%, for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  The decrease for the three and nine months ended September 30, 2013 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income increased $129,000, or 10.7%, for the three months ended September 30, 2013 due to the receipt of a force placed insurance refund of $298,000, and decreased $261,000, or 7.6%, for the nine months ended September 30, 2013, when compared to the same periods in 2012. The decrease for the nine months ended September 30, 2013 was due primarily to a decrease in the fair value of written loan commitments, credit life income, and trading income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $20.3 million and $61.7 million for the three and nine months ended September 30, 2013, respectively, compared to $19.1 million and $56.7 million for the same periods in 2012, respectively, representing an increase of $1.2 million, or 6.2%, and $5.1 million, or 8.9%, for the three and nine months ended September 30, 2013, respectively.

Salaries and employee benefits expense increased $1.2 million, or 10.5%, and $3.9 million, or 10.8%, during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  The increase for the three and nine months ended September 30, 2013 was primarily the result of increases in the number of personnel over the prior year, share-based compensation associated with the 2012 awards, retirement expense, and increased health insurance expense.

Direct salary expense and payroll taxes increased $812,000, or 8.2%, and $2.8 million, or 9.4%, during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.

Retirement expense, included in salary and benefits, increased $249,000, or 23.3%, and $687,000, or 21.3%, for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2013 when compared to 2012.  Specifically, the assumed discount rate decreased to 4.08%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $188,000, or 20.7%, for the three months ended September 30, 2013 and increased $387,000, or 14.5% for the nine months ended September 30, 2013, when compared to the same periods in 2012.  The increase for the three and nine months ended September 30, 2013 is due to increases in total personnel and additional claims cost.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2013.

ATM and debit card expense increased $59,000, or 23.5% and $177,000, or 21.7%, for the three and nine months ended September 30, 2013, when compared to the same periods in 2012 due to an increase in processing expenses and a nonrecurring transaction expense of $80,000.

FHLB prepayment fees were $1.0 million during the nine months ended September 30, 2013 as a result of the prepayment of $90.2 million of FHLB advances during the second quarter.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2013 was $7.9 million and $30.1 million, respectively, compared to $10.2 million and $32.7 million, for the same periods in 2012.  Income tax expense was $304,000 and $3.9 million for the three and nine months ended September 30, 2013, respectively, compared to $1.6 million and $6.3 million for the three and nine months ended September 30, 2012, respectively.  The effective tax rate as a percentage of pre-tax income was 3.8% and 12.9% for the three and nine months ended September 30, 2013, respectively, compared to 15.3% and 19.1%, for the same periods in 2012.  The decrease in the effective tax rate for the three and nine months ended September 30, 2013 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same period in 2012. The increase in tax-exempt income as a percentage of taxable income is primarily due to the significant increase in our average tax-exempt securities portfolio for the nine months ended September 30, 2013 compared to the same period in 2012. The net deferred assets totaled $22.4 million at September 30, 2013, as compared to $4.1 million at December 31, 2012.

Capital Resources

Our total shareholders' equity at September 30, 2013, was $239.3 million, representing a decrease of 7.2%, or $18.5 million from December 31, 2012 and represented 6.9% of total assets at September 30, 2013, compared to 8.0% of total assets at December 31, 2012.

Increases to our shareholders’ equity consisted of net income of $26.2 million, the issuance of $1.0 million in common stock (43,733 shares) through our dividend reinvestment plan and $571,000 of stock compensation expense, which was more than offset by a decrease in accumulated other comprehensive income of $33.9 million, the repurchase of $1.9 million of common stock, and $10.5 million in cash dividends paid.

On March 28, 2013, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, which was paid on May 9, 2013.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of September 30, 2013, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$325,751	21.11%	$123,473	8.00%	N/A	N/A
Bank Only	$321,111	20.82%	$123,394	8.00%	$154,243	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$306,417	19.85%	$61,737	4.00%	N/A	N/A
Bank Only	$301,777	19.57%	$61,697	4.00%	$92,546	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$306,417	9.01%	$136,055	4.00%	N/A	N/A
Bank Only	$301,777	8.88%	$135,941	4.00%	$169,926	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.
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
Management believes that, as of September 30, 2013, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. The Basel III Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio test and net stable funding ratio test called for by the Basel III liquidity framework. See the section captioned “Supervision and Regulation” in Item 1. Business of our 2012 Form 10-K for more information on these topics.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Return on Average Assets	1.05%	1.06%
Return on Average Shareholders' Equity	14.02	13.19
Dividend Payout Ratio – Basic	40.82	40.00
Dividend Payout Ratio – Diluted	41.10	40.00
Average Shareholders' Equity to Average Total Assets	7.51	8.06
	Three Months Ended September 30,
	2013	2012
Return on Average Assets	0.88%	1.02%
Return on Average Shareholders' Equity	12.91	12.58
Dividend Payout Ratio – Basic	46.51	42.55
Dividend Payout Ratio – Diluted	47.62	42.55
Average Shareholders' Equity to Average Total Assets	6.81	8.09

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2013, these investments were 14.0% of total assets as compared with 18.6% for December 31, 2012 and 17.4% for September 30, 2012.  The decrease to 14.0% at September 30, 2013 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at September 30, 2013.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At September 30, 2013, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $342.2 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2012.  There were no substantial changes in these concentrations during the nine months ended September 30, 2013.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At September 30, 2013, the SFG loans totaled approximately $89.0 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $54.6 million, or 4.3%, to $1.32 billion for the nine months ended September 30, 2013 from $1.26 billion at December 31, 2012, and increased $96.0 million, or 7.9%, from $1.22 billion at September 30, 2012.  Average loans increased $126.0 million, or 10.9%, during the nine months ended September 30, 2013 when compared to the same period in 2012.

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

The following table sets forth loan totals for the periods presented:

	At September 30, 2013	At December 31, 2012	At September 30, 2012
	(in thousands)
Real Estate Loans:
Construction	$126,922	$113,744	$116,079
1-4 Family Residential	387,964	368,845	349,419
Other	252,827	236,760	225,854
Commercial Loans	153,019	160,058	140,479
Municipal Loans	223,063	220,947	220,590
Loans to Individuals	173,773	162,623	169,174
Total Loans	$1,317,568	$1,262,977	$1,221,595

Our 1-4 family residential mortgage loans increased $19.1 million, or 5.2%, to $388.0 million at September 30, 2013, from $368.8 million at December 31, 2012, and $38.5 million, or 11.0%, from $349.4 million at September 30, 2012, due primarily to the low interest rate environment and increased activity in the Dallas-Fort Worth market.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $16.1 million, or 6.8%, to $252.8 million at September 30, 2013, from $236.8 million at December 31, 2012, and increased $27.0 million, or 11.9%, from $225.9 million at September 30, 2012.

Construction loans increased $13.2 million, or 11.6%, to $126.9 million at September 30, 2013 from $113.7 million at December 31, 2012, and $10.8 million, or 9.3%, from $116.1 million at September 30, 2012, due to increased activity in the Austin and Dallas-Fort Worth markets.

Municipal loans increased $2.1 million, or 1.0%, to $223.1 million at September 30, 2013, from $220.9 million at December 31, 2012, and increased $2.5 million, or 1.1%, from $220.6 million at September 30, 2012.

Commercial loans decreased $7.0 million, or 4.4%, to $153.0 million at September 30, 2013, from $160.1 million at December 31, 2012, and increased $12.5 million, or 8.9% from $140.5 million at September 30, 2012.

Loans to individuals, which includes SFG loans, increased $11.2 million, or 6.9%, to $173.8 million at September 30, 2013, from $162.6 million at December 31, 2012, and increased $4.6 million, or 2.7%, from $169.2 million at September 30, 2012.  The increase for the nine months ended September 30, 2013 is due to an increase in SFG loans purchased.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  An average three-year history of annualized net charge-offs against the average portfolio balance for that time period is utilized. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.  At September 30, 2013, the unallocated portion of the allowance for loan loss was $47,000.

As of September 30, 2013, our review of the loan portfolio indicated that a loan loss allowance of $19.4 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and nine months ended September 30, 2013, loan charge-offs were $3.5 million and $9.4 million, and recoveries were $860,000 and $2.0 million, resulting in net charge-offs of $2.7 million and $7.4 million, respectively.  For the three and nine months ended September 30, 2012, loan charge-offs were $3.1 million and $8.1 million, and recoveries were $451,000 and $1.9 million, resulting in net charge-offs of $2.6 million and $6.2 million, respectively.  The increase in net charge-offs for the three and nine months ended September 30, 2013, was primarily related to an increase in SFG charge-offs due to the higher average balance.  The necessary provision expense was estimated at $3.6 million and $6.2 million for the three and nine months ended September 30, 2013, compared to $3.3 million and $8.5 million for the comparable period in 2012.  The decrease in provision expense for the nine months ended September 30, 2013, compared to the same period in 2012 was primarily a result of the increase in the credit quality of the loans and to a lesser extent, a decrease in nonperforming assets.

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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2013	At December 31, 2012	At September 30, 2012
Nonaccrual loans	$8,370	$10,314	$11,879
Accruing loans past due more than 90 days	2	15	9
Restructured loans	3,802	2,998	2,897
Other real estate owned	740	686	708
Repossessed assets	739	704	322
Total Nonperforming Assets	$13,653	$14,717	$15,815

	At September 30, 2013	At December 31, 2012	At September 30, 2012
Asset Quality Ratios:
Nonaccruing loans to total loans	0.64%	0.82%	0.97%
Allowance for loan losses to nonaccruing loans	231.25	199.58	175.50
Allowance for loan losses to nonperforming assets	141.77	139.87	131.82
Allowance for loan losses to total loans	1.47	1.63	1.71
Nonperforming assets to total assets	0.39	0.45	0.49
Net charge-offs to average loans	0.77	0.74	0.71

Total nonperforming assets at September 30, 2013 were $13.7 million, a decrease of $1.1 million, or 7.2%, from $14.7 million at December 31, 2012 and a decrease of $2.2 million, or 13.7%, from $15.8 million at September 30, 2012.  The decrease in nonperforming assets for the nine months ended September 30, 2013 is primarily a result of a decrease in nonaccrual loans.

From December 31, 2012 to September 30, 2013, nonaccrual loans decreased $1.9 million, or 18.8%, to $8.4 million, and from September 30, 2012, decreased $3.5 million, or 29.5%.  Of the total nonaccrual loans at September 30, 2013, 16.7% are residential real estate loans, 6.5% are commercial real estate loans, 27.2% are commercial loans, 31.8% are loans to individuals, primarily SFG automobile loans, and 17.8% are construction loans.  Accruing loans past due more than 90 days decreased $13,000, or 86.7%, at September 30, 2013, from $15,000 at December 31, 2012 and from September 30, 2012, decreased $7,000, or 77.8%.  Restructured loans increased $804,000, or 26.8%, to $3.8 million at September 30, 2013, from $3.0 million at December 31, 2012 and $905,000, or 31.2%, from $2.9 million at September 30, 2012.  OREO increased $54,000, or 7.9%, to $740,000 at September 30, 2013 from $686,000 at December 31, 2012 and increased $32,000, or 4.5%, from $708,000 at September 30, 2012.  The OREO at September 30, 2013, consisted primarily of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets increased $35,000, or 5.0%, to $739,000 at September 30, 2013, from $704,000 at December 31, 2012 and $417,000, or 129.5%, from $322,000 at September 30, 2012.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 6.75% and 8.26%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.16% and 3.09%, respectively, relative to the base case over the next 12 months.  As of September 30, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.04% and 0.58%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.79% and 3.07%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at September 30, 2013 such litigation is not material to our financial position, results of operations or cash flows.

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

SOUTHSIDE BANCSHARES, INC.

		BY:	/s/ SAM DAWSON
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 6, 2013

		BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 6, 2013

Exhibit Index

Exhibit Number	Description

3 (a)
Amended and Restated Articles of Incorporation of Southside Bancshares, Inc. effective April 17, 2009 (filed as Exhibit 3(a) to the Registrant's Form 8-K, filed April 20, 2009, and incorporated herein by reference).

3 (b)	Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 9, 2012 (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed August 10, 2012, and incorporated herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	November 6, 2013	By:	/s/ SAM DAWSON
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	November 6, 2013	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Report”) by Southside Bancshares, Inc. (“Registrant”), each of the undersigned hereby certifies that to his knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

DATE:	November 6, 2013	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

DATE:	November 6, 2013	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer