Form 10-Q/A
period 2013-03-31
SOUTHSIDE BANCSHARES INC
filed 2014-03-07
CIK 705432

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended March 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2013 (the “Original Filing”). This amendment is being filed to reflect (i) the restatement of the quarterly results of Southside Bancshares, Inc. (the “Company”), as discussed in Note 2 to the unaudited consolidated financial statements contained herein, and (ii) other information related to such restated financial information. In addition, this amendment is being filed to report the notice of resignation received from Michael L. Coogan, one of our named executive officers, during the first quarter of 2013. Except for Items 1, 2 and 4 of Part I and Items 5 and 6 of Part II, no other information included in the Original Filing is amended by this Form 10-Q/A.
During the preparation of the Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), the Company determined that in periods prior to December 31, 2013, it incorrectly accounted for the recognition of interest income on its municipal bonds purchased at a premium as a result of amortizing the premium to the earliest call date instead of amortizing the premium to maturity as prescribed pursuant to GAAP. Therefore, the Company determined the municipal bonds purchased at a premium should be re-amortized to maturity.
The Company evaluated the effect of this error and concluded that it was immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2013. Accordingly, on February 10, 2014, the Company filed a Form 8-K reporting that the Audit Committee of the Board of Directors of the Company determined based on the recommendation of management, that the Company should restate its unaudited consolidated financial statements in each of these Quarterly Reports on Form 10-Q. In addition, the Company will record, in the fourth quarter of 2013, the immaterial cumulative effect of the error relating to prior years, which will increase net income by approximately $1.1 million for the year ended December 31, 2013.
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(Restated)
Cash and due from banks	$42,992	$47,312
Interest earning deposits	12,126	103,318
Total cash and cash equivalents	55,118	150,630
Investment securities:
Available for sale, at estimated fair value	685,794	617,707
Held to maturity, at amortized cost	1,009	1,009
Mortgage-backed and related securities:
Available for sale, at estimated fair value	905,107	806,360
Held to maturity, at amortized cost	234,245	245,538
FHLB stock, at cost	25,415	27,889
Other investments, at cost	2,064	2,064
Loans held for sale	3,138	3,601
Loans:
Loans	1,281,647	1,262,977
Less: Allowance for loan losses	(18,542)	(20,585)
Net Loans	1,263,105	1,242,392
Premises and equipment, net	49,985	50,075
Goodwill	22,034	22,034
Other intangible assets, net	283	324
Interest receivable	13,610	18,936
Deferred tax asset	6,388	4,120
Unsettled trades to sell securities	1,857	—
Other assets	43,131	44,724
TOTAL ASSETS	$3,312,283	$3,237,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$546,143	$595,093
Interest bearing	1,791,094	1,756,804
Total deposits	2,337,237	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	857	984
FHLB advances	163,159	150,985
Other obligations	219	219
Total short-term obligations	164,235	152,188
Long-term obligations:
FHLB advances	389,804	369,097
Long-term debt	60,311	60,311
Total long-term obligations	450,115	429,408
Unsettled trades to purchase securities	71,757	10,047
Other liabilities	33,041	36,100
TOTAL LIABILITIES	3,056,385	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 20,312,101 shares issued in 2013 (including 851,404 shares declared on March 28, 2013 as a stock dividend) and 19,446,187 shares issued in 2012)	25,390	24,308
Paid-in capital	212,151	195,602
Retained earnings	59,237	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(3,188)	2,938
TOTAL SHAREHOLDERS' EQUITY	255,898	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,312,283	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income	(Restated)
Loans	$17,665	$16,770
Investment securities – taxable	364	31
Investment securities – tax-exempt	4,488	2,667
Mortgage-backed and related securities	3,936	12,163
FHLB stock and other investments	65	79
Other interest earning assets	43	6
Total interest income	26,561	31,716
Interest expense
Deposits	2,070	3,395
Short-term obligations	1,250	1,592
Long-term obligations	1,781	2,733
Total interest expense	5,101	7,720
Net interest income	21,460	23,996
Provision for loan losses	492	3,052
Net interest income after provision for loan losses	20,968	20,944
Noninterest income
Deposit services	3,753	3,748
Gain on sale of securities available for sale	4,345	5,972
Loss on sale of securities carried at fair value through income	—	(485)

Total other-than-temporary impairment losses	(52)	—
Portion of loss recognized in other comprehensive income (before taxes)	10	(141)
Net impairment losses recognized in earnings	(42)	(141)

FHLB advance option impairment charges	—	(472)
Gain on sale of loans	319	131
Trust income	720	677
Bank owned life insurance income	254	266
Other	891	1,111
Total noninterest income	10,240	10,807
Noninterest expense
Salaries and employee benefits	13,209	11,833
Occupancy expense	1,871	1,758
Advertising, travel & entertainment	641	604
ATM and debit card expense	381	279
Director fees	264	268
Supplies	250	159
Professional fees	640	691
Telephone and communications	451	406
FDIC insurance	421	470
Other	2,191	2,054
Total noninterest expense	20,319	18,522

Income before income tax expense	10,889	13,229
Provision for income tax expense	1,847	3,090
Net income	$9,042	$10,139
Earnings per common share – basic	$0.51	$0.56
Earnings per common share – diluted	$0.51	$0.56
Dividends paid per common share	$0.20	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)
Net income	$9,042	$10,139
Other comprehensive income (loss):
Unrealized holding losses on available for sale securities during the period	(5,744)	(4,886)
Noncredit portion of other-than-temporary impairment losses on the AFS securities	(10)	141
Reclassification adjustment for gain on sale of available for sale securities included in net income	(4,345)	(5,972)
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income	42	141
Amortization of net actuarial loss, included in net periodic benefit cost	643	499
Amortization of prior service credit, included in net periodic benefit cost	(11)	(10)
Other comprehensive loss, before tax	(9,425)	(10,087)
Income tax benefit related to other items of comprehensive income	3,299	3,531
Other comprehensive loss, net of tax	(6,126)	(6,556)
Comprehensive income	$2,916	$3,583

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			10,139			10,139
Other comprehensive loss					(6,556)	(6,556)
Issuance of common stock (14,496 shares)	18	282				300
Stock compensation expense		39				39
Cash dividends paid on common stock ($0.18 per share)			(2,970)			(2,970)
Stock dividend declared	1,035	16,441	(17,476)			—
Balance at March 31, 2012	$24,199	$193,553	$62,339	$(28,377)	$8,165	$259,879

Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income (Restated)			9,042			9,042
Other comprehensive loss (Restated)					(6,126)	(6,126)
Issuance of common stock (14,361 shares)	18	288				306
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		207				207
Net issuance of common stock under employee stock plans		62	(62)			—
Cash dividends paid on common stock ($0.20 per share)			(3,395)			(3,395)
Stock dividend declared	1,064	15,992	(17,056)			—
Balance at March 31, 2013 (Restated)	$25,390	$212,151	$59,237	$(37,692)	$(3,188)	$255,898

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:	(Restated)
Net income	$9,042	$10,139
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	895	870
Amortization of premium	8,543	10,366
Accretion of discount and loan fees	(1,363)	(1,129)
Provision for loan losses	492	3,052
Stock compensation expense	207	39
Deferred tax expense (benefit)	1,031	(2,880)
Loss on sale of securities carried at fair value through income	—	485
Gain on sale of securities available for sale	(4,345)	(5,972)
Net other-than-temporary impairment losses	42	141
FHLB advance option impairment charges	—	472
Gain on sale of other real estate owned	(21)	—
Net change in:
Interest receivable	5,326	5,491
Other assets	895	991
Interest payable	(244)	(289)
Other liabilities	(2,183)	3,227
Loans held for sale	463	1,650
Net cash provided by operating activities	18,780	26,653

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(42,898)	—
Maturities, calls and principal repayments	57,275	15,365
Securities available for sale:
Purchases	(448,973)	(618,587)
Sales	237,318	127,298
Maturities, calls and principal repayments	87,694	58,500
Securities carried at fair value through income:
Purchases	—	(57,606)
Sales	—	664,224
Maturities, calls and principal repayments	—	24,872
Proceeds from redemption of FHLB stock	5,242	8,533
Purchases of FHLB stock and other investments	(2,768)	(7,071)
Net increase in loans	(21,524)	(55,281)
Purchases of premises and equipment	(805)	(656)
Proceeds from sales of other real estate owned	266	—
Proceeds from sales of repossessed assets	1,778	1,002
Net cash (used in) provided by investing activities	(127,395)	160,593

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

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Additionally, we add the following to our significant accounting and reporting policies: For securities purchased at a premium or discount the recognition of interest income on an individual security is accounted for by amortizing the premium or discount to the maturity of that security.

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

2.	Restatement of Previously Issued Financial Statements
During the preparation of the 2013 Form 10-K, we determined that in periods prior to December 31, 2013, we incorrectly accounted for the recognition of interest income on our municipal bonds purchased at a premium based on amortizing the premium to the earliest call date instead of amortizing the premium to maturity as prescribed pursuant to GAAP. These municipal bonds included bonds classified as available for sale and held to maturity. As a result, we determined the municipal bonds purchased at a premium should be re-amortized to maturity.
We evaluated the effect of this error and concluded that it was immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2013. Accordingly, on February 10, 2014, we filed a Form 8-K reporting that the Audit Committee of the Board of Directors of the Company determined based on the recommendation of management, that the Company should restate its unaudited consolidated financial statements in each of these Quarterly Reports on Form 10-Q. In addition, we will record, in the fourth quarter of 2013, the immaterial cumulative effect of the error relating to prior years, which will increase net income by approximately $1.1 million for the year ended December 3l, 2013.
The aggregate net income resulting from the change in the amortization method for municipal securities purchased at a premium to maturity from the earliest call date for the first quarter of 2013 was $517,000, which should have been recorded during the first quarterly period of 2013.
The correction of the error resulted in an increase in net income of $517,000 for the three months ended March 31, 2013 resulting in net income on a restated basis of $9.0 million for that period.
A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of March 31, 2013
Consolidated Balance Sheet (unaudited)	As Originally Reported	Corrections	As Restated

Investment securities:
Held to maturity, at amortized cost (1)	$1,008	$1	$1,009
Deferred tax asset (4)	6,148	240	6,388
Other assets (5)	43,186	(55)	43,131
Total assets	3,312,097	186	3,312,283

Retained earnings (2)	58,720	517	59,237
Accumulated other comprehensive loss (3)	(2,857)	(331)	(3,188)
Total shareholders’ equity	255,712	186	255,898
Total liabilities and shareholders' equity	3,312,097	186	3,312,283
“As Originally Reported” reflects balances reported in the March 31, 2013 Form 10-Q filed on May 7, 2013.
“Corrections” reflect changes to the originally reported balances and are described below.
“As Restated” reflects the final restated balances.
Balance Sheet Corrections:

(1)	The increase in investment securities held to maturity for the three months ended March 31, 2013 reflects the reduction in amortization expense that resulted in an increase in book value.

(2)
Retained earnings increased due to the decrease in amortization expense associated with amortizing our municipal securities purchased at a premium to the maturity of the security. The increase was partially offset by a reduction in the gain on the sale of available for sale municipal securities sold during the period due to the increase in book value of the securities sold during the three months ended March 31, 2013.

(3)
Accumulated other comprehensive loss increased as a result of an increase in the unrealized loss on the available for sale securities due to an increase in the book value of the municipal securities resulting from a decrease in amortization at March 31, 2013.

(4)
The correction to the deferred tax asset occurred as a result of recording the increase in the unrealized loss on available for sale securities for the municipal securities. In addition, deferred taxes changed as a result of the additional alternative minimum tax recorded as a result of recording the additional tax-exempt interest income.

(5)	The correction of other assets relates to a decrease in taxes receivable as a result of recording the additional alternative minimum tax.

	For the Three Months Ended March 31, 2013 (in thousands)
Consolidated Statement of Income (unaudited)	As Originally Reported	Corrections	As Restated

Investment securities - tax-exempt (1)	$3,958	$530	$4,488
Total interest income	26,031	530	26,561
Net interest income	20,930	530	21,460
Net interest income after provision for loan losses	20,438	530	20,968
Gain on sale of securities available for sale (2)	4,365	(20)	4,345
Total noninterest income	10,260	(20)	10,240
Income before income tax expense	10,379	510	10,889
Provision for income tax expense (3)	1,854	(7)	1,847
Net income	8,525	517	9,042
Earnings per common share – basic	0.48	0.03	0.51
Earnings per common share – diluted	0.48	0.03	0.51

“As Originally Reported” reflects balances reported in the March 31, 2013 Form 10-Q filed on May 7, 2013.
“Corrections” reflect changes to the originally reported balances and are described below.
“As Restated” reflects the final restated balances.
Income Statement Corrections:

(1)
The correction to investment securities - tax-exempt is a result of the reduction in tax-free amortization due to amortizing our municipal securities purchased at a premium to the maturity of the security.

(2)
The decrease in the gain on sale of securities available for sale is a result of the increase in book value on the municipal securities due to the decrease in amortization expense as a result of changing the amortization method to maturity from the earliest call date.

(3)	The change in provision for income tax expense is a direct result of the tax benefit associated with the decrease in the gain on sale of available for sale securities.

	As of and For the Three Months Ended March 31, 2013 (in thousands)
Consolidated Statement of Comprehensive Income (unaudited)	As Originally Reported	Corrections	As Restated

Net income	$8,525	$517	$9,042

Unrealized holding losses on available for sale securities during the period	(5,215)	(529)	(5,744)

Reclassification adjustment for gain on sale of available for sale securities included in net income	(4,365)	20	(4,345)
Other comprehensive loss, before tax	(8,916)	(509)	(9,425)
Income tax benefit related to other items of comprehensive income	3,121	178	3,299
Other comprehensive loss, net of tax	(5,795)	(331)	(6,126)
Comprehensive income	2,730	186	2,916

Consolidated Statement of Changes in Equity (unaudited)

Retained earnings:
Net income	8,525	517	9,042
Balance, at March 31, 2013	58,720	517	59,237

Accumulated other comprehensive loss:
Other comprehensive loss	(5,795)	(331)	(6,126)
Balance, at March 31, 2013	(2,857)	(331)	(3,188)
Total shareholders' equity	255,712	186	255,898

Consolidated Statement of Cash Flow (unaudited)

Operating Activities:
Net income	8,525	517	9,042
Amortization of premium	9,073	(530)	8,543
Deferred tax expense (benefit)	1,093	(62)	1,031
Gain on sale of securities available for sale	(4,365)	20	(4,345)
Other assets	840	55	895
“As Originally Reported” reflects balances reported in the March 31, 2013 Form 10-Q filed on May 7, 2013.
“Corrections” reflect changes to the originally reported balances.
“As Restated” reflects the final restated balances.

3.     Earnings Per Share - (2013 Restated)

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic and Diluted Earnings:
Net income	$9,042	$10,139
Basic weighted-average shares outstanding	17,857	18,191
Add: Stock options	20	13
Diluted weighted-average shares outstanding	17,877	18,204

Basic Earnings Per Share:	$0.51	$0.56

Diluted Earnings Per Share:	$0.51	$0.56

For the three month periods ended March 31, 2013 and 2012, there were approximately 25,000 and 8,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income - (2013 Restated)

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Three Months Ended March 31, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Balance, January 1, 2013, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive loss (income):
Other comprehensive (loss) gain before reclassifications	(5,356)	(398)	—	—	(5,754)
Reclassified from accumulated other comprehensive income	(4,345)	42	(11)	643	(3,671)
Income tax benefit	3,395	125	4	(225)	3,299
Net current-period other comprehensive loss, net of tax	(6,306)	(231)	(7)	418	(6,126)
Balance, March 31, 2013, net of tax	$24,194	$(1,371)	$241	$(26,252)	$(3,188)

	Three Months Ended March 31, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Balance, January 1, 2012, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive loss (income):
Other comprehensive (loss) gain before reclassifications	(4,904)	159	—	—	(4,745)
Reclassified from accumulated other comprehensive income	(5,972)	141	(10)	499	(5,342)
Income tax benefit	3,807	(105)	4	(175)	3,531
Net current-period other comprehensive loss, net of tax	(7,069)	195	(6)	324	(6,556)
Balance, March 31, 2012, net of tax	$30,202	$(1,382)	$270	$(20,925)	$8,165

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Unrealized holding gains arising during period:
Realized gain on sale of securities (1)	$4,345	$5,972
Impairment losses (2)	(42)	(141)
Total before tax	4,303	5,831
Tax expense	(1,506)	(2,041)
Net of tax	$2,797	$3,790

Amortization of defined benefit pension items:
Net loss (3)	$(643)	$(499)
Prior service credit (3)	11	10
Total before tax	(632)	(489)
Tax expense	221	171
Net of tax	$(411)	$(318)
Total reclassifications for the period, net of tax	$2,386	$3,472

(1) Listed as Gain on sale of securities available for sale on the Statements of Income.
(2) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 8 - Employee Benefit Plans.”

5.     Securities - (2013 Restated)

The amortized cost and estimated fair value of investment and mortgage-backed securities as of March 31, 2013 and December 31, 2012, are reflected in the tables below (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE:			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$39,215	$—	$—	$499	$38,716
State and Political Subdivisions	612,876	22,072	—	1,715	633,233
Other Stocks and Bonds	15,767	188	2,110	—	13,845
Mortgage-backed Securities: (1)
Residential	654,539	17,730	—	568	671,701
Commercial	233,254	673	—	521	233,406
Total	$1,555,651	$40,663	$2,110	$3,303	$1,590,901

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$148	$—	$—	$1,157
Mortgage-backed Securities: (1)
Residential	186,966	7,074	—	18	194,022
Commercial	47,279	58	—	152	47,185
Total	$235,254	$7,280	$—	$170	$242,364

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE:			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities: (1)
Residential	789,356	18,003	—	999	806,360
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY:			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities: (1)
Residential	245,538	8,770	—	47	254,261
Total	$246,547	$8,898	$—	$47	$255,398

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Securities carried at fair value through income were as follows (in thousands):

	At March 31,	At December 31,	At December 31,
	2013	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$30,413
Government-Sponsored Enterprises	—	—	617,346
Total	$—	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net (loss) gain on sales transactions	$—	$(485)
Net mark-to-market gains	—	—
Net (loss) gain on securities carried at fair value through income	$—	$(485)

The following table represents the unrealized loss on securities for the three months ended March 31, 2013 and year ended December 31, 2012 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2013:
Available for Sale
U.S. Government Agency Debentures	$38,716	$499	$—	$—	$38,716	$499
State and Political Subdivisions	190,967	1,690	571	25	191,538	1,715
Other Stocks and Bonds	—	—	592	2,110	592	2,110
Mortgage-backed Securities	258,567	1,071	2,323	18	260,890	1,089
Total	$488,250	$3,260	$3,486	$2,153	$491,736	$5,413
Held to Maturity
Mortgage-backed Securities	$38,276	$170	$—	$—	$38,276	$170
Total	$38,276	$170	$—	$—	$38,276	$170
As of December 31, 2012:
Available for Sale
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
Held to Maturity
Mortgage-backed Securities	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

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

The table below provides more detail on the TRUPs at March 31, 2013 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,298	$702	$65	C1	Ca
2	2,000	550	1,450	309	B1	C
3	2,000	1,450	550	218	B2	C
	$6,000	$3,298	$2,702	$592

The following tables present a roll forward of the credit losses recognized in earnings, on AFS debt securities
(in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	42	141
Balance, end of period	$3,298	$3,216

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
U.S. Treasury	$17	$—
U.S. Government Agency Debentures	212	—
State and Political Subdivisions	4,578	2,674
Other Stocks and Bonds	45	24
Mortgage-backed Securities	3,936	12,163
Total interest income on securities	$8,788	$14,861

There were no securities transferred from AFS to HTM during the three months ended March 31, 2013 or 2012.  There were no sales from the HTM portfolio during the three months ended March 31, 2013 or 2012.  There were $235.3 million and $246.5 million of securities classified as HTM at March 31, 2013 and December 31, 2012, respectively.

Of the $4.3 million in net securities gains from the AFS portfolio for the three months ended March 31, 2013, there were $5.5 million in realized gains and approximately $1.2 million in realized losses.  Of the $6.0 million in net securities gains from the AFS portfolio for the three months ended March 31, 2012, there were $6.0 million in realized gains and approximately $3,000 in realized losses.

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

	March 31, 2013
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$3,161	$3,174
Due after one year through five years	29,695	30,248
Due after five years through ten years	142,336	145,638
Due after ten years	492,666	506,734
	667,858	685,794
Mortgage-backed securities	887,793	905,107
Total	$1,555,651	$1,590,901

	March 31, 2013
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,009	1,157
	1,009	1,157
Mortgage-backed securities	234,245	241,207
Total	$235,254	$242,364

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

9.     Share-based Incentive Plans

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
March 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$55,118	$55,118	$55,118	$—	$—
Investment securities:
Held to maturity, at amortized cost (Restated)	1,009	1,157	—	1,157	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	234,245	241,207	—	241,207	—
FHLB stock and other investments, at cost	27,479	27,479	—	27,479	—
Loans, net of allowance for loan losses	1,263,105	1,274,552	—	—	1,274,552
Loans held for sale	3,138	3,138	—	3,138	—
Financial Liabilities:
Retail deposits	$2,337,237	$2,338,788	$—	$2,338,788	$—
Federal funds purchased and repurchase agreements	857	857	—	857	—
FHLB advances	552,963	551,156	—	551,156	—
Long-term debt	60,311	43,563	—	43,563	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

T he following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2012 .

We reported a decrease in net income for the three months ended March 31, 2013 compared to the same period in 2012 .  Net income for the three months ended March 31, 2013 was $9.0 million on a restated basis, compared to $10.1 million for the same period in 2012 .

As more fully described in Note 2 of the Notes to Financial Statements, certain financial statement components for the three months ended March 31, 2013 have been restated to reflect the recognition of interest income on our municipal securities purchased at a premium based on amortizing the premium to the maturity of the security. Throughout this discussion we will footnote tables that have been restated for the three months ended March 31, 2013 to reflect the impact of this restatement and we have updated our discussion to discuss changes between periods when comparing the restated amounts.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2013, and December 31, 2012, are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

The three months ended March 31, 2013 , was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio. We also strategically increased the securities portfolio approximately $155 million during the first quarter with most of the increase occurring during the latter half of the quarter as interest rates were increasing. During the three months ended March 31, 2013 , interest rates remained relatively low and prepayments on our mortgage-backed securities remained fast, so we sold mortgage-backed securities (“MBS”) with fast prepayments where the risk reward associated with continuing to hold those securities was not favorable. In addition, we sold long duration, lower coupon municipal securities. The sale of these securities resulted in a gain on the sale of available for sale securities of $4.3 million during the three months ended March 31, 2013 .  Purchases included 5.00% coupon general market municipal securities and shorter duration bank qualified municipal securities. MBS purchases included U.S. Agency Commercial MBS with maturities less than ten years and short duration U.S. Agency MBS at lower premiums that created a favorable risk reward scenario. At March 31, 2013, total unamortized premium for our MBS decreased to approximately $41 million from approximately $87 million at March 31, 2012.  Our investment securities and U.S. agency mortgage-backed securities increase d from $1.67 billion at December 31, 2012 to $1.83 billion at March 31, 2013 .  The average coupon of the mortgage-backed securities portfolio decreased to 4.35% at March 31, 2013 from 5.11% at December 31, 2012 . A t March 31, 2013 , securities as a percentage of assets increased to 55.1% as compared to 51.6% at December 31, 2012 , primarily as a result of the strategic increase in the securities portfolio during the quarter.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet. Given the current low interest rate environment, our portfolio decisions reflect our significant focus on interest rate risk. We will continue to manage the balance sheet with the knowledge that at some point we are likely to transition to a higher interest rate environment.

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
Net Interest Income (2013 Restated)

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

Net interest income for the three months ended March 31, 2013 was $21.5 million, a decrease of $2.5 million, or 10.6%, compared to the same period in 2012 .

During the three months ended March 31, 2013 , total interest income decrease d $5.2 million , or 16.3% , to $26.6 million compared to $31.7 million for the same period in 2012 .  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.56% for the three months ended March 31, 2012 to 4.01% for the three months ended March 31, 2013 which more than offset the increase in average interest earning assets of $6.8 million , or 0.2% , from $3.00 billion to $3.01 billion .  Total interest expense decrease d $2.6 million , or 33.9% , to $5.1 million during the three months ended March 31, 2013 as compared to $7.7 million during the same period in 2012 .  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2013 , to 0.87% from 1.30% for the same period in 2012 , and the decrease in average interest bearing liabilities of $23.8 million , or 1.0% , from $2.39 billion for the three months ended March 31, 2012 to $2.37 billion for the same period in 2013 .

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
Average investment and mortgage-backed securities decrease d $189.7 million , or 10.4% , from $1.83 billion to $1.64 billion , for the three months ended March 31, 2013 when compared to the same period in 2012 .  At March 31, 2013 , most of our mortgage-backed securities were fixed rate securities and approximately seven percent were variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decrease d to 2.71% during the three months ended March 31, 2013 , from 3.55% during the same period in 2012 .  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities combined with the purchase of new securities in an overall lower interest rate environment due to the decrease in the average interest rates during 2013 .  Interest income on investment and mortgage-backed securities decrease d $6.1 million during the three months ended March 31, 2013 , or 40.9%, compared to the same period in 2012 due to a decrease in the average yield and average balance.

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

	AVERAGE BALANCES AND YIELDS (dollars in thousands) (unaudited) Three Months Ended
	March 31, 2013 (1)			March 31, 2012
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (2)(3)	$1,267,371	$18,628	5.96%	$1,109,652	$17,690	6.41%
Loans Held For Sale	2,266	16	2.86%	1,706	17	4.01%
Securities:
Investment Securities (Taxable)(5)	90,231	364	1.64%	4,674	31	2.67%
Investment Securities (Tax-Exempt)(4)(5)	513,349	6,672	5.27%	249,405	3,990	6.43%
Mortgage-backed and Related Securities (5)	1,039,671	3,936	1.54%	1,578,892	12,163	3.10%
Total Securities	1,643,251	10,972	2.71%	1,832,971	16,184	3.55%
FHLB stock and other investments, at cost	26,912	65	0.98%	33,905	79	0.94%
Interest Earning Deposits	66,487	43	0.26%	21,275	6	0.11%
Total Interest Earning Assets	3,006,287	29,724	4.01%	2,999,509	33,976	4.56%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	48,660			42,895
Bank Premises and Equipment	50,128			50,593
Other Assets	129,565			169,151
Less: Allowance for Loan Loss	(20,003)			(19,057)
Total Assets	$3,214,637			$3,243,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$104,420	36	0.14%	$92,767	37	0.16%
Time Deposits	622,244	1,162	0.76%	861,133	2,477	1.16%
Interest Bearing Demand Deposits	1,061,190	872	0.33%	855,379	881	0.41%
Total Interest Bearing Deposits	1,787,854	2,070	0.47%	1,809,279	3,395	0.75%
Short-term Interest Bearing Liabilities	154,291	1,250	3.29%	256,701	1,592	2.49%
Long-term Interest Bearing Liabilities – FHLB Dallas	368,003	1,419	1.56%	267,935	1,903	2.86%
Long-term Debt (6)	60,311	362	2.43%	60,311	830	5.54%
Total Interest Bearing Liabilities	2,370,459	5,101	0.87%	2,394,226	7,720	1.30%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	538,697			528,956
Other Liabilities	46,999			54,065
Total Liabilities	2,956,155			2,977,247
SHAREHOLDERS’ EQUITY	258,482			265,844
Total Liabilities and Shareholders’ Equity	$3,214,637			$3,243,091
NET INTEREST INCOME		$24,623			$26,256
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.32%			3.52%
NET INTEREST SPREAD			3.14%			3.26%

(1)	Restated.

(2)	Interest on loans includes fees on loans that are not material in amount.

(3)	Interest income includes taxable-equivalent adjustments of $979 and $937 for the three months ended March 31, 2013 and 2012 , respectively.

(4)	Interest income includes taxable-equivalent adjustments of $2,184 and $1,323 for the three months ended March 31, 2013 and 2012 , respectively.

(5)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(6)
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

Noninterest Income (2013 Restated)

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

Noninterest income was $10.2 million for the three months ended March 31, 2013 , compared to $10.8 million for the same period in 2012 , a decrease of $567,000 or 5.2% .  The primary reason for the decrease in noninterest income was due to the decrease in gain on sale of securities available for sale during the three months ended March 31, 2013 when compared to the same period in 2012 .  During the three months ended March 31, 2013 , we had gains on sale of AFS securities of $4.3 million compared to gains of $6.0 million for the same period in 2012 .   The fair value of the AFS securities portfolio at March 31, 2013 was $1.59 billion with a net unrealized gain on that date of $35.3 million .  The net unrealized gain is comprised of $40.7 million in unrealized gains and $5.4 million in unrealized losses.  The fair value of the HTM securities portfolio at March 31, 2013 was $242.4 million with a net unrealized gain on that date of $7.1 million .  The net unrealized gain is comprised of $7.3 million in unrealized gains and approximately $170,000 in unrealized losses.  During the three months ended March 31, 2013 , we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the first quarter of 2012, we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $485,000 as of March 31, 2012.  During the quarter ended March 31, 2013 , as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities.  There can be no assurance that the level of security gains reported during the three months ended March 31, 2013 , will continue in future periods.

For the three months ended March 31, 2012, the value of the FHLB advance options fees became further impaired resulting in a $472,000 impairment charge. At March 31, 2012, the carrying value of the FHLB advance option fees on the balance sheet was $1.6 million. At December 31, 2012, the value of the FHLB advance option fees was completely impaired and written down.

Gain on sale of loans increase d $188,000 , or 143.5% , for the three months ended March 31, 2013 , when compared to the same period in 2012 .  The increase for the three months ended March 31, 2013 was due primarily to an increase in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income decrease d $220,000 , or 19.8% , for the three months ended March 31, 2013 , when compared to the same period in 2012 as a result of decrease s in the fair value of written loan commitments, merchant services income, credit life income, deluxe income and trading income.

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

Income Taxes (2013 Restated)

Pre-tax income for the three months ended March 31, 2013 was $10.9 million compared to $13.2 million , for the same period in 2012 .  Income tax expense was $1.8 million, for the three months ended March 31, 2013 , compared to $3.1 million , for the three months ended March 31, 2012 .  The effective tax rate as a percentage of pre-tax income was 17.0% for the three months ended March 31, 2013 , compared to 23.4% for the three months ended March 31, 2012 .  The decrease in the effective tax rate and income tax expense for the three months ended March 31, 2013 , was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2012 . The net deferred assets totaled $6.4 million at March 31, 2013 as compared to $4.1 million at December 31, 2012.

Capital Resources (2013 Restated)

Our total shareholders' equity at March 31, 2013 , was $255.9 million , representing a decrease of 0.7% , or $1.9 million from December 31, 2012 and represented 7.7% of total assets at March 31, 2013 compared to 8.0% of total assets at December 31, 2012 .

Increases to our shareholders’ equity consisted of net income of $9.0 million , the issuance of $306,000 in common stock ( 14,361 shares) through our employee stock and dividend reinvestment plans and $207,000 of stock compensation expense, which was more than offset by decrease s in accumulated other comprehensive income of $6.1 million , the repurchase of $1.9 million of common stock, and $3.4 million in cash dividends paid.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$313,292	21.68%	$115,628	8.00%	N/A	N/A
Bank Only	$306,053	21.19%	$115,569	8.00%	$144,461	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$295,176	20.42%	$57,814	4.00%	N/A	N/A
Bank Only	$287,937	19.93%	$57,784	4.00%	$86,677	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$295,176	9.37%	$126,026	4.00%	N/A	N/A
Bank Only	$287,937	9.15%	$125,864	4.00%	$157,330	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Return on Average Assets	1.14%	1.26%
Return on Average Shareholders' Equity	14.19	15.34
Dividend Payout Ratio – Basic	39.2	32.1
Dividend Payout Ratio – Diluted	39.2	32.1
Average Shareholders' Equity to Average Total Assets	8.04	8.20

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed May 7, 2013, our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 31, 2013 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that time, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure. Subsequent to that evaluation and in connection with the restatement and filing of this amendment, our management, including our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 and based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, management has identified the following material weakness in internal control over financial reporting as of March 31, 2013:

•
We did not adequately design interest income recognition controls for municipal securities purchased at a premium. As a result, we did not properly amortize the premium to the maturity of the security, but instead we amortized the premium to the earliest call date. The control deficiency resulted in an interest income recognition error for individual callable municipal securities purchased at a premium that required specific accounting in accordance with generally accepted accounting principles. The error resulted in the restatement of the Company's quarterly financial information as of and for the quarter and year to date period ended March 31, 2013. Management has concluded that the identified control deficiency constitutes a material weakness.

Remediation Plan for Material Weakness

Our management has dedicated significant resources to correcting the accounting error and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of interest income recognition and remedy our material weakness in our internal control over financial reporting and our ineffective disclosure controls and procedures.
Subsequent to December 31, 2013, we enhanced our interest income recognition controls for callable municipal securities purchased at a premium. We will amortize all of our municipal securities purchased at a premium to the maturity date of the security. We believe our remediation efforts, when completed, will be sufficient to remediate the material weakness.
Changes in Internal Control Over Financial Reporting
Since December 31, 2013, we have begun the implementation of the remedial actions described above. However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at March 31, 2013 such litigation is not material to our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q/A and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

On March 18, 2013, Michael L. Coogan, one of our named executive officers, provided notice of his resignation to be effective on May 15, 2013.

ITEM 6.    EXHIBITS

A list of exhibits to this Form 10-Q/A is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	March 7, 2014	BY:	/s/ SAM DAWSON
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	March 7, 2014	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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

*Filed herewith.

† The certification attached as Exhibit 32 accompanies this quarterly report on Form 10-Q/A and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sam Dawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Southside Bancshares, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	March 7, 2014	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee R. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Southside Bancshares, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:	March 7, 2014	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 (the “Report”) by Southside Bancshares, Inc. (“Registrant”), each of the undersigned hereby certifies that to his knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

DATE:	March 7, 2014	By:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer

DATE:	March 7, 2014	By:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer