Form 10-Q/A
period 2013-06-30
SOUTHSIDE BANCSHARES INC
filed 2014-03-07
CIK 705432

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2013 (the “Original Filing”). This amendment is being filed to reflect the restatement of i) the quarterly results of Southside Bancshares, Inc. (the “Company”), as discussed in Note 2 to the unaudited consolidated financial statements contained herein, and ii) other information related to such restated financial information. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Original Filing is amended by this Form 10-Q/A.
During the preparation of the Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), the Company determined that in periods prior to December 31, 2013, it incorrectly accounted for the recognition of interest income on its municipal bonds purchased at a premium based on amortizing the premium to the earliest call date instead of amortizing the premium to maturity as prescribed pursuant to GAAP. Therefore, the Company determined the municipal bonds purchased at a premium should be re-amortized to maturity.
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(Restated)
Cash and due from banks	$45,628	$47,312
Interest earning deposits	4,169	103,318
Total cash and cash equivalents	49,797	150,630
Investment securities:
Available for sale, at estimated fair value	488,321	617,707
Held to maturity, at amortized cost	302,994	1,009
Mortgage-backed and related securities:
Available for sale, at estimated fair value	821,760	806,360
Held to maturity, at amortized cost	240,514	245,538
FHLB stock, at cost	27,153	27,889
Other investments, at cost	2,064	2,064
Loans held for sale	724	3,601
Loans:
Loans	1,293,429	1,262,977
Less: Allowance for loan losses	(18,370)	(20,585)
Net Loans	1,275,059	1,242,392
Premises and equipment, net	50,186	50,075
Goodwill	22,034	22,034
Other intangible assets, net	245	324
Interest receivable	20,883	18,936
Deferred tax asset	21,478	4,120
Unsettled issuances of brokered CDs	11,069	—
Other assets	51,384	44,724
TOTAL ASSETS	$3,385,665	$3,237,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$663,594	$595,093
Interest bearing	1,835,744	1,756,804
Total deposits	2,499,338	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	857	984
FHLB advances	84,882	150,985
Other obligations	219	219
Total short-term obligations	85,958	152,188
Long-term obligations:
FHLB advances	441,808	369,097
Long-term debt	60,311	60,311
Total long-term obligations	502,119	429,408
Unsettled trades to purchase securities	27,814	10,047
Other liabilities	34,316	36,100
TOTAL LIABILITIES	3,149,545	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 20,335,929 shares issued in 2013 and 19,446,187 shares issued in 2012)	25,420	24,308
Paid-in capital	212,648	195,602
Retained earnings	66,732	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(30,988)	2,938
TOTAL SHAREHOLDERS' EQUITY	236,120	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,385,665	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income	(Restated)		(Restated)
Loans	$18,390	$17,526	$36,055	$34,296
Investment securities – taxable	169	20	533	51
Investment securities – tax-exempt	5,907	2,961	10,395	5,628
Mortgage-backed and related securities	4,680	8,872	8,616	21,035
FHLB stock and other investments	34	54	99	133
Other interest earning assets	35	9	78	15
Total interest income	29,215	29,442	55,776	61,158
Interest expense
Deposits	2,001	2,765	4,071	6,160
Short-term obligations	389	1,734	1,639	3,326
Long-term obligations	1,954	2,398	3,735	5,131
Total interest expense	4,344	6,897	9,445	14,617
Net interest income	24,871	22,545	46,331	46,541
Provision for loan losses	2,021	2,174	2,513	5,226
Net interest income after provision for loan losses	22,850	20,371	43,818	41,315
Noninterest income
Deposit services	3,904	3,838	7,657	7,586
Gain on sale of securities available for sale	5,001	3,297	9,346	9,269
Loss on sale of securities carried at fair value through income	—	(13)	—	(498)

Total other-than-temporary impairment losses	—	(21)	(52)	(21)
Portion of loss recognized in other comprehensive income (before taxes)	—	(19)	10	(160)
Net impairment losses recognized in earnings	—	(40)	(42)	(181)

FHLB advance option impairment charges	—	(1,364)	—	(1,836)
Gain on sale of loans	241	298	560	429
Trust income	733	669	1,453	1,346
Bank owned life insurance income	264	254	518	520
Other	953	1,123	1,844	2,234
Total noninterest income	11,096	8,062	21,336	18,869
Noninterest expense
Salaries and employee benefits	13,401	12,142	26,610	23,975
Occupancy expense	1,897	1,851	3,768	3,609
Advertising, travel & entertainment	656	603	1,297	1,207
ATM and debit card expense	303	287	684	566
Director fees	273	273	537	541
Supplies	169	222	419	381
Professional fees	562	612	1,202	1,303
Telephone and communications	384	445	835	851
FDIC insurance	409	414	830	884
FHLB prepayment fees	988	—	988	—
Other	2,124	2,247	4,315	4,301
Total noninterest expense	21,166	19,096	41,485	37,618

Income before income tax expense	12,780	9,337	23,669	22,566
Provision for income tax expense	1,712	1,608	3,559	4,698
Net income	$11,068	$7,729	$20,110	$17,868
Earnings per common share – basic	$0.62	$0.42	$1.13	$0.98
Earnings per common share – diluted	$0.62	$0.42	$1.12	$0.98
Dividends paid per common share	$0.20	$0.20	$0.40	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Net income	$11,068	$7,729	$20,110	$17,868
Other comprehensive income (loss):
Unrealized holding (losses) gains on available for sale securities during the period	(38,536)	842	(44,280)	(4,044)
Change in net unrealized gain on securities transferred to held to maturity	28	—	28	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	40	(10)	181
Reclassification adjustment for gain on sale of available for sale securities, included in net income	(5,001)	(3,297)	(9,346)	(9,269)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	40	42	181
Amortization of net actuarial loss, included in net periodic benefit cost	751	512	1,394	1,011
Amortization of prior service credit, included in net periodic benefit cost	(11)	(12)	(22)	(22)
Other comprehensive loss, before tax	(42,769)	(1,875)	(52,194)	(11,962)
Income tax benefit related to other items of comprehensive income	14,969	656	18,268	4,187
Other comprehensive loss, net of tax	(27,800)	(1,219)	(33,926)	(7,775)
Comprehensive (loss) income	$(16,732)	$6,510	$(13,816)	$10,093

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			17,868			17,868
Other comprehensive loss					(7,775)	(7,775)
Issuance of common stock (30,436 shares)	38	595				633
Stock compensation expense		133				133
Tax benefits of incentive stock options		11				11
Net issuance of common stock under employee stock plans	10	39	(54)			(5)
Cash dividends paid on common stock ($0.38 per share)			(6,436)			(6,436)
Stock dividend declared	1,034	16,425	(17,459)			—
Balance at June 30, 2012	$24,228	$193,994	$66,565	$(28,377)	$6,946	$263,356

Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income (Restated)			20,110			20,110
Other comprehensive loss (Restated)					(33,926)	(33,926)
Issuance of common stock (28,529 shares)	35	593				628
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		373				373
Tax benefits related to stock awards		22				22
Net issuance of common stock under employee stock plans	12	63	(62)			13
Cash dividends paid on common stock ($0.40 per share)			(6,964)			(6,964)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at June 30, 2013 (Restated)	$25,420	$212,648	$66,732	$(37,692)	$(30,988)	$236,120

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:	(Restated)
Net income	$20,110	$17,868
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,807	1,778
Amortization of premium	16,015	22,864
Accretion of discount and loan fees	(2,852)	(2,399)
Provision for loan losses	2,513	5,226
Stock compensation expense	373	133
Deferred tax expense (benefit)	909	(2,743)
Excess tax benefits from stock-based compensation	(22)	(11)
Loss on sale of securities carried at fair value through income	—	498
Gain on sale of securities available for sale	(9,346)	(9,269)
Net other-than-temporary impairment losses	42	181
FHLB advance option impairment charges	—	1,836
Gain on sale of other real estate owned	(72)	(3)
Net change in:
Interest receivable	(1,947)	1,497
Other assets	(6,990)	27
Interest payable	(481)	(458)
Other liabilities	69	(2,393)
Loans held for sale	2,877	2,105
Net cash provided by operating activities	23,005	36,737

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(115,647)	—
Maturities, calls and principal repayments	118,178	32,331
Securities available for sale:
Purchases	(1,018,900)	(1,213,923)
Sales	612,459	448,725
Maturities, calls and principal repayments	179,203	163,809
Securities carried at fair value through income:
Purchases	—	(57,606)
Sales	—	675,255
Maturities, calls and principal repayments	—	25,279
Proceeds from redemption of FHLB stock	5,242	10,292
Purchases of FHLB stock and other investments	(4,506)	(10,757)
Net increase in loans	(35,355)	(100,529)
Purchases of premises and equipment	(1,918)	(1,433)
Proceeds from sales of premises and equipment	—	—
Proceeds from sales of other real estate owned	461	112
Proceeds from sales of repossessed assets	2,304	2,070
Net cash used in investing activities	(258,479)	(26,375)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2013	2012
FINANCING ACTIVITIES:	(Restated)
Net increase in demand and savings accounts	$140,307	$198,420
Net decrease in certificates of deposit	(3,947)	(124,695)
Net decrease in federal funds purchased and repurchase agreements	(127)	(997)
Proceeds from FHLB advances	6,792,758	9,133,164
Repayment of FHLB advances	(6,786,150)	(9,147,464)
Excess tax benefits from stock-based awards	22	11
Net issuance of common stock under employee stock plan	13	—
Purchase of common stock	(1,899)	—
Proceeds from the issuance of common stock	628	633
Cash dividends paid	(6,964)	(6,436)
Net cash provided by financing activities	134,641	52,636

Net (decrease) increase in cash and cash equivalents	(100,833)	62,998
Cash and cash equivalents at beginning of period	150,630	43,238
Cash and cash equivalents at end of period	$49,797	$106,236

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$9,925	$15,075
Income taxes paid	$1,600	$9,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$2,555	$2,621
Transfer of available for sale securities to held to maturity securities	$290,136	$—
Adjustment to pension liability	$(1,372)	$(989)
5% stock dividend	$17,060	$17,459
Unsettled trades to purchase securities	$(27,814)	$(42,300)
Unsettled trades to sell securities	$—	$1,071
Unsettled issuances of brokered CDs	$11,069	$—

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
We evaluated the effect of this error and concluded that it was immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2013. Accordingly, on February 10, 2014, we filed a Form 8-K reporting that the Audit Committee of the Board of Directors of the Company determined based on the recommendation of management, that the Company should restate its unaudited consolidated financial statements in each of these Quarterly Reports on Form 10-Q. In addition, we will record in the fourth quarter of 2013 the immaterial cumulative effect of the error relating to prior years, which will increase net income by approximately $1.1 million for the year ended December 3l, 2013.
The aggregate net income resulting from the change in the amortization method for municipal securities purchased at a premium to maturity from the earliest call date for the second quarter of 2013 was $996,000, which should have been recorded during the second quarterly period of 2013.
The correction of the error resulted in an increase in net income of $996,000 and $1.5 million for the three and six months ended June 30, 2013, respectively, resulting in net income on a restated basis of $11.1 million and $20.1 million for those same periods.
A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of June 30, 2013
Consolidated Balance Sheet (unaudited)	As Originally Reported	Corrections	As Restated

Investment securities:
Held to maturity, at amortized cost (1)	$302,775	$219	$302,994
Deferred tax asset (4)	20,883	595	21,478
Other assets (5)	51,511	(127)	51,384
Total assets	3,384,978	687	3,385,665

Retained earnings (2)	65,219	1,513	66,732
Accumulated other comprehensive loss (3)	(30,162)	(826)	(30,988)
Total shareholders’ equity	235,433	687	236,120
Total liabilities and shareholder's equity	3,384,978	687	3,385,665
“As Originally Reported” reflects balances reported in the June 30, 2013 Form 10-Q filed on August 7, 2013.
“Corrections” reflect changes to the originally reported balances and are described below.
“As Restated” reflects the final restated balances.
Balance Sheet Corrections:

(1)	The increase in investment securities held to maturity for the six months ended June 30, 2013 reflects the reduction in amortization expense that resulted in an increase in book value.

(2)
Retained earnings increased due to the decrease in amortization expense associated with amortizing our municipal securities purchased at a premium to the maturity of the security. The increase was partially offset by a reduction in the gain on the sale of available for sale municipal securities sold during the period due to the increase in book value of the securities sold during the six months ended June 30, 2013.

(3)
Accumulated other comprehensive loss increased as a result of an increase in the unrealized loss on the available for sale securities due to an increase in the book value of the municipal securities resulting from a decrease in amortization at June 30, 2013.

(4)
The correction to the deferred tax asset occurred as a result of recording the increase in the unrealized loss on available for sale securities for the municipal securities. In addition, deferred taxes changed as a result of the additional alternative minimum tax recorded as a result of recording the additional tax-exempt interest income.

(5)	The correction of other assets relates to a decrease in taxes receivable as a result of recording the additional alternative minimum tax.

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	(in thousands)			(in thousands)
Consolidated Statement of Income (unaudited)	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated

Investment securities - tax-exempt (1)	$4,877	$1,030	$5,907	$8,835	$1,560	$10,395
Total interest income	28,185	1,030	29,215	54,216	1,560	55,776
Net interest income	23,841	1,030	24,871	44,771	1,560	46,331
Net interest income after provision for loan losses	21,820	1,030	22,850	42,258	1,560	43,818
Gain on sale of securities available for sale (2)	5,052	(51)	5,001	9,417	(71)	9,346
Total noninterest income	11,147	(51)	11,096	21,407	(71)	21,336
Income before income tax expense	11,801	979	12,780	22,180	1,489	23,669
Provision for income tax expense (3)	1,729	(17)	1,712	3,583	(24)	3,559
Net income	10,072	996	11,068	18,597	1,513	20,110
Earnings per common share – basic	0.56	0.06	0.62	1.04	0.09	$1.13
Earnings per common share – diluted	0.56	0.06	0.62	1.04	0.08	$1.12

“As Originally Reported” reflects balances reported in the June 30, 2013 Form 10-Q filed on August 7, 2013.
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

(3)	The change in provision for income tax expense is a direct result of the tax benefit associated with the decrease in the gain on sale of available for sale securities.

	As of and For the Three Months Ended June 30, 2013			As of and For the Six Months Ended June 30, 2013
	(in thousands)			(in thousands)
Consolidated Statement of Comprehensive Income (unaudited)	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated

Net income	$10,072	$996	$11,068	$18,597	$1,513	$20,110

Unrealized holding losses on available for sale securities during the period	(37,666)	(870)	(38,536)	(42,881)	(1,399)	(44,280)
Change in net unrealized gain on securities transferred to held to maturity	(30)	58	28	(30)	58	28
Reclassification adjustment for gain on sale of available for sale securities included in net income	(5,052)	51	(5,001)	(9,417)	71	(9,346)
Other comprehensive loss, before tax	(42,008)	(761)	(42,769)	(50,924)	(1,270)	(52,194)
Income tax benefit related to other items of comprehensive income	14,703	266	14,969	17,824	444	18,268
Other comprehensive loss, net of tax	(27,305)	(495)	(27,800)	(33,100)	(826)	(33,926)
Comprehensive loss	(17,233)	501	(16,732)	(14,503)	687	(13,816)

				As of and For the Six Months Ended June 30, 2013
Consolidated Statement of Changes in Equity
(unaudited)				(in thousands)

Retained earnings:
Net income				$18,597	$1,513	$20,110
Balance, at June 30, 2013				65,219	1,513	66,732

Accumulated other comprehensive loss:
Other comprehensive loss				$(33,100)	$(826)	$(33,926)
Balance, at June 30, 2013				(30,162)	(826)	(30,988)
Total shareholders' equity				235,433	687	236,120

				As of and For the Six Months Ended June 30, 2013
Consolidated Statement of Cash Flow
(unaudited)				(in thousands)

Operating Activities:
Net income				$18,597	$1,513	$20,110
Amortization of premium				17,636	(1,621)	16,015
Accretion of discount and loan fees				(2,913)	61	(2,852)
Deferred tax expense (benefit)				1,060	(151)	909
Gain on sale of securities available for sale				(9,417)	71	(9,346)
Other assets				(7,117)	127	(6,990)
“As Originally Reported” reflects balances reported in the June 30, 2013 Form 10-Q filed on August 7, 2013.
“Corrections” reflect changes to the originally reported balances.
“As Restated” reflects the final restated balances.

3.    Earnings Per Share - (2013 Restated)

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and Diluted Earnings:
Net income	$11,068	$7,729	$20,110	$17,868
Basic weighted-average shares outstanding	17,849	18,210	17,853	18,203
Add: Stock options	32	13	26	13
Diluted weighted-average shares outstanding	17,881	18,223	17,879	18,216

Basic Earnings Per Share:	$0.62	$0.42	$1.13	$0.98

Diluted Earnings Per Share:	$0.62	$0.42	$1.12	$0.98

For the three- and six-month periods ended June 30, 2013 there were approximately 10,000 and 17,000 anti-dilutive shares, respectively. For the three- and six-month periods ended June 30, 2012 there were approximately 4,000 and 6,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income - (2013 Restated)

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Six Months Ended June 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income before reclassifications	(44,416)	154	—	—	(44,262)
Reclassified from accumulated other comprehensive income	(9,346)	42	(22)	1,394	(7,932)
Income tax benefit (expense)	18,816	(68)	8	(488)	18,268
Net current-period other comprehensive (loss) income, net of tax	(34,946)	128	(14)	906	(33,926)
Ending balance, net of tax	$(4,446)	$(1,012)	$234	$(25,764)	$(30,988)

	Three Months Ended June 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$24,194	$(1,371)	$241	$(26,252)	$(3,188)
Other comprehensive (loss) income before reclassifications	(39,060)	552	—	—	(38,508)
Reclassified from accumulated other comprehensive income	(5,001)	—	(11)	751	(4,261)
Income tax benefit (expense)	15,421	(193)	4	(263)	14,969
Net current-period other comprehensive (loss) income, net of tax	(28,640)	359	(7)	488	(27,800)
Ending balance, net of tax	$(4,446)	$(1,012)	$234	$(25,764)	$(30,988)

	Six Months Ended June 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive (loss) income before reclassifications	(3,987)	124	—	—	(3,863)
Reclassified from accumulated other comprehensive income	(9,269)	181	(22)	1,011	(8,099)
Income tax benefit (expense)	4,640	(107)	8	(354)	4,187
Net current-period other comprehensive (loss) income, net of tax	(8,616)	198	(14)	657	(7,775)
Ending balance, net of tax	$28,655	$(1,379)	$262	$(20,592)	$6,946

	Three Months Ended June 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,202	$(1,382)	$270	$(20,925)	$8,165
Other comprehensive (loss) income before reclassifications	917	(35)	—	—	882
Reclassified from accumulated other comprehensive income	(3,297)	40	(12)	512	(2,757)
Income tax benefit (expense)	833	(2)	4	(179)	656
Net current-period other comprehensive (loss) income, net of tax	(1,547)	3	(8)	333	(1,219)
Ending balance, net of tax	$28,655	$(1,379)	$262	$(20,592)	$6,946

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gains on available-for-sale securities:
Realized gain on sale of securities (1)	$5,001	$3,297	$9,346	$9,269
Impairment losses (2)	—	(40)	(42)	(181)
Total before tax	5,001	3,257	9,304	9,088
Tax benefit (expense)	(1,750)	(1,140)	(3,256)	(3,181)
Net of tax	$3,251	$2,117	$6,048	$5,907

Amortization of defined benefit pension items:
Net loss (3)	$(751)	$(512)	$(1,394)	$(1,011)
Prior service credit (3)	11	12	22	22
Total before tax	(740)	(500)	(1,372)	(989)
Tax benefit (expense)	259	175	480	346
Net of tax	$(481)	$(325)	$(892)	$(643)
Total reclassifications for the period, net of tax	$2,770	$1,792	$5,156	$5,264

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

5.     Securities - (2013 Restated)

The amortized cost and estimated fair value of investment and mortgage-backed securities as of June 30, 2013 and December 31, 2012, are reflected in the tables below (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$15,551	$—	$—	$1,353	$14,198
State and Political Subdivisions	473,295	7,118	—	20,586	459,827
Other Stocks and Bonds	15,770	142	1,558	58	14,296
Mortgage-backed Securities: (1)
Residential	670,639	15,402	—	2,420	683,621
Commercial	146,289	274	—	8,424	138,139
Total	$1,321,544	$22,936	$1,558	$32,841	$1,310,081

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$302,994	$110	$—	$12,871	$290,233
Mortgage-backed Securities: (1)
Residential	125,189	5,134	—	1	130,322
Commercial	115,325	—	—	5,786	109,539
Total	$543,508	$5,244	$—	$18,658	$530,094

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities: (1)
Residential	789,356	18,003	—	999	806,360
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities: (1)
Residential	245,538	8,770	—	47	254,261
Total	$246,547	$8,898	$—	$47	$255,398

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Securities carried at fair value through income were as follows (in thousands):

	At June 30,	At December 31,	At December 31,
	2013	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$30,413
Government-Sponsored Enterprises	—	—	617,346
Total	$—	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) gain on sales transactions	$—	$(13)	$—	$(498)
Net mark-to-market gains	—	—	—	—
Net (loss) gain on securities carried at fair value through income	$—	$(13)	$—	$(498)

The following table represents the unrealized loss on securities for the six months ended June 30, 2013 and year ended December 31, 2012 (in thousands):

	As of June 30, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$14,198	$1,353	$—	$—	$14,198	$1,353
State and Political Subdivisions	341,507	20,586	—	—	341,507	20,586
Other Stocks and Bonds	5,272	58	1,144	1,558	6,416	1,616
Mortgage-backed Securities:
Residential	115,495	1,967	28,072	453	143,567	2,420
Commercial	135,287	8,424	—	—	135,287	8,424
Total	$611,759	$32,388	$29,216	$2,011	$640,975	$34,399
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$287,987	$12,871	$—	$—	$287,987	$12,871
Mortgage-backed Securities:
Residential	3,074	1	—	—	3,074	1
Commercial	109,539	5,786	—	—	109,539	5,786
Total	$400,600	$18,658	$—	$—	$400,600	$18,658

	As of December 31, 2012
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities:
Residential	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
HELD TO MATURITY
Mortgage-backed Securities:
Residential	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

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

The table below provides more detail on the TRUPs at June 30, 2013 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,298	$702	$26	C1	Ca
2	2,000	550	1,450	733	B1	C
3	2,000	1,450	550	385	B2	C
	$6,000	$3,298	$2,702	$1,144

The following tables present a roll forward of the credit losses recognized in earnings, on AFS debt securities
(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,298	$3,216	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	40	42	181
Balance, end of period	$3,298	$3,256	$3,298	$3,256

Interest income recognized on securities for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
U.S. Treasury	$17	$—
U.S. Government Agency Debentures	305	—
State and Political Subdivisions	10,507	5,642
Other Stocks and Bonds	99	37
Mortgage-backed Securities	8,616	21,035
Total interest income on securities	$19,544	$26,714

	Three Months Ended June 30,
	2013	2012
U.S. Treasury	$—	$—
U.S. Government Agency Debentures	93	—
State and Political Subdivisions	5,929	2,968
Other Stocks and Bonds	54	13
Mortgage-backed Securities	4,680	8,872
Total interest income on securities	$10,756	$11,853

During the second quarter of 2013, the Company transferred commercial mortgage-backed securities with a fair value of $57.9 million and state and political subdivisions securities with a fair value of $232.2 million from AFS to HTM due to overall balance sheet strategies. The unrealized gain on the securities transferred from AFS to HTM was $3.2 million ($2.1 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. The unrealized gain on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no sales from the HTM portfolio during the six months ended June 30, 2013 or 2012.  There were $543.5 million and $246.5 million of securities classified as HTM at June 30, 2013 and December 31, 2012, respectively.

Of the $9.3 million in net securities gains from the AFS portfolio for the six months ended June 30, 2013, there were $10.7 million in realized gains and approximately $1.4 million in realized losses.  Of the $9.3 million in net securities gains from the AFS portfolio for the six months ended June 30, 2012, there were $9.4 million in realized gains and approximately $105,000 in realized losses.

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

	June 30, 2013
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$2,788	$2,793
Due after one year through five years	23,755	24,172
Due after five years through ten years	56,024	56,397
Due after ten years	422,049	404,959
	504,616	488,321
Mortgage-backed Securities:	816,928	821,760
Total	$1,321,544	$1,310,081

	June 30, 2013
	Amortized Cost	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	218	215
Due after five years through ten years	8,797	8,572
Due after ten years	293,979	281,446
	302,994	290,233
Mortgage-backed Securities:	240,514	239,861
Total	$543,508	$530,094

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
June 30, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$49,797	$49,797	$49,797	$—	$—
Investment securities:
Held to maturity, at amortized cost (Restated)	302,994	290,233	—	290,233	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	240,514	239,861	—	239,861	—
FHLB stock and other investments, at cost	29,217	29,217	—	29,217	—
Loans, net of allowance for loan losses	1,275,059	1,256,530	—	—	1,256,530
Loans held for sale	724	724	—	724	—
Financial Liabilities:
Retail deposits	$2,499,338	$2,498,520	$—	$2,498,520	$—
Federal funds purchased and repurchase agreements	857	857	—	857	—
FHLB advances	526,690	515,574	—	515,574	—
Long-term debt	60,311	43,416	—	43,416	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

We reported an increase in net income for the three and six months ended June 30, 2013 compared to the same period in 2012 .  Net income on a restated basis for the three and six months ended June 30, 2013 was $11.1 million and $20.1 million , respectively, compared to $7.7 million and $17.9 million , respectively, for the same period in 2012 .

As more fully described in Note 2 of the Notes to Financial Statements, certain financial statement components for the three and six months ended June 30, 2013 have been restated to reflect the recognition of interest income on our municipal securities purchased at a premium based on amortizing the premium to the maturity of the security. Throughout this discussion we will footnote tables that have been restated for the three and six months ended June 30, 2013 to reflect the impact of this restatement and we have updated our discussion to discuss changes between periods when comparing the restated amounts.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2013, and December 31, 2012, are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

The quarter ended June 30, 2013 , was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio. During the quarter ended June 30, 2013 , we sold long duration, lower coupon municipal securities, U.S. Agency Commercial MBS, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures and taxable municipals. The sale of these securities resulted in a gain on the sale of available for sale securities of $5.0 million during the three months ended June 30, 2013 . Purchases included 5.00% coupon general market municipal securities, U.S. Agency Commercial MBS with maturities less than ten years and short duration U.S. Agency MBS at lower premiums that created a favorable risk reward scenario. At

June 30, 2013 , total unamortized premium for our MBS decreased to approximately $33 million from approximately $91.2 million at June 30, 2012 .  Our investment securities and U.S. agency mortgage-backed securities increase d from $1.67 billion at December 31, 2012 to $1.85 billion at June 30, 2013 .  The average coupon of the mortgage-backed securities portfolio decrease d to 4.43% at June 30, 2013 from 5.11% at December 31, 2012 . The average coupon of the municipal securities portfolio increased to 4.79% at June 30, 2013 when compared to 4.14% at December 31, 2012 . At June 30, 2013 , securities as a percentage of assets increased to 54.7% as compared to 51.6% at December 31, 2012 , primarily as a result of the strategic increase in the securities portfolio during the first quarter.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet. Given the current low interest rate environment, our portfolio decisions reflect our significant focus on interest rate risk. We will continue to manage the balance sheet with the knowledge that at some point we are likely to transition to a higher interest rate environment.

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

Net interest income for the six months ended June 30, 2013 was $46.3 million , a decrease of $210,000 , or 0.5% , compared to the same period in 2012 .

During the six months ended June 30, 2013 , total interest income decrease d $5.4 million , or 8.8% , to $55.8 million compared to $61.2 million , for the same period in 2012 .  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.32% for the six months ended June 30, 2012 to 4.12% for the six months ended June 30, 2013 , which more than offset the increase in average interest earning assets of $6.1 million , or 0.2% , from $3.06 billion to $3.07 billion .  Total interest expense decrease d $5.2 million , or 35.4% , to $9.4 million , during the six months ended June 30, 2013 , as compared to $14.6 million during the same period in 2012 .  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2013 , to 0.79% from 1.21% for the same period in 2012 , and the decrease in average interest bearing liabilities of $31.2 million , or 1.3% , from $2.44 billion for the six months ended June 30, 2012 , to $2.41 billion for the same period in 2013 .

Net interest income increase d during the three months ended June 30, 2013 when compared to the same period in 2012 as a result of a decrease in interest expense which was partially offset by a decrease in interest income primarily driven by a decrease in mortgage-backed and related securities investment income.  Our average interest earning assets during this period increase d $4.7 million , or 0.2% .  The decrease in the average yield on interest bearing liabilities of 41 basis points is a result of an overall decrease in interest rates compared to the same period in 2012 and higher priced FHLB advances that matured or were prepaid being replaced with lower cost funding.  For the three months ended June 30, 2013 , our net interest spread and net interest margin increase d to 3.51% and 3.66% , respectively, from 2.98% and 3.21% when compared to the same period in 2012 .

During the six months ended June 30, 2013 , average loans increase d $140.6 million , or 12.4% , compared to the same period in 2012 .  1-4 Family Residential loans represent a large part of this increase.  The average yield on loans decrease d from 6.39% for the six months ended June 30, 2012 to 5.99% for the six months ended June 30, 2013 .  The increase in interest income on loans of $1.8 million , or 5.1% , to $36.1 million for the six months ended June 30, 2013 , when compared to $34.3 million for the same period in 2012 was the result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended June 30, 2013 , average loans increase d $123.4 million , or 10.6% , to $1.29 billion , when compared to $1.17 billion for the same period in 2012 .  The average yield on loans decrease d from 6.37% for the three months ended June 30, 2012 to 6.01% for the three months ended June 30, 2013 .  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities decrease d $169.7 million , or 9.0% , from $1.88 billion to $1.71 billion , for the six months ended June 30, 2013 , when compared to the same period in 2012 .  At June 30, 2013 , most of our mortgage-backed securities were fixed rate securities and less than two percent were variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decrease d to 2.90% during the six months ended June 30, 2013 , from 3.17% during the same period in 2012 .  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities combined with the purchase of new securities in an overall lower interest rate environment due to the decrease in the average interest rates during 2013 .  Interest income on investment and mortgage-backed securities decrease d $7.2 million during the six months ended June 30, 2013 , or 26.8% , compared to the same period in 2012 due to a decrease in the average yield and average balance.  For the three months ended June 30, 2013 , average investment and mortgage-backed securities decrease d $150.4 million , or 7.8% , to $1.77 billion , when compared to $1.92 billion for the same period in 2012 .  The overall yield on average investment and mortgage-backed securities increase d to 3.08% during the three months ended June 30, 2013 , from 2.80% during the same period in 2012 primarily as a result of an increase in municipal securities.  Interest income from investment and mortgage-backed securities decrease d $1.1 million , or 9.3% , to $10.8 million for the three months ended June 30, 2013 , compared to $11.9 million for the same period in 2012 .  The increase in the average yield primarily reflects the change in the mix in total securities to more heavily weight higher yielding municipal securities during 2013 , which was partially offset by an increase in prepayments on the mortgage-backed securities during 2013 , when compared to 2012 and the purchase of lower yielding securities, when compared to both those securities paying off or maturing and securities sold including the securities carried at fair value through income.  The decrease in interest income for the three months is due to a decrease in average balance which was partially offset by an increase in the average yield.

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

During the six months ended June 30, 2013 , our average loans increased while our average securities decreased compared to the same period in 2012 .  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets as average securities decreased to 56.5% during the six months ended June 30, 2013 , compared to 62.3% during the same period in 2012 . Average loans increase d to 41.7% of average total interest earning assets and other interest earning asset categories averaged 1.8% for the six months ended June 30, 2013 .  During 2012 , the comparable mix was 37.2% in loans and 0.5% in the other interest earning asset categories.

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

Average long-term interest bearing liabilities consisting of FHLB advances increased $108.8 million, or 37.6%, during the six months ended June 30, 2013 to $398.6 million, as compared to $289.7 million for the six months ended June 30, 2012.  Interest expense associated with long-term FHLB advances decreased $465,000, or 13.4%, and the average rate paid decreased 89 basis points for the six months ended June 30, 2013, when compared to the same period in 2012.  For the three months ended June 30, 2013, long-term interest bearing liabilities increased $117.3 million, or 37.6%, when compared to the same period in 2012.  Interest expense associated with long-term FHLB advances increased $19,000, or 1.2%, while the average rate paid decreased to 1.49% for the three months ended June 30, 2013, when compared to 2.03% for the same period in 2012. The increase in the average long-

term FHLB advances is due primarily to the increase in the purchase of long-term advances during the 12 months ended June 30, 2013, when compared to the same period in 2012. In addition, as $50 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were obtained.  During 2010 and 2011, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2013, the remaining $50 million par of long-term commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million.  During 2012, the value of the FHLB advance option fees became further impaired resulting in a total charge of $2.03 million in 2012 which resulted in the FHLB advance option fees being fully impaired and completely written down.

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

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Six Months Ended
	June 30, 2013 (1)			June 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (2)(3)	$1,277,991	$37,950	5.99%	$1,137,397	$36,132	6.39%
Loans Held For Sale	1,786	28	3.16%	1,637	31	3.81%
Securities:
Investment Securities (Taxable)(5)	64,835	533	1.66%	5,167	51	1.98%
Investment Securities (Tax-Exempt)(4)(5)	603,286	15,392	5.15%	278,435	8,473	6.12%
Mortgage-backed and Related Securities (5)	1,038,261	8,616	1.67%	1,592,499	21,035	2.66%
Total Securities	1,706,382	24,541	2.90%	1,876,101	29,559	3.17%
FHLB stock and other investments, at cost	27,999	99	0.71%	34,553	133	0.77%
Interest Earning Deposits	56,369	78	0.28%	14,750	15	0.20%
Total Interest Earning Assets	3,070,527	62,696	4.12%	3,064,438	65,870	4.32%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	46,485			42,004
Bank Premises and Equipment	50,171			50,551
Other Assets	127,715			167,295
Less: Allowance for Loan Loss	(19,044)			(19,501)
Total Assets	$3,275,854			$3,304,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$106,444	71	0.13%	$94,647	73	0.16%
Time Deposits	618,157	2,280	0.74%	821,752	4,371	1.07%
Interest Bearing Demand Deposits	1,070,951	1,720	0.32%	859,343	1,716	0.40%
Total Interest Bearing Deposits	1,795,552	4,071	0.46%	1,775,742	6,160	0.70%
Short-term Interest Bearing Liabilities	152,090	1,639	2.17%	311,948	3,326	2.14%
Long-term Interest Bearing Liabilities – FHLB Dallas	398,570	3,011	1.52%	289,743	3,476	2.41%
Long-term Debt (6)	60,311	724	2.42%	60,311	1,655	5.52%
Total Interest Bearing Liabilities	2,406,523	9,445	0.79%	2,437,744	14,617	1.21%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	559,762			547,150
Other Liabilities	51,087			53,926
Total Liabilities	3,017,372			3,038,820
SHAREHOLDERS’ EQUITY	258,482			265,967
Total Liabilities and Shareholders’ Equity	$3,275,854			$3,304,787
NET INTEREST INCOME		$53,251			$51,253
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.50%			3.36%
NET INTEREST SPREAD			3.33%			3.11%

(1)	Restated

(2)	Interest on loans includes fees on loans that are not material in amount.

(3)	Interest income includes taxable-equivalent adjustments of $1,923 and $1,867 for the six months ended June 30, 2013 and 2012 , respectively.

(4)	Interest income includes taxable-equivalent adjustments of $4,997 and $2,845 for the six months ended June 30, 2013 and 2012 , respectively.

(5)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of June 30, 2013 and 2012 , loans totaling $8,179 and $10,077 , respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	June 30, 2013 (1)			June 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (2)(3)	$1,288,494	$19,322	6.01%	$1,165,141	$18,442	6.37%
Loans Held For Sale	1,311	12	3.67%	1,568	14	3.59%
Securities:
Investment Securities (Taxable) (5)	39,719	169	1.71%	5,660	20	1.42%
Investment Securities (Tax-Exempt)(4)(5)	692,237	8,720	5.05%	307,465	4,483	5.86%
Mortgage-backed and Related Securities (5)	1,036,866	4,680	1.81%	1,606,106	8,872	2.22%
Total Securities	1,768,822	13,569	3.08%	1,919,231	13,375	2.80%
FHLB stock and other investments, at cost	29,074	34	0.47%	35,202	54	0.62%
Interest Earning Deposits	46,362	35	0.30%	8,226	9	0.44%
Total Interest Earning Assets	3,134,063	32,972	4.22%	3,129,368	31,894	4.10%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,334			41,112
Bank Premises and Equipment	50,214			50,509
Other Assets	125,881			167,246
Less: Allowance for Loan Loss	(18,095)			(19,945)
Total Assets	$3,336,397			$3,368,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$108,446	35	0.13%	$96,527	36	0.15%
Time Deposits	614,115	1,118	0.73%	782,371	1,894	0.97%
Interest Bearing Demand Deposits	1,080,605	848	0.31%	863,308	835	0.39%
Total Interest Bearing Deposits	1,803,166	2,001	0.45%	1,742,206	2,765	0.64%
Short-term Interest Bearing Liabilities	149,913	389	1.04%	367,195	1,734	1.90%
Long-term Interest Bearing Liabilities – FHLB Dallas	428,800	1,592	1.49%	311,550	1,573	2.03%
Long-term Debt (6)	60,311	362	2.41%	60,311	825	5.50%
Total Interest Bearing Liabilities	2,442,190	4,344	0.71%	2,481,262	6,897	1.12%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	580,572			565,344
Other Liabilities	55,120			55,593
Total Liabilities	3,077,882			3,102,199
SHAREHOLDERS’ EQUITY	258,515			266,091
Total Liabilities and Shareholders’ Equity	$3,336,397			$3,368,290
NET INTEREST INCOME		$28,628			$24,997
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.66%			3.21%
NET INTEREST SPREAD			3.51%			2.98%

(1)	Restated

(2)	Interest on loans includes fees on loans that are not material in amount.

(3)	Interest income includes taxable-equivalent adjustments of $944 and $930 for the three months ended June 30, 2013 and 2012 , respectively.

(4)	Interest income includes taxable-equivalent adjustments of $2,813 and $1,522 for the three months ended June 30, 2013 and 2012 , respectively.

(5)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of June 30, 2013 and 2012 , loans totaling $8,179 and $10,077 , respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $11.1 million and $21.3 million for the three and six months ended June 30, 2013 , respectively, compared to $8.1 million and $18.9 million for the same periods in 2012 , an increase of $3.0 million , or 37.6% , and $2.5 million , or 13.1% , respectively.  The primary reason for the increase in noninterest income for the three months ended June 30, 2013 , was due to the increase in gain on sale of securities available for sale and a decrease in the FHLB advance option impairment charges when compared to the same period in 2012 .  The primary reason for the increase in noninterest income for the six months ended June 30, 2013 , was due to the decrease in the FHLB advance option impairment charges when compared to the same period in 2012 . During the six months ended June 30, 2013 and 2012, we had gain on sale of AFS securities of $9.3 million .   Gain on sale of AFS securities for the three months ended June 30, 2013 was $5.0 million , compared to $3.3 million for the same period in 2012 . The fair value of the AFS securities portfolio at June 30, 2013 was $1.31 billion with a net unrealized loss on that date of $11.5 million .  The net unrealized loss is comprised of $22.9 million in unrealized gains and $34.4 million in unrealized losses.  The fair value of the HTM securities portfolio at June 30, 2013 was $530.1 million with a net unrealized loss on that date of $13.4 million .  The net unrealized loss is comprised of $5.2 million in unrealized gains and approximately $18.7 million in unrealized losses.  During the six months ended June 30, 2013 , we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the quarter ended June 30, 2013 , we sold long duration municipal securities, lower coupon municipal securities, U.S. Agency Commercial MBS, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures and taxable municipals. The sale of these securities resulted in a gain on the sale of available for sale securities of $5.0 million.  There can be no assurance that the level of security gains reported during the six months ended June 30, 2013 , will continue in future periods.

For the three and six months ended June 30, 2012 , the value of the FHLB advance options fees became further impaired resulting in a $1.4 million and $1.8 million impairment charge, respectively. At June 30, 2012 , the carrying value of the FHLB advance option fees on the balance sheet was $195,000. At December 31, 2012, the value of the FHLB advance option fees was completely impaired and written down.

Gain on sale of loans decrease d $57,000 , or 19.1% , for the three months ended June 30, 2013 and increase d $131,000 , or 30.5% , for the six months ended June 30, 2013 when compared to the same periods in 2012 .  The increase for the six months ended June 30, 2013 was due primarily to an increase in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income decrease d $170,000 , or 15.1% , and $390,000 , or 17.5% , for the three and six months ended June 30, 2013 , respectively, when compared to the same periods in 2012 as a result of decrease s in the credit life income, deluxe income and trading income.

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

Income Taxes (2013 Restated)

Pre-tax income for the three and six months ended June 30, 2013 was $12.8 million and $23.7 million , respectively, compared to $9.3 million and $22.6 million , for the same periods in 2012 .  Income tax expense was $1.7 million and $3.6 million for the three and six months ended June 30, 2013 , respectively, compared to $1.6 million and $4.7 million for the three and six months ended June 30, 2012 , respectively.  The effective tax rate as a percentage of pre-tax income was 13.4% and 15.0% for the three and six months ended June 30, 2013 , respectively, compared to 17.2% and 20.8% , for the same periods in 2012 .  The decrease in the effective tax rate for the three and six months ended June 30, 2013 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same period in 2012 . The net deferred assets totaled $21.5 million at June 30, 2013 , as compared to $4.1 million at December 31, 2012.

Capital Resources (2013 Restated)

Our total shareholders' equity at June 30, 2013 , was $236.1 million , representing a decrease of 8.4% , or $21.6 million from December 31, 2012 and represented 7.0% of total assets at June 30, 2013 , compared to 8.0% of total assets at December 31, 2012 .

Increases to our shareholders’ equity consisted of net income of $20.1 million , the issuance of $628,000 in common stock ( 28,529 shares) through our dividend reinvestment plan and $373,000 of stock compensation expense, which was more than offset by a decrease in accumulated other comprehensive income of $33.9 million , the repurchase of $1.9 million of common stock, and $7.0 million in cash dividends paid.

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
To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$321,619	21.13%	$121,788	8.00%	N/A	N/A
Bank Only	$318,210	20.91%	$121,718	8.00%	$152,148	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$303,237	19.92%	$60,894	4.00%	N/A	N/A
Bank Only	$299,828	19.71%	$60,859	4.00%	$91,289	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$303,237	9.24%	$131,242	4.00%	N/A	N/A
Bank Only	$299,828	9.14%	$131,149	4.00%	$163,937	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.
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

The table below summarizes our key equity ratios for the three and six months ended June 30, 2013 and 2012 :

	Six Months Ended June 30,
	2013	2012
Return on Average Assets	1.24%	1.09%
Return on Average Shareholders' Equity	15.69	13.51
Dividend Payout Ratio – Basic	35.40	38.78
Dividend Payout Ratio – Diluted	35.71	38.78
Average Shareholders' Equity to Average Total Assets	7.89	8.05
	Three Months Ended June 30,
	2013	2012
Return on Average Assets	1.33%	0.92%
Return on Average Shareholders' Equity	17.17	11.68
Dividend Payout Ratio – Basic	32.26	47.62
Dividend Payout Ratio – Diluted	32.26	47.62
Average Shareholders' Equity to Average Total Assets	7.75	7.90

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed August 7, 2013, our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of June 30, 2013 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that time, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure. Subsequent to that evaluation and in connection with the restatement and filing of this amendment, our management, including our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 and based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, management has identified the following material weakness in internal control over financial reporting as of June 30, 2013:

•
We did not adequately design interest income recognition controls for municipal securities purchased at a premium. As a result, we did not properly amortize the premium to the maturity of the security, but instead we amortized the premium to the earliest call date. The control deficiency resulted in an interest income recognition error for individual callable municipal securities purchased at a premium that required specific accounting in accordance with generally accepted accounting principles. The error resulted in the restatement of the Company's quarterly financial information as of and for the quarter and year to date period ended June 30, 2013. Management has concluded that the identified control deficiency constitutes a material weakness.

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