Form 10-Q/A
period 2013-09-30
SOUTHSIDE BANCSHARES INC
filed 2014-03-07
CIK 705432

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended September 30, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2013 (the “Original Filing”). This amendment is being filed to reflect the restatement of i) the quarterly results of Southside Bancshares, Inc. (the “Company”), as discussed in Note 2 to the unaudited consolidated financial statements contained herein, and ii) other information related to such restated financial information. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Original Filing is amended by this Form 10-Q/A.
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(Restated)
Cash and due from banks	$51,823	$47,312
Interest earning deposits	7,853	103,318
Total cash and cash equivalents	59,676	150,630
Investment securities:
Available for sale, at estimated fair value	363,640	617,707
Held to maturity, at amortized cost	392,208	1,009
Mortgage-backed and related securities:
Available for sale, at estimated fair value	861,845	806,360
Held to maturity, at amortized cost	293,712	245,538
FHLB stock, at cost	32,781	27,889
Other investments, at cost	2,064	2,064
Loans held for sale	496	3,601
Loans:
Loans	1,317,568	1,262,977
Less: Allowance for loan losses	(19,356)	(20,585)
Net Loans	1,298,212	1,242,392
Premises and equipment, net	51,213	50,075
Goodwill	22,034	22,034
Other intangible assets, net	211	324
Interest receivable	16,701	18,936
Deferred tax asset	23,178	4,120
Other assets	51,652	44,724
TOTAL ASSETS	$3,469,623	$3,237,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$557,996	$595,093
Interest bearing	1,850,370	1,756,804
Total deposits	2,408,366	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	858	984
FHLB advances	229,103	150,985
Other obligations	219	219
Total short-term obligations	230,180	152,188
Long-term obligations:
FHLB advances	468,139	369,097
Long-term debt	60,311	60,311
Total long-term obligations	528,450	429,408
Unsettled trades to purchase securities	25,414	10,047
Other liabilities	36,256	36,100
TOTAL LIABILITIES	3,228,666	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 20,360,959 shares issued at September 30, 2013 and 19,446,187 shares issued at December 31, 2012)	25,451	24,308
Paid-in capital	213,242	195,602
Retained earnings	72,044	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(32,088)	2,938
TOTAL SHAREHOLDERS' EQUITY	240,957	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,469,623	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	(Restated)		(Restated)
Loans	$18,625	$17,847	$54,680	$52,143
Investment securities – taxable	139	22	672	73
Investment securities – tax-exempt	6,927	3,839	17,322	9,467
Mortgage-backed and related securities	5,069	6,695	13,685	27,730
FHLB stock and other investments	36	57	135	190
Other interest earning assets	15	4	93	19
Total interest income	30,811	28,464	86,587	89,622
Interest expense
Deposits	2,011	2,455	6,082	8,615
Short-term obligations	116	1,551	1,755	4,877
Long-term obligations	2,043	2,450	5,778	7,581
Total interest expense	4,170	6,456	13,615	21,073
Net interest income	26,641	22,008	72,972	68,549
Provision for loan losses	3,640	3,265	6,153	8,491
Net interest income after provision for loan losses	23,001	18,743	66,819	60,058
Noninterest income
Deposit services	4,005	3,907	11,662	11,493
(Loss) gain on sale of securities available for sale	(142)	4,302	9,204	13,571
Loss on sale of securities carried at fair value through income	—	—	—	(498)

Total other-than-temporary impairment losses	—	—	(52)	(21)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	10	(160)
Net impairment losses recognized in earnings	—	—	(42)	(181)

FHLB advance option impairment charges	—	(195)	—	(2,031)
Gain on sale of loans	130	314	690	743
Trust income	759	705	2,212	2,051
Bank owned life insurance income	327	260	845	780
Other	1,334	1,205	3,178	3,439
Total noninterest income	6,413	10,498	27,749	29,367
Noninterest expense
Salaries and employee benefits	13,167	11,919	39,777	35,894
Occupancy expense	1,922	1,980	5,690	5,589
Advertising, travel & entertainment	599	606	1,896	1,813
ATM and debit card expense	310	251	994	817
Director fees	263	261	800	802
Supplies	173	178	592	559
Professional fees	730	781	1,932	2,084
Telephone and communications	383	416	1,218	1,267
FDIC insurance	433	429	1,263	1,313
FHLB prepayment fees	—	—	988	—
Other	2,284	2,255	6,599	6,556
Total noninterest expense	20,264	19,076	61,749	56,694

Income before income tax expense	9,150	10,165	32,819	32,731
Provision for income tax expense	257	1,558	3,816	6,256
Net income	$8,893	$8,607	$29,003	$26,475
Earnings per common share – basic	$0.50	$0.47	$1.62	$1.45
Earnings per common share – diluted	$0.50	$0.47	$1.62	$1.45
Dividends paid per common share	$0.20	$0.20	$0.60	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Net income	$8,893	$8,607	$29,003	$26,475
Other comprehensive income (loss):
Unrealized holding (losses) gains on available for sale securities during the period	(2,686)	15,469	(46,966)	11,425
Change in net unrealized (gain) loss on securities transferred to held to maturity	165	—	193	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	—	(10)	181
Reclassification adjustment for loss (gain) on sale of available for sale securities, included in net income	142	(4,302)	(9,204)	(13,571)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	—	42	181
Amortization of net actuarial loss, included in net periodic benefit cost	697	505	2,091	1,516
Amortization of prior service credit, included in net periodic benefit cost	(10)	(10)	(32)	(32)
Other comprehensive (loss) income, before tax	(1,692)	11,662	(53,886)	(300)
Income tax benefit related to other items of comprehensive income	592	(4,081)	18,860	106
Other comprehensive (loss) income, net of tax	(1,100)	7,581	(35,026)	(194)
Comprehensive income (loss)	$7,793	$16,188	$(6,023)	$26,281

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			26,475			26,475
Other comprehensive loss					(194)	(194)
Issuance of common stock (45,620 shares)	57	906				963
Stock compensation expense		303				303
Tax benefits related to stock awards		11				11
Net issuance of common stock under employee stock plans	10	49	(63)			(4)
Cash dividends paid on common stock ($0.58 per share)			(9,908)			(9,908)
Stock dividend declared	1,034	16,425	(17,459)			—
Balance at September 30, 2012	$24,247	$194,485	$71,691	$(28,377)	$14,527	$276,573

Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income (Restated)			29,003			29,003
Other comprehensive loss (Restated)					(35,026)	(35,026)
Issuance of common stock (43,733 shares)	54	959				1,013
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		571				571
Tax benefits related to stock awards		43				43
Net issuance of common stock under employee stock plans	24	72	(68)			28
Cash dividends paid on common stock ($0.60 per share)			(10,539)			(10,539)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at September 30, 2013 (Restated)	$25,451	$213,242	$72,044	$(37,692)	$(32,088)	$240,957

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:	(Restated)
Net income	$29,003	$26,475
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,756	2,706
Amortization of premium	24,029	35,354
Accretion of discount and loan fees	(4,462)	(3,611)
Provision for loan losses	6,153	8,491
Stock compensation expense	571	303
Deferred tax expense (benefit)	(202)	(1,988)
Excess tax benefits from stock-based compensation	(43)	(11)
Loss on sale of securities carried at fair value through income	—	498
Gain on sale of securities available for sale	(9,204)	(13,571)
Net other-than-temporary impairment losses	42	181
FHLB advance option impairment charges	—	2,031
Loss on sale of assets	4	—
Impairment on other real estate owned	—	28
Gain on sale of other real estate owned	(59)	(2)
Net change in:
Interest receivable	2,235	4,698
Other assets	(6,796)	(1,171)
Interest payable	(447)	(559)
Other liabilities	2,661	(1,683)
Loans held for sale	3,105	2,394
Net cash provided by operating activities	49,346	60,563

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(127,479)	—
Maturities, calls and principal repayments	150,737	67,162
Securities available for sale:
Purchases	(1,303,285)	(1,446,425)
Sales	697,458	745,085
Maturities, calls and principal repayments	287,582	279,995
Securities carried at fair value through income:
Purchases	—	(57,606)
Sales	—	675,255
Maturities, calls and principal repayments	—	25,279
Proceeds from redemption of FHLB stock	5,819	12,266
Purchases of FHLB stock and other investments	(10,711)	(12,336)
Net increase in loans	(62,287)	(142,126)
Purchases of premises and equipment	(3,898)	(2,036)
Proceeds from sales of other real estate owned	480	401
Proceeds from sales of repossessed assets	3,155	3,416
Net cash (used in) provided by investing activities	(362,429)	148,330

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2013	2012
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$23,483	$157,650
Net increase (decrease) in certificates of deposit	32,966	(178,046)
Net decrease in federal funds purchased and repurchase agreements	(126)	(1,477)
Proceeds from FHLB advances	13,062,172	12,560,845
Repayment of FHLB advances	(12,885,012)	(12,650,197)
Excess tax benefits from stock-based awards	43	11
Net issuance of common stock under employee stock plan	28	—
Purchase of common stock	(1,899)	—
Proceeds from the issuance of common stock	1,013	963
Cash dividends paid	(10,539)	(9,908)
Net cash provided by (used in) financing activities	222,129	(120,159)

Net (decrease) increase in cash and cash equivalents	(90,954)	88,734
Cash and cash equivalents at beginning of period	150,630	43,238
Cash and cash equivalents at end of period	$59,676	$131,972

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$14,062	$21,633
Income taxes paid	$2,700	$11,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$3,931	$4,028
Transfer of available for sale securities to held to maturity securities	$452,884	$—
Adjustment to pension liability	$(2,059)	$(1,484)
5% stock dividend	$17,060	$17,459
Unsettled trades to purchase securities	$(25,414)	$(17,326)

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

2.	Restatement of Previously Issued Financial Statements
During the preparation of the 2013 Form 10-K, we determined that in periods prior to December 31, 2013, we incorrectly accounted for the recognition of interest income on our municipal bonds purchased at a premium based on amortizing the premium to the earliest call date instead of amortizing the premium to maturity as prescribed pursuant to GAAP. These municipal bonds included in bonds classified as available for sale and held to maturity. As a result, we determined the municipal bonds purchased at a premium should be re-amortized to maturity.
We evaluated the effect of this error and concluded that it was immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2013. Accordingly, on February 10, 2014, we filed a Form 8-K reporting that the Audit Committee of the Board of Directors of the Company determined based on the recommendation of management, that the Company should restate its unaudited consolidated financial statements in each of these Quarterly Reports on Form 10-Q. In addition, we will record in the fourth quarter of 2013, the immaterial cumulative effect of the error relating to prior years, which will increase net income by approximately $1.1 million for the year ended December 3l, 2013.
The aggregate net income resulting from the change in the amortization method for municipal securities purchased at a premium to maturity from the earliest call date for the third quarter of 2013 was $1.3 million which should have been recorded during the third quarterly period of 2013.
The correction of the error resulted in an increase in net income of $1.3 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, resulting in net income on a restated basis of $8.9 million and $29.0 million for those same periods.
A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of September 30, 2013
Consolidated Balance Sheet (unaudited)	As Originally Reported	Corrections	As Restated

Investment securities:
Held to maturity, at amortized cost (1)	$391,242	$966	$392,208
Deferred tax asset (4)	22,361	817	23,178
Other assets (5)	51,786	(134)	51,652
Total assets	3,467,974	1,649	3,469,623

Retained earnings (2)	69,252	2,792	72,044
Accumulated other comprehensive loss (3)	(30,945)	(1,143)	(32,088)
Total shareholders’ equity	239,308	1,649	240,957
Total liabilities and shareholders' equity	3,467,974	1,649	3,469,623
“As Originally Reported” reflects balances reported in the September 30, 2013 Form 10-Q filed on November 6, 2013.
“Corrections” reflect changes to the originally reported balances and are described below.
“As Restated” reflects the final restated balances.
Balance Sheet Corrections:

(1)	The increase in investment securities held to maturity for the nine months ended September 30, 2013 reflects the reduction in amortization expense that resulted in an increase in book value.

(2)
Retained earnings increased due to the decrease in amortization expense associated with amortizing our municipal securities purchased at a premium to the maturity of the security. The increase was partially offset by a reduction in the gain on the sale of available for sale municipal securities sold during the period due to the increase in book value of the securities sold during the nine months ended September 30, 2013.

(3)
Accumulated other comprehensive loss increased as a result of an increase in the unrealized loss on the available for sale securities due to an increase in the book value of the municipal securities resulting from a decrease in amortization at September 30, 2013.

(4)
The correction to the deferred tax asset occurred as a result of recording the increase in the unrealized loss on available for sale securities for the municipal securities. In addition, deferred taxes changed as a result of the additional alternative minimum tax recorded as a result of recording the additional tax-exempt interest income.

(5)	The correction of other assets relates to a decrease in taxes receivable as a result of recording the additional alternative minimum tax.

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	(in thousands)			(in thousands)
Consolidated Statement of Income (unaudited)	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated

Investment securities - tax-exempt (1)	$5,556	$1,371	$6,927	$14,391	$2,931	$17,322
Total interest income	29,440	1,371	30,811	83,656	2,931	86,587
Net interest income	25,270	1,371	26,641	70,041	2,931	72,972
Net interest income after provision for loan losses	21,630	1,371	23,001	63,888	2,931	66,819
Gain on sale of securities available for sale (2)	(3)	(139)	(142)	9,414	(210)	9,204
Total noninterest income	6,552	(139)	6,413	27,959	(210)	27,749
Income before income tax expense	7,918	1,232	9,150	30,098	2,721	32,819
Provision for income tax expense (3)	304	(47)	257	3,887	(71)	3,816
Net income	7,614	1,279	8,893	26,211	2,792	29,003
Earnings per common share – basic	0.43	0.07	0.50	1.47	0.15	1.62
Earnings per common share – diluted	0.42	0.08	0.50	1.46	0.16	1.62

“As Originally Reported” reflects balances reported in the September 30, 2013 Form 10-Q filed on November 6, 2013.
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

(3)	The change in provision for income tax expense is a direct result of the tax benefit associated with the decrease in the gain on sale of available for sale securities.

	As of and For the Three Months Ended September 30, 2013			As of and For the Nine Months Ended September 30, 2013
	(in thousands)			(in thousands)
Consolidated Statement of Comprehensive Income (unaudited)	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated

Net income	$7,614	$1,279	$8,893	$26,211	$2,792	$29,003

Unrealized holding losses on available for sale securities during the period	(1,960)	(726)	(2,686)	(44,841)	(2,125)	(46,966)
Change in net unrealized gain on securities transferred to held to maturity	67	98	165	37	156	193
Reclassification adjustment for gain on sale of available for sale securities included in net income	3	139	142	(9,414)	210	(9,204)
Other comprehensive loss, before tax	(1,203)	(489)	(1,692)	(52,127)	(1,759)	(53,886)
Income tax benefit related to other items of comprehensive income	420	172	592	18,244	616	18,860
Other comprehensive loss, net of tax	(783)	(317)	(1,100)	(33,883)	(1,143)	(35,026)
Comprehensive income	6,831	962	7,793	(7,672)	1,649	(6,023)

				As of and For the Nine Months Ended September 30, 2013
Consolidated Statement of Changes in Equity
(unaudited)				(in thousands)

Retained earnings:
Net income				26,211	2,792	29,003
Balance, at September 30, 2013				69,252	2,792	72,044

Accumulated other comprehensive loss:
Other comprehensive loss				(33,883)	(1,143)	(35,026)
Balance, at September 30, 2013				(30,945)	(1,143)	(32,088)
Total shareholders' equity				239,308	1,649	240,957

				As of and For the Nine Months Ended September 30, 2013
Consolidated Statement of Cash Flow
(unaudited)				(in thousands)

Operating Activities:
Net income				26,211	2,792	29,003
Amortization of premium				27,203	(3,174)	24,029
Accretion of discount and loan fees				(4,705)	243	(4,462)
Deferred tax expense (benefit)				3	(205)	(202)
Gain on sale of securities available for sale				(9,414)	210	(9,204)
Other assets				(6,930)	134	(6,796)
“As Originally Reported” reflects balances reported in the September 30, 2013 Form 10-Q filed on November 6, 2013.
“Corrections” reflect changes to the originally reported balances.
“As Restated” reflects the final restated balances.

3.     Earnings Per Share - (2013 Restated)

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and Diluted Earnings:
Net income	$8,893	$8,607	$29,003	$26,475
Basic weighted-average shares outstanding	17,876	18,233	17,860	18,211
Add: Stock options	49	15	32	12
Diluted weighted-average shares outstanding	17,925	18,248	17,892	18,223

Basic Earnings Per Share:	$0.50	$0.47	$1.62	$1.45

Diluted Earnings Per Share:	$0.50	$0.47	$1.62	$1.45

There were no anti-dilutive shares for the three month period ended September 30, 2013. For the nine month period ended September 30, 2013, there were approximately 6,000 anti-dilutive shares. For the three- and nine-month periods ended September 30, 2012, there were approximately 17,000 and 10,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income - (2013 Restated)

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Nine Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income before reclassifications	(46,960)	177	—	—	(46,783)
Reclassified from accumulated other comprehensive income	(9,204)	42	(32)	2,091	(7,103)
Income tax benefit (expense)	19,657	(76)	11	(732)	18,860
Net current-period other comprehensive (loss) income, net of tax	(36,507)	143	(21)	1,359	(35,026)
Ending balance, net of tax	$(6,007)	$(997)	$227	$(25,311)	$(32,088)

	Three Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(4,446)	$(1,012)	$234	$(25,764)	$(30,988)
Other comprehensive (loss) income before reclassifications	(2,544)	23	—	—	(2,521)
Reclassified from accumulated other comprehensive income	142	—	(10)	697	829
Income tax benefit (expense)	841	(8)	3	(244)	592
Net current-period other comprehensive (loss) income, net of tax	(1,561)	15	(7)	453	(1,100)
Ending balance, net of tax	$(6,007)	$(997)	$227	$(25,311)	$(32,088)

	Nine Months Ended September 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive income before reclassifications	11,402	204	—	—	11,606
Reclassified from accumulated other comprehensive income	(13,571)	181	(32)	1,516	(11,906)
Income tax benefit (expense)	760	(135)	11	(530)	106
Net current-period other comprehensive (loss) income, net of tax	(1,409)	250	(21)	986	(194)
Ending balance, net of tax	$35,862	$(1,327)	$255	$(20,263)	$14,527

	Three Months Ended September 30, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$28,655	$(1,379)	$262	$(20,592)	$6,946
Other comprehensive income before reclassifications	15,389	80	—	—	15,469
Reclassified from accumulated other comprehensive income	(4,302)	—	(10)	505	(3,807)
Income tax benefit (expense)	(3,880)	(28)	3	(176)	(4,081)
Net current-period other comprehensive (loss) income, net of tax	7,207	52	(7)	329	7,581
Ending balance, net of tax	$35,862	$(1,327)	$255	$(20,263)	$14,527

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized gains on available for sale securities:
Realized (loss) gain on sale of securities (1)	$(142)	$4,302	$9,204	$13,571
Impairment losses (2)	—	—	(42)	(181)
Total before tax	(142)	4,302	9,162	13,390
Tax benefit (expense)	50	(1,506)	(3,207)	(4,687)
Net of tax	$(92)	$2,796	$5,955	$8,703

Amortization of pension plan items:
Net loss (3)	$(697)	$(505)	$(2,091)	$(1,516)
Prior service credit (3)	10	10	32	32
Total before tax	(687)	(495)	(2,059)	(1,484)
Tax benefit (expense)	241	173	721	519
Net of tax	$(446)	$(322)	$(1,338)	$(965)
Total reclassifications for the period, net of tax	$(538)	$2,474	$4,617	$7,738

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

5.     Securities - (2013 Restated)

The amortized cost and estimated fair value of investment and mortgage-backed securities as of September 30, 2013 and December 31, 2012, are reflected in the tables below (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$12,624	$—	$—	$1,449	$11,175
State and Political Subdivisions	345,254	5,884	—	13,006	338,132
Other Stocks and Bonds	15,773	145	1,535	50	14,333
Mortgage-backed Securities: (1)
Residential	783,586	16,141	—	2,322	797,405
Commercial	67,102	257	—	2,919	64,440
Total	$1,224,339	$22,427	$1,535	$19,746	$1,225,485

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$392,208	$1,618	$—	$14,056	$379,770
Mortgage-backed Securities: (1)
Residential	92,127	4,581	—	—	96,708
Commercial	201,585	711	—	6,153	196,143
Total	$685,920	$6,910	$—	$20,209	$672,621

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
AVAILABLE FOR SALE			OTTI	Other
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$—	$598	$60,863
State and Political Subdivisions	515,116	30,888	—	316	545,688
Other Stocks and Bonds	12,807	104	1,754	1	11,156
Mortgage-backed Securities: (1)
Residential	789,356	18,003	—	999	806,360
Total	$1,378,740	$48,995	$1,754	$1,914	$1,424,067

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
HELD TO MATURITY			OTTI	Other
Investment Securities:
State and Political Subdivisions	$1,009	$128	$—	$—	$1,137
Mortgage-backed Securities: (1)
Residential	245,538	8,770	—	47	254,261
Total	$246,547	$8,898	$—	$47	$255,398

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Securities carried at fair value through income were as follows (in thousands):

	At September 30,	At December 31,	At December 31,
	2013	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$30,413
Government-Sponsored Enterprises	—	—	617,346
Total	$—	$—	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) gain on sales transactions	$—	$—	$—	$(498)
Net mark-to-market gains	—	—	—	—
Net (loss) gain on securities carried at fair value through income	$—	$—	$—	$(498)

The following table represents the unrealized loss on securities for the nine months ended September 30, 2013 and year ended December 31, 2012 (in thousands):

	As of September 30, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$11,175	$1,449	$—	$—	$11,175	$1,449
State and Political Subdivisions	216,612	13,006	—	—	216,612	13,006
Other Stocks and Bonds	5,264	50	1,167	1,535	6,431	1,585
Mortgage-backed Securities:
Residential	113,952	1,976	25,938	346	139,890	2,322
Commercial	61,621	2,919	—	—	61,621	2,919
Total	$408,624	$19,400	$27,105	$1,881	$435,729	$21,281
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$286,243	$14,056	$—	$—	$286,243	$14,056
Mortgage-backed Securities:
Commercial	109,084	6,153	—	—	109,084	6,153
Total	$395,327	$20,209	$—	$—	$395,327	$20,209

	As of December 31, 2012
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities:
Residential	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
HELD TO MATURITY
Mortgage-backed Securities:
Residential	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

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

The table below provides more detail on the TRUPs at September 30, 2013 (in thousands):

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating
1	$2,000	$1,298	$702	$27	C1	Ca
2	2,000	550	1,450	741	B1	C
3	2,000	1,450	550	399	B2	C
	$6,000	$3,298	$2,702	$1,167

The following tables present a roll forward of the credit losses recognized in earnings, on the TRUPs
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,298	$3,256	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	—	42	181
Balance, end of period	$3,298	$3,256	$3,298	$3,256

Interest income recognized on securities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
U.S. Treasury	$17	$—
U.S. Government Agency Debentures	378	—
State and Political Subdivisions	17,447	9,489
Other Stocks and Bonds	152	51
Mortgage-backed Securities	13,685	27,730
Total interest income on securities	$31,679	$37,270

	Three Months Ended September 30,
	2013	2012
U.S. Treasury	$—	$—
U.S. Government Agency Debentures	73	—
State and Political Subdivisions	6,940	3,847
Other Stocks and Bonds	53	14
Mortgage-backed Securities	5,069	6,695
Total interest income on securities	$12,135	$10,556

During the second quarter of 2013, the Company transferred commercial mortgage-backed securities with a fair value of $57.9 million and state and political subdivision securities with a fair value of $232.2 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $3.2 million ($2.1 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. During the third quarter of 2013, the Company transferred additional commercial mortgage-backed securities with a fair value of $72.9 million and state and political subdivision securities with a fair value of $89.8 million from AFS to HTM. The net unrealized loss on the securities transferred from AFS to HTM in the third quarter was $15.2 million ($9.8 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities.

There were no sales from the HTM portfolio during the nine months ended September 30, 2013 or 2012.  There were $685.9 million and $246.5 million of securities classified as HTM at September 30, 2013 and December 31, 2012, respectively.

Of the $9.2 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2013, there were $13.0 million in realized gains and approximately $3.8 million in realized losses.  Of the $13.6 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2012, there were $13.8 million in realized gains and approximately $174,000 in realized losses.

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

	September 30, 2013
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$1,252	$1,252
Due after one year through five years	20,009	20,509
Due after five years through ten years	29,905	31,174
Due after ten years	322,485	310,705
	373,651	363,640
Mortgage-backed Securities:	850,688	861,845
Total	$1,224,339	$1,225,485

	September 30, 2013
	Amortized Cost	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	330	327
Due after five years through ten years	13,199	12,861
Due after ten years	378,679	366,582
	392,208	379,770
Mortgage-backed Securities:	293,712	292,851
Total	$685,920	$672,621

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
September 30, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$59,676	$59,676	$59,676	$—	$—
Investment securities:
Held to maturity, at amortized cost (Restated)	392,208	379,770	—	379,770	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	293,712	292,851	—	292,851	—
FHLB stock and other investments, at cost	34,845	34,845	—	34,845	—
Loans, net of allowance for loan losses	1,298,212	1,277,628	—	—	1,277,628
Loans held for sale	496	496	—	496	—
Financial Liabilities:
Retail deposits	$2,408,366	$2,407,452	$—	$2,407,452	$—
Federal funds purchased and repurchase agreements	858	858	—	858	—
FHLB advances	697,242	686,092	—	686,092	—
Long-term debt	60,311	43,982	—	43,982	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at amortized cost	1,009	1,137	—	1,137	—
Mortgage-backed and related securities:
Held to maturity, at amortized cost	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

We reported an increase in net income for the three and nine months ended September 30, 2013 compared to the same period in 2012 .  Net income on a restated basis for the three and nine months ended September 30, 2013 was $8.9 million and $29.0 million , respectively, compared to $8.6 million and $26.5 million , respectively, for the same period in 2012 .

As more fully described in Note 2 of the Notes to Financial Statements, certain financial statement components for the three and nine months ended September 30, 2013 have been restated to reflect the recognition of interest income on our municipal securities purchased at a premium based on amortizing the premium to the maturity of the security. Throughout this discussion we will footnote tables that have been restated for the three and nine months ended September 30, 2013 to reflect the impact of this restatement and we have updated our discussion to discuss changes between periods when comparing the restated amounts.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2013, and December 31, 2012, are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

The quarter ended September 30, 2013 , was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio. During the quarter ended September 30, 2013 , we sold long duration, lower coupon municipal securities, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures. The sale of these securities resulted in a slight overall loss on the sale of available for sale securities of $142,000 during the three months ended September 30, 2013 . Purchases included higher coupon shorter duration municipal securities, U.S. Agency Commercial MBS with maturities ten years or less and shorter duration U.S. Agency MBS at lower premiums that created a favorable risk reward scenario. At September 30, 2013 , total unamortized premium for our MBS decreased to approximately $31.2 million from approximately $60.7 million at

September 30, 2012 .  Our investment securities and U.S. agency MBS increase d from $1.67 billion at December 31, 2012 to $1.91 billion at September 30, 2013 , due to strategic increases in each of the first three quarters. During the third quarter, we reduced our municipal securities by selling lower coupon, longer duration municipals, and the large majority of the increase in the securities portfolio resulted from the purchase of shorter duration U.S. Agency MBS that created an overall favorable risk reward scenario.  The average coupon of the MBS portfolio decrease d to 4.43% at September 30, 2013 from 5.11% at December 31, 2012 . The average coupon of the municipal securities portfolio increase d to 4.89% at September 30, 2013 when compared to 4.14% at December 31, 2012 . At September 30, 2013 , securities as a percentage of assets increased to 55.1% as compared to 51.6% at December 31, 2012 .  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we will likely allow this part of the balance sheet to shrink through maturities, prepayments or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet. Given the current low interest rate environment and steep yield curve, our portfolio decisions reflect our significant focus on interest rate risk. We will continue to manage the balance sheet with the knowledge that at some point we are likely to transition to a higher interest rate environment.

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

Net interest income for the nine months ended September 30, 2013 was $73.0 million , an increase of $4.4 million , or 6.5% , compared to the same period in 2012 .

During the nine months ended September 30, 2013 , total interest income decrease d $3.0 million , or 3.4% , to $86.6 million compared to $89.6 million , for the same period in 2012 .  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.23% for the nine months ended September 30, 2012 to 4.16% for the nine months ended September 30, 2013 , which more than offset the increase in average interest earning assets of $48.1 million , or 1.6% , from $3.08 billion to $3.13 billion .  Total interest expense decrease d $7.5 million , or 35.4% , to $13.6 million , during the nine months ended September 30, 2013 , as compared to $21.1 million during the same period in 2012 .  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2013 , to 0.74% from 1.15% for the same period in 2012 , which more than offset the increase in average interest bearing liabilities of $25.7 million , or 1.1% , from $2.44 billion for the nine months ended September 30, 2012 , to $2.47 billion for the same period in 2013 .

Net interest income increase d during the three months ended September 30, 2013 when compared to the same period in 2012 as a result of a decrease in interest expense, combined with an increase in interest income. Our average interest earning assets during this period increase d $130.5 million , or 4.2% .  The decrease in the average yield on interest bearing liabilities of 41 basis points is a result of a continued low interest rate environment, the repricing of deposits into this low interest rate environment and the repricing of higher priced FHLB advances that matured or were prepaid. For the three months ended September 30, 2013 , our net interest spread and net interest margin increase d to 3.59% and 3.72% , respectively, from 2.99% and 3.22% when compared to the same period in 2012 .

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
Average investment and MBS decrease d $104.0 million , or 5.6% , from $1.87 billion to $1.77 billion , for the nine months ended September 30, 2013 , when compared to the same period in 2012 .  At September 30, 2013 , most of our MBS were fixed rate securities and less than two percent were variable rate MBS.  The overall yield on average investment and MBS decrease d to 2.99% during the nine months ended September 30, 2013 , from 3.01% during the same period in 2012 .  The decrease in the average yield primarily reflects the purchase of new securities in an overall lower interest rate environment due to the decrease in the average interest rates during the majority of the first six months of 2013 .  Interest income on investment and MBS decrease d $5.6 million during the nine months ended September 30, 2013 , or 15.0% , compared to the same period in 2012 due to a decrease in the average yield and average balance.  For the three months ended September 30, 2013 , average investment and MBS increase d $25.4 million , or 1.4% , to $1.89 billion , when compared to $1.87 billion for the same period in 2012 .  The overall yield on average investment and MBS increase d to 3.15% during the three months ended September 30, 2013 , from 2.68% during the same period in 2012 primarily as a result of an increase in municipal securities.  Interest income from investment and MBS increase d $1.6 million , or 15.0% , to $12.1 million for the three months ended September 30, 2013 , compared to $10.6 million for the same period in 2012 .  The increase in interest income for the three months is due to an increase in the average yield and the average balance.

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

During the nine months ended September 30, 2013 , our average loans increase d while our average securities decrease d compared to the same period in 2012 .  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets as average securities decrease d to 57.5% during the nine months ended September 30, 2013 , compared to 61.9% during the same period in 2012 . Average loans increase d to 41.1% of average total interest earning assets and other interest earning asset categories averaged 1.4% for the nine months ended September 30, 2013 .  During 2012 , the comparable mix was 37.7% in loans and 0.4% in the other interest earning asset categories.

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

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Nine Months Ended
	September 30, 2013 (1)			September 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (2)(3)	$1,285,612	$57,531	5.98%	$1,159,643	$55,180	6.36%
Loans Held For Sale	1,421	35	3.29%	1,717	45	3.50%
Securities:
Investment Securities (Taxable) (5)	54,150	672	1.66%	5,452	73	1.79%
Investment Securities (Tax-Exempt) (4)(5)	660,537	25,211	5.10%	341,673	14,352	5.61%
Mortgage-backed and Related Securities (5)	1,054,822	13,685	1.73%	1,526,375	27,730	2.43%
Total Securities	1,769,509	39,568	2.99%	1,873,500	42,155	3.01%
FHLB stock and other investments, at cost	29,843	135	0.60%	34,966	190	0.73%
Interest Earning Deposits	45,620	93	0.27%	14,092	19	0.18%
Total Interest Earning Assets	3,132,005	97,362	4.16%	3,083,918	97,589	4.23%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,416			41,908
Bank Premises and Equipment	50,409			50,455
Other Assets	121,650			168,140
Less: Allowance for Loan Loss	(18,917)			(19,761)
Total Assets	$3,329,563			$3,324,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$107,571	106	0.13%	$95,691	108	0.15%
Time Deposits	632,518	3,479	0.74%	794,370	5,945	1.00%
Interest Bearing Demand Deposits	1,064,743	2,497	0.31%	870,904	2,562	0.39%
Total Interest Bearing Deposits	1,804,832	6,082	0.45%	1,760,965	8,615	0.65%
Short-term Interest Bearing Liabilities	186,520	1,755	1.26%	305,818	4,877	2.13%
Long-term Interest Bearing Liabilities – FHLB Dallas	418,074	4,690	1.50%	316,964	5,094	2.15%
Long-term Debt (6)	60,311	1,088	2.41%	60,311	2,487	5.51%
Total Interest Bearing Liabilities	2,469,737	13,615	0.74%	2,444,058	21,073	1.15%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	562,545			560,636
Other Liabilities	46,693			51,888
Total Liabilities	3,078,975			3,056,582
SHAREHOLDERS’ EQUITY	250,588			268,078
Total Liabilities and Shareholders’ Equity	$3,329,563			$3,324,660
NET INTEREST INCOME		$83,747			$76,516
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.58%			3.31%
NET INTEREST SPREAD			3.42%			3.08%

(1)	Restated

(2)	Interest on loans includes fees on loans that are not material in amount.

(3)	Interest income includes taxable-equivalent adjustments of $2,886 and $3,082 for the nine months ended September 30, 2013 and 2012 , respectively.

(4)	Interest income includes taxable-equivalent adjustments of $7,889 and $4,885 for the nine months ended September 30, 2013 and 2012 , respectively.

(5)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of September 30, 2013 and 2012 , loans totaling $8,370 and $11,879 , respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	September 30, 2013 (1)			September 30, 2012
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (2)(3)	$1,300,606	$19,581	5.97%	$1,203,651	$19,048	6.30%
Loans Held For Sale	702	7	3.96%	1,877	14	2.97%
Securities:
Investment Securities (Taxable) (5)	33,128	139	1.66%	6,016	22	1.45%
Investment Securities (Tax-Exempt) (4)(5)	773,187	9,819	5.04%	466,776	5,879	5.01%
Mortgage-backed and Related Securities (5)	1,087,403	5,069	1.85%	1,395,563	6,695	1.91%
Total Securities	1,893,718	15,027	3.15%	1,868,355	12,596	2.68%
FHLB stock and other investments, at cost	33,472	36	0.43%	35,782	57	0.63%
Interest Earning Deposits	24,472	15	0.24%	12,789	4	0.12%
Total Interest Earning Assets	3,252,970	34,666	4.23%	3,122,454	31,719	4.04%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	40,344			41,718
Bank Premises and Equipment	50,879			50,265
Other Assets	109,716			170,885
Less: Allowance for Loan Loss	(18,667)			(20,276)
Total Assets	$3,435,242			$3,365,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$109,789	35	0.13%	$97,755	35	0.14%
Time Deposits	660,771	1,199	0.72%	740,203	1,574	0.85%
Interest Bearing Demand Deposits	1,052,529	777	0.29%	893,773	846	0.38%
Total Interest Bearing Deposits	1,823,089	2,011	0.44%	1,731,731	2,455	0.56%
Short-term Interest Bearing Liabilities	254,256	116	0.18%	293,692	1,551	2.10%
Long-term Interest Bearing Liabilities – FHLB Dallas	456,448	1,679	1.46%	370,815	1,618	1.74%
Long-term Debt (6)	60,311	364	2.39%	60,311	832	5.49%
Total Interest Bearing Liabilities	2,594,104	4,170	0.64%	2,456,549	6,456	1.05%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	568,023			587,315
Other Liabilities	38,048			48,929
Total Liabilities	3,200,175			3,092,793
SHAREHOLDERS’ EQUITY	235,067			272,253
Total Liabilities and Shareholders’ Equity	$3,435,242			$3,365,046
NET INTEREST INCOME		$30,496			$25,263
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.72%			3.22%
NET INTEREST SPREAD			3.59%			2.99%

(1)	Restated

(2)	Interest on loans includes fees on loans that are not material in amount.

(3)	Interest income includes taxable-equivalent adjustments of $963 and $1,215 for the three months ended September 30, 2013 and 2012 , respectively.

(4)	Interest income includes taxable-equivalent adjustments of $2,892 and $2,040 for the three months ended September 30, 2013 and 2012 , respectively.

(5)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

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

Note: As of September 30, 2013 and 2012 , loans totaling $8,370 and $11,879 , respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when app ropriate.

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

Noninterest income was $6.4 million and $27.7 million for the three and nine months ended September 30, 2013 , respectively, compared to $10.5 million and $29.4 million for the same periods in 2012 , a decrease of $4.1 million , or 38.9% , and $1.6 million , or 5.5% , respectively.  The primary reason for the decrease in noninterest income for the three and nine months ended September 30, 2013 , was due to the decrease in gain on sale of securities available for sale. During the nine months ended September 30, 2013 , we had gain on sale of AFS securities of $9.2 million , compared to $13.6 million for the same period in 2012 . For the three months ended September 30, 2013 , the loss on sale of AFS securities was $142,000 , compared to a gain on sale of AFS securities of $4.3 million for the same period in 2012 . The fair value of the AFS securities portfolio at September 30, 2013 was $1.23 billion with a net unrealized gain on that date of $1.1 million .  The net unrealized gain is comprised of $22.4 million in unrealized gains and $21.3 million in unrealized losses.  The fair value of the HTM securities portfolio at September 30, 2013 was $672.6 million with a net unrealized loss on that date of $13.3 million .  The net unrealized loss is comprised of $6.9 million in unrealized gains and $20.2 million in unrealized losses.  During the nine months ended September 30, 2013 , we pro-actively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the quarter ended September 30, 2013 , we sold long duration, lower coupon municipal securities, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures. The sale of these securities resulted in a loss on the sale of available for sale securities of $142,000 .   For the nine months ended September 30, 2013 , sales of available for sale securities have resulted in a gain on sale of $9.2 million . There can be no assurance that the level of security gains reported during the nine months ended September 30, 2013 , will continue in future periods.

For the three and nine months ended September 30, 2012 , the value of the FHLB advance options fees became further impaired resulting in a $195,000 and $2.0 million impairment charge, respectively. At September 30, 2012, the value of the FHLB advance option fees was completely impaired and written down.

Gain on sale of loans decrease d $184,000 , or 58.6% , and $53,000 , or 7.1% , for the three and nine months ended September 30, 2013 , respectively, when compared to the same periods in 2012 .  The decrease for the three and nine months ended September 30, 2013 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Other income increase d $129,000 , or 10.7% , for the three months ended September 30, 2013 due to the receipt of a force placed insurance refund of $298,000, and decrease d $261,000 , or 7.6% , for the nine months ended September 30, 2013 , when compared to the same periods in 2012 . The decrease for the nine months ended September 30, 2013 was due primarily to a decrease in the fair value of written loan commitments, credit life income, and trading income.

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

I ncome Taxes (2013 Restated)

Pre-tax income for the three and nine months ended September 30, 2013 was $9.2 million and $32.8 million , respectively, compared to $10.2 million and $32.7 million , for the same periods in 2012 .  Income tax expense was $257,000 and $3.8 million for the three and nine months ended September 30, 2013 , respectively, compared to $1.6 million and $6.3 million for the three and nine months ended September 30, 2012 , respectively.  The effective tax rate as a percentage of pre-tax income was 2.8% and 11.6% for the three and nine months ended September 30, 2013 , respectively, compared to 15.3% and 19.1% , for the same periods in 2012 .  The decrease in the effective tax rate for the three and nine months ended September 30, 2013 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same period in 2012 . The increase in tax-exempt income as a percentage of taxable income is primarily due to the significant increase in our average tax-exempt securities portfolio for the nine months ended September 30, 2013 compared to the same period in 2012 . The net deferred assets totaled $23.2 million at September 30, 2013 , as compared to $4.1 million at December 31, 2012.

Capital Resources (2013 Restated)

Our total shareholders' equity at September 30, 2013 , was $241.0 million , representing a decrease of 6.5% , or $16.8 million from December 31, 2012 and represented 6.9% of total assets at September 30, 2013 , compared to 8.0% of total assets at December 31, 2012 .

Increases to our shareholders’ equity consisted of net income of $29.0 million , the issuance of $1.0 million in common stock ( 43,733 shares) through our dividend reinvestment plan and $571,000 of stock compensation expense, which was more than offset by a decrease in accumulated other comprehensive income of $35.0 million , the repurchase of $1.9 million of common stock, and $10.5 million in cash dividends paid.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$328,507	21.27%	$123,574	8.00%	N/A	N/A
Bank Only	$323,867	20.98%	$123,505	8.00%	$154,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$309,208	20.02%	$61,787	4.00%	N/A	N/A
Bank Only	$304,568	19.73%	$61,753	4.00%	$92,629	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$309,208	9.09%	$136,123	4.00%	N/A	N/A
Bank Only	$304,568	8.96%	$136,008	4.00%	$170,010	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.
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

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2013 and 2012 :

	Nine Months Ended September 30,
	2013	2012
Return on Average Assets	1.16%	1.06%
Return on Average Shareholders' Equity	15.47	13.19
Dividend Payout Ratio – Basic	37.04	40.00
Dividend Payout Ratio – Diluted	37.04	40.00
Average Shareholders' Equity to Average Total Assets	7.53	8.06
	Three Months Ended September 30,
	2013	2012
Return on Average Assets	1.03%	1.02%
Return on Average Shareholders' Equity	15.01	12.58
Dividend Payout Ratio – Basic	40.00	42.55
Dividend Payout Ratio – Diluted	40.00	42.55
Average Shareholders' Equity to Average Total Assets	6.84	8.09

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, originally filed November 6, 2013, our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of September 30, 2013 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that time, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure. Subsequent to that evaluation and in connection with the restatement and filing of this amendment, our management, including our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 and based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management has identified the following material weakness in internal control over financial reporting as of September 30, 2013:

•
We did not adequately design interest income recognition controls for municipal securities purchased at a premium. As a result, we did not properly amortize the premium to the maturity of the security, but instead we amortized the premium to the earliest call date. The control deficiency resulted in an interest income recognition error for individual callable municipal securities purchased at a premium that required specific accounting in accordance with generally accepted accounting principles. The error resulted in the restatement of the Company's quarterly financial information as of and for the quarter and year to date period ended September 30, 2013. Management has concluded that the identified control deficiency constitutes a material weakness.

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