Form 10-K
period 2013-12-31
SOUTHSIDE BANCSHARES INC
filed 2014-03-14
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013 was $361,632,844.

As of March 10, 2014, 17,918,862 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held May 1, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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

GENERAL

Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 50 banking centers, 19 of which are located in grocery stores, and 13 motor bank facilities.

At December 31, 2013, our total assets were $3.45 billion, total loans were $1.35 billion, deposits were $2.53 billion, and total equity was $259.5 million.  For the years ended December 31, 2013 and 2012, our net income was $41.2 million and $34.7 million and diluted earnings per common share were $2.30 and $1.91, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).

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

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2013, our trust department managed approximately $880.5 million of trust assets.

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

RECENT DEVELOPMENTS

During the fourth quarter of 2012, we received regulatory approval to open a second branch in Austin, Texas which was opened during the second quarter of 2013.

During the second quarter of 2013, we completed the closure of Southside Securities, Inc.

MARKET AREA

We are headquartered in Tyler, Texas. The Tyler metropolitan area has a population of approximately 210,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.

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

Our 50 branches and 13 motor bank facilities are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising done in each market area is directly attributable to our market share in that market area combined with overall cost.

Additionally, our customers may access various banking services through our 49 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones, smart phones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last twenty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Beginning in the fourth quarter of 2008, as oil prices declined significantly and consumers all across the United States were impacted even more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  During 2009 and continuing throughout 2010, our market areas experienced the effects of the housing-led slowdown that impacted the other regions of the United States.  During 2011, our markets appeared to partially strengthen economically, exhibiting a combination of both modest growth in certain sectors as well as continued effects of the housing and unemployment downturn.  During 2012 and 2013, our market exhibited further strengthening both economically and in the housing sector. Many economists predict growth for the U.S. economy during 2014; however, we are well aware that any economic growth could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2013, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.

EMPLOYEES

At February 28, 2014, we employed approximately 640 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 28, 2014 were as follows:

Sam Dawson (Age 66), was elected Chief Executive Officer of both Southside Bancshares, Inc. and Southside Bank on January 5, 2012.  He has also served as President and Director of Southside Bancshares, Inc. since 1998 and served as Secretary from 1998 to February 2012.  In addition, he also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Lee R. Gibson (Age 57), has served as Senior Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and Southside Bank in 1984.

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

The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  As a result of the Dodd-Frank Act, which was enacted on July 21, 2010, the regulatory framework under which we operate has changed and will continue to change substantially over the next several years.   The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  Among the provisions that have impacted or are likely to affect the operations of the Company and Southside Bank are the following:

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

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.  Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in the coming years.  In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company or Southside Bank’s businesses or their ability to pursue future business opportunities.  Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition or results of operations.

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

In order to offer broker-dealer services through our subsidiary, Southside Securities, Inc., on February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status and were granted financial holding company status on March 22, 2011.  Election of financial holding company status is not automatic and it was granted based upon consideration of a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).  Now that we have succeeded in attaining financial holding company status, that status could be impacted by the condition of Southside Bank and/or other factors.  For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank.  In addition, if Southside Bank were to receive a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.  If we undertake expanded financial activities (that are not permissible for a bank holding company) and we fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements.  If we do not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.  We began engaging in broker-dealer activities through Southside Securities, Inc. on June 16, 2011. In early 2013, to further concentrate on our primary business of banking, a management decision was made to close Southside Securities. We ceased engaging in broker-dealer activities through Southside Securities in the second quarter of 2013.

Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. As a result of new regulations, we will be required to begin complying with higher minimum capital requirements as of January 1, 2015. The new capital rules (“Updated Capital Rules”), which are discussed below, implement certain provisions of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” These Updated Capital Rules also make important changes to the “prompt corrective action” framework discussed below in “Banking Regulation - Prompt Corrective Action and Undercapitalization.”

The agencies’ current risk-based guidelines define a three-tier capital framework.  Tier 1 capital principally consists of shareholders’ equity less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax assets, nonfinancial equity investments and other items that are required to be deducted by the Federal Reserve.  Perpetual, non-cumulative preferred stock, certain amounts of trust-preferred securities and minority interests in consolidated subsidiaries also may be included in Tier 1 capital, but the Federal Reserve requires that common stock be the predominant form of Tier 1 capital.   Tier 2 capital principally consists of perpetual and trust preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of term-subordinated debt, intermediate-term preferred stock, and, subject to limitations, general allowances for loan and lease losses, and other adjustments.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the requirement minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.

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

The ratios of Tier 1 capital and total capital to risk-weighted assets, and the leverage ratios of the Company and Southside Bank as of December 31, 2013, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Risk-based capital ratios:
Tier 1 capital (1)	4.00%	6.00%	20.47%	20.22%
Total risk-based capital (2)	8.00%	10.00%	21.71%	21.46%
Tier 1 leverage ratio (3)	4.00%	5.00%	9.07%	8.97%

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

The Updated Capital Rules, which will become applicable to the Company on January 1, 2015, make substantial changes to these existing standards. Among other things, the new regulations (i) introduce a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) state that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) define CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revise the scope of the deductions and adjustments from capital as compared to existing regulations that currently apply to the Company and other banking organizations.

The Updated Capital Rules also establish the following minimum capital ratios, which will be begin to apply to the Company on January 1, 2015: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the Updated Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these new required minimum CET1, Tier 1, and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The Updated Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under current capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP are excluded for the purposes of determining capital ratios. However, the effects of certain accumulated other comprehensive items are not excluded under the Updated Capital Rules. The Updated Capital Rules will permit most banking organizations, including the Company and Southside Bank, to make a one-time permanent election to continue to exclude these items.

Under the Updated Capital Rules, certain hybrid securities, such as trust preferred securities, will not qualify as Tier 1 capital. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.

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

Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2013 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.

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

Deposit Insurance and Assessments.  The deposits of Southside Bank are insured by the DIF of the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF.  The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits (which the FDIC has set at 2.0 percent each year since 2010), required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.

Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  This rule modified two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinued a third adjustment added in 2009 (the secured liability adjustment), and added an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under these revisions to the Deposit Insurance Fund rules, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the initial total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessments, which are calculated off the new assessment base established by the Dodd-Frank Act, are set quarterly, and was .640 (annual) basis points for all four quarters of 2013. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Capital Adequacy.  See Holding Company Regulation – Capital Adequacy.

Prompt Corrective Action and Undercapitalization.  The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions.  Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below.  The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned.  Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.  The thresholds for each of these categories were recently revised pursuant to the Basel III Capital Rules, which are discussed above in “Capital Adequacy.” These revised categories will apply to Southside Bank beginning on January 1, 2015. Both the existing and the revised standards are discussed below.

Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure.  A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Under the Updated Capital Rules that will take effect on January 1, 2015, a well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure.  An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage capital ratio of 4 percent or greater, or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system, and (4) failing to meet the definition of a well capitalized bank. Under the Updated Capital Rules, an adequately-capitalized depository institution is one having (1) a total risk based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more, and (4) a leverage ratio of 4 percent or more.

•
Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage capital ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3 percent. Under the Updated Capital Rules, an undercapitalized depository institution is one having (1) a total capital ratio of less than 8 percent, (2) a Tier 1 capital ratio of less than 6 percent, (3) a CET1 capital ratio of less than 4.5 percent, or (4) a leverage ratio of less than 4 percent.

•
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage capital ratio of less than 3 percent. Under the Updated Capital Rules, a significantly undercapitalized institution is one having (1) a total risk-based capital ratio of less than 6 percent (2) a Tier 1 capital ratio of less than 4 percent, (3) a CET1 ratio of less than 3 percent or (4) a leverage capital ratio of less than 3 percent.

•
Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent. The Updated Capital Rules retain the 2 percent threshold but make certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.  Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories.  Our management believes that we and our bank subsidiary have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations.
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
Specifically, section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, and investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates.  Additionally, within the foregoing limitations, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate. Section 608 of the Dodd-Frank Act broadened the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate.  The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party.  Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.  Thee expanded definition of “covered transactions” took effect on July 21, 2012.
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
On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating – outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “Satisfactory.”  Southside Bank was last examined for compliance with the CRA and received a rating of “Outstanding” on July 29, 2013.
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
Consumer Protection Regulation.  The activities of Southside Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the banks are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to federal laws and regulations applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit and other operations also are subject to:

•	the Truth in Savings Act and Regulation DD, governing disclosure of deposit account terms to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services, which the Bureau has expanded to include a new compliance regime that governs consumer-initiated cross border electronic transfers.

Many of the foregoing laws and regulations have recently changed and are subject to further change resulting from the provisions in the Dodd-Frank Act and other developments. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to encourage lenders to verify a borrower's ability to repay. In January of 2013, the Bureau issued rules to implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. In May, July and October 2013 the Bureau issued rules amending certain provisions of the January 2013 rule. The final rule, which took effect on January 10, 2014, will likely impact our residential mortgage lending practices, and the residential mortgage market generally. Most significantly, the new “qualified mortgage” standards generally limit the total points and fees that financial institutions and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve's final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the Bureau recently issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5 percent, but could be increased or decreased by implementing regulations, which as of December 31, 2013, have not been finalized.
Moreover, the Bureau has republished the transferred regulations in a new section of the Code of Federal Regulations and has requested comments regarding an effort to “streamline” these regulations.  It is also anticipated that the Bureau will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term including significant changes to certain requirements related to lending. The Bureau has also established a series of mechanisms to collect, track and make public consumer complaints, including complaints against individual financial institutions and is using this, and other information it has gathered, in connection with a variety of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition.
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

Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. In addition, FinCEN is in the process of establishing new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to issue final regulations on this topic.

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

In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under existing federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. However, the Bureau has announced its intention to revise this annual privacy notice requirement to the extent that financial institutions engage in limited information sharing and have not changed those sharing practices. States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

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

Governmental Monetary Policies.  The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve.  Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve.  These monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  In response to the financial crisis, the Federal Reserve established several innovative programs to stabilize certain financial institutions and to ensure the availability of credit, which the Federal Reserve has begun to modify as a result of improving economic conditions.  The nature of future monetary policies and the effect of such policies on Southside Bank’s future business and earnings, therefore, cannot be predicted accurately.

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

We continue to operate in a challenging and uncertain economic environment.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events.  Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, should we see a renewed national economic recession, the residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position;

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power;

•	decreases in the credit quality of our non-U.S. Government and non-U.S. agency investment securities, corporate and municipal securities;

•	an adverse or unfavorable resolution of the Fannie Mae or Freddie Mac receivership; and

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

Dramatic declines in the housing market during the past several years, with falling home prices and increased foreclosures and high levels of unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors, primarily from 2008 to 2010 reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  In the past few years availability of credit has increased. Should conditions deteriorate the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

We implemented a balance sheet strategy for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse fair value changes to the investment securities and U.S. agency MBS, adverse changes in the market liquidity of our investment securities and U.S. agency MBS, incorrect modeling results due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the balance sheet strategy.  If our balance sheet strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a further decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2013, approximately 57.6% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008, 2009 and 2010, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, MBS and the lending markets generally.  This decline has continued to result in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

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

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we may need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.  See the section captioned “Loan Loss Experience and Allowance for Loan Losses” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

Based on management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013, management decided that our disclosure controls and procedures were not effective as of that date due to the following control deficiency:

•
We did not adequately design interest income recognition controls for municipal securities purchased at a premium. As a result, we did not properly amortize the premium to the maturity of the security, but instead we amortized the premium to the earliest call date. The control deficiency resulted in an interest income recognition error for individual callable municipal securities purchased at a premium that required specific accounting in accordance with generally accepted accounting principles. The error resulted in the restatement of the Company's quarterly financial information as of and for the quarters and year to date periods ended March 31, June 30, and September 30, 2013. Management has concluded that the identified control deficiency constitutes a material weakness.

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

We rely on dividends from our subsidiary for most of our revenue.

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiary, Southside Bank.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, and certain nonbank subsidiaries may pay to Southside Bancshares, Inc.  Also, Southside

Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.

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

The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that began January 1, 2013 for institutions that exceed $15 billion in assets.  Furthermore, in December 2010, the BCBS finalized the Basel III regulatory capital standards.  The standards, which mandate a higher minimum level of common equity to be held by financial institutions, along with a capital conservation buffer to withstand future periods of stress, are subject to individual adoption by member nations, including the United States.  During 2012, U.S. regulators proposed Basel III regulatory capital standards that were to be phased in beginning January 2013. During the comment period, U.S. regulators received over 1,000 comment letters. As a result U.S. regulators were asked to testify before Congress. U.S. regulators agreed to reconsider some of the proposed Basel III standards and issued final Basel III rules during 2013. The rules require various increased levels of capital over a phase-in period based on asset size. The impact on banks below $10 billion was less onerous and the Company believes it will be able to meet the new capital guidelines, however complying with any higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation may affect our operations, including our asset portfolios and financial performance.

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

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside Bank Trust at 1305 South Beckham Avenue, Tyler, Texas. The Trust Department is located in this building;

•	Southside Bank main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Highway 64 West branch and motor bank facility at 3815 State Highway 64 West, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gresham main branch and motor bank at 16691 FM 2493, Tyler, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;

•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas; and

•	49 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 19 grocery stores and five full service branches in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	one in Hawkins, Texas;

•	three in Longview, Texas;

•	seven in Tyler, Texas;

•	Fort Worth branch and motor bank facility at 701 West Magnolia, Fort Worth, Texas;

•	Fort Worth branch at 707 West Magnolia, Fort Worth, Texas;

•	Forney branch at 413 North McGraw, Forney, Texas;

•	Austin branch at 8200 North Mopac, Suite 130, Austin, Texas; and

•	Austin branch at 1250 South Capital of Texas Hwy, Bldg 1, Suite 101, Austin, Texas.

SFG currently operates its business in leased office space in the following location:

•	700 West Arkansas Lane, Arlington, Texas.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2012 to December 31, 2013.  During 2013 and 2012, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$ 20.64 – 19.95	$ 24.30 – 20.00	$ 27.27 – 24.30	$ 28.60 – 25.94
2012	$ 20.40 – 18.84	$ 21.41 – 18.94	$ 21.95 – 19.44	$ 20.95 – 19.16

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,000 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 28, 2014.

DIVIDENDS

Cash dividends declared and paid were $0.91 and $1.11 per share for the years ended December 31, 2013 and 2012, respectively.  Stock dividends of 5% were also declared and paid during both of the years ended December 31, 2013 and 2012.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$0.20	$0.20	$0.20	$0.31
2012	$0.18	$0.20	$0.20	$0.53

ISSUER SECURITY REPURCHASES

During 2013, we did not approve any additional funding for our stock repurchase plan. No common stock was purchased during the quarter ended December 31, 2013.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Southside Bancshares, Inc.
Russell 2000
SBSI Peer Group Index*
Index Value
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Southside Bancshares, Inc.	100.00	90.91	106.97	120.60	129.70	183.61
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SBSI Peer Group Index*	100.00	105.47	120.40	120.47	136.37	202.25

*SBSI Peer Group index consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares
Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2013.  This information should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Balance Sheet Data:
Investment Securities	$728,981	$618,716	$284,452	$300,839	$266,553
Mortgage-backed Securities	$1,115,827	$1,051,898	$1,729,516	$1,364,117	$1,480,847
Loans, Net of Allowance for Loan Losses	$1,332,396	$1,242,392	$1,068,690	$1,057,209	$1,013,680
Total Assets	$3,445,663	$3,237,403	$3,303,817	$2,999,759	$3,024,288
Deposits	$2,527,808	$2,351,897	$2,321,671	$2,134,428	$1,870,421
Long-term Obligations	$559,660	$429,408	$321,035	$433,790	$592,830
Shareholders’ Equity	$259,518	$257,763	$258,927	$214,461	$201,781
Income Statement Data:
Interest Income	$119,602	$116,020	$131,038	$131,374	$145,193
Interest Expense	$17,968	$26,895	$35,631	$45,307	$52,672
Deposit Service Income	$15,560	$15,433	$15,943	$16,819	$17,629
Gain on Sale of Securities Available for Sale	$8,472	$17,966	$11,795	$25,789	$33,446
Noninterest Income	$35,245	$40,021	$35,322	$50,798	$56,674
Noninterest Expense	$81,713	$76,107	$72,348	$71,314	$71,630
Net Income Attributable to Southside Bancshares, Inc.	$41,190	$34,695	$39,133	$39,103	$44,396
Per Share Data:
Earnings Per Common Share:
Basic	$2.30	$1.91	$2.16	$2.14	$2.46
Diluted	$2.30	$1.91	$2.16	$2.14	$2.43
Cash Dividends Paid Per Common Share	$0.91	$1.11	$0.90	$0.85	$0.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2013, 2012, and 2011 and financial condition as of December 31, 2013 and 2012.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities (“MBS”) portfolio;

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

As of December 31, 2013, our review of the loan portfolio indicated that a loan loss allowance of $18.9 million was appropriate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing until the date of sale, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  We continued to rely on nonbinding prices compiled by third party vendors, which we verified to be an appropriate measure of fair value.  However, the significant illiquidity in this market results in a fair value not clearly based on observable market data but rather a range of fair value data points from the market place. Accordingly, we had determined that the TRUPs security valuation was based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment securities and MBS classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in  “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2013.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2013, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.06%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

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

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2013, net income attributable to Southside Bancshares, Inc. increased $6.5 million, or 18.7%, to $41.2 million, from $34.7 million for the same period in 2012.  The increase in net income was primarily attributable to the increase in net interest income, a decrease in the provision for loan losses, a reduction in income taxes, and no FHLB advance option impairment charges during 2013.  These items were partially offset by a decrease in the gain on sale of securities available for sale and an increase in noninterest expense.  Noninterest expense increased primarily due to an increase in salaries and employee benefits. Earnings per diluted share increased $0.39, or 20.4%, to $2.30 for the year ended December 31, 2013, from $1.91 for the same period in 2012.

During the year ended December 31, 2012, net income attributable to Southside Bancshares, Inc. decreased $4.4 million, or 11.3%, to $34.7 million, from $39.1 million for the same period in 2011.  The decrease in net income was primarily attributable to the decrease in net interest income, the increase in the provision for loan losses and the decrease in fair value gain-securities. These items were partially offset by an increase in the gain on sale of securities available for sale and a reduction in the FHLB advance option impairment charge. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to our overall growth and expansion while offset by a decrease in FDIC insurance.  Earnings per diluted share decreased to $1.91 for the year ended December 31, 2012, from $2.16 for the same period in 2011.

FINANCIAL CONDITION

Our total assets increased $208.3 million, or 6.4%, to $3.45 billion at December 31, 2013 from $3.24 billion at December 31, 2012.  This increase was attributable to increases in our loans and in our investment and MBS.  Our securities portfolio increased by $174.2 million, or 10.4%, to $1.84 billion compared to $1.67 billion at December 31, 2012.  At December 31, 2013, loans were $1.35 billion compared to $1.26 billion at December 31, 2012.  The increase in our securities was comprised of approximately $111 million of investment securities, all municipal securities, and approximately $64 million of MBS.  The increase in loans was funded by cashflow from the increase in FHLB advances.

Our nonperforming assets at December 31, 2013 decreased to $13.6 million, and represented 0.39% of total assets, compared to $14.7 million, or 0.45% of total assets at December 31, 2012.  Nonaccruing loans decreased $2.2 million to $8.1 million and the ratio of nonaccruing loans to total loans decreased to 0.60% at December 31, 2013 compared to 0.82% at December 31, 2012.  Other Real Estate Owned (“OREO”) increased to $726,000 at December 31, 2013 from $686,000 at December 31, 2012.  Accruing loans past due more than 90 days at December 31, 2013 decreased to $3,000 compared to $15,000 at December 31, 2012.  Repossessed assets increased to $901,000 at December 31, 2013 from $704,000 at December 31, 2012.  Restructured performing loans at December 31, 2013 increased to $3.9 million compared to $3.0 million at December 31, 2012.

Our deposits increased $175.9 million to $2.53 billion at December 31, 2013 from $2.35 billion at December 31, 2012.  Our deposits, net of brokered deposits, increased $141.0 million. The increase in our deposits during 2013 was due primarily to an increase in public fund deposits.  During 2013, our public fund deposits increased $149.4 million while our brokered deposits increased $34.9 million. Total FHLB advances increased $52.7 million to $572.8 million at December 31, 2013, from $520.1 million at December 31, 2012.  Short-term FHLB advances decreased $77.5 million to $73.4 million at December 31, 2013 from $151.0 million at December 31, 2012.  Long-term FHLB advances increased $130.3 million to $499.3 million at December 31, 2013 from $369.1 million at December 31, 2012.  During 2010 and 2011, we entered into the option to purchase, between one and a half years and two years forward from the advance commitment date $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term commitments expired unexercised. During the first quarter of 2013, the remaining $50 million par of long-term commitments expired unexercised. At December 31, 2013, we had no FHLB long-term advance commitments. Other borrowings at December 31, 2013 and 2012 totaled $61.2 million and $61.5 million, respectively, and at December 31, 2013 consisted of $859,000 of short-term borrowings and $60.3 million of long-term debt compared to $1.2 million of short-term borrowings and $60.3 million of long-term debt at December 31, 2012.

Assets under management in our trust department increased during 2013 and were approximately $880.5 million at December 31, 2013 compared to $758.3 million at December 31, 2012.

Shareholders’ equity at December 31, 2013 totaled $259.5 million compared to $257.8 million at December 31, 2012. The increase primarily reflects net income of $41.2 million recorded for the year ended December 31, 2013 and the common stock issued of $1.4 million as a result of our dividend reinvestment plan.  This was partially offset by cash dividends paid of $16.1 million, a decrease in accumulated other comprehensive income of $24.0 million and the purchase of treasury stock of $1.9 million. The decrease in accumulated other comprehensive income is comprised primarily of a decrease of $38.0 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment and an increase of $14.0 million, net of tax, related to the change in the funded status of our defined benefit plan.  See “Note 3 – Accumulated Other Comprehensive (Loss) Income” to our consolidated financial statements included in this report.

During 2013 the economy appeared to improve as unemployment rates dropped and gross domestic product increased. The housing market appeared to improve as well as housing prices across the nation continued to rise. The stock market ended the year with a healthy double digit increase. In December, the Federal Reserve announced that it would begin tapering in January 2014 as a result of the generally positive economic data.

Economic conditions in our market areas have continued to perform generally better than many other parts of the country. There continues to be some economic headwinds, however despite these headwinds, many economists predict the economy will continue to grow and improve at a slow to modest pace, in 2014.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk, and economic risk indicators.

BALANCE SHEET STRATEGY

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS and long-term municipal securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee ("ALCO") and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

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

The year ended December 31, 2013 was marked by proactive management of the securities portfolio which included increasing the overall size of the portfolio as well as restructuring a portion of the portfolio.  During the first five months of the year ended December 31, 2013, interest rates remained relatively low and during April and early May, long-term U.S. Treasury interest rates decreased to the lowest levels of the year resulting in increased levels of prepayments on our MBS. During this time we restructured the securities portfolio and as a part of that restructuring we increased the municipal securities portfolio. We sold many of our lower coupon and longer duration municipal securities and replaced them with higher coupon Texas municipal securities. In addition, we purchased U.S. Agency commercial mortgage-backed securities (“CMBS”) with stated finals on average inside ten years to offset the prepayment risks in our other MBS. As prepayments spiked, the prices of certain U.S. Agency MBS decreased to a point in April and May that the risk/reward associated with purchasing these securities was once again favorable and we began purchasing relatively short-term MBS at lower dollar prices with limited extension risk. During May and continuing through December 31, 2013, long-term interest rates increased with the ten year treasury increasing approximately 140 basis points. As the long-term interest rates increased, MBS prepayment speeds gradually began to slow and by year end they had slowed significantly. During the quarter ended December 31, 2013, we sold lower coupon, lower yielding or longer duration municipal securities, MBS with extension risk and a risk/reward less than that available in other MBS sectors and our Trust Preferred Securities ("TRUPs"). The TRUPs were sold as a result of the issuance of the guidance in the final Volcker Rule on December 10, 2013, that stated that the TRUPs we owned would be considered disallowed assets and would be required to be sold by July 2015. Until the final Volcker Rule was issued, management did not intend to sell the securities and it was not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis. The sale of these TRUPs resulted in a loss of approximately $959,000. Purchases during the quarter included higher coupon, higher yielding municipal securities, CMBS with stated finals less than ten years and MBS with limited extension risk and at a price that provides an overall favorable risk/reward scenario.   Our investment securities and U.S. Agency MBS increased from $1.67 billion at December 31, 2012, to $1.84 billion at December 31, 2013. At December 31, 2013, the total unamortized premium for our MBS decreased to approximately $27 million from approximately $50 million at December 31, 2012.   The average coupon of the MBS portfolio decreased to 4.31% at December 31, 2013 from 5.11% at December 31, 2012, primarily as a result of reinvestment into coupons on average below 6.00%.  The average coupon of the municipal securities portfolio increased to 4.91% at December 31, 2013 when compared to 4.14% at December 31, 2012. At December 31, 2013, securities as a percentage of assets increased to 53.5%, when compared to 51.6% at December 31, 2012 as a result of the increase in securities exceeding the increase in loans during 2013.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.  Our FHLB borrowings at December 31, 2013 increased 10.1%, or $52.7 million, to $572.8 million from $520.1 million at December 31, 2012 primarily as a result of an increase in the securities portfolio.  During the second quarter of 2013, we prepaid $90.7 million of FHLB advances with an average rate of 3.76%. In December 2013 we prepaid an additional $3.7 million of FHLB advances with an average rate of 2.75%. This represented all of our higher priced advances maturing through December 2014. We paid prepayment fees of $1.0 million associated with prepaying these advances. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our brokered CDs increased to $54.4 million at December 31, 2013 from $19.5 million at December 31, 2012.  As of December 31, 2013, all but $5.0 million of our brokered CDs were long-term.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million. The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During 2013, an increase in FHLB advances and brokered CDs, resulted in an increase in wholesale funding as a percentage of deposits, not including brokered CDs, to 25.4% at December 31, 2013, from 23.1% at December 31, 2012.

RESULTS OF OPERATIONS

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for loan losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities, also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us.

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

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Interest income
Loans	$72,910	$69,462	$66,736
Investment securities – taxable	799	519	64
Investment securities – tax-exempt	25,483	13,644	12,520
Mortgage-backed securities	20,085	32,118	51,467
FHLB stock and other investments	182	240	233
Other interest earning assets	143	37	18
Total interest income	119,602	116,020	131,038
Interest expense
Deposits	8,179	10,841	15,647
Short-term obligations	1,875	6,340	6,577
Long-term obligations	7,914	9,714	13,407
Total interest expense	17,968	26,895	35,631
Net interest income	$101,634	$89,125	$95,407

Net interest income for the year ended December 31, 2013 increased $12.5 million, or 14.0%, compared to the same period in 2012 and decreased $6.3 million, or 6.6%, for the year ended December 31, 2012 compared to the same period in 2011.  The overall increase in net interest income during 2013, was primarily the result of a decrease in short-term and long-term obligation interest expense coupled with a decrease in deposit interest expense and an increase in total interest income. In the fourth quarter of 2013 we recorded the immaterial cumulative effect of an error relating to prior years, which increased interest income $1.4 million. The overall decrease in net interest income during 2012 was primarily the result of a decrease in total interest income from MBS due to an increase in prepayments which increased our amortization expense combined with a decrease in the average balance of these securities.

During the year ended December 31, 2013, total interest income increased $3.6 million, or 3.1%, when compared to the same period in 2012, and during the year ended December 31, 2012, decreased $15.0 million, or 11.5%, when compared to same period in 2011. The increase in total interest income for the year ended December 31, 2013 was the result of an increase in the average yield on average interest earning assets from 4.13% for the year ended December 31, 2012 to 4.25% for the year ended December 31, 2013 and an increase in average interest earning assets of $109.8 million, or 3.6%, from $3.07 billion to $3.18 billion from 2012 to 2013.  The increase in the yield on interest earning assets during the year ended December 31, 2013 is reflective of the shift in asset mix out of the lower yielding MBS and into higher yielding loans and tax-exempt investment securities and an immaterial cumulative prior period interest income error of $1.4 million recorded during the fourth quarter of 2013.

The decrease in total interest income for the year ended December 31, 2012 was the result of a decrease in the average yield on interest earning assets from 4.82% for the year ended December 31, 2011 to 4.13% for the year ended December 31, 2012 which more than offset the increase in the average interest earning assets of $141.8 million, or 4.8%, from $2.93 billion to $3.07 billion from 2011 to 2012.  The decrease in the yield on interest earning assets during the year ended December 31, 2012 is reflective of a 46 basis point decrease in the yield on loans and a 93 basis point decrease in the yield on our securities portfolio due to lower overall interest rates and increased amortization expense on our MBS as a result of increased prepayment speeds.

Total interest expense decreased $8.9 million, or 33.2%, during the year ended December 31, 2013.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2013, to 0.71% from 1.11% for the same period in 2012 which more than offset the increase in average interest bearing liabilities of $96.3 million, or 4.0%, from $2.43 billion to $2.52 billion.  The decrease in the average yield on interest bearing liabilities of 40 basis points is a result of continued low short-term interest rates and the prepayment or maturity of higher cost FHLB advances primarily during the first six months of 2013. Total interest expense decreased $8.7 million, or 24.5%, during the year ended December 31, 2012.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2012, to 1.11% from 1.48% for the same period in 2011 which more than offset the increase in average interest bearing liabilities of $23.4 million, or 1.0%, from $2.40 billion to $2.43 billion.  The decrease in the average yield on interest bearing liabilities of 37 basis points is a result of overall lower interest rates.  For the year ended December 31, 2013, our net interest spread increased to 3.54% from 3.02%, and our net interest margin increased to 3.69% from 3.26% when compared to the same period in 2012. For the year ended December 31, 2012, our net interest spread decreased to 3.02% from 3.34%, and our net interest margin decreased to 3.26% from 3.60% when compared to the same period in 2011.

During the year ended December 31, 2013, average loans increased $116.3 million, or 9.9%, to $1.30 billion from $1.18 billion, compared to the same period in 2012.  During the year ended December 31, 2012, average loans increased $125.2 million, or 11.9%, from $1.05 billion to $1.18 billion, compared to the same period in 2011. Residential 1-4 family loans and municipal loans represent a large part of this increase for both years.  The average yield on loans decreased from 6.23% for the year ended December 31, 2012 to 5.92% for the year ended December 31, 2013. The increase in interest income on loans of $3.4 million, or 5.0%, for the year ended December 31, 2013 was the result of an increase in the average balance which more than offset the decrease in the average yield. The average yield on loans decreased from 6.69% for the year ended December 31, 2011 to 6.23% for the year ended December 31, 2012. The increase in interest income on loans of $2.7 million, or 4.1%, for the year ended December 31, 2012 was the result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans for 2013 and 2012 was due to competition and the overall low interest rate environment.

Average investment and MBS decreased slightly $37.5 million, or 2.0%, to $1.80 billion from $1.84 billion for the year ended December 31, 2013 when compared to the same period in 2012 and increased $2.1 million, or 0.1%, from $1.83 billion to $1.84 billion, for the year ended December 31, 2012 when compared to the same period in 2011.  At December 31, 2013, most of our MBS were fixed rate securities and less than two percent were variable rate MBS compared to approximately eight percent in 2012.  The overall yield on average investment and MBS increased to 3.24% during the year ended December 31, 2013 from 2.90% during the same period in 2012 and decreased to 2.90% during the year ended December 31, 2012 from 3.83% during the same period in 2011. The increase in the average yield during 2013 primarily reflects the shift in the mix out of MBS and into tax-exempt investment securities. The decrease in the average yield during 2012 primarily reflects tighter spreads on mortgage-backed and municipal securities, overall lower interest rates and increased prepayment speeds on MBS that increased amortization expense. Interest income on investment and MBS increased $86,000 in 2013, or 0.2%, as the increase in the average yield was more than offset by the decrease in the average balance.  A decrease in long-term interest rate levels combined with lower credit spreads could negatively impact our net interest margin in the future due to increased prepayments. Interest income on investment and MBS decreased $17.8 million in 2012, or 27.7%, due to a decrease in the average yield which was partially offset by an increase in the average balance.

Average FHLB stock and other investments decreased $2.8 million, or 8.2%, to $31.4 million, for the year ended December 31, 2013, when compared to $34.2 million for 2012 due to the decrease in average FHLB advances during 2013 and the corresponding requirement to hold stock associated with those advances.  Average FHLB stock and other investments increased $3.3 million, or 10.5%, to $34.2 million, for the year ended December 31, 2012, when compared to $30.9 million for 2011 due to the increase in average FHLB advances during 2012 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $58,000, or 24.2%, during 2013, due to a decrease in the average balance and the average yield from 0.70% for the year ended December 31, 2012 compared to 0.58% for the same period in 2013.  Interest income from our FHLB stock and other investments increased $7,000, or 3.0%, during 2012, due to an increase in the average balance which more than offset the decrease in the average yield from 0.75% for the year ended December 31, 2011 compared to 0.70% for the same period in 2012.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate. We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits increased $34.3 million, or 164.9%, to $55.1 million, for the year ended December 31, 2013, when compared to $20.8 million for 2012.  Interest income from interest earning deposits increased $106,000, or 286.5%, for the year ended December 31, 2013, when compared to 2012, as a result of the increase in the average balance and average rate paid. Average interest earning deposits increased $13.0 million, or 165.7%, to $20.8 million, for the year ended December 31, 2012, when compared to $7.8 million for 2011.  Interest income from interest earning deposits increased $19,000, or 105.6%, for the year ended December 31, 2012, when compared to 2011, as a result of the increase in the average balance.

During the year ended December 31, 2013 and 2012, our average loans increased more than our average securities.  As a result, the mix of our average interest earning assets changed as our average total securities as a percentage of total average interest earning assets averaged 57.5% during 2013 compared to 60.9% during 2012 and 63.6% during 2011. Average loans were 40.8% of average total interest earning assets during 2013 compared to 38.4% during 2012 and 36.1% during 2011. Other interest earning asset categories averaged 1.7% of average interest earning assets during 2013 compared to 0.7% during 2012 and 0.3% during 2011.

Total interest expense decreased $8.9 million, or 33.2%, during the year ended December 31, 2013 and $8.7 million, or 24.5%, during the year ended December 31, 2012.  The decreases were primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.48% for 2011 to 1.11% for 2012 to 0.71% for the year ended December 31, 2013, which more than offset increases in average interest bearing liabilities in 2013 and 2012.  The increase in average interest bearing liabilities included an increase in long-term FHLB advances of $104.0 million, or 31.3%, and by an increase in interest bearing deposits of $79.5 million, or 4.5%, that was partially offset by a decrease in short-term obligations of $87.2 million, or 30.6%, during 2013. The increase in average interest bearing liabilities during the year ended December 31, 2012 included an increase in long-term FHLB advances of $40.3 million, or 13.8%, a decrease in short-term obligations of $13.2 million, or 4.4%, and a decrease in interest bearing deposits of $3.7 million, or 0.2%.

The following table sets forth our deposit averages by category for the years ended December 31, 2013, 2012 and 2011:

	COMPOSITION OF DEPOSITS Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
	(dollars in thousands)
Interest Bearing Demand Deposits	$1,081,475	0.31%	$892,798	0.39%	$807,344	0.52%
Savings Deposits	108,097	0.13%	96,854	0.15%	86,417	0.25%
Time Deposits	640,608	0.73%	761,030	0.95%	860,614	1.30%
Total Interest Bearing Deposits	1,830,180	0.45%	1,750,682	0.62%	1,754,375	0.89%
Noninterest Bearing Demand Deposits	560,762	N/A	564,007	N/A	459,594	N/A
Total Deposits	$2,390,942	0.34%	$2,314,689	0.47%	$2,213,969	0.71%

Average interest bearing deposits increased $79.5 million, or 4.5%, and the average rate paid decreased from 0.62% for the year ended December 31, 2012 to 0.45% for the year ended December 31, 2013. For the year ended December 31, 2012 average interest bearing deposits decreased $3.7 million, or 0.2%, while the average rate paid decreased from 0.89% for the year ended December 31, 2011 to 0.62% . Average time deposits decreased $120.4 million, or 15.8%, and the average rate paid decreased 22 basis points for the year ended December 31, 2013 and decreased $99.6 million, or 11.6%, and the average rate paid decreased 35 basis points for the year ended December 31, 2012. Average interest bearing demand deposits increased $188.7 million, or 21.1%, while the average rate paid decreased eight basis points for the year ended December 31, 2013, and increased $85.5 million, or 10.6%, while the average rate paid decreased 13 basis points for the year ended December 31, 2012. Average savings deposits increased $11.2 million, or 11.6%, while the average rate paid decreased two basis points for the year ended December 31, 2013, and increased $10.4 million, or 12.1%, while the average rate paid decreased ten basis points for the year ended December 31, 2012. Average noninterest bearing demand deposits decreased $3.2 million, or 0.6%, during 2013 and increased $104.4 million, or 22.7%, during 2012. Interest expense for interest bearing deposits for the year ended December 31, 2013 decreased $2.7 million, or 24.6%, when compared to the same period in 2012 due to the decrease in the average yield which more than offset the increase in the average balance.  Interest expense for interest bearing deposits for the year ended December 31, 2012, decreased $4.8 million, or 30.7%, when compared to the same period in 2011 due to the decrease in the average yield and the average balance. The latter three categories, which are considered the lowest cost deposits, comprised 73.2% of total average deposits during the year ended December 31, 2013 compared to 67.1% during 2012 and 61.1% during 2011.  The increase in our average total deposits during 2013 and 2012 is primarily the result of an increase in deposits from municipalities and to a lesser extent, deposit growth due to branch expansion, and continued market penetration.

At December 31, 2013, total brokered CDs issued were $54.4 million compared to $19.5 million at December 31, 2012. This represented an increase of $34.9 million, or 179.4%, from 2012 and a decrease of $144.4 million, or 88.1%, from $163.8 million at December 31, 2011, when compared to 2012.  At December 31, 2013, all of the brokered CDs had maturities of less than seven years, with $49.4 million due after one year. All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2013, brokered CDs represented 2.2% of deposits compared to 0.8% of deposits at December 31, 2012 and 7.1% at December 31, 2011.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $197.5 million, a decrease of $87.2 million, or 30.6%, for the year ended December 31, 2013 when compared to the same period in 2012.  The decrease in average short-term interest bearing liabilities was more than offset by the increase in long-term FHLB advances purchased during 2013. For the year ended 2012, the decrease was $13.2 million, or 4.4% to $284.7 million when compared to the same period in 2011. Interest expense associated with short-term interest bearing liabilities decreased $4.5 million, or 70.4%, and the average rate paid decreased 128 basis points to 0.95% for the year ended December 31, 2013, when compared to 2.23% for the same period in 2012.  Interest expense associated with short-term interest bearing liabilities decreased $237,000, or 3.6%, while the average rate paid increased two basis points to 2.23% for the year ended December 31, 2012, when compared to 2.21% for the same period in 2011. The decrease in the average rate paid during 2013 is due to the prepayment of $94.3 million of our higher priced advances maturing through December 2014.  The decrease in the interest expense during 2013 was due to the decrease in the average balance and the average rate paid. The decrease in the interest expense during 2012 was due to the decrease in the average balance which more than offset the increase in the average rate.

Average long-term interest bearing liabilities consisting of FHLB advances increased $104.0 million, or 31.3%, during the year ended December 31, 2013 to $435.9 million as compared to $331.9 million at December 31, 2012.  The increase in the average long-term FHLB advances is due to the purchase of long-term advances during 2013 for asset liability risk management purposes. In addition, as $50 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were obtained.  Average long-term interest bearing liabilities consisting of FHLB advances increased $40.3 million, or 13.8%, during the year ended December 31, 2012 from $291.6 million at December 31, 2011.  The increase in the average long-term FHLB advances is due primarily to the purchase of long-term advances to replace brokered CDs that we called and advances purchased as interest rates decreased. Interest expense associated with long-term FHLB advances decreased $164,000, or 2.5%, and the average rate paid decreased 52 basis points to 1.48% for the year ended December 31, 2013 when compared to 2.00% for the same period in 2012.  The decrease in interest expense was due to the decrease in the average rate paid, which more than offset the increase in the average balance. Interest expense associated with long-term FHLB advances decreased $3.5 million, or 34.6%, and the average rate paid decreased 148 basis points to 2.00% for the year ended December 31, 2012 when compared to 3.48% for the same period in 2011.  The decrease in interest expense was due to the decrease in the average rate paid which more than offset the increase in the average balance. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures was $60.3 million for the three years ended December 31, 2013, 2012, and 2011.  Interest expense associated with long-term debt decreased $1.6 million, or 53.0%, to $1.4 million for the year ended December 31, 2013 when compared to $3.1 million for the same period in 2012 as a result of the decrease in the average yield of 272 basis points.   Interest expense associated with long-term debt decreased $181,000, or 5.5%, to $3.1 million for the year ended December 31, 2012 when compared to $3.3 million for the same period in 2011 as a result of the decrease in the average yield of 30 basis points. The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points. The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2013, 2012 and 2011.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) Years Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
ASSETS
INTEREST EARNING ASSETS:
Loans(1)(2)	$1,296,440	$76,728	5.92%	$1,180,095	$73,498	6.23%	$1,054,882	$70,533	6.69%
Loans Held For Sale	1,137	38	3.34%	1,694	59	3.48%	3,415	133	3.89%
Securities:
Inv. Sec. (Taxable)(4)	47,914	799	1.67%	35,217	519	1.47%	6,056	64	1.06%
Inv. Sec. (Tax Exempt)(3)(4)	678,000	37,310	5.50%	387,284	20,552	5.31%	293,044	18,776	6.41%
Mortgage-backed Sec.(4)	1,072,601	20,085	1.87%	1,413,554	32,118	2.27%	1,534,837	51,467	3.35%
Total Securities	1,798,515	58,194	3.24%	1,836,055	53,189	2.90%	1,833,937	70,307	3.83%
FHLB stock and other investments, at cost	31,378	182	0.58%	34,191	240	0.70%	30,937	233	0.75%
Interest Earning Deposits	55,127	143	0.26%	20,809	37	0.18%	7,833	18	0.23%
Total Interest Earning Assets	3,182,597	135,285	4.25%	3,072,844	127,023	4.13%	2,931,004	141,224	4.82%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,013			42,938			41,280
Bank Premises and Equipment	50,766			50,392			50,627
Other Assets	120,725			163,402			137,166
Less: Allowance for Loan Losses	(19,007)			(19,922)			(18,965)
Total Assets	$3,379,094			$3,309,654			$3,141,112

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,856, $4,095 and $3,930 for the years ended December 31, 2013, 2012, and 2011, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $11,827, $6,908 and $6,256 for the years ended December 31, 2013, 2012, and 2011, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2013, 2012 and 2011, loans totaling $8,088, $10,314 and $10,299, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) Years Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$108,097	$142	0.13%	$96,854	$145	0.15%	$86,417	$215	0.25%
Time Deposits	640,608	4,700	0.73%	761,030	7,256	0.95%	860,614	11,229	1.30%
Interest Bearing Demand Deposits	1,081,475	3,337	0.31%	892,798	3,440	0.39%	807,344	4,203	0.52%
Total Interest Bearing Deposits	1,830,180	8,179	0.45%	1,750,682	10,841	0.62%	1,754,375	15,647	0.89%
Short-term Interest Bearing Liabilities	197,506	1,875	0.95%	284,730	6,340	2.23%	297,960	6,577	2.21%
Long-term Interest Bearing Liabilities-FHLB Dallas	435,941	6,465	1.48%	331,898	6,629	2.00%	291,586	10,141	3.48%
Long-term Debt (5)	60,311	1,449	2.40%	60,311	3,085	5.12%	60,311	3,266	5.42%
Total Interest Bearing Liabilities	2,523,938	17,968	0.71%	2,427,621	26,895	1.11%	2,404,232	35,631	1.48%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	560,762			564,007			459,594
Other Liabilities	44,685			47,668			34,614
Total Liabilities	3,129,385			3,039,296			2,898,440
SHAREHOLDERS’ EQUITY (6)	249,709			270,358			242,672
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,379,094			$3,309,654			$3,141,112
NET INTEREST INCOME		$117,317			$100,128			$105,593
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.69%			3.26%			3.60%
NET INTEREST SPREAD			3.54%			3.02%			3.34%

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

(6)	Includes average equity of noncontrolling interest of $1,112 for the year ended December 31, 2011.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31, 2013 Compared to 2012
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$7,007	$(3,777)	$3,230
Loans Held For Sale	(19)	(2)	(21)
Investment Securities (Taxable)	205	75	280
Investment Securities (Tax Exempt) (1)	15,971	787	16,758
Mortgage-backed Securities	(6,959)	(5,074)	(12,033)
FHLB stock and other investments	(19)	(39)	(58)
Interest Earning Deposits	83	23	106
Total Interest Income	16,269	(8,007)	8,262
INTEREST EXPENSE:
Savings Deposits	16	(19)	(3)
Time Deposits	(1,040)	(1,516)	(2,556)
Interest Bearing Demand Deposits	652	(755)	(103)
Short-term Interest Bearing Liabilities	(1,554)	(2,911)	(4,465)
Long-term FHLB Advances	1,784	(1,948)	(164)
Long-term Debt	—	(1,636)	(1,636)
Total Interest Expense	(142)	(8,785)	(8,927)
Net Interest Income	$16,411	$778	$17,189

	Years Ended December 31, 2012 Compared to 2011
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$8,008	$(5,043)	$2,965
Loans Held For Sale	(61)	(13)	(74)
Investment Securities (Taxable)	421	34	455
Investment Securities (Tax Exempt) (1)	5,362	(3,586)	1,776
Mortgage-backed Securities	(3,809)	(15,540)	(19,349)
FHLB stock and other investments	23	(16)	7
Interest Earning Deposits	24	(5)	19
Total Interest Income	9,968	(24,169)	(14,201)
INTEREST EXPENSE:
Savings Deposits	24	(94)	(70)
Time Deposits	(1,194)	(2,779)	(3,973)
Interest Bearing Demand Deposits	411	(1,174)	(763)
Short-term Interest Bearing Liabilities	(294)	57	(237)
Long-term FHLB Advances	1,256	(4,768)	(3,512)
Long-term Debt	—	(181)	(181)
Total Interest Expense	203	(8,939)	(8,736)
Net Interest Income	$9,765	$(15,230)	$(5,465)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

Note:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

During 2013 our asset quality improved as reflected in the decrease in the nonperforming asset to total asset ratio to 0.39% at December 31, 2013 from 0.45% in 2012. In addition the mix of the loan portfolio has continued to shift over the last two years to the loan categories that have had lower levels of charge-offs and nonperforming assets, 1-4 family residential loans, municipal loans and commercial real estate loans. The provision for loan losses for the year ended December 31, 2013 was $8.9 million compared to $10.7 million for the year ended December 31, 2012 and $7.5 million for the year ended December 31, 2011.  For the year ended December 31, 2013, net charge-offs of loans increased $1.9 million, to $10.6 million when compared to $8.7 million for the same period in 2012 and decreased $1.0 million from $9.7 million during 2012 when compared to 2011.

The increase in net charge-offs for 2013 was a result of an increase in total charge-offs of $2.5 million which were slightly offset by an increase in total recoveries of $649,000.  Net charge-offs for 1-4 family residential loans increased $161,000, to $228,000. Net charge-offs for loans to individuals increased 23.3%, to $10.4 million and net charge-offs for commercial loans increased $189,000, to $279,000.  Net recoveries of construction loans decreased $3,000, resulting in net recoveries of $77,000.  Net charge-offs of other real estate loans decreased $425,000, resulting in net recoveries of $272,000.

The decrease in net charge-offs for 2012 was due to a combination of a decrease in total charge-offs of $1.4 million and a decrease in total recoveries of $472,000.  Net charge-offs for 1-4 family residential loans decreased $510,000, to $67,000. Net charge-offs for loans to individuals increased 1.9%, to $8.5 million and net charge-offs for commercial loans decreased $715,000, to $90,000.  Net recoveries of construction loans increased $65,000, resulting in net recoveries of $80,000.  Net charge-offs of other real estate loans increased $157,000, resulting in charge-offs of $153,000.

As of December 31, 2013, and 2012, our reviews of the loan portfolio indicated that loan loss allowances of $18.9 million and $20.6 million, respectively, were appropriate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived and gives totals for these accounts for the year ended December 31, 2013 and the comparable years ended December 31, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Deposit services	$15,560	$15,433	$15,943
Gain on sale of securities available for sale	8,472	17,966	11,795
(Loss) gain on sale of securities carried at fair value through income	—	(498)	937

Total other-than-temporary impairment losses	(52)	(21)	—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	10	(160)	—
Net impairment losses recognized in earnings	(42)	(181)	—

Fair value gain – securities	—	—	6,693
FHLB advance option impairment charges	—	(2,031)	(8,923)
Gain on sale of loans	770	1,119	1,230
Trust income	3,024	2,794	2,610
Bank owned life insurance income	3,122	1,110	1,087
Other	4,339	4,309	3,950
Total noninterest income	$35,245	$40,021	$35,322

Total noninterest income for the year ended December 31, 2013 decreased 11.9%, or $4.8 million, compared to 2012 and increased 13.3%, or $4.7 million during the year ended December 31, 2012, when compared to the same period in 2011.  During the years ended December 31, 2013, 2012 and 2011, we had gain on sale of AFS securities of $8.5 million, $18.0 million, and $11.8 million, respectively.  The fair value of the AFS securities portfolio at December 31, 2013 was $1.18 billion with a net unrealized loss on that date of $1.1 million.  The net unrealized loss is comprised of $19.9 million in unrealized gains and $20.9 million in unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2012 was $1.42 billion with a net unrealized gain on that date of $45.3 million.  The net unrealized gain is comprised of $49.0 million in unrealized gains and $3.7 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2013 was $649.2 million with a net unrealized loss on that date of $30.1 million.  The net unrealized loss is comprised of $11.1 million in unrealized gains and $41.2 million in unrealized losses. The fair value of HTM securities portfolio at December 31, 2012 was $255.4 million with a net unrealized gain on that date of $8.9 million.  The net unrealized gain is comprised of $8.9 million in unrealized gains and $47,000 in unrealized losses.   There can be no assurance that the level of security gains reported during the year ended December 31, 2013, will continue in future periods.

During the quarter ended December 31, 2013, as interest rates began to increase, we sold some of our longer maturity general market tax-free municipal securities when the market pricing for these securities caused the economics of holding this sector to become less attractive. We also sold some of our MBS with more volatile prepays and some low yielding long duration agency debentures. During the year ended December 31, 2013, the size of the securities portfolio increased due to additional purchases of both residential and commercial MBS as well as Texas municipals.

 During 2012, the size of the securities portfolio decreased due to increased prepayments on our MBS, sales of prepayment volatile MBS and the significantly reduced attractiveness of purchasing additional fixed rate MBS. Also during 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000 compared to a $937,000 gain on sale of securities carried at fair value during 2011.

During 2012, the FHLB advance option fees were further impaired and were completely written down for a total charge of $2.0 million for the year ended December 31, 2012.

Deposit services income increased $127,000, or 0.8%, for the year ended December 31, 2013, as compared to the same period in 2012 and decreased $510,000, or 3.2%, for the year ended December 31, 2012, as compared to the same period in 2011. The decrease in 2012 was primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $349,000, or 31.2%, for the year ended December 31, 2013, when compared to the same period in 2012.  Gain on sale of loans decreased $111,000, or 9.0%, for the year ended December 31, 2012, when compared to the same period in 2011.  This is primarily a result of a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.  The decrease in loans sold was due to a greater emphasis on retaining loans for our own portfolio.

Bank owned life insurance (“BOLI”) income increased $2.0 million, or 181.3%, for the year ended December 31, 2013, when compared to the same period in 2012, primarily as a result of two death benefits received, one for a retired covered officer and one for an active covered officer.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Salaries and employee benefits	$52,054	$48,084	$45,421
Occupancy expense	7,539	7,498	7,205
Advertising, travel & entertainment	2,642	2,463	2,414
ATM and debit card expense	1,328	1,063	987
Director fees	1,212	1,213	914
Professional fees	2,782	2,928	2,718
Telephone and communications	1,529	1,665	1,325
FDIC insurance	1,713	1,744	1,817
FHLB prepayment fees	1,048	—	—
Other	9,866	9,449	9,547
Total noninterest expense	$81,713	$76,107	$72,348

Noninterest expense for the year ended December 31, 2013 increased $5.6 million, or 7.4%, when compared to the year ended December 31, 2012 and increased $3.8 million, or 5.2%, when compared to the year ended December 31, 2011.

Salaries and employee benefits expense increased $4.0 million, or 8.3%, during the year ended December 31, 2013, when compared to the same period in 2012 and increased $2.7 million, or 5.9% during the year ended December 31, 2012, when compared to the same period in 2011. These increases were the result of the increases in personnel associated with our overall growth and expansion, an increase in retirement expense, normal salary increases for existing personnel, increases in incentive pay associated with the increased loan production and share-based payment compensation. Direct salary expense and payroll taxes increased $3.3 million, or 8.3%, for the year ended December 31, 2013, when compared to the same period in 2012 and increased $1.2 million, or 3.0%, for the year ended December 31, 2012, when compared to the same period in 2011.

Retirement expense, included in salary and benefits, increased $755,000, or 17.4%, for the year ended December 31, 2013, when compared to the same period in 2012 and increased $863,000, or 24.8%, for the year ended December 31, 2012, when compared to the same period in 2011. The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plans increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2013 when compared to 2012 and for 2012 when compared to 2011.  Specifically, the assumed long-term rate of return was 7.25% for 2013, 2012 and 2011 and the assumed discount rate was decreased to 4.08% for 2013 compared to 4.84% for 2012 and 5.63% for 2011.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $62,000, or 1.5%, for the year ended December 31, 2013, when compared to the same period in 2012 due to decreases in claims paid. Health and life insurance expense increased $636,000, or 17.6%, for the year ended December 31, 2012, when compared to the same period in 2011 due to increased health claims expense and plan administrative cost during 2012. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2014.

ATM and debit card expense increased $265,000, or 24.9%, for the year ended December 31, 2013, compared to the same period in 2012 and increased $76,000, or 7.7%, for the year ended December 31, 2012, compared to the same period in 2011. The increase was due to an increase in processing expenses and a nonrecurring transaction expense of $80,000.

Director fees decreased $1,000, or 0.1%, for the year ended December 31, 2013, compared to the same period in 2012.   Director fees increased $299,000, or 32.7%, for year ended December 31, 2012, compared to the same period in 2011.  Effective January 5, 2012, Mr. B. G. Hartley retired as Chief Executive Officer of Southside Bancshares, Inc. and became a non-employee

Chairman of the Board of Directors of the Company.  The increase is due to the director fees Mr. Hartley received for serving as Chairman of the Board.

Telephone and communications decreased $136,000, or 8.2%, for the year ended December 31, 2013, as compared to the same period in 2012 and increased $340,000, or 25.7%, for the year ended December 31, 2012, as compared to the same period in 2011. The decrease in 2013 was due to moving to a consolidated system and vendor changes. The increase during 2012 was due to bank growth and upgraded systems.

FHLB prepayment fees were $1.0 million for the year ended December 31, 2013 as a result of the prepayment of FHLB advances of $94.3 million during 2013.

INCOME TAXES

Pre-tax income for the year ended December 31, 2013 was $46.3 million compared to $42.3 million for the year ended December 31, 2012, and $50.9 million for the year ended December 31, 2011.

Income tax expense was $5.1 million for the year ended December 31, 2013 and represented a decrease of $2.5 million, or 33.0%, when compared to the year ended December 31, 2012, and decreased $2.8 million, or 26.8%, to $7.6 million, when compared to the year ended December 31, 2011.  The effective tax rate as a percentage of pre-tax income was 11.0% in 2013, 18.0% in 2012 and 20.4% in 2011.  The decrease in the income tax expense and effective tax rate for the year ended December 31, 2013 and 2012 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the prior year. The increase in tax-exempt income as a percentage of taxable income is primarily due to the significant increase in our average tax-exempt securities portfolio for 2013 as compared to 2012. The net deferred tax asset totaled $18.4 million at December 31, 2013 as compared to $4.1 million in 2012.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles. At December 31, 2013, the SFG loans totaled approximately $88.4 million.

Total loans as of December 31, 2013 increased $88.3 million, or 7.0%, and the average loan balance outstanding for the year ended December 31, 2013 increased $116.3 million, or 9.9%, when compared to 2012.

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

1-4 family residential loans increased $21.7 million, or 5.9%, from December 31, 2012. Other real estate loans increased $25.8 million, or 10.9%, and construction loans increased $11.5 million, or 10.1%, from December 31, 2012, respectively.  Municipal loans as of December 31, 2013 increased $24.6 million, or 11.1%, from December 31, 2012.  The increase in municipal loans is due to continued demand which provided additional opportunities for us to lend to municipalities during 2013.  Loans to individuals increased $7.2 million, or 4.4%, from December 31, 2012. Commercial loans decreased $2.4 million, or 1.5%, from December 31, 2012 to December 31, 2013.

The increase in 1-4 family residential loans is due to the low interest rate environment, our competitive pricing for this type of loan and increased activity in the Dallas-Fort Worth market. The increase in our construction loans and other real estate loans is due to an increased activity in the Austin and Dallas-Fort Worth markets.  The increase in loans to individuals reflects an increase in SFG loans purchased.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic communities we serve, which assists in mitigating this concentration.

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

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2013, was approximately $78.2 million.  Our largest loan relationship at December 31, 2013 was approximately $24.3 million.

The average yield on loans for the year ended December 31, 2013, decreased to 5.92% from 6.23% for the year ended December 31, 2012.  This decrease was reflective of the overall lower interest rate environment during 2013 and the lower rates associated with the new loans added and repriced during 2013.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2013	2012	2011	2010	2009
Real Estate Loans:
Construction	$125,219	$113,744	$111,361	$115,094	$105,268
1-4 Family Residential	390,499	368,845	247,479	219,031	217,677
Other	262,536	236,760	206,519	200,723	212,731
Commercial Loans	157,655	160,058	143,552	148,761	159,529
Municipal Loans	245,550	220,947	207,261	196,594	150,111
Loans to Individuals	169,814	162,623	171,058	197,717	188,260
Total Loans	$1,351,273	$1,262,977	$1,087,230	$1,077,920	$1,033,576

For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2013, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $778.3 million in real estate loans, $390.5 million, or 50.2%, represent loans collateralized by residential dwellings that are primarily owner-occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, private label MBS and the lending markets generally. From 2008 and continuing into 2011, our markets did experience a slight slowdown as a result of the real estate led downturn across the country. During 2012 and 2013, our markets have stabilized and in some cases strengthened. A more severe decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other real estate consists of $256.0 million of commercial real estate loans, $2.5 million of loans secured by multi-family properties and $4.0 million of loans secured by farm land.  The Commercial Real Estate portion of Other is discussed in more detail below.

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

We also make home equity loans, which are included as part of the 1-4 family residential mortgage loans, and at December 31, 2013, these loans totaled $80.8 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.

Construction Loans

Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans are directed toward properties that will be owner-occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  During 2010 our construction loans experienced slight additional stress due to the general downturn in market conditions associated with this type of lending.  During 2011, construction loans in our market areas stabilized and during 2012 and 2013 they have rebounded and strengthened in many of our market areas.

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

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2013 increased $24.6 million when compared to 2012.  At December 31, 2013, we had total loans to municipalities and school districts of $245.6 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of loans to individuals outstanding are collateralized by titled equipment, which are primarily vehicles, and automobile loans purchased by SFG.  At December 31, 2013, these types of loans accounted for approximately $142.7 million, or 84.1%, of total loans to individuals.

The total of SFG automobile loans included in loans to individuals at December 31, 2013 was $88.4 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration credit scores and estimated collateral values to determine the risk inherent in each pool. SFG purchased loans pools of approximately $73 million and $53 million, net of discount, during the years ended December 31, 2013 and 2012, respectively.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2013, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years
	(in thousands)
Real Estate Loans – Construction	$53,360	$45,440	$26,419
Commercial Loans	88,900	62,974	5,781
Municipal Loans	23,730	83,224	138,596
Total	$165,990	$191,638	$170,796

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$250,367
	Interest Rates are Floating or Adjustable	$112,067

(1) The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.  Nonaccrual loans totaling $2.5 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2013 and 2012, these loans totaled $5.5 million and $4.3 million, respectively.  These loans represented 2.1% and 1.7% of shareholders' equity as of December 31, 2013 and 2012, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses was $18.9 million at December 31, 2013, or 1.4% of loans, a decrease of $1.7 million, or 8.3%, compared to $20.6 million at December 31, 2012.  The decrease in the allowance for loan losses is due primarily to the increase in the credit of quality of the loans and to a lesser extent, a decrease in nonperforming assets.  The increase in loans during 2013 occurred primarily in 1-4 family residential, other real estate, and municipal loans which require smaller allowance for loan loss accruals.

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

Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.

SFG loans, included in loans to individuals, experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increase the risk of collateral deterioration and, accordingly, reserves are increased to recognize this risk.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes detailed in the table below.

As of December 31, 2013, our review of the loan portfolio indicated that a loan loss allowance of $18.9 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2013	2012	2011	2010	2009
Average Net Loans Outstanding	$1,296,440	$1,180,095	$1,054,882	$1,031,858	$1,021,770
Balance of Allowance for Loan Losses at Beginning of Period	$20,585	$18,540	$20,711	$19,896	$16,112
Loan Charge-Offs:
Real Estate-Construction	—	(41)	(46)	(873)	(932)
Real Estate-1-4 Family Residential	(319)	(239)	(675)	(288)	(267)
Real Estate-Other	(67)	(159)	(271)	(577)	(322)
Commercial Loans	(512)	(402)	(1,254)	(2,603)	(2,037)
Loans to Individuals	(12,676)	(10,188)	(10,231)	(12,072)	(9,589)
Total Loan Charge-Offs	(13,574)	(11,029)	(12,477)	(16,413)	(13,147)
Recovery of Loans Previously Charged-off:
Real Estate-Construction	77	121	61	165	2
Real Estate-1-4 Family Residential	91	172	98	13	5
Real Estate-Other	339	6	275	—	—
Commercial Loans	233	312	449	854	104
Loans to Individuals	2,247	1,727	1,927	2,459	1,727
Total Recovery of Loans Previously Charged-Off	2,987	2,338	2,810	3,491	1,838
Net Loan Charge-Offs	(10,587)	(8,691)	(9,667)	(12,922)	(11,309)
Provision for Loan Losses	8,879	10,736	7,496	13,737	15,093
Balance of Allowance for Loan Losses at End of Period	$18,877	$20,585	$18,540	$20,711	$19,896
Reserve for Unfunded Loan Commitments at Beginning of Period	$5	$26	$30	$5	$7
Provision for Losses on Unfunded Loan Commitments	308	(21)	(4)	25	(2)
Reserve for Unfunded Loan Commitments at End of Period	$313	$5	$26	$30	$5
Net Charge-Offs to Average Net Loans Outstanding	0.82%	0.74%	0.92%	1.25%	1.11%
Allowance for Loan Losses to Nonaccruing Loans	233.40	199.58	180.02	142.60	106.80
Allowance for Loan Losses to Nonperforming Assets	138.74	139.87	140.58	116.95	84.83
Allowance for Loan Losses to Total Loans	1.40	1.63	1.71	1.92	1.92

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate
Construction	$2,142	9.3%	$2,355	9.0%	$2,620	10.2%	$2,585	10.7%	$3,080	10.2%
1-4 Family Residential	3,277	28.9%	3,545	29.2%	1,957	22.8%	1,988	20.3%	1,460	21.1%
Other	2,572	19.4%	2,290	18.7%	3,051	19.0%	3,354	18.6%	3,175	20.6%
Commercial Loans	1,970	11.7%	3,158	12.7%	2,877	13.2%	3,746	13.8%	3,184	15.4%
Municipal Loans	668	18.2%	633	17.5%	619	19.1%	607	18.3%	400	14.5%
Loans to Individuals	8,248	12.5%	7,373	12.9%	6,244	15.7%	7,978	18.3%	7,321	18.2%
Unallocated	—	0.0%	1,231	0.0%	1,172	0.0%	453	0.0%	1,276	0.0%
Ending Balance	$18,877	100.0%	$20,585	100.0%	$18,540	100.0%	$20,711	100.0%	$19,896	100.0%

See "Consolidated Financial Statements - Note 5 –  Loans and Allowance for Probable Loan Losses."

NONPERFORMING ASSETS

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at December 31, 2013 were $13.6 million representing an decrease of $1.1 million, or 7.5%, from $14.7 million at December 31, 2012.  From December 31, 2012 to December 31, 2013, nonaccrual loans decreased $2.2 million, or 21.6%, to $8.1 million.  Of this total, 17.7% are residential real estate loans, 7.5% are commercial real estate loans, 13.1% are commercial loans, 43.5% are loans to individuals, primarily SFG automobile loans, and 18.2% are construction loans.  OREO increased $40,000, or 5.8%, to $726,000 from December 31, 2012 to December 31, 2013.  We are actively marketing all properties and none are being held for investment purposes.  Accruing loans past due more than 90 days decreased $12,000, or 80.0% to $3,000 at December 31, 2013 from $15,000 at December 31, 2012.  Restructured loans increased $890,000, or 29.7%, to $3.9 million.  Repossessed assets increased $197,000, or 28.0%, to $901,000 at December 31, 2013 from $704,000 at December 31, 2012. Included in total nonperforming assets are $5.3 million loans classified as troubled debt restructurings at December 31, 2013 and $4.1 million at December 31, 2012.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS Years Ended December 31,
	2013	2012	2011	2010	2009
Accruing Loans Past Due More Than 90 Days:
Real Estate	$—	$—	$—	$—	$289
Loans to Individuals	3	15	5	7	34
Commercial	—	—	—	—	—
	3	15	5	7	323
Loans on Nonaccrual:
Real Estate	3,506	5,774	7,037	8,511	8,930
Loans to Individuals	3,520	2,728	1,909	4,214	7,461
Commercial	1,062	1,812	1,353	1,799	2,238
	8,088	10,314	10,299	14,524	18,629
Restructured Loans:
Real Estate	2,399	2,135	762	36	87
Loans to Individuals	423	632	1,206	2,243	1,831
Commercial	307	231	141	41	54
Municipal	759	—	—	—	—
	3,888	2,998	2,109	2,320	1,972

Total Nonperforming Loans	11,979	13,327	12,413	16,851	20,924
Other Real Estate Owned	726	686	453	220	1,875
Repossessed Assets	901	704	322	638	654
Total Nonperforming Assets	$13,606	$14,717	$13,188	$17,709	$23,453
Nonperforming Assets to Total Assets	0.39%	0.45%	0.40%	0.59%	0.78%
Nonperforming Assets to Total Loans	1.01	1.17	1.21	1.64	2.27
Nonaccrual Loans to Total Loans	0.60	0.82	0.95	1.35	1.80
Loans 90 Days Past Due to Total Loans	—	—	—	—	0.03

Nonperforming assets at December 31, 2013, as a percentage of total assets decreased to 0.39% from the previous year and as a percentage of loans decreased to 1.01%. Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2013, in the opinion of management, we had $214,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The restructured loans to individuals referred to in the preceding table are primarily SFG loans which have had payment extensions or whose maturity has extended due to late payments on the contract.  These loans continue to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

	December 31, 2013
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$5,874	$337	$5,537
Commercial Loans	1,369	240	1,129
Municipal Loans	759	15	744
Loans to Individuals	3,943	1,950	1,993
Total	$11,945	$2,542	$9,403

	December 31, 2012
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$7,877	$665	$7,212
Commercial Loans	2,043	630	1,413
Loans to Individuals	3,360	1,428	1,932
Total	$13,280	$2,723	$10,557

At December 31, 2013, there were no impaired loans included above without a valuation allowance. The balance of impaired loans included above without a valuation allowance was approximately $1,000 at December 31, 2012.

For the years ended December 31, 2013 and 2012, the average recorded investment in impaired loans was approximately $12.0 million and $13.2 million, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $642,000, $572,000 and $943,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.3 million for both years ended December 31, 2013 and 2012, and $1.8 million for the year ended December 31, 2011.

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

Premiums are amortized and discounts are accreted to maturity, or in the case of MBS, over the estimated life of the security, using the level yield interest method.  Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2013, the securities portfolio as a percentage of total assets was 54.6% and was larger than loans, which were 39.2% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of investment securities and MBS at December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
Available for Sale:	2013	2012	2011
Investment Securities:
U.S. Government Agency Debentures	$10,129	$60,863	$—
State and Political Subdivisions	314,074	545,688	282,457
Other Stocks and Bonds	13,226	11,156	499
Mortgage-backed Securities: (1)
Residential	772,085	806,360	716,126
Commercial	68,173	—	—
Total	$1,177,687	$1,424,067	$999,082

	December 31,
Securities Carried at Fair Value through Income:	2013	2012	2011
Mortgage-backed Securities: (1)
Residential	$—	$—	$647,759
Total	$—	$—	$647,759

	December 31,
Held to Maturity:	2013	2012	2011
Investment Securities:
State and Political Subdivisions	$391,552	$1,009	$1,010
Other Stocks and Bonds	—	—	486
Mortgage-backed Securities: (1)
Residential	74,030	245,538	365,631
Commercial	201,539	—	—
Total	$667,121	$246,547	$367,127

  (1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs and Collateralized Mortgage Obligation (“CMOs”) and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2013, all of our MBS were collateralized by U.S. Government agencies or GSEs.

MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

Our MBS include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs.  CMOs and REMICs (collectively CMOs) were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities which are insured or guaranteed by Fannie Mae, Freddie Mac or GNMA.  In contrast to pass-through MBS, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

Like most fixed income securities, MBS are subject to interest rate risk.  However, unlike most fixed income securities, the mortgage loans underlying a mortgage-backed security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to MBS) than is the case with noncallable fixed income securities.  Most of our MBS were purchased at a premium.  As these MBS prepay at a faster rate our yield on these securities will decrease. Conversely, as prepayments slow the yield on these MBS will increase.

Debt securities purchased at a significant premium that contain an embedded derivative where the embedded derivative is not readily identifiable and measurable and as such cannot be bifurcated, are classified as securities carried at fair value through income.  As such, MBS purchased at a significant premium, which we describe as any mortgage-backed security purchase at a price in excess of 111.111%, are classified as securities carried at fair value through income unless they are in a trading account.  At December 31, 2013 and 2012, we had no securities carried at fair value through income. During 2012, we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  During 2013, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile MBS and replaced them with primarily shorter duration municipal securities.  The sale of these securities resulted in a gain on the sale of available for sale securities of $8.5 million.  There can be no assurance that the level of security gains reported during the year ended December 31, 2013, will continue in future periods.

The combined investment securities, MBS, and FHLB stock and other investments portfolio increased to $1.88 billion at December 31, 2013, compared to $1.70 billion at December 31, 2012, an increase of $180.4 million, or 10.6%.  This is primarily a result of a $158.9 million, or 29.1%, increase in our ownership of securities issued by state and political subdivisions and an increase in MBS of $63.9 million, or 6.1%, during 2013 when compared to 2012.

During 2013, the interest rate yield curve gradually became steeper during the second half of the year while at the same time credit and volatility spreads continued to tighten. We used this environment to reposition a portion of the securities portfolio. The increase in MBS during 2013 was because as long-term interest rates began to increase during May 2013, we began to purchase certain lower dollar MBS with limited extension risk that would perform favorably if prepayments slowed. As interest rates continued to increase prepayments on MBS continued to slow providing additional purchase MBS opportunities during the later half of 2013.  We also increased our tax-free municipal security portfolio during 2013. All of our municipal security purchases were Texas credits. As we increased the municipal portfolio we purchased higher coupon municipal securities and we sold many of our lower coupon longer duration municipal securities to lower the overall duration of this portfolio and increase the overall coupon.

The combined fair value of the AFS and HTM securities portfolio at December 31, 2013 was $1.83 billion, which represented a net unrealized loss as of that date of $31.2 million.  The net unrealized loss was comprised of $30.9 million in unrealized gains and $62.1 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2013 was $1.18 billion, which represented a net unrealized loss as of that date of $1.1 million.  The net unrealized loss was comprised of $19.9 million of unrealized gains and $20.9 million of unrealized losses.  The $20.9 million of unrealized losses is primarily resulting from our investment securities issued by state and political subdivisions. Net unrealized gains and losses on securities transferred to HTM from AFS are included as a component of shareholder's equity on the consolidated balance sheet. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

During the second quarter of 2013, the Company transferred CMBS with a fair value of $57.9 million and state and political subdivision securities with a fair value of $232.2 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $3.2 million ($2.1 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. During the third quarter of 2013, the Company transferred additional CMBS with a fair value of $72.9 million and state and political subdivision securities with a fair value of $89.8 million from AFS to HTM. The net unrealized loss on the securities transferred from AFS to HTM in the third quarter was $15.2 million ($9.8 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. There were no securities transferred from AFS to HTM during 2012 or 2011.  There were no sales from the HTM portfolio during the years ended December 31, 2013, 2012 or 2011.  There were $667.1 million and $246.5 million of securities classified as HTM at December 31, 2013 and 2012, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2013 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Government Agency Debentures	$—	—	$—	—	$10,129	2.32%	$—	—
State and Political Subdivisions	1,252	5.52%	10,313	5.50%	19,156	5.38%	283,353	5.78%
Other Stocks and Bonds	—	—	10,233	1.66%	2,993	1.25%	—	—
Mortgage-backed Securities:
Residential	29	3.52%	5,933	3.07%	54,164	2.84%	711,959	2.41%
Commercial	—	—	10,798	1.74%	57,375	2.39%	—	—
Total	$1,281	5.47%	$37,277	2.97%	$143,817	2.93%	$995,312	3.37%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$—	—	$330	1.90%	$13,153	3.91%	$378,069	5.56%
Mortgage-backed Securities:
Residential	1,354	1.24%	3,610	4.34%	32,536	3.23%	36,530	4.37%
Commercial	—	—	—	—	195,738	2.85%	5,801	3.00%
Total	$1,354	1.24%	$3,940	4.14%	$241,427	2.96%	$420,400	5.42%

At December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds.  The increase of $175.9 million, or 7.5%, in total deposits during 2013 contributed to the increase in the securities portfolio. Deposits increased during 2013 primarily due to an increase in public funds and to a lesser extent branch expansion and increased market penetration.  During 2013, our public fund deposits increased $149.4 million to $862.8 million at December 31, 2013 from $713.4 million at December 31, 2012.  At December 31, 2013, brokered CDs reflected an increase of approximately $34.9 million when compared to December 31, 2012. Deposits, net of brokered deposits, at December 31, 2013, increased $141.0 million, or 6.0%, when compared to December 31, 2012.  Time deposits, including brokered CDs increased a total of $14.6 million, or 2.3%, during 2013 when compared to 2012.  Noninterest bearing demand deposits decreased $65.2 million, or 11.0%, during 2013.  Interest bearing demand deposits increased $220.5 million, or 21.9%, and saving deposits increased $6.0 million, or 5.8%, during 2013.  The latter three categories, which are considered the lowest cost deposits, comprised 73.9% of total deposits at December 31, 2013 compared to 72.6% at December 31, 2012.

The following table sets forth deposits by category at December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Noninterest Bearing Demand Deposits	$529,897	$595,093	$505,594
Interest Bearing Demand Deposits	1,228,841	1,008,348	842,970
Savings Deposits	109,873	103,839	91,203
Time Deposits	659,197	644,617	881,904
Total Deposits	$2,527,808	$2,351,897	$2,321,671

During the year ended December 31, 2013, total time deposits of $100,000 or more decreased $5.1 million, or 1.1%, to $476.6 million from $481.7 million at December 31, 2012.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total
Three months or less	$63,279	$25,000	$88,279	$95,548	$28,000	$123,548
Over three to six months	71,399	19,500	90,899	53,279	21,000	74,279
Over six to twelve months	151,773	7,000	158,773	106,818	7,000	113,818
Over twelve months	138,631	—	138,631	170,065	—	170,065
Total	$425,082	$51,500	$476,582	$425,710	$56,000	$481,710

At December 31, 2013, we had $54.4 million in brokered CDs that represented 2.2% of our deposits.  Our brokered CDs at December 31, 2013 have maturities of less than seven years and are reflected in the CDs under $100,000 category.  At December 31, 2012, we had $19.5 million in brokered CDs and at December 31, 2011, we had $163.8 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, decreased $77.9 million, or 51.2%, during 2013 when compared to 2012.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal funds purchased and repurchase agreements
Balance at end of period	$859	$984	$2,945
Average amount outstanding during the period (1)	861	1,770	3,137
Maximum amount outstanding during the period (2)	859	2,704	3,291
Weighted average interest rate during the period (3)	0.4%	1.4%	2.7%
Interest rate at end of period	0.4%	0.4%	2.6%

FHLB advances
Balance at end of period	$73,445	$150,985	$361,811
Average amount outstanding during the period (1)	196,426	282,741	292,242
Maximum amount outstanding during the period (2)	310,070	440,246	466,316
Weighted average interest rate during the period (3)	0.9%	2.2%	2.2%
Interest rate at end of period	0.2%	3.7%	1.6%

Other obligations
Balance at end of period	$—	$219	$219
Average amount outstanding during the period (1)	219	219	2,581
Maximum amount outstanding during the period (2)	219	219	2,963
Weighted average interest rate during the period (3)	7.6%	8.0%	0.7%
Interest rate at end of period	—	8.0%	8.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
FHLB Advances (1)
Varying maturities to 2028	$499,349	$369,097

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$559,660	$429,408

(1)	At December 31, 2013, the weighted average cost of these advances was 1.4%.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1866% through March 30, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.53585% through January 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.49285% through March 16, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0376% through February 23, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances increased $130.3 million, or 35.3%, during 2013 to $499.3 million when compared to $369.1 million in 2012.  The increase was the result of an increase in long-term FHLB advances purchased during 2013 which more than offset the advances classified as long-term at December 31, 2012 rolling into the short-term FHLB advance category.

During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the year ended December 31, 2012, $150.0 million par of long-term advance commitments expired unexercised.  During the first quarter of 2013, the remaining $50 million par of long-term advance commitments expired unexercised.  As the final $50.0 million of the $200 million par in long-term advance commitments from the FHLB expired, we took out long-term advances at rates below the advance commitment rates that expired. In order to obtain these commitments from the FHLB, we paid fees of $10.95 million. During 2011, the value of the FHLB advance option fees became impaired. During 2012, the FHLB advance option fees were fully impaired and completely written down. For the year ended December 31, 2013, no impairment charges were recorded in our income statement. For the years ended December 31, 2012 and 2011, we recorded impairment charges of $2.0 million and $8.9 million, respectively, in our income statement. At December 31, 2013 and 2012, there was no remaining carrying value recorded in our balance sheet.

Long-term debt was $60.3 million at December 31, 2013 and 2012. Long-term debt consists of $56.7 million of our junior subordinated debentures issued in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV, V and $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2013 of $259.5 million increased 0.7%, or $1.8 million, from December 31, 2012 and represented 7.5% of total assets at December 31, 2013 compared to 8.0% at December 31, 2012.

The increase in shareholders' equity at December 31, 2013 was the result of $41.2 million of net income for 2013 and the issuance of $1.4 million in common stock (57,675 shares) through our dividend reinvestment plan, which was partially offset by a decrease of $24.0 million in accumulated other comprehensive income, $16.1 million in cash dividends paid and the repurchase of $1.9 million of common stock. The decrease in accumulated other comprehensive income is composed of a decrease of $38.0 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 3 – Accumulated Other Comprehensive (Loss) Income”) and an increase of $14.0 million, net of tax, related to the change in the funded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2013, that we meet all capital adequacy requirements to which we are subject.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

(1)        Refers to quarterly average assets as calculated by bank regulatory agencies.

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework will change as a result of the Dodd-Frank Act and as a result of a separate international regulatory capital initiative known as “Basel III.”

The table below summarizes our key equity ratios for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Return on Average Assets	1.22%	1.05%	1.25%
Return on Average Shareholders' Equity	16.50%	12.83%	16.20%
Dividend Payout Ratio – Basic	39.57%	58.12%	41.67%
Dividend Payout Ratio – Diluted	39.57%	58.12%	41.67%
Average Shareholders' Equity to Average Total Assets	7.39%	8.17%	7.69%

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2013, these investments were 14.1% of total assets, as compared with 18.6% for December 31, 2012, and 19.0% for December 31, 2011.  The decrease to 14.1% at December 31, 2013 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB -The Independent Bankers Bank, respectively.  There were no federal funds purchased at December 31, 2013.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit. At December 31, 2013, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $405.4 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

We had outstanding unused commitments to extend credit of $156.2 million and $132.8 million at December 31, 2013 and 2012, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2013 and 2012 were $13.8 million and $13.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.9 million and $5.6 million at December 31, 2013 and 2012, respectively.

The scheduled maturities of unused commitments as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Unused commitments:
Due in one year or less	$110,210	$84,756
Due after one year	46,032	48,061
Total	$156,242	$132,817

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Long-term debt, including current maturities (1)	$—	$—	$—	$60,311	$60,311
FHLB advances (2)	74,473	107,537	305,722	85,062	572,794
Operating leases (3)	1,525	2,409	1,113	118	5,165
Deferred compensation agreements (4)	553	1,174	628	4,704	7,059
Time deposits (5)	436,498	149,339	58,814	14,546	659,197
Securities purchased not paid for	973	—	—	—	973
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	$514,022	$260,459	$366,277	$164,741	$1,305,499

(1)  The total balance of long-term debt was $60.3 million at December 31, 2013.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.1866% through March 30, 2014.

•
Floating rate debt of $23.2 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 130 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 1.53585% through January 29, 2014.

•
Floating rate debt of $12.9 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 225 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.49285% through March 16, 2014.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis. The rate of interest associated with this debt is 2.0376% through February 23, 2014.

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2014 through 2028, with interest rates ranging from 0.5% to 7.6% with a total balance of $572.8 million at December 31, 2013.

(3)  We had various operating leases for our office machines that total $439,000 and expire on or before the end of 2018.  In addition, we have operating leases totaling $4.7 million on our retail branch locations and loan production offices which have future commitments of up to seven years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $7.1 million.  Payments from the agreements are to commence at the time of retirement or death.  As of December 31, 2013, $1.4 million in payments had been made from such agreements.  Of the 18 officers included in the agreements, payments have commenced to four executives and/or their beneficiaries. In addition, one active officer was eligible for retirement at December 31, 2013.  Five officers become eligible in the years 2014 through 2018.  The remaining eight officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the eligible officer at December 31, 2013 and the retirement of the eligible officers in years 2014 through 2018.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had $54.4 million of brokered CDs at December 31, 2013 with maturity dates ranging from 2014 through 2020 and coupons ranging from 0.05% to 2.6%.

We do not expect to make a contribution to our defined benefit plan during 2014.  We do expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 5.86% and 8.42%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.69% and 4.15%, respectively, relative to the base case over the next 12 months.  As of December 31, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances on net interest income of 0.79% and 0.08%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.77% and 3.92%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of December 31, 2013 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, management has identified the following material weakness in internal control over financial reporting as of December 31, 2013:

•
We did not adequately design interest income recognition controls for municipal securities purchased at a premium. As a result, we did not properly amortize the premium to the maturity of the security, but instead we amortized the premium to the earliest call date. The control deficiency resulted in an interest income recognition error for individual callable municipal securities purchased at a premium that required specific accounting in accordance with generally accepted accounting principles. The error resulted in the restatement of the Company's quarterly financial information as of and for the quarters and year to date periods ended March 31, June 30, and September 30, 2013. Management has concluded that the identified control deficiency constitutes a material weakness.

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
Changes in Internal Control Over Financial Reporting
Since December 31, 2013, we have begun the implementation of the remedial actions described above. However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Southside Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s interest income recognition for municipal securities purchased at a premium. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Southside Bancshares, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 14, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Southside Bancshares, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

•	Consolidated Balance Sheets as of December 31, 2013 and 2012.

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Cash Flow for the years ended December 31, 2013, 2012 and 2011.

•	Notes to Consolidated Financial Statements.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	March 14, 2014	BY:	/s/ SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE:	March 14, 2014	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	March 14, 2014	BY:	/s/ JULIE N. SHAMBURGER
Julie N. Shamburger, CPA, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B.G. HARTLEY
	(B. G. Hartley)	Chairman of the Board	March 14, 2014
and Director

/s/	SAM DAWSON
	(Sam Dawson)	Chief Executive Officer	March 14, 2014
and Director

/s/	LAWRENCE ANDERSON
	(Lawrence Anderson)	Director	March 14, 2014

/s/	HERBERT C. BUIE
	(Herbert C. Buie)	Director	March 14, 2014

/s/	ALTON CADE
	(Alton Cade)	Director	March 14, 2014

/s/	PIERRE DE WET
	(Pierre de Wet)	Director	March 14, 2014

/s/	BOB GARRETT
	(Bob Garrett)	Director	March 14, 2014

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 14, 2014

/s/	JOE NORTON
	(Joe Norton)	Director	March 14, 2014

/s/	PAUL W. POWELL
	(Paul W. Powell)	Director	March 14, 2014

	(William Sheehy)	Director	March 14, 2014

	(Preston Smith)	Director	March 14, 2014

/s/	DON THEDFORD
	(Don Thedford)	Director	March 14, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements of Southside Bancshares, Inc. and subsidiaries as of December 31, 2011 and for the year then ended were audited by other auditors. As described in Note 1, in 2013 Southside Bancshares, Inc.’s Board of Directors approved a stock dividend, and all references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2011 consolidated financial statements. Our procedures included (a) agreeing the authorization for the stock dividend to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share, and other applicable disclosures such as stock options. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southside Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.:

In our opinion, the accompanying consolidated statements of income, of comprehensive income, of changes in equity, and of cash flows for the year ended December 31, 2011, before the effects of the adjustments to retrospectively reflect the effect of stock dividends described in Note 1, present fairly, in all material respects, the results of operations and cash flows of Southside Bancshares, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America (the 2011 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the effect of stock dividends described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Dallas, TX
March 26, 2012

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2013	December 31, 2012

ASSETS

Cash and due from banks	$45,624	$47,312
Interest bearing deposits	8,807	103,318
Total cash and cash equivalents	54,431	150,630
Investment securities:
Available for sale, at estimated fair value	337,429	617,707
Held to maturity, at carrying value (estimated fair value of $377,383 and $1,137, respectively)	391,552	1,009
Mortgage-backed securities:
Available for sale, at estimated fair value	840,258	806,360
Held to maturity, at carrying value (estimated fair value of $271,836 and $254,261, respectively)	275,569	245,538
FHLB stock, at cost	34,065	27,889
Other investments, at cost	2,065	2,064
Loans held for sale	151	3,601
Loans:
Loans	1,351,273	1,262,977
Less: Allowance for loan losses	(18,877)	(20,585)
Net loans	1,332,396	1,242,392
Premises and equipment, net	52,060	50,075
Goodwill	22,034	22,034
Other intangible assets, net	178	324
Interest receivable	21,973	18,936
Deferred tax asset	18,415	4,120
Unsettled trades to sell securities	3,933	—
Other assets	59,154	44,724
TOTAL ASSETS	$3,445,663	$3,237,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$529,897	$595,093
Interest bearing	1,997,911	1,756,804
Total deposits	2,527,808	2,351,897
Short-term obligations:
Federal funds purchased and repurchase agreements	859	984
FHLB advances	73,445	150,985
Other obligations	—	219
Total short-term obligations	74,304	152,188
Long-term obligations:
FHLB advances	499,349	369,097
Long-term debt	60,311	60,311
Total long-term obligations	559,660	429,408
Unsettled trades to purchase securities	973	10,047
Other liabilities	23,400	36,100
TOTAL LIABILITIES	3,186,145	2,979,640

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 16)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 20,386,221 shares issued in 2013 and 19,446,187 shares issued in 2012)	25,483	24,308
Paid-in capital	214,091	195,602
Retained earnings	78,673	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(21,037)	2,938
TOTAL SHAREHOLDERS' EQUITY	259,518	257,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,445,663	$3,237,403
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income
Loans	$72,910	$69,462	$66,736
Investment securities – taxable	799	519	64
Investment securities – tax-exempt	25,483	13,644	12,520
Mortgage-backed securities	20,085	32,118	51,467
FHLB stock and other investments	182	240	233
Other interest earning assets	143	37	18
Total interest income	119,602	116,020	131,038
Interest expense
Deposits	8,179	10,841	15,647
Short-term obligations	1,875	6,340	6,577
Long-term obligations	7,914	9,714	13,407
Total interest expense	17,968	26,895	35,631
Net interest income	101,634	89,125	95,407
Provision for loan losses	8,879	10,736	7,496
Net interest income after provision for loan losses	92,755	78,389	87,911
Noninterest income
Deposit services	15,560	15,433	15,943
Gain on sale of securities available for sale	8,472	17,966	11,795
(Loss) gain on sale of securities carried at fair value through income	—	(498)	937

Total other-than-temporary impairment losses	(52)	(21)	—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	10	(160)	—
Net impairment losses recognized in earnings	(42)	(181)	—

Fair value gains – securities	—	—	6,693
FHLB advance option impairment charges	—	(2,031)	(8,923)
Gain on sale of loans	770	1,119	1,230
Trust income	3,024	2,794	2,610
Bank owned life insurance income	3,122	1,110	1,087
Other	4,339	4,309	3,950
Total noninterest income	35,245	40,021	35,322
Noninterest expense
Salaries and employee benefits	52,054	48,084	45,421
Occupancy expense	7,539	7,498	7,205
Advertising, travel & entertainment	2,642	2,463	2,414
ATM and debit card expense	1,328	1,063	987
Director fees	1,212	1,213	914
Professional fees	2,782	2,928	2,718
Telephone and communications	1,529	1,665	1,325
FDIC insurance	1,713	1,744	1,817
FHLB prepayment fees	1,048	—	—
Other	9,866	9,449	9,547
Total noninterest expense	81,713	76,107	72,348
Income before income tax expense	46,287	42,303	50,885
Provision for income tax expense	5,097	7,608	10,394
Net income	41,190	34,695	40,491
Less: Net income attributable to the noncontrolling interest	—	—	(1,358)
Net income attributable to Southside Bancshares, Inc.	$41,190	$34,695	$39,133

Earnings per common share – basic	$2.30	$1.91	$2.16
Earnings per common share – diluted	$2.30	$1.91	$2.16
Dividends paid per common share	$0.91	$1.11	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years ended December 31,
	2013	2012	2011
Net income	$41,190	$34,695	$40,491
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities during the period	(50,518)	7,859	52,506
Change in net unrealized loss on securities transferred to held to maturity	471	—	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	(10)	181	—
Reclassification adjustment for gain on sale of available for sale securities, included in net income	(8,472)	(17,966)	(11,795)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	42	181	—
Amortization of net actuarial loss, included in net periodic benefit cost	2,787	2,022	1,466
Amortization of prior service credit, included in net periodic benefit cost	(43)	(43)	(44)
Prior service cost adjustment due to plan amendments	(357)	—	—
Change in net actuarial gain (loss)	19,215	(10,362)	(9,804)
Other comprehensive (loss) income, before tax	(36,885)	(18,128)	32,329
Income tax benefit (expense) related to other items of comprehensive income	12,910	6,345	(11,315)
Other comprehensive (loss) income, net of tax	(23,975)	(11,783)	21,014
Comprehensive income	$17,215	$22,912	$61,505

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

					Accu-
					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity
Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Net Income			39,133			1,358	40,491
Other comprehensive income					21,014		21,014
Issuance of common stock (71,925 shares)	90	1,391					1,481
Stock compensation expense		261					261
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Purchase of noncontrolling interest		(2,754)				(1,996)	(4,750)
Cash dividends paid on common stock ($0.90 per share)			(14,671)				(14,671)
Stock dividend declared	981	15,014	(15,995)				—
Balance at December 31, 2011	23,146	176,791	72,646	(28,377)	14,721	—	258,927
Net Income			34,695				34,695
Other comprehensive loss					(11,783)		(11,783)
Issuance of common stock (94,134 shares)	118	1,756					1,874
Purchase of common stock (355,500 shares)				(7,416)			(7,416)
Stock compensation expense		511					511
Tax benefits related to stock awards		44					44
Net issuance of common stock under employee stock plans	10	75	(90)				(5)
Cash dividends paid on common stock ($1.11 per share)			(19,084)				(19,084)
Stock dividend declared	1,034	16,425	(17,459)				—
Balance at December 31, 2012	24,308	195,602	70,708	(35,793)	2,938	—	257,763
Net Income			41,190				41,190
Other comprehensive loss					(23,975)		(23,975)
Issuance of common stock (57,675 shares)	72	1,324					1,396
Purchase of common stock (90,300 shares)				(1,899)			(1,899)
Stock compensation expense		911					911
Tax benefits related to stock awards		65					65
Net issuance of common stock under employee stock plans	38	194	(77)				155
Cash dividends paid on common stock ($0.91 per share)			(16,088)				(16,088)
Stock dividend declared	1,065	15,995	(17,060)				—
Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$—	$259,518

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$41,190	$34,695	$40,491
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,669	3,606	3,365
Amortization of premium	29,566	45,926	37,117
Accretion of discount and loan fees	(5,676)	(4,746)	(4,336)
Provision for loan losses	8,879	10,736	7,496
Stock compensation expense	911	511	261
Deferred tax benefit	(1,386)	(1,233)	(1,254)
Excess tax benefits from stock-based compensation	(65)	(11)	—
Loss (gain) on sale of securities carried at fair value through income	—	498	(937)
Gain on sale of securities available for sale	(8,472)	(17,966)	(11,795)
Net other-than-temporary impairment losses	42	181	—
Fair value gain – securities	—	—	(6,693)
FHLB advance option impairment charges	—	2,031	8,923
Loss (gain) on sale of assets	8	(1)	(4)
Loss on retirement of assets	—	—	90
Impairment on other real estate owned	100	28	264
Gain on sale of other real estate owned	(59)	(19)	(298)
Net change in:
Interest receivable	(3,037)	490	(1,393)
Other assets	(9,352)	(271)	(2,254)
Interest payable	(444)	(886)	(888)
Other liabilities	182	(3,952)	2,396
Loans held for sale	3,450	(49)	3,031
Net cash provided by operating activities	59,506	69,568	73,582

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(140,861)	—	(11,875)
Maturities, calls and principal repayments	168,673	113,086	46,396
Securities available for sale:
Purchases	(1,499,307)	(1,807,157)	(629,911)
Sales	826,735	1,004,315	582,362
Maturities, calls and principal repayments	379,661	362,887	268,514
Securities carried at fair value through income:
Purchases	—	(57,606)	(868,937)
Sales	—	675,255	234,403
Maturities, calls and principal repayments	—	25,279	56,406
Proceeds from redemption of FHLB stock	5,819	18,572	18,236
Purchases of FHLB stock and other investments	(11,995)	(12,592)	(17,393)
Net increase in loans	(99,446)	(186,814)	(21,898)
Purchases of premises and equipment	(5,662)	(3,109)	(3,915)
Proceeds from sales of premises and equipment	—	24	13
Proceeds on bank owned life insurance	4,165	—	—
Proceeds from sales of other real estate owned	480	567	1,431
Proceeds from sales of repossessed assets	3,935	4,453	4,820
Net cash (used in) provided by investing activities	(367,803)	137,160	(341,348)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$161,331	$267,513	$150,439
Net increase (decrease) in certificates of deposit	14,551	(237,848)	40,842
Net decrease in federal funds purchased and repurchase agreements	(125)	(1,961)	(899)
Proceeds from FHLB advances	20,739,951	16,010,884	13,270,293
Repayment of FHLB advances	(20,687,239)	(16,113,337)	(13,210,331)
Net capital distributions to noncontrolling interest in consolidated entities	—	—	(475)
Purchase of noncontrolling interest	—	—	(4,750)
Excess tax benefits from stock-based awards	65	44	2
Net issuance of common stock under employee stock plan	155	(5)	—
Purchase of common stock	(1,899)	(7,416)	—
Proceeds from the issuance of common stock	1,396	1,874	1,481
Cash dividends paid	(16,088)	(19,084)	(14,671)
Net cash provided by (used in) financing activities	212,098	(99,336)	231,931

Net (decrease) increase in cash and cash equivalents	(96,199)	107,392	(35,835)
Cash and cash equivalents at beginning of period	150,630	43,238	79,073
Cash and cash equivalents at end of period	$54,431	$150,630	$43,238

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$18,412	$27,781	$36,519
Income taxes paid	$4,000	$11,200	$9,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$5,793	$5,659	$6,232
Transfer of available for sale securities to held to maturity securities	$452,884	$—	$—
Adjustment to pension liability	$(21,602)	$8,383	$8,382
5% stock dividend	$17,060	$17,459	$15,995
Unsettled trades to purchase securities	$(973)	$(10,047)	$(1,196)
Unsettled trades to sell securities	$3,933	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly-owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), and our nonbank subsidiaries, are summarized below.

Organization and Basis of Presentation.  The consolidated financial statements include the accounts of Southside Bancshares, Inc., Southside Bank, SFG Finance, LLC (formerly Southside Financial Group) and the nonbank subsidiaries.  On July 15, 2011, Southside Bank acquired the remaining 50% interest in SFG increasing our ownership to 100%.  The purchase price was $4.8 million and resulted in a decrease to shareholders’ equity of approximately $2.8 million and the elimination of the noncontrolling interest.  SFG is consolidated in our financial statements.  In addition, during the second quarter of 2011 Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc., began doing business as a broker-dealer.  Effective February 14, 2012, Southside Bank became a direct wholly-owned subsidiary of Southside Bancshares, Inc. as a result of the merger of Southside Delaware Financial Corporation with and into Southside Bancshares, Inc.

In early 2013, we made a decision to close Southside Securities, Inc. We completed the closure of Southside Securities, Inc. during the second quarter of 2013.

During the fourth quarter of 2012, we received regulatory approval to open a second branch in Austin, Texas which was opened during the second quarter of 2013.

On March 28, 2013 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, payable on May 9, 2013. On March 29, 2012 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2012, payable on May 9, 2012. All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends.

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

We are not required to maintain cash reserve balances with the Federal Reserve Bank.

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

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the funded status of defined benefit retirement plans and the noncredit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 3 - Accumulated Other Comprehensive (Loss) Income.”

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

Loans Held For Sale.  Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. All loan sales are sold servicing released.

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

Nonaccrual Loans.  A loan is placed on nonaccrual when principal or interest is contractually past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection.  In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectability of interest and principal is not expected.  When classified as nonaccrual, accrued interest receivable on the loan is reversed and the future accrual of interest is suspended.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.

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

Available for Sale (“AFS”).  Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value.  Fair value is determined using quoted market prices as of the close of business.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

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

Premiums are amortized and discounts are accreted to maturity, or in the case of mortgage-backed securities ("MBS"), over the estimated life of the security, using the level yield interest method. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method.

Securities with limited marketability, such as stock in the FHLB, are carried at cost and assessed for other-than-temporary impairment.

Premises and Equipment.  Bank premises and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed on a straight line basis over the estimated useful lives of the related assets.  Useful lives are estimated to be 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements.  Maintenance and repairs are charged to expense as incurred while major improvements and replacements are capitalized.

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

We measured our goodwill for impairment at December 31, 2013.  At December 31, 2013, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2013 and we had no cumulative goodwill impairment.

For the years ended December 31, 2013, 2012 and 2011, amortization expense related to our core deposit intangible was $146,000, $198,000, and $255,000, respectively.

Repurchase Agreements.  We sell certain securities under agreements to repurchase.  The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset account.  We determine the type of securities to pledge.  Generally we pledge U.S. agency MBS.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $1.3 million for the year ended December 31, 2013. For both years ended December 31, 2012 and 2011, advertising expense was $1.1 million.

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

Fair Value Option. We elect the fair value option for MBS purchased at a significant premium.

Defined Benefit Pension Plan.  Defined benefit pension plan costs are charged to retirement expense and included in “salaries and employee benefits” on the consolidated statements of income. Defined benefit pension obligations and the annual pension costs are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management. These assumptions include a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost and amortization of net actuarial gains or losses. Prior service costs include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions. Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost.

The plan obligations and related assets of our defined benefit pension plan are presented in “Note 11 – Employee Benefits” to our consolidated financial statements included in this report.

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

Correction of Error. During the preparation of the 2013 Form 10-K, we determined that in periods prior to December 31, 2013, we incorrectly accounted for the recognition of interest income on our municipal bonds purchased at a premium based on amortizing the premium to the earliest call date instead of amortizing the premium to maturity as prescribed pursuant to GAAP. These municipal bonds included in bonds classified as available for sale and held to maturity. As a result, we determined the municipal bonds purchased at a premium should be re-amortized to maturity.

We evaluated the effect of this error and concluded that it was immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2013. We recorded in the fourth quarter of 2013, the immaterial cumulative effect of the error relating to prior years, which increased net income by approximately $1.1 million for the year ended December 3l, 2013. See "Note 19-Quarterly Financial Information of Registrant."

Subsequent Events. Subsequent to December 31, 2013 and prior to the filing of our Form 10-K for the year ended December 31, 2013, we made a decision to sell and sold lower yielding or lower coupon AFS municipal securities with an estimated fair value of approximately $98 million, due to the significant tightening in municipal security spreads beginning in January 2014. The securities were sold at a slight net gain of approximately $18,000. The net gain on sale was comprised of approximately $2.9 million in realized gains and $2.9 million in realized losses.

Accounting Pronouncements:

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

In addition, we adopted an accounting standard on January 1, 2013, requiring entities to provide information about the significant amounts reclassified out of accumulated other comprehensive income by component. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. The adoption of this standard as disclosed in “Note 3 - Accumulated Other Comprehensive (Loss) Income,” did not have a significant impact on our consolidated financial statements.

In January 2014, the FASB issued Accounting Standard Update (ASU) 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure" to clarify when an entity is considered to have obtained physical possession of a residential real estate property collateralizing a consumer mortgage loan. Upon physical possession (from an in-substance possession or foreclosure) of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. ASU 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

2. EARNINGS PER SHARE

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic and Diluted Earnings:
Net Income – Southside Bancshares, Inc.	$41,190	$34,695	$39,133
Basic weighted-average shares outstanding:	17,872	18,193	18,137
Add: Stock options	38	12	9
Diluted weighted-average shares outstanding	17,910	18,205	18,146
Basic Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.30	$1.91	$2.16
Diluted Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.30	$1.91	$2.16

During the fourth quarter of 2013, our board of directors approved equity grants in the form of stock options and restricted stock units.  These equity grants were made pursuant to the shareholder-approved Southside Bancshares, Inc. 2009 Incentive Plan.

For the year ended December 31, 2013, there were approximately 4,000 antidilutive options. For both the years ended December 31, 2012, and 2011 there were approximately 14,000 antidilutive options.

3. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Year Ended December 31, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(50,810)	753	(357)	19,215	(31,199)
Reclassified from accumulated other comprehensive income	(9,431)	1,001	(43)	2,787	(5,686)
Income tax benefit (expense)	21,085	(614)	140	(7,701)	12,910
Net current-period other comprehensive (loss) income, net of tax	(39,156)	1,140	(260)	14,301	(23,975)
Ending balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)

	Year Ended December 31, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	7,549	491	—	(10,362)	(2,322)
Reclassified from accumulated other comprehensive income	(17,966)	181	(43)	2,022	(15,806)
Income tax benefit (expense)	3,646	(235)	15	2,919	6,345
Net current-period other comprehensive (loss) income, net of tax	(6,771)	437	(28)	(5,421)	(11,783)
Ending balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938

	Year Ended December 31, 2011
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$11,010	$(1,778)	$305	$(15,830)	$(6,293)
Other comprehensive income (loss):
Other comprehensive income before reclassifications	52,196	310	—	(9,804)	42,702
Reclassified from accumulated other comprehensive income	(11,795)	—	(44)	1,466	(10,373)
Income tax (expense) benefit	(14,140)	(109)	15	2,919	(11,315)
Net current-period other comprehensive income (loss), net of tax	26,261	201	(29)	(5,419)	21,014
Ending balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Year ended December 31,
	2013	2012	2011
Unrealized gains and losses on available for sale securities:
Realized gain on sale of securities (1)	$8,472	$17,966	$11,795
Impairment losses (2)	(42)	(181)	—
Total before tax	8,430	17,785	11,795
Tax expense	(2,951)	(6,225)	(4,128)
Net of tax	$5,479	$11,560	$7,667

Amortization of pension plan:
Net loss (3)	$(2,787)	$(2,022)	$(1,466)
Prior service credit (3)	43	43	44
Total before tax	(2,744)	(1,979)	(1,422)
Tax benefit	960	693	497
Net of tax	$(1,784)	$(1,286)	$(925)
Total reclassifications for the period, net of tax	$3,695	$10,274	$6,742

(1) Listed as Gain on sale of securities available for sale on the Statements of Income.
(2) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 11 - Employee Benefits.”

4. SECURITIES

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of December 31, 2013 and 2012, are reflected in the tables below (in thousands):

	December 31, 2013
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$11,612	$—	$1,483	$10,129			$10,129
State and Political Subdivisions	322,412	4,537	12,875	314,074			314,074
Other Stocks and Bonds (1)	13,074	159	7	13,226			13,226
Mortgage-backed Securities: (2)
Residential	760,418	14,940	3,273	772,085			772,085
Commercial	71,262	220	3,309	68,173			68,173
Total	$1,178,778	$19,856	$20,947	$1,177,687			$1,177,687

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$396,549	$5,925	$10,922	$391,552	$1,207	$15,376	$377,383
Mortgage-backed Securities: (2)
Residential	74,129	—	99	74,030	3,923	—	77,953
Commercial	208,667	—	7,128	201,539	—	7,656	193,883
Total	$679,345	$5,925	$18,149	$667,121	$5,130	$23,032	$649,219

	December 31, 2012
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$61,461	$—	$598	$60,863			$60,863
State and Political Subdivisions	515,116	30,888	316	545,688			545,688
Other Stocks and Bonds (1)	12,807	104	1,755	11,156			11,156
Mortgage-backed Securities: (2)
Residential	789,356	18,003	999	806,360			806,360
Total	$1,378,740	$48,995	$3,668	$1,424,067			$1,424,067

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$1,009	$—	$—	$1,009	$128	$—	$1,137
Mortgage-backed Securities: (2)
Residential	245,538	—	—	245,538	8,770	47	254,261
Total	$246,547	$—	$—	$246,547	$8,898	$47	$255,398

(1) As of December 31, 2012, other stocks and bonds gross unrealized losses recognized in OCI includes total other than temporary impairment charges of $1.8 million. There were no other than temporary impairment charges recognized in OCI as of December 31, 2013.
(2) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

During the second quarter of 2013, the Company transferred commercial mortgage-backed securities with a fair value of $57.9 million and state and political subdivision securities with a fair value of $232.2 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $3.2 million ($2.1 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. During the third quarter of 2013, the Company transferred additional commercial mortgage-backed securities with a fair value of $72.9 million and state and political subdivision securities with a fair value of $89.8 million from AFS to HTM. The net unrealized loss on the securities transferred from AFS to HTM in the third quarter was $15.2 million ($9.8 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during 2012 or 2011.

The following table represents the unrealized loss on securities for the years ended December 31, 2013 and 2012 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013:
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$—	$—	$10,129	$1,483	$10,129	$1,483
State and Political Subdivisions	191,117	11,757	18,408	1,118	209,525	12,875
Other Stocks and Bonds	2,992	7	—	—	2,992	7
Mortgage-backed Securities:
Residential	126,965	3,266	1,351	7	128,316	3,273
Commercial	65,406	3,309	—	—	65,406	3,309
Total	$386,480	$18,339	$29,888	$2,608	$416,368	$20,947

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$283,667	$15,311	$1,705	$65	$285,372	$15,376
Mortgage-backed Securities:
Residential	—	—	—	—	—	—
Commercial	193,883	7,656	—	—	193,883	7,656
Total	$477,550	$22,967	$1,705	$65	$479,255	$23,032

As of December 31, 2012:
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$60,863	$598	$—	$—	$60,863	$598
State and Political Subdivisions	49,548	316	—	—	49,548	316
Other Stocks and Bonds	4,856	1	990	1,754	5,846	1,755
Mortgage-backed Securities:
Residential	260,909	967	3,122	32	264,031	999
Total	$376,176	$1,882	$4,112	$1,786	$380,288	$3,668
HELD TO MATURITY
Mortgage-backed Securities:
Residential	$3,251	$47	$—	$—	$3,251	$47
Total	$3,251	$47	$—	$—	$3,251	$47

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than temporarily impaired is warranted.   In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.   The majority of the unrealized loss positions are comprised of U.S. Agency MBS and highly rated municipal securities where the unrealized loss is a direct result of the change in interest rates and spreads. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss in AOCI are not other-than-temporarily impaired at December 31, 2013.

When it is determined that a decline in fair value of HTM and AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income.  The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities and resulted in an other-than-temporary impairment recorded on these securities since 2009. On December 13, 2013, management decided to sell AFS Other Stocks and Bonds, with a $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”) as a result of new guidance effective in 2014 as listed in Section 419 of the Dodd-Frank Act (Volcker Rule). Those securities were structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  The sale of these securities resulted in a loss of approximately $959,000.  Until the final rules of the Volcker Rule were issued by the agencies on December 10, 2013 management did not intend to sell the securities and it is was not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at December 31, 2013.

Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we concluded that the other-than-temporary impairment, which captures the credit component, was $3.3 million at the time of sale while the non-credit charge to other comprehensive income was $1.6 million. The other-than-temporary impairment and the noncredit charge to other comprehensive income was estimated at $3.3 million and $1.8 million, respectively, at December 31, 2012. For the years ended December 31, 2013 and 2012, the additional write-down recognized in earnings was approximately $42,000 and $181,000 , respectively. There was no write-down recognized in earnings during 2011. The cash flow model assumptions represented management’s best estimate and considered a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.

The following table presents a roll forward of the credit losses recognized in earnings on AFS debt securities held at the end of each of the years presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$3,256	$3,075	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	42	181	—
Sales of credit impaired securities	(3,298)	—	—
Balance, end of period	$—	$3,256	$3,075

Interest income recognized on securities for the years presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. Treasury	$17	$—	$2
U.S. Government Agency Debentures	440	372	—
State and Political Subdivisions	25,620	13,697	12,548
Other Stocks and Bonds	205	94	34
Mortgage-backed Securities	20,085	32,118	51,467
Total interest income on securities	$46,367	$46,281	$64,051

Of the $8.5 million in net securities gains from the AFS portfolio for the year ended December 31, 2013, there were $14.9 million in realized gains and approximately $6.4 million in realized losses.  Of the $18.0 million in net securities gains from the AFS portfolio for the year ended December 31, 2012, there were $18.5 million in realized gains and approximately $572,000 in realized losses. Of the $11.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2011, there were $11.9 million in realized gains and $121,000 in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2013, 2012 or 2011.

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net (loss) gain on sales transactions	$—	$(498)	$937
Net mark-to-market gain	—	—	6,693
Net (loss) gain on securities carried at fair value through income	$—	$(498)	$7,630

The amortized cost, carrying value, and fair value of securities at December 31, 2013, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2013
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$1,252	$1,252
Due after one year through five years	20,025	20,546
Due after five years through ten years	32,998	32,278
Due after ten years	292,823	283,353
	347,098	337,429
Mortgage-backed securities	831,680	840,258
Total	$1,178,778	$1,177,687

	December 31, 2013
	Carrying Value	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$—	$—
Due after one year through five years	330	329
Due after five years through ten years	13,153	12,737
Due after ten years	378,069	364,317
	391,552	377,383
Mortgage-backed securities	275,569	271,836
Total	$667,121	$649,219

Investment and MBS with book values of $1.14 billion and $945.7 million were pledged as of December 31, 2013 and 2012, respectively, to collateralize FHLB advances, repurchase agreements and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

5. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2013	December 31, 2012
Real Estate Loans:
Construction	$125,219	$113,744
1-4 Family residential	390,499	368,845
Other	262,536	236,760
Commercial loans	157,655	160,058
Municipal loans	245,550	220,947
Loans to individuals	169,814	162,623
Total loans	1,351,273	1,262,977
Less: Allowance for loan losses	18,877	20,585
Net loans	$1,332,396	$1,242,392

Loans to Affiliated Parties

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2013 and 2012, these loans totaled $5.5 million and $4.3 million, respectively.  These loans represented 2.1% and 1.7% of shareholders' equity as of December 31, 2013 and 2012, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the Special Assets department, and the Loan Review department.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

SFG loans, included in loans to individuals, experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increase the risk of collateral deterioration and, accordingly, reserves are increased to recognize this risk.

Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following table details activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(290)	(40)	10	(909)	35	10,073	—	8,879
Distribution of unallocated allowance	—	—	—	—	—	1,231	(1,231)	—
Loans charged off	—	(319)	(67)	(512)	—	(12,676)	—	(13,574)
Recoveries of loans charged off	77	91	339	233	—	2,247	—	2,987
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877

	Year Ended December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	(345)	1,655	(608)	371	14	9,590	59	10,736
Loans charged off	(41)	(239)	(159)	(402)	—	(10,188)	—	(11,029)
Recoveries of loans charged off	121	172	6	312	—	1,727	—	2,338
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

	Year Ended December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	20	546	(307)	(64)	12	6,570	719	7,496
Loans charged off	(46)	(675)	(271)	(1,254)	—	(10,231)	—	(12,477)
Recoveries of loans charged off	61	98	275	449	—	1,927	—	2,810
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion (in thousands):

	As of December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$103	$161	$73	$240	$15	$173	$—	$765
Ending balance – collectively evaluated for impairment	2,039	3,116	2,499	1,730	653	8,075	—	18,112
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877

	As of December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$592	$500	$387	$1,015	$89	$308	$—	$2,891
Ending balance – collectively evaluated for impairment	1,763	3,045	1,903	2,143	544	7,065	1,231	17,694
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

The following tables present the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion (in thousands):

	December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Individuals	Total
Loans individually evaluated for impairment	$1,472	$2,624	$1,778	$1,369	$759	$559	$8,561
Loans collectively evaluated for impairment	123,747	387,875	260,758	156,286	244,791	169,255	1,342,712
Total ending loans balance	$125,219	$390,499	$262,536	$157,655	$245,550	$169,814	$1,351,273

	December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$7,653	$8,563	$10,366	$6,284	$559	$1,165	$34,590
Loans collectively evaluated for impairment	106,091	360,282	226,394	153,774	220,388	161,458	1,228,387
Total ending loans balance	$113,744	$368,845	$236,760	$160,058	$220,947	$162,623	$1,262,977

 The following table details activity of the reserve for unfunded loan commitments for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$5	$26	$30
Provision (reversal) for losses on unfunded loan commitments	308	(21)	(4)
Balance at end of period	$313	$5	$26

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	December 31, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$121,280	$—	$1,419	$2,454	$66	$—	$125,219
1-4 Family residential	380,741	1,626	3,025	4,901	206	—	390,499
Other	249,381	2,553	4,698	5,887	17	—	262,536
Commercial loans	150,683	836	9	5,826	301	—	157,655
Municipal loans	244,505	—	—	1,045	—	—	245,550
Loans to individuals	168,764	27	2	719	302	—	169,814
Total	$1,315,354	$5,042	$9,153	$20,832	$892	$—	$1,351,273

	December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
Construction	$106,091	$—	$3,637	$3,941	$75	$—	$113,744
1-4 Family residential	360,282	1,805	170	5,711	877	—	368,845
Other	226,394	2,721	4,073	3,319	253	—	236,760
Commercial loans	153,774	731	—	4,690	863	—	160,058
Municipal loans	220,388	204	—	355	—	—	220,947
Loans to individuals	161,458	27	4	723	393	18	162,623
Total	$1,228,387	$5,488	$7,884	$18,739	$2,461	$18	$1,262,977

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At December 31, 2013	At December 31, 2012
Nonaccrual loans	$8,088	$10,314
Accruing loans past due more than 90 days	3	15
Restructured loans	3,888	2,998
Other real estate owned	726	686
Repossessed assets	901	704
Total Nonperforming Assets	$13,606	$14,717

Nonaccrual and Past Due Loans

Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	December 31, 2013		December 31, 2012
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$1,472	$—	$2,416	$—
1-4 Family residential	1,435	—	2,001	—
Other	599	—	1,357	—
Commercial loans	1,062	—	1,812	—
Loans to individuals	3,520	3	2,728	15
Total	$8,088	$3	$10,314	$15

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$311	$—	$1,472	$1,783	$123,436	$125,219
1-4 Family residential	4,340	781	1,435	6,556	383,943	390,499
Other	2,652	—	599	3,251	259,285	262,536
Commercial loans	411	22	1,062	1,495	156,160	157,655
Municipal loans	—	—	—	—	245,550	245,550
Loans to individuals	7,241	2,590	3,523	13,354	156,460	169,814
Total	$14,955	$3,393	$8,091	$26,439	$1,324,834	$1,351,273

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$1,589	$—	$2,416	$4,005	$109,739	$113,744
1-4 Family residential	4,450	977	2,001	7,428	361,417	368,845
Other	1,639	273	1,357	3,269	233,491	236,760
Commercial loans	769	175	1,812	2,756	157,302	160,058
Municipal loans	709	—	—	709	220,238	220,947
Loans to individuals	5,908	1,191	2,743	9,842	152,781	162,623
Total	$15,064	$2,616	$10,329	$28,009	$1,234,968	$1,262,977

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,707	$9	$166
1-4 Family residential	2,915	57	137
Other	1,972	71	109
Commercial loans	1,935	15	93
Municipal loans	292	26	42
Loans to individuals	3,149	464	783
Total	$11,970	$642	$1,330

	December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$3,222	$2	$241
1-4 Family residential	2,873	38	128
Other	1,734	69	178
Commercial loans	2,234	32	128
Loans to individuals	3,170	431	673
Total	$13,233	$572	$1,348

	December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$4,054	$18	$292
1-4 Family residential	2,362	112	153
Other	1,744	50	130
Commercial loans	1,748	2	65
Loans to individuals	4,508	761	1,191
Total	$14,416	$943	$1,831

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,629	$—	$1,472	$1,472	$103
1-4 Family residential	2,748	—	2,624	2,624	161
Other	1,800	—	1,778	1,778	73
Commercial loans	1,606	—	1,369	1,369	240
Municipal loans	759	—	759	759	15
Loans to individuals	4,280	—	3,943	3,943	1,950
Total	$13,822	$—	$11,945	$11,945	$2,542

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,716	$—	$2,465	$2,465	$200
1-4 Family residential	2,907	—	2,799	2,799	222
Other	3,133	—	2,613	2,613	243
Commercial loans	2,215	—	2,043	2,043	630
Municipal loans	—	—	—	—	—
Loans to individuals	3,626	1	3,359	3,360	1,428
Total	$15,597	$1	$13,279	$13,280	$2,723

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

The following tables set forth the recorded investment in loans modified for the periods presented (dollars in thousands):

	Year Ended December 31, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family residential	$279	$—	$117	$396	5
Other	153	—	14	167	2
Commercial loans	256	—	84	340	5
Municipal Loans	759	—	—	759	1
Loans to individuals	—	308	97	405	47
Total	$1,447	$308	$312	$2,067	60

	Year Ended December 31, 2012
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family residential	$644	$32	$428	$1,104	13
Other	510	204	349	1,063	9
Commercial loans	372	—	516	888	12
Municipal Loans	—	—	—	—	—
Loans to individuals	27	7	98	132	26
Total	$1,553	$243	$1,391	$3,187	60

(1)	These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the year ended December 31, 2013 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2013 and December 31, 2012 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the years ended December 31, 2013 and 2012, there were no significant defaults. These defaults did not significantly impact the determination of the allowance for loan loss.
At December 31, 2013 and December 31, 2012, there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs.

6. PREMISES AND EQUIPMENT

	December 31, 2013	December 31, 2012
	(in thousands)
Premises	$66,893	$63,011
Furniture and equipment	27,382	25,710
	94,275	88,721
Less: accumulated depreciation	42,215	38,646
Total	$52,060	$50,075

During the years ended December 31, 2013 and 2012, assets with accumulated depreciation of $93,000 and $460,000, respectively, were written off.

Depreciation expense was $3.7 million, $3.6 million, and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

7. OTHER REAL ESTATE OWNED

For the years ended December 31, 2013 and 2012, the total of OREO was $726,000 and $686,000, respectively.  OREO is reflected in other assets in our consolidated balance sheet.

For the years ended December 31, 2013 and 2012, there were losses on impairment or sale of OREO of $37,000 and $9,000, respectively. For the year ended December 31, 2011, there was a gain on the sale of OREO of $34,000.

For the years ended December 31, 2013, 2012 and 2011, OREO operating expense exceeded income by $61,000, $126,000 and $29,000, respectively.

8. DEPOSITS

Year-end deposits were as follows (in thousands):

	December 31, 2013	December 31, 2012
Noninterest bearing demand deposits:
Commercial and individual	$509,461	$559,121
Public funds	20,436	35,972
Total noninterest bearing demand deposits	529,897	595,093
Interest bearing deposits:
Private accounts:
Savings deposits	109,869	103,834
Money market demand deposits	128,497	141,038
Platinum money market deposits	290,646	268,995
Premier business checking	10,360	6,874
NOW demand deposits	240,710	189,837
Certificates and other time deposits of $100,000 or more	193,523	206,469
Certificates and other time deposits under $100,000	181,982	162,372
Total private accounts	1,155,587	1,079,419
Public accounts:
Savings deposits	4	5
Money market demand deposits	20,829	662
Platinum money market deposits	336,611	335,059
Premier business checking	31	37
NOW demand deposits	201,157	65,846
Certificates and other time deposits of $100,000 or more	283,059	275,241
Certificates and other time deposits under $100,000	633	535
Total public accounts	842,324	677,385
Total interest bearing deposits	1,997,911	1,756,804
Total deposits	$2,527,808	$2,351,897

For the years ended December 31, 2013, 2012 and 2011, interest expense on time deposits of $100,000 or more was $3.3 million, $4.3 million and $5.5 million, respectively.

At December 31, 2013, the scheduled maturities of certificates and other time deposits, including public funds, are as follows (in thousands):

2014	$436,498
2015	117,162
2016	32,177
2017	24,585
2018	34,229
2019 and thereafter	14,546
$659,197

At December 31, 2013, we had $54.4 million in brokered certificates of deposit (“CDs”) that represented 2.2% of our deposits.  These brokered CDs mature within seven years and are reflected in the CDs under $100,000 category.  At December 31, 2012, we had $19.5 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $889,000 and $1.0 million at December 31, 2013 and 2012, respectively.

9. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2013	2012
	(dollars in thousands)
Federal funds purchased and repurchase agreements
Balance at end of period	$859	$984
Average amount outstanding during the period (1)	861	1,770
Maximum amount outstanding during the period (2)	859	2,704
Weighted average interest rate during the period (3)	0.4%	1.4%
Interest rate at end of period	0.4%	0.4%

FHLB advances
Balance at end of period	$73,445	$150,985
Average amount outstanding during the period (1)	196,426	282,741
Maximum amount outstanding during the period (2)	310,070	440,246
Weighted average interest rate during the period (3)	0.9%	2.2%
Interest rate at end of period	0.2%	3.7%

Other obligations
Balance at end of period	$—	$219
Average amount outstanding during the period (1)	219	219
Maximum amount outstanding during the period (2)	219	219
Weighted average interest rate during the period (3)	7.6%	8.0%
Interest rate at end of period	—	8.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB – The Independent Bankers Bank, respectively.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit. At December 31, 2013, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $405.4 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2013 or 2012.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

Securities sold under agreements to repurchase are secured by borrowings and are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $859,000 in demand deposits at December 31, 2013.  These agreements have maturities of less than one year.  There were $984,000 in demand deposits under agreements to repurchase at December 31, 2012.

10. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2013	2012
	(dollars in thousands)
FHLB advances
Balance at end of period	$499,349	$369,097
Weighted average interest rate during the period (1)	1.5%	2.0%
Interest rate at end of period	1.4%	1.6%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	2.4%	5.1%
Interest rate at end of period	2.3%	2.4%

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2013 are as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
FHLB advances	$1,028	$38,508	$69,029	$230,434	$75,288	$85,062	$499,349
Long-term debt	—	—	—	—	—	60,311	60,311
Total long-term obligations	$1,028	$38,508	$69,029	$230,434	$75,288	$145,373	$559,660

FHLB advances represent borrowings with fixed interest rates ranging from 0.7% to 7.6% and with maturities of one to fifteen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and MBS.

	Years Ended December 31,
	2013	2012
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1866% through March 30, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.53585% through January 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.49285% through March 16, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0376% through February 23, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the year ended December 31, 2012, $150 million par of long-term advance commitments expired unexercised. During the first quarter of 2013, the remaining $50 million par of long-term advance commitments expired unexercised.  During the year ended December 31, 2013, no impairment charges were recorded in our income statement. For the years ended December 31, 2012 and 2011, we recorded impairment charges of $2.0 million and $8.9 million, respectively, in our income statement.  At December 31, 2012, the FHLB advance option fees were fully impaired. At December 31, 2013, there were no FHLB advance option fees recorded on our balance sheet.

11. EMPLOYEE BENEFITS

Southside Bank has deferred compensation agreements with 18 of its executive officers, which generally provides for payment of an aggregate amount of $7.1 million over a maximum period of 15 years after retirement or death. Of the 18 executives included in the agreements, payments have commenced to four former executives and/or their beneficiaries. In addition, one active executive was eligible for retirement at December 31, 2013. Deferred compensation expense was $589,000, $481,000 and $361,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  For the years ended December 31, 2013 and 2012, the deferred compensation plan liability totaled $4.1 million and $3.9 million, respectively.

We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $4.0 million, $4.1 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  Premiums paid will be billed at the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) rates.  There were no retirees participating in the health insurance plan as of December 31, 2013 and 2012.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for each of the years ended December 31, 2013, 2012 and 2011.  At December 31, 2013 and 2012, 347,414 and 403,049 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

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

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  During 2013, death benefits of approximately $1.1 million were paid pursuant to such agreements. As of December 31, 2013, the expected death benefits total $4.8 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $26,000, $17,000 and $10,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  For the years ended December 31, 2013 and 2012, the split dollar liability totaled $1.6 million.

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

In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2013.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2013, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 5.06%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 202,824 shares of our stock at December 31, 2013 and 2012.  Our stock included in Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends.  During 2013, our underfunded status decreased and at December 31, 2013 we had a funded status of $8.9 million compared to an underfunded status of $14.8 million at December 31, 2012. This was a result of increased contributions, return on the fair value of plan assets and the increase in the discount rate to 5.06% at December 31, 2013 from 4.08% at December 31, 2012.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

Both the Plan and the Restoration Plan were amended effective January 1, 2013 to change the formula for determining death benefits for participants who die while in service of the employer and who are early retirement eligible on their date of death.

We use a measurement date of December 31 for our plans.

	2013		2012		2011
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$78,002	$9,801	$64,062	$8,309	$53,471	$7,174
Service cost	2,118	298	1,736	160	1,536	174
Interest cost	3,155	468	3,068	390	2,980	395
Actuarial (gain) loss	(11,642)	344	10,866	1,022	7,741	646
Benefits paid	(1,776)	(120)	(1,617)	(80)	(1,554)	(80)
Expenses paid	(111)	—	(113)	—	(112)	—
Plan amendments	300	57	—	—	—	—
Benefit obligation at end of year	70,046	10,848	78,002	9,801	64,062	8,309
Change in Plan Assets:
Fair value of plan assets at end of prior year	63,165	—	56,252	—	53,452	—
Actual return	12,712	—	5,643	—	2,466	—
Employer contributions	5,000	120	3,000	80	2,000	80
Benefits paid	(1,776)	(120)	(1,617)	(80)	(1,554)	(80)
Expenses paid	(111)	—	(113)	—	(112)	—
Fair value of plan assets at end of year	78,990	—	63,165	—	56,252	—
Funded status at end of year	8,944	(10,848)	(14,837)	(9,801)	(7,810)	(8,309)
Accrued benefit asset (liability) recognized	$8,944	$(10,848)	$(14,837)	$(9,801)	$(7,810)	$(8,309)
Accumulated benefit obligation at end of year	$57,283	$8,088	$62,117	$7,540	$51,071	$6,088

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	2013		2012		2011
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Recognition of net loss	$2,197	$590	$1,704	$318	$1,163	$303
Recognition of prior service credit	(42)	(1)	(42)	(1)	(42)	(2)
Net gain (loss) occurring during the year	19,559	(344)	(9,340)	(1,022)	(9,158)	(646)
Net prior service cost occurring during the year	(300)	(57)	—	—	—	—
	21,414	188	(7,678)	(705)	(8,037)	(345)
Deferred tax benefit	(7,495)	(66)	2,687	247	2,813	121
Other comprehensive income (loss), net of tax	$13,919	$122	$(4,991)	$(458)	$(5,224)	$(224)

Net amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$2,197	$590	$1,704	$318
Prior service credit	(42)	(1)	(42)	(1)
	2,155	589	1,662	317
Deferred tax benefit	(754)	(206)	(582)	(111)
Accumulated other comprehensive loss, net of tax	$1,401	$383	$1,080	$206

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$(14,618)	$(4,413)	$(36,374)	$(4,658)
Prior service (cost) credit	38	(55)	380	2
	(14,580)	(4,468)	(35,994)	(4,656)
Deferred tax benefit	5,103	1,564	12,598	1,630
Accumulated other comprehensive loss, net of tax	$(9,477)	$(2,904)	$(23,396)	$(3,026)

At December 31, 2013 and 2012, the assumptions used to determine the benefit obligation were as follows:

	2013		2012
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Discount rate	5.06%	5.06%	4.08%	4.08%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011 included the following components (in thousands):

	2013	2012	2011
Defined Benefit Pension Plan
Service cost	$2,118	$1,736	$1,536
Interest cost	3,155	3,068	2,980
Expected return on assets	(4,795)	(4,117)	(3,883)
Net loss amortization	2,197	1,704	1,163
Prior service credit amortization	(42)	(42)	(42)
Net periodic benefit cost	$2,633	$2,349	$1,754
Restoration Plan
Service cost	$298	$160	$174
Interest cost	468	390	395
Net loss amortization	590	318	303
Prior service credit amortization	(1)	(1)	(2)
Net periodic benefit cost	$1,355	$867	$870

For the years ended December 31, 2013, 2012, and 2011, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2013	2012	2011
Defined Benefit Pension Plan
Discount rate	4.08%	4.84%	5.63%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	4.50%	4.50%	4.50%
Restoration Plan
Discount rate	4.08%	4.84%	5.63%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
Net loss	$511	$376
Prior service cost (credit)	(19)	5
	492	381
Deferred tax benefit	(172)	(133)
Accumulated other comprehensive loss, net of tax	$320	$248

The major categories of assets in our Plan are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 12 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	December 31,
	2013	2012
	(in thousands)
Level 1:
Cash	$3,651	$2,251
Equity Securities:
U.S. large cap (1)	26,784	34,573
U.S. mid cap (4)	6,744	756
U.S. small cap (2)	6,353	4,158
International developed (3)	2,696	460
International emerging (4)	1,315	396
Level 2:
Cash equivalents	15,589	10,813
Fixed Income Securities:
Corporate bonds (5)	823	934
U.S. government agencies (5)	4,373	4,561
Municipal bonds (5)	9,880	3,076
U.S. agency mortgage-backed securities (6)	782	1,187
Total fair value of plan assets	$78,990	$63,165

(1)	This category is comprised of individual securities that are actively managed and broadly diversified "passive" mutual fund.

(2)	This category is comprised primarily of Southside Bancshares stock that is owned in the Plan and broadly diversified "passive" mutual fund.

(3)	This category is comprised of a broadly ‘passive’ mutual fund.

(4)	This category is comprised of a broadly diversified ‘passive’ mutual fund.

(5)	This category is comprised of individual investment grade securities that are generally held to maturity.

(6)	This category is comprised of individual securities that are generally not held to maturity.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2013 or 2012.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.

Our overall investment strategy is to realize long-term growth of the plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 55% equities, 43% fixed income and 2% cash equivalents.  Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, and value and growth securities.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include U.S. Treasuries, agencies, CDs, corporate bonds, and MBS. The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds, primarily because of the superior diversification they provide, are used to provide specific international developed and emerging market exposure.

As of December 31, 2013, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2014	$2,213	$189
2015	2,539	244
2016	2,743	314
2017	3,108	686
2018	3,401	734
2019 through 2023	20,883	4,612
	$34,887	$6,779

We expect to contribute $189,000 to our postretirement benefit plan in 2014. We do not anticipate contributing to our defined benefit pension plan in 2014.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2013, 2012 and 2011, expense attributable to the 401(k) Plan amounted to $227,000, $247,000 and $194,000, respectively.

Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,276,283 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the years ended December 31, 2013, 2012, and 2011, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan.

As of December 31, 2013, there were 396,804 unvested awards outstanding.  For the year ended December 31, 2013, there was $911,000 of share-based compensation expense related to the 2009 Incentive Plan.  For the year ended December 31, 2013, there was $319,000 of income tax benefit related to the stock compensation expense. As of December 31, 2012, there were 357,509 unvested awards outstanding. As of December 31, 2011, there were 225,208 unvested awards outstanding.  There was share-based compensation expense and income tax benefit for the year ended December 31, 2012 of $511,000 and $179,000, respectively. There was share-based compensation expense and income tax benefit for the year ended December 31, 2011 of $261,000 and $91,000, respectively.

As of December 31, 2013 and December 31, 2012, there was $3.2 million and $2.2 million of unrecognized compensation cost related to the 2009 Incentive Plan, respectively.  The remaining cost at December 31, 2013 is expected to be recognized over a weighted-average period of 3.13 years .  There was $1.4 million unrecognized compensation expense related to the 2009 Incentive Plan as of December 31, 2011.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During 2013, 30,659 shares issued in connection with stock compensation awards were issued from available authorized shares.  During 2012 and 2011, 20,556 and 924 shares, respectively, issued in connection with stock compensation awards were issued from available authorized shares.

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table:

	Years Ended December 31,
	2013	2012
Weighted-average grant date fair value per option	$8.58	$5.83
Weighted-average assumptions:
Risk-free interest rates	2.23%	1.03%
Expected dividend yield	3.10%	3.82%
Expected volatility factors of the market price of Southside Bancshares common stock	40.88%	41.96%
Expected option life (in years)	6.9	6.9

A combined summary of activity in our share-based plans as of December 31, 2013 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2013	867,057	50,178	$18.93	349,685	$18.82	$5.45
Granted	(185,325)	27,039	27.14	158,286	27.14	8.58
Stock options exercised	—	—	—	(11,442)	18.03	5.37
Stock awards vested	—	(19,812)	18.78	—	—	—
Forfeited	21,988	(3,310)	18.80	(18,678)	18.93	5.45
Canceled/expired	—	—	—	—	—	—
Balance, December 31, 2013	703,720	54,095	$23.09	477,851	$21.59	$6.49
Other information regarding options outstanding and exercisable as of December 31, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$17.41	-	27.14	477,851	$21.59	8.70	135,142	$18.47
Total			477,851	$21.59	8.70	135,142	$18.47

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $2.7 million and $1.2 million at December 31, 2013, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $97,000, $115,000 and $7,000, respectively.

Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $206,000, $125,000 and $9,000, respectively.  The tax benefit realized for the deductions related to stock awards was $65,000, $44,000 and $2,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At December 31, 2013 and 2012, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2013 and 2012, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Year Ended December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$10,129	$—	$10,129	$—	$—
State and Political Subdivisions	314,074	—	314,074	—	—
Other Stocks and Bonds	13,226	—	13,226	—	—
Mortgage-backed Securities: (1)
Residential	772,085	—	772,085	—	—
Commercial	68,173	—	68,173	—	—
Total recurring fair value measurements	$1,177,687	$—	$1,177,687	$—	$—

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,627	$—	$—	$1,627	$(485)
Impaired loans (3)	9,403	—	—	9,403	(64)
Total nonrecurring fair value measurements	$11,030	$—	$—	$11,030	$(549)

	At or For the Year Ended December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$60,863	$—	$60,863	$—	$—
State and Political Subdivisions	545,688	—	545,688	—	—
Other Stocks and Bonds	11,156	—	10,166	990	(181)
Mortgage-backed Securities: (1)
Residential	806,360	—	806,360	—	—
Commercial	—	—	—	—	—
Total available for sale securities	$1,424,067	$—	$1,423,077	$990	$(181)

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,390	$—	$—	$1,390	$(752)
Impaired loans (3)	10,557	—	—	10,557	(81)
Total nonrecurring fair value measurements	$11,947	$—	$—	$11,947	$(833)

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(3)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Years Ended December 31,
	2013	2012
Other Stocks and Bonds
Balance at Beginning of Period	$990	$499

Total gains or losses (realized/unrealized):
Included in earnings	(42)	(181)
Included in other comprehensive income	127	672
Purchases	—	—
Sales	(1,075)	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$—	$990

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$(181)

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

Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2013 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income certain of our MBS with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At December 31, 2013 and 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$—	$—	$629
Government-Sponsored Enterprises	—	—	6,064
Total	$—	$—	$6,693

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

Investment and mortgage-backed securities – Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

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

Federal funds purchased and repurchase agreements – Federal funds purchased generally have original terms to maturity of one day and repurchase agreements, generally less than one year, and therefore both, are considered short-term borrowings.  Consequently, their carrying value is a reasonable estimate of fair value.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
December 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$54,431	$54,431	$54,431	$—	$—
Investment securities:
Held to maturity, at carrying value	391,552	377,383	—	377,383	—
Mortgage-backed securities:
Held to maturity, at carrying value	275,569	271,836	—	271,836	—
FHLB stock and other investments, at cost	36,130	36,130	—	36,130	—
Loans, net of allowance for loan losses	1,332,396	1,306,524	—	—	1,306,524
Loans held for sale	151	151	—	151	—
Financial Liabilities:
Retail deposits	$2,527,808	$2,526,143	$—	$2,526,143	$—
Federal funds purchased and repurchase agreements	859	859	—	859	—
FHLB advances	572,794	559,648	—	559,648	—
Long-term debt	60,311	43,476	—	43,476	—

		Estimated Fair Value
December 31, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$150,630	$150,630	$150,630	$—	$—
Investment securities:
Held to maturity, at carrying value	1,009	1,137	—	1,137	—
Mortgage-backed securities:
Held to maturity, at carrying value	245,538	254,261	—	254,261	—
FHLB stock and other investments, at cost	29,953	29,953	—	29,953	—
Loans, net of allowance for loan losses	1,242,392	1,235,511	—	—	1,235,511
Loans held for sale	3,601	3,601	—	3,601	—
Financial Liabilities:
Retail deposits	$2,351,897	$2,353,613	$—	$2,353,613	$—
Federal funds purchased and repurchase agreements	984	984	—	984	—
FHLB advances	520,082	520,488	—	520,488	—
Long-term debt	60,311	49,507	—	49,507	—

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at December 31, 2013 or 2012.

13. SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.91, $1.11 and $0.90 per share for the years ended December 31, 2013, 2012 and 2011, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2013, we exceeded all regulatory minimum capital requirements.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

As of December 31, 2013, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$308,133	22.42%	$109,962	8.00%	N/A	N/A
Bank Only	$300,196	21.86%	$109,852	8.00%	$137,315	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$290,873	21.16%	$54,981	4.00%	N/A	N/A
Bank Only	$282,936	20.60%	$54,926	4.00%	$82,389	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$290,873	9.11%	$127,698	4.00%	N/A	N/A
Bank Only	$282,936	8.87%	$127,531	4.00%	$159,413	5.00%

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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2013, 57,675 shares were sold under this plan at an average price of $24.21 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2012, 82,555 shares were sold under this plan at an average price of $21.17 per share, reflective of other trades at the time of each sale.

We have a Common Stock Repurchase Plan. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and those of Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2012 , the board-approved additional funding to repurchase stock in the amount of $10.0 million from which 355,500 shares of common stock were purchased at a cost of $7.4 million. During 2013, an additional 90,300 shares of common stock were purchased under this plan at a cost of $1.9 million.

15. INCOME TAXES

The provision for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision	$6,041	$8,841	$11,665
Deferred tax provision (benefit)	(944)	(1,233)	(1,271)
Provision for tax expense charged to operations	$5,097	$7,608	$10,394

The components of the net deferred tax asset (liability) as of December 31, 2013 and 2012 are summarized below (in thousands):

	Assets	Liabilities
Write-downs on OREO	$96	$
Allowance for loan losses	6,607
Retirement and other benefit plans		(4,260)
Unrealized losses on securities available for sale	4,661
Premises and equipment		(692)
FHLB stock dividends		(19)
Alternative minimum tax credit	3,565
Qualified school construction bond tax credit	442
Unfunded status of defined benefit plan	6,667
State business tax credit	657
Stock-based compensation	385
Other	306
Gross deferred tax assets (liabilities)	23,386	(4,971)
Net deferred tax asset at December 31, 2013	$18,415

Write-downs on OREO	$61	$
Allowance for loan losses	7,206
Retirement and other benefit plans		(3,936)
Unrealized gains on securities available for sale		(15,810)
Premises and equipment		(994)
FHLB stock dividends		(11)
Other-than-temporary impairment losses	2,320
Unfunded status of defined benefit plan	14,228
State business tax credit	674
Stock-based compensation	219
Other	163
Gross deferred tax assets (liabilities)	24,871	(20,751)
Net deferred tax asset at December 31, 2012	$4,120

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$15,738	34.0%	$14,806	35.0%	$17,810	35.0%
Increase (Decrease) in Taxes From:
Tax exempt interest	(10,298)	(22.2)%	(7,151)	(16.9)%	(6,842)	(13.5)%
Bank Owned Life Insurance	(1,059)	(2.3)%	(387)	(0.9)%	(379)	(0.7)%
State business tax	350	0.7%	140	0.3%	82	0.2%
Other net	366	0.8%	200	0.5%	(277)	(0.6)%
Provision for tax expense charged to Operations	$5,097	11.0%	$7,608	18.0%	$10,394	20.4%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. No valuation allowance for deferred tax assets was recorded at December 31, 2013 and 2012 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There was approximately $46,000 in unrecognized tax benefits at December 31, 2013.

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

We had outstanding unused commitments to extend credit of $156.2 million and $132.8 million at December 31, 2013 and 2012, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2013 and 2012 were $13.8 million and $13.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.9 million and $5.6 million at December 31, 2013 and 2012, respectively.

The scheduled maturities of unused commitments as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Unused commitments:
Due in one year or less	$110,210	$84,756
Due after one year	46,032	48,061
Total	$156,242	$132,817

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.4 million, $1.2 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Rent expense for leased equipment was $251,000, $267,000, and $259,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2013 were as follows (in thousands):

2014	$1,525
2015	1,320
2016	1,089
2017	669
2018	444
Thereafter	118
$5,165

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were approximately $973,000 and $10.0 million of unsettled trades to purchase securities at December 31, 2013 and December 31, 2012, respectively.  There were $3.9 million unsettled trades to sell securities as of December 31, 2013. As of December 31, 2012, there were no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at December 31, 2013 or December 31, 2012.

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

At December 31, 2013, approximately $363.8 million, or 26.9%, of our total loans were to customers in Tyler, Texas.  We did not have a concentration in any other city that exceeded 10% of our total loans at December 31, 2013.

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

The MBS we hold consist exclusively of U.S. agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs.  The GNMA mortgage-backed securities are backed by the full faith and credit of the United States Government and the Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the United States government.

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2013	2012
ASSETS
Cash and due from banks	$3,050	$4,534
Investment in bank subsidiaries at equity in underlying net assets	311,868	306,054
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	3,050
Other assets	3,521	4,553
TOTAL ASSETS	$320,265	$318,191
LIABILITIES
Long-term debt	$60,311	$60,311
Other liabilities	436	117
TOTAL LIABILITIES	60,747	60,428
SHAREHOLDERS' EQUITY
Common stock ($1.25 par, 40,000,000 shares authorized, 20,386,221 shares issued in 2013 and 19,446,187 shares issued in 2012)	25,483	24,308
Paid-in capital	214,091	195,602
Retained earnings	78,673	70,708
Treasury stock (2,469,638 and 2,379,338 shares at cost)	(37,692)	(35,793)
Accumulated other comprehensive (loss) income	(21,037)	2,938
TOTAL SHAREHOLDERS' EQUITY	259,518	257,763
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$320,265	$318,191

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
INCOME	(in thousands)
Dividends from subsidiary	$15,000	$25,000	$17,000
Interest income	43	93	98
TOTAL INCOME	15,043	25,093	17,098
EXPENSE
Interest expense	1,449	3,085	3,266
Other	2,461	2,429	2,164
TOTAL EXPENSE	3,910	5,514	5,430
Income before income tax expense	11,133	19,579	11,668
Income tax benefit	1,315	1,897	1,866
Income before equity in undistributed earnings of subsidiaries	12,448	21,476	13,534
Equity in undistributed earnings of subsidiaries	28,742	13,219	25,599
NET INCOME	$41,190	$34,695	$39,133

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$41,190	$34,695	$39,133
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(28,742)	(13,219)	(25,599)
Decrease (increase) in other assets	1,032	(989)	(187)
Increase (decrease) in other liabilities	319	(231)	(22)
Net cash provided by operating activities	13,799	20,256	13,325
INVESTING ACTIVITIES:
Investment in subsidiaries	—	(500)	—
Dissolution of subsidiaries	1,153	59	713
Net cash provided by (used in) investing activities	1,153	(441)	713
FINANCING ACTIVITIES:
Purchase of common stock	(1,899)	(7,416)	—
Proceeds from issuance of common stock	1,551	1,874	1,481
Dividends paid	(16,088)	(19,084)	(14,671)
Payments for other financing activities	—	(3)	—
Net cash used in financing activities	(16,436)	(24,629)	(13,190)
Net (decrease) increase in cash and cash equivalents	(1,484)	(4,814)	848
Cash and cash equivalents at beginning of year	4,534	9,348	8,500
Cash and cash equivalents at end of year	$3,050	$4,534	$9,348

19. QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$33,015	$30,811	$29,215	$26,561
Interest expense	4,353	4,170	4,344	5,101
Net interest income	28,662	26,641	24,871	21,460
Provision for loan losses	2,726	3,640	2,021	492
(Loss) gain on sale of securities available for sale	(732)	(142)	5,001	4,345
Noninterest income excluding net securities gains (losses)	8,228	6,555	6,095	5,895
Noninterest expense	19,964	20,264	21,166	20,319
Income before income tax expense	13,468	9,150	12,780	10,889
Provision for income tax expense	1,281	257	1,712	1,847
Net income	12,187	8,893	11,068	9,042
Earnings per common share
Basic	$0.68	$0.50	$0.62	$0.51
Diluted	$0.68	$0.50	$0.62	$0.51

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$26,398	$28,464	$29,442	$31,716
Interest expense	5,822	6,456	6,897	7,720
Net interest income	20,576	22,008	22,545	23,996
Provision for loan losses	2,245	3,265	2,174	3,052
Gain on sale of securities available for sale	4,395	4,302	3,297	5,972
(Loss) gain on sale of securities carried at fair value through income	—	—	(13)	(485)
FHLB advance option impairment charges	—	(195)	(1,364)	(472)
Noninterest income excluding net securities gains (losses) and FHLB advance option impairment	6,259	6,391	6,142	5,792
Noninterest expense	19,413	19,076	19,096	18,522
Income before income tax expense	9,572	10,165	9,337	13,229
Provision for income tax expense	1,352	1,558	1,608	3,090
Net income	8,220	8,607	7,729	10,139
Earnings per common share
Basic	$0.45	$0.47	$0.42	$0.56
Diluted	$0.45	$0.47	$0.42	$0.56

INDEX TO EXHIBITS

Exhibit No.

3 (a)	–
Amended and Restated Articles of Incorporation of Southside Bancshares, Inc. effective April 17, 2009 (filed as Exhibit 3(a) to the Registrant's Form 8-K, filed April 20, 2009, and incorporated herein by reference).

3 (b)(i)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 9, 2012 (filed as Exhibit 3(b) to the Registrant's Form 8-K, filed August 10, 2012, and incorporated herein by reference).

4	–
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

** 10 (a)(i)	–
Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21,1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

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
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story, as amended October 15, 1997 (filed as Exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

** 10 (e)	–	Split dollar compensation plan dated October 13, 2004 with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant's Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (f)	–	Split dollar compensation plan dated September 7, 2004 with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant's Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (g)	–	Split dollar compensation plan dated August 27, 2004 with B. G. Hartley (filed as exhibit 10 (j) to the Registrant's Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (h)	–	Split dollar compensation plan dated August 31, 2004 with Charles E. Dawson (filed as exhibit 10(k) to the Registrant's Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (i)	–
Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson (filed as exhibit 10 (l) to the Registrant's Form 8-K, filed October 26, 2007, and incorporated herein by reference).

** 10 (j)	–
Employment Agreement dated October 22, 2007, by and between Southside Bank and Sam Dawson (filed as exhibit 10 (m) to the Registrant's Form 8-K, filed October 26, 2007, and incorporated herein by reference).

10 (k)	–
Master Software License Maintenance and Services Agreement dated February 4, 2008, by and between Southside Bank and Jack Henry & Associates, Inc. (filed as Item 1.01 to the Registrant's Form 8-K, filed February 8, 2008, and incorporated herein by reference).

** 10 (l)	–
Retirement Agreement dated November 7, 2008, by and between Southside Bank, Southside Bancshares, Inc. and B. G. Hartley (filed as exhibit 10 (o) to the Registrant's Form 10-Q, filed November 7, 2008, and incorporated herein by reference).

** 10 (m)	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant's Form 8-K, filed April 20, 2009, and incorporated herein by reference).

** 10 (n)	–
Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed August 8, 2011, and incorporated herein by reference).

** 10 (o)	–
Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.2 to the Registrant's Form 10-Q filed August 8, 2011, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 23.1	–	Consent of Independent Registered Public Accounting Firm

* 23.2	–	Consent of Independent Registered Public Accounting Firm

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	–	XBRL Instance Document.

* 101.SCH	–	XBRL Taxonomy Extension Schema Document.

* 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

* 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

* 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

* 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Compensation plan, benefit plan or employment contract or arrangement.