Form 10-Q
period 2014-03-31
SOUTHSIDE BANCSHARES INC
filed 2014-05-09
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-12247
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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 30, 2014 was 18,825,948 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$52,195	$45,624
Interest earning deposits	5,197	8,807
Total cash and cash equivalents	57,392	54,431
Investment securities:
Available for sale, at estimated fair value	259,662	337,429
Held to maturity, at carrying value (estimated fair value of $387,903 and $377,383, respectively)	390,889	391,552
Mortgage-backed securities:
Available for sale, at estimated fair value	915,061	840,258
Held to maturity, at carrying value (estimated fair value of $266,006 and $271,836, respectively)	265,627	275,569
FHLB stock, at cost	27,331	34,065
Other investments, at cost	2,065	2,065
Loans held for sale	207	151
Loans:
Loans	1,370,393	1,351,273
Less: Allowance for loan losses	(18,787)	(18,877)
Net Loans	1,351,606	1,332,396
Premises and equipment, net	52,554	52,060
Goodwill	22,034	22,034
Other intangible assets, net	149	178
Interest receivable	15,453	21,973
Deferred tax asset	15,727	18,415
Unsettled trades to sell securities	—	3,933
Other assets	58,587	59,154
TOTAL ASSETS	$3,434,344	$3,445,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$554,497	$529,897
Interest bearing	1,992,346	1,997,911
Total deposits	2,546,843	2,527,808
Short-term obligations:
Federal funds purchased and repurchase agreements	1,914	859
FHLB advances	19,697	73,445
Total short-term obligations	21,611	74,304
Long-term obligations:
FHLB advances	506,560	499,349
Long-term debt	60,311	60,311
Total long-term obligations	566,871	559,660
Unsettled trades to purchase securities	1,032	973
Other liabilities	26,594	23,400
TOTAL LIABILITIES	3,162,951	3,186,145

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 21,295,292 shares issued at March 31, 2014 and 20,386,221 shares issued at December 31, 2013)	26,619	25,483
Paid-in capital	239,678	214,091
Retained earnings	56,997	78,673
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(14,209)	(21,037)
TOTAL SHAREHOLDERS' EQUITY	271,393	259,518
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,434,344	$3,445,663
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income
Loans	$18,363	$17,665
Investment securities – taxable	123	364
Investment securities – tax-exempt	5,958	4,488
Mortgage-backed securities	7,682	3,936
FHLB stock and other investments	70	65
Other interest earning assets	43	43
Total interest income	32,239	26,561
Interest expense
Deposits	2,116	2,070
Short-term obligations	71	1,250
Long-term obligations	2,160	1,781
Total interest expense	4,347	5,101
Net interest income	27,892	21,460
Provision for loan losses	4,133	492
Net interest income after provision for loan losses	23,759	20,968
Noninterest income
Deposit services	3,638	3,753
Net gain on sale of securities available for sale	11	4,345
Total other-than-temporary impairment losses	—	(52)
Portion of loss recognized in other comprehensive income (before taxes)	—	10
Net impairment losses recognized in earnings	—	(42)

Gain on sale of loans	80	319
Trust income	780	720
Bank owned life insurance income	314	254
Other	983	891
Total noninterest income	5,806	10,240
Noninterest expense
Salaries and employee benefits	13,102	13,209
Occupancy expense	1,754	1,871
Advertising, travel & entertainment	543	641
ATM and debit card expense	317	381
Professional fees	927	640
Software and data processing expense	501	543
Telephone and communications	278	451
FDIC insurance	448	421
Other	2,312	2,162
Total noninterest expense	20,182	20,319

Income before income tax expense	9,383	10,889
Provision for income tax expense	1,159	1,847
Net income	$8,224	$9,042
Earnings per common share – basic	$0.44	$0.48
Earnings per common share – diluted	$0.44	$0.48
Dividends paid per common share	$0.21	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$8,224	$9,042
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities during the period	10,011	(5,744)
Change in net unrealized loss on securities transferred to held to maturity	276	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	(10)
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(11)	(4,345)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	42
Amortization of net actuarial loss, included in net periodic benefit cost	232	643
Amortization of prior service credit, included in net periodic benefit cost	(3)	(11)
Other comprehensive income (loss), before tax	10,505	(9,425)
Income tax (expense) benefit related to other items of comprehensive income	(3,677)	3,299
Other comprehensive income (loss), net of tax	6,828	(6,126)
Comprehensive income	$15,052	$2,916

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income			9,042			9,042
Other comprehensive loss					(6,126)	(6,126)
Issuance of common stock (14,361 shares)	18	288				306
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		207				207
Net issuance of common stock under employee stock plan		62	(62)			—
Cash dividends paid on common stock ($0.20 per share)			(3,395)			(3,395)
Stock dividend declared	1,064	15,992	(17,056)			—
Balance at March 31, 2013	$25,390	$212,151	$59,237	$(37,692)	$(3,188)	$255,898

Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net Income			8,224			8,224
Other comprehensive income					6,828	6,828
Issuance of common stock (8,325 shares)	10	247				257
Stock compensation expense		286				286
Tax benefits related to stock awards		1				1
Net issuance of common stock under employee stock plan	3	130	(91)			42
Cash dividends paid on common stock ($0.21 per share)			(3,763)			(3,763)
Stock dividend declared	1,123	24,923	(26,046)			—
Balance at March 31, 2014	$26,619	$239,678	$56,997	$(37,692)	$(14,209)	$271,393

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$8,224	$9,042
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	790	895
Amortization of premium	5,482	8,543
Accretion of discount and loan fees	(887)	(1,363)
Provision for loan losses	4,133	492
Stock compensation expense	286	207
Deferred tax (benefit) expense	(989)	1,031
Excess tax benefits from stock-based compensation	(5)	—
Net gain on sale of securities available for sale	(11)	(4,345)
Net other-than-temporary impairment losses	—	42
Gain on premises and equipment	(7)	—
Loss (gain) on other real estate owned	55	(21)
Net change in:
Interest receivable	6,520	5,326
Other assets	(3)	895
Interest payable	(35)	(244)
Other liabilities	3,332	(2,183)
Loans held for sale	(56)	463
Net cash provided by operating activities	26,829	18,780

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	—	(42,898)
Maturities, calls and principal repayments	9,863	57,275
Securities available for sale:
Purchases	(165,673)	(448,973)
Sales	101,830	237,318
Maturities, calls and principal repayments	76,840	87,694
Proceeds from redemption of FHLB stock	6,766	5,242
Purchases of FHLB stock and other investments	(32)	(2,768)
Net increase in loans	(24,173)	(21,524)
Purchases of premises and equipment	(1,285)	(805)
Proceeds from sales of premises and equipment	8	—
Proceeds from sales of other real estate owned	194	266
Proceeds from sales of repossessed assets	1,730	1,778
Net cash provided by (used in) investing activities	6,068	(127,395)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2014	2013
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	59,468	30,071
Net decrease in certificates of deposit	(40,463)	(44,734)
Net increase (decrease) in federal funds purchased and repurchase agreements	1,055	(127)
Proceeds from FHLB advances	5,064,879	942,466
Repayment of FHLB advances	(5,111,416)	(909,585)
Excess tax benefits from stock-based awards	5	—
Net issuance of common stock under employee stock plan	42	—
Purchase of common stock	—	(1,899)
Proceeds from the issuance of common stock	257	306
Cash dividends paid	(3,763)	(3,395)
Net cash (used in) provided by financing activities	(29,936)	13,103

Net increase (decrease) in cash and cash equivalents	2,961	(95,512)
Cash and cash equivalents at beginning of period	54,431	150,630
Cash and cash equivalents at end of period	$57,392	$55,118

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$4,382	$5,345
Income taxes paid	$500	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$1,263	$1,410
Adjustment to pension liability	$(229)	$(632)
Declaration of 5% stock dividend	$26,046	$17,056
Unsettled trades to purchase securities	$(1,032)	$(71,757)
Unsettled trades to sell securities	$—	$1,857

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC), which is a wholly-owned subsidiary of the Bank.
In early 2013, we decided to close Southside Securities, Inc., our introducing broker-dealer. We completed the closure of Southside Securities, Inc. during the second quarter of 2013.
The consolidated balance sheet as of March 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows and notes to the financial statements for the three months period ended March 31, 2014 and 2013 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
On March 20, 2014, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 10, 2014, which was paid on May 1, 2014. All share data has been adjusted to give retroactive recognition to stock dividends.
Subsequent Event
On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OmniAmerican Bancorp, Inc., a Maryland corporation (“OmniAmerican”) and the holding company for OmniAmerican Bank, a federal savings association based in Fort Worth, Texas. As of March 31, 2014, OmniAmerican had $1.4 billion in assets. The Merger Agreement provides that, subject to the terms and conditions thereof, OmniAmerican will merge with and into the Company, with the Company as the surviving corporation. The Merger is expected to close during the fourth quarter of 2014, subject to receipt of regulatory approvals and approvals by both our and OmniAmerican's shareholders.
Pursuant to the Merger Agreement, each outstanding share of common stock of OmniAmerican will be converted into (a) 0.4459 of a share of common stock of the Company, subject to adjustment pursuant to the terms of the Merger Agreement and (b) $13.125 in cash.
Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” to clarify when an entity is considered to have obtained physical possession of a residential real estate property collateralizing a consumer mortgage loan. Upon physical possession (from an in-substance possession or foreclosure) of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU is effective for our interim and annual periods beginning after December 15, 2014. Early adoption is permitted. ASU 2014-04 is not expected to have a material impact on our consolidated financial statements.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic and Diluted Earnings:
Net income	$8,224	$9,042
Basic weighted-average shares outstanding	18,818	18,752
Add: Stock options	84	21
Diluted weighted-average shares outstanding	18,902	18,773

Basic Earnings Per Share:	$0.44	$0.48

Diluted Earnings Per Share:	$0.44	$0.48

For the three month periods ended March 31, 2014 and 2013, there were approximately 24,000 and 27,000 anti-dilutive shares, respectively.

3.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Three Months Ended March 31, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)
Other comprehensive income (loss) before reclassifications	10,287	—	—	—	10,287
Reclassified to income	(11)	—	(3)	232	218
Income tax benefit (expense)	(3,597)	—	1	(81)	(3,677)
Net current-period other comprehensive income (loss), net of tax	6,679	—	(2)	151	6,828
Ending balance, net of tax	$(1,977)	$—	$(14)	$(12,218)	$(14,209)

	Three Months Ended March 31, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive income (loss) before reclassifications	(5,356)	(398)	—	—	(5,754)
Reclassified to income	(4,345)	42	(11)	643	(3,671)
Income tax benefit (expense)	3,395	125	4	(225)	3,299
Net current-period other comprehensive (loss) income, net of tax	(6,306)	(231)	(7)	418	(6,126)
Ending balance, net of tax	$24,194	$(1,371)	$241	$(26,252)	$(3,188)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (1)	$11	$4,345
Impairment losses (2)	—	(42)
Total before tax	11	4,303
Tax expense	(4)	(1,506)
Net of tax	$7	$2,797

Amortization of pension plan items:
Net actuarial loss (3)	$(232)	$(643)
Prior service credit (3)	3	11
Total before tax	(229)	(632)
Tax benefit	80	221
Net of tax	$(149)	$(411)
Total reclassifications for the period, net of tax	$(142)	$2,386

(1) Listed as Net gain on sale of securities available for sale on the Statements of Income.
(2) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost presented in “Note 7 - Employee Benefit Plans.”

4.     Securities

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of March 31, 2014 and December 31, 2013 are reflected in the tables below (in thousands):

	March 31, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$11,609	$—	$1,080	$10,529			$10,529
State and Political Subdivisions	236,428	4,755	5,282	235,901			235,901
Other Stocks and Bonds	13,077	163	8	13,232			13,232
Mortgage-backed Securities: (1)
Residential	785,270	14,788	2,449	797,609			797,609
Commercial	119,419	384	2,351	117,452			117,452
Total	$1,165,803	$20,090	$11,170	$1,174,723			$1,174,723

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$395,822	$5,850	$10,783	$390,889	$4,386	$7,372	$387,903
Mortgage-backed Securities: (1)
Residential	64,249	—	91	64,158	3,598	—	67,756
Commercial	208,405	—	6,936	201,469	1,591	4,810	198,250
Total	$668,476	$5,850	$17,810	$656,516	$9,575	$12,182	$653,909

	December 31, 2013
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$11,612	$—	$1,483	$10,129			$10,129
State and Political Subdivisions	322,412	4,537	12,875	314,074			314,074
Other Stocks and Bonds	13,074	159	7	13,226			13,226
Mortgage-backed Securities:(1)
Residential	760,418	14,940	3,273	772,085			772,085
Commercial	71,262	220	3,309	68,173			68,173
Total	$1,178,778	$19,856	$20,947	$1,177,687			$1,177,687

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$396,549	$5,925	$10,922	$391,552	$1,207	$15,376	$377,383
Mortgage-backed Securities:(1)
Residential	74,129	—	99	74,030	3,923	—	77,953
Commercial	208,667	—	7,128	201,539	—	7,656	193,883
Total	$679,345	$5,925	$18,149	$667,121	$5,130	$23,032	$649,219

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

During 2013, the Company transferred certain commercial mortgage-backed securities and state and political subdivision securities from available for sale (“AFS”) to held to maturity (“HTM”). We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during the three months ended March 31, 2014.

The following table represents the unrealized loss on securities for the three months ended March 31, 2014 and year ended December 31, 2013 (in thousands):

	As of March 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$—	$—	$10,529	$1,080	$10,529	$1,080
State and Political Subdivisions	119,705	4,635	13,275	647	132,980	5,282
Other Stocks and Bonds	2,992	8	—	—	2,992	8
Mortgage-backed Securities:
Residential	175,901	2,444	1,051	5	176,952	2,449
Commercial	82,527	2,351	—	—	82,527	2,351
Total	$381,125	$9,438	$24,855	$1,732	$405,980	$11,170
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$275,802	$7,119	$11,046	$253	$286,848	$7,372
Mortgage-backed Securities:
Commercial	110,240	4,810	—	—	110,240	4,810
Total	$386,042	$11,929	$11,046	$253	$397,088	$12,182

	As of December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$—	$—	$10,129	$1,483	$10,129	$1,483
State and Political Subdivisions	191,117	11,757	18,408	1,118	209,525	12,875
Other Stocks and Bonds	2,992	7	—	—	2,992	7
Mortgage-backed Securities:
Residential	126,965	3,266	1,351	7	128,316	3,273
Commercial	65,406	3,309	—	—	65,406	3,309
Total	$386,480	$18,339	$29,888	$2,608	$416,368	$20,947
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$283,667	$15,311	$1,705	$65	$285,372	$15,376
Mortgage-backed Securities:
Commercial	193,883	7,656	—	—	193,883	7,656
Total	$477,550	$22,967	$1,705	$65	$479,255	$23,032

We review securities in an unrealized loss position to evaluate if a classification of other-than-temporarily impaired is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.   When it is determined that a decline in fair value of HTM and AFS securities is other-

than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.

The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss in accumulated other comprehensive income (“AOCI”) are not other-than-temporarily impaired at March 31, 2014.

Prior to December 31, 2013, we held pooled trust preferred securities ("TRUPs"). The turmoil in the capital markets had a significant impact on our estimate of fair value of our TRUPs. These TRUPs were structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.   Given the facts and circumstances associated with the TRUPs, we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred and defaulted and we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. The cash flow model assumptions represented management’s best estimate and considered a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each security. For the three months ended March 31, 2013, the additional write-down recognized in earnings was approximately $42,000.

The following table presents a roll forward of the credit losses recognized in earnings on the TRUPs (in thousands):

Three Months Ended March 31,
2013
Balance, beginning of period	$3,256
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	42
Balance, end of period	$3,298

On December 13, 2013, management decided to sell all TRUPs as a result of new guidance effective in 2014 as listed in Section 419 of the Dodd-Frank Act (the “Volcker Rule”). The sale of the TRUPs, with a $2.7 million amortized-cost basis, resulted in a loss of approximately $959,000. Until the final rules under the Volcker Rule were issued by the agencies on December 10, 2013, management did not intend to sell the securities and it was not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
U.S. Treasury	$—	$17
U.S. Government Agency Debentures	59	212
State and Political Subdivisions	5,970	4,578
Other Stocks and Bonds	52	45
Mortgage-backed Securities	7,682	3,936
Total interest income on securities	$13,763	$8,788

Of the approximately $11,000 in net securities gains from the AFS portfolio for the three months ended March 31, 2014, there were $2.9 million in realized gains and $2.9 million in realized losses.  Of the $4.3 million in net securities gains from the AFS portfolio for the three months ended March 31, 2013, there were $5.5 million in realized gains and approximately $1.2 million in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2014 or 2013.
The amortized cost, carrying value and fair value of securities at March 31, 2014, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2014
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$3,292	$3,356
Due after one year through five years	18,421	18,915
Due after five years through ten years	25,743	25,228
Due after ten years	213,658	212,163
	261,114	259,662
Mortgage-backed Securities:	904,689	915,061
Total	$1,165,803	$1,174,723

	March 31, 2014
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	329	329
Due after five years through ten years	17,591	17,307
Due after ten years	372,969	370,267
	390,889	387,903
Mortgage-backed Securities:	265,627	266,006
Total	$656,516	$653,909

Investment and MBS with book values of $1.10 billion and $1.14 billion were pledged as of March 31, 2014 and December 31, 2013, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates their fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2014	December 31, 2013
Real Estate Loans:
Construction	$135,237	$125,219
1-4 Family Residential	395,809	390,499
Other	272,868	262,536
Commercial Loans	154,524	157,655
Municipal Loans	240,114	245,550
Loans to Individuals	171,841	169,814
Total Loans	1,370,393	1,351,273
Less: Allowance for Loan Losses	18,787	18,877
Net Loans	$1,351,606	$1,332,396

Real Estate Construction Loans
Our construction loans are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans will be owner-occupied.  Construction loans for speculative projects are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio. Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
Real Estate 1-4 Family Residential Loans
Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences.  Substantially all of our 1-4 family residential loan originations are secured by properties located in or near our market areas.
Our 1-4 family residential loans generally have maturities ranging from five to 30 years.  These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan.  Our 1-4 family residential loans are made at both fixed and adjustable interest rates.
Underwriting for 1-4 family residential loans includes debt-to-income analysis, credit history analysis, appraised value and down payment considerations. Changes in the market value of real estate can affect the potential losses in the portfolio.
Other Real Estate
Other Real Estate loans primarily include loans collateralized by commercial office buildings, retail, medical facilities and offices, warehouse facilities, hotels and churches.  In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Other real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

Commercial Loans
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion.  Management does not consider there to be a concentration of risk in any one industry type, other than the medical industry.  Loans to borrowers in the medical industry include all loan types listed above for commercial loans.  Collateral for these loans varies depending on the type of loan and financial strength of the borrower.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.
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
Loans to Individuals
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles. Loan pools purchased through SFG are subjected to a modeling system that takes into consideration credit scores and estimated collateral values to determine expected defaults in each pool. SFG purchased loan pools of approximately $20.8 million and $21.8 million, net of discount, during the three months ended March 31, 2014 and March 31, 2013, respectively.
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
Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the Special Assets department, and the Loan Review department.  Third, the Loan Review department independently reviews the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The Loan Review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

SFG loans, included in loans to individuals, experiencing past due status or extension of maturity characteristics are reserved for at higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to repay than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increase the risk of collateral deterioration and, accordingly, reserves are increased to recognize this risk.

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

Credit Quality Indicators

We categorize loans into risk categories on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We use the following definitions for risk ratings:

•
Pass (Rating 1 – 4) – This rating is assigned to all satisfactory loans.  This category, by definition, consists of acceptable credit.  Credit and collateral exceptions should not be present, although their presence would not necessarily prohibit a loan from being rated Pass, if deficiencies are in process of correction.  These loans are not included in the Watch List.

•
Pass Watch (Rating 5) – Special Treatment Required – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified by Loan Review; however, particular attention must be accorded such credits due to characteristics such as:

•	A lack of, or abnormally extended payment, program;

•	A heavy degree of concentration of collateral without sufficient margin;

•	A vulnerability to competition through lesser or extensive financial leverage; and

•	A dependence on a single, or few customers, or sources of supply and materials without suitable substitutes or alternatives.

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
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877
Provision (reversal) for loan losses	(10)	536	(164)	3	109	3,659	—	4,133
Loans charged off	(14)	(22)	—	—	—	(4,732)	—	(4,768)
Recoveries of loans charged off	12	6	3	58	—	466	—	545
Balance at end of period	$2,130	$3,797	$2,411	$2,031	$777	$7,641	$—	$18,787

	Three Months Ended March 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(125)	167	(247)	(290)	(12)	1,344	(345)	492
Loans charged off	—	(228)	(46)	(71)	—	(2,807)	—	(3,152)
Recoveries of loans charged off	17	4	5	50	—	541	—	617
Balance at end of period	$2,247	$3,488	$2,002	$2,847	$621	$6,451	$886	$18,542

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of March 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$61	$152	$66	$421	$15	$132	$—	$847
Ending balance – collectively evaluated for impairment	2,069	3,645	2,345	1,610	762	7,509	—	17,940
Balance at end of period	$2,130	$3,797	$2,411	$2,031	$777	$7,641	$—	$18,787

	As of December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Ending balance – individually evaluated for impairment	$103	$161	$73	$240	$15	$173	$—	$765
Ending balance – collectively evaluated for impairment	2,039	3,116	2,499	1,730	653	8,075	—	18,112
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	March 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,204	$2,492	$1,682	$1,576	$759	$445	$8,158
Loans collectively evaluated for impairment	134,033	393,317	271,186	152,948	239,355	171,396	1,362,235
Total ending loan balance	$135,237	$395,809	$272,868	$154,524	$240,114	$171,841	$1,370,393

	December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,472	$2,624	$1,778	$1,369	$759	$559	$8,561
Loans collectively evaluated for impairment	123,747	387,875	260,758	156,286	244,791	169,255	1,342,712
Total ending loan balance	$125,219	$390,499	$262,536	$157,655	$245,550	$169,814	$1,351,273

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	March 31, 2014
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$129,202	$1,746	$2,247	$2,019	$23	$135,237
1-4 Family Residential	385,940	1,487	1,747	6,056	579	395,809
Other	259,133	2,570	2,644	8,509	12	272,868
Commercial Loans	147,585	824	—	5,850	265	154,524
Municipal Loans	239,105	—	—	1,009	—	240,114
Loans to Individuals	170,924	35	—	661	221	171,841
Total	$1,331,889	$6,662	$6,638	$24,104	$1,100	$1,370,393

	December 31, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$121,280	$—	$1,419	$2,454	$66	$125,219
1-4 Family Residential	380,741	1,626	3,025	4,901	206	390,499
Other	249,381	2,553	4,698	5,887	17	262,536
Commercial Loans	150,683	836	9	5,826	301	157,655
Municipal Loans	244,505	—	—	1,045	—	245,550
Loans to Individuals	168,764	27	2	719	302	169,814
Total	$1,315,354	$5,042	$9,153	$20,832	$892	$1,351,273

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2014	At December 31, 2013
Nonaccrual loans	$5,869	$8,088
Accruing loans past due more than 90 days	—	3
Restructured loans	4,090	3,888
Other real estate owned	476	726
Repossessed assets	454	901
Total Nonperforming Assets	$10,889	$13,606

Nonaccrual and Past Due Loans

Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower, are considered in judgments as to potential loan loss.
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

Nonaccrual loans and accruing loans past due more than 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	March 31, 2014		December 31, 2013
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$1,204	$—	$1,472	$—
1-4 Family Residential	1,032	—	1,435	—
Other	518	—	599	—
Commercial Loans	1,028	—	1,062	—
Loans to Individuals	2,087	—	3,520	3
Total	$5,869	$—	$8,088	$3

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$2,936	$—	$1,204	$4,140	$131,097	$135,237
1-4 Family Residential	3,783	877	1,032	5,692	390,117	395,809
Other	3,901	392	518	4,811	268,057	272,868
Commercial Loans	6,068	90	1,028	7,186	147,338	154,524
Municipal Loans	—	—	—	—	240,114	240,114
Loans to Individuals	6,148	1,281	2,087	9,516	162,325	171,841
Total	$22,836	$2,640	$5,869	$31,345	$1,339,048	$1,370,393

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$311	$—	$1,472	$1,783	$123,436	$125,219
1-4 Family Residential	4,340	781	1,435	6,556	383,943	390,499
Other	2,652	—	599	3,251	259,285	262,536
Commercial Loans	411	22	1,062	1,495	156,160	157,655
Municipal Loans	—	—	—	—	245,550	245,550
Loans to Individuals	7,241	2,590	3,523	13,354	156,460	169,814
Total	$14,955	$3,393	$8,091	$26,439	$1,324,834	$1,351,273

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,371	$—	$36	$2,194	$—	$40
1-4 Family Residential	2,471	12	37	3,034	8	35
Other	1,717	12	25	2,379	11	36
Commercial Loans	1,480	4	23	2,050	2	30
Municipal Loans	759	—	10	—	—	—
Loans to Individuals	3,099	32	155	3,379	64	179
Total	$10,897	$60	$286	$13,036	$85	$320

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

	March 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,393	$—	$1,204	$1,204	$61
1-4 Family Residential	2,639	—	2,492	2,492	152
Other	1,707	—	1,682	1,682	66
Commercial Loans	1,826	—	1,576	1,576	421
Municipal Loans	759	—	759	759	15
Loans to Individuals	2,457	—	2,216	2,216	1,052
Total	$11,781	$—	$9,929	$9,929	$1,767

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,629	$—	$1,472	$1,472	$103
1-4 Family Residential	2,748	—	2,624	2,624	161
Other	1,800	—	1,778	1,778	73
Commercial Loans	1,606	—	1,369	1,369	240
Municipal Loans	759	—	759	759	15
Loans to Individuals	4,280	—	3,943	3,943	1,950
Total	$13,822	$—	$11,945	$11,945	$2,542

At the time a loss is probable in the collection of contractual amounts, specific reserves are allocated.  Loans are charged off when deemed uncollectible or as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded investment in TDRs for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family Residential	$—	$286	$—	$286	1
Other	338	—	25	363	2
Commercial Loans	261	—	57	318	3
Loans to Individuals	—	17	47	64	4
Total	$599	$303	$129	$1,031	10

	Three Months Ended March 31, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$42	$—	$—	$42	1
1-4 Family Residential	365	—	—	365	4
Commercial Loans	295	—	23	318	4
Loans to Individuals	—	—	6	6	9
Total	$702	$—	$29	$731	18
(1) These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the three months ended March 31, 2014 and March 31, 2013 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2014 and March 31, 2013 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2014 and 2013, there were no material defaults. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss.
At March 31, 2014 and March 31, 2013, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

6.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
FHLB Advances (1)	$506,560	$499,349

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$566,871	$559,660

(1)	At March 31, 2014, the weighted average cost of these advances was 1.45%. Long-term FHLB Advances have maturities ranging from April 2015 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1736% through June 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.5361% through April 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.48335% through June 15, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0356% through May 22, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

7.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Restoration Plan
	2014	2013	2014	2013
Service cost	$448	$556	$69	$51
Interest cost	872	785	136	99
Expected return on assets	(1,412)	(1,198)	—	—
Net actuarial loss recognition	131	545	101	98
Prior service (credit) cost amortization	(4)	(11)	1	—
Net periodic benefit cost	$35	$677	$307	$248

Employer Contributions.  For the three months ended March 31, 2014, contributions of $60,000 have been made to our Restoration Plan. We do not anticipate contributing to our Defined Benefit Pension Plan in 2014.

8.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,340,098 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers. No grants were made under the 2009 Incentive Plan during the first three months of 2014 or 2013.

As of March 31, 2014, there were 403,970 unvested awards outstanding.  For the three months ended March 31, 2014, there was share-based compensation expense of $286,000 with an associated income tax benefit for the three months of $100,000. As of March 31, 2013, there were 375,461 unvested awards outstanding.  Share-based compensation expense for the three months ended March 31, 2013 was $207,000 with an associated income tax benefit for the three months of $72,000.

As of March 31, 2014 and 2013, there was $2.8 million and $2.0 million of unrecognized compensation cost, respectively, related to the unvested awards outstanding. The remaining cost at March 31, 2014 is expected to be recognized over a weighted-average period of 2.93 years.

The NQSOs have contractual terms of 10 years and vest in equal annual installments over three- and four-year periods.

The fair value of each RSU is the closing stock price on the date of grant.  The RSUs vest in equal annual installments over three- and four-year periods.

Each award is evidenced by an award agreement that specifies the exercise price, if applicable, the duration of the award, the number of shares to which the award pertains, and such other provisions as the Board determines.

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  For the three months ended March 31, 2014, there were 2,395 shares issued in connection with stock compensation awards from available authorized shares. No shares were issued during the three months ended March 31, 2013.

The following table presents activity related to our RSUs and NQSOs as of March 31, 2014.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2014	738,764	56,823	$22.00	501,846	$20.56	$6.18
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	(2,395)	17.56	5.15
Stock awards vested	—	—	—	—	—	—
Forfeited	12,772	(2,901)	22.11	(9,871)	21.89	6.50
Canceled/expired	1,898	—	—	(1,898)	18.99	5.27
Balance, March 31, 2014	753,434	53,922	$21.99	487,682	$20.55	$6.18

Other information regarding options outstanding and exercisable as of March 31, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$16.58	-	$25.85	487,682	$20.55	8.45	137,634	$17.57
Total			487,682	$20.55	8.45	137,634	$17.57

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option) of outstanding stock options and exercisable stock options was $4.6 million and $1.7 million at March 31, 2014, respectively.

The total intrinsic value and cash received from stock options exercised during the three months ended March 31, 2014 was approximately $24,000 and $42,000, respectively. There were no stock options exercised during the three months ended March 31, 2013.

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

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At March 31, 2014 and December 31, 2013, based on our estimates of fair value, no valuation allowance was recognized.

Foreclosed Assets – Foreclosed assets are initially recorded at fair value less costs to sell.  The fair value of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, sales cost estimates, etc.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with initial recognition of foreclosed assets, we recognize charge-offs through the allowance for loan losses to the extent the fair value of the foreclosed asset, less costs to sell, is less than the loan amount.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2014 and December 31, 2013, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Three Months Ended March 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$10,529	$—	$10,529	$—	$—
State and Political Subdivisions	235,901	—	235,901	—	—
Other Stocks and Bonds	13,232	—	13,232	—	—
Mortgage-backed Securities: (1)
Residential	797,609	—	797,609	—	—
Commercial	117,452	—	117,452	—	—
Total recurring fair value measurements	$1,174,723	$—	$1,174,723	$—	$—

Nonrecurring fair value measurements
Foreclosed assets (2)	$930	$—	$—	$930	$(30)
Impaired loans (3)	8,162	—	—	8,162	(22)
Total nonrecurring fair value measurements	$9,092	$—	$—	$9,092	$(52)

	At or For the Year Ended December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$10,129	$—	$10,129	$—	$—
State and Political Subdivisions	314,074	—	314,074	—	—
Other Stocks and Bonds	13,226	—	13,226	—	—
Mortgage-backed Securities: (1)
Residential	772,085	—	772,085	—	—
Commercial	68,173	—	68,173	—	—
Total recurring fair value measurements	$1,177,687	$—	$1,177,687	$—	$—

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,627	$—	$—	$1,627	$(485)
Impaired loans (3)	9,403	—	—	9,403	(64)
Total nonrecurring fair value measurements	$11,030	$—	$—	$11,030	$(549)

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(3)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

For the periods prior to the TRUPs sale in December 2013, the following table presents additional information about the TRUPs measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value (in thousands):

Three Months Ended March 31,
2013
TRUPs
Balance at Beginning of Period	$990

Total gains or losses (realized/unrealized):
Included in earnings	(42)
Included in other comprehensive income (loss)	(356)
Purchases	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	—
Balance at End of Period	$592

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(42)

The significant unobservable inputs used in the fair value measurement of our TRUPs included the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Significant increases (decreases) in any of those inputs would result in a significant lower (higher) fair value.

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2014, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
Cash and cash equivalents - The carrying amount for cash and cash equivalents is a reasonable estimate of those assets' fair value.
Investment and mortgage-backed securities - Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.
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
Federal funds purchased and repurchase agreements - Federal funds purchased generally have original terms to maturity of one day and repurchase agreements, generally less than one year, and therefore both, are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.
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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
March 31, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$57,392	$57,392	$57,392	$—	$—
Investment securities:
Held to maturity, at carrying value	390,889	387,903	—	387,903	—
Mortgage-backed securities:
Held to maturity, at carrying value	265,627	266,006	—	266,006	—
FHLB stock and other investments, at cost	29,396	29,396	—	29,396	—
Loans, net of allowance for loan losses	1,351,606	1,327,163	—	—	1,327,163
Loans held for sale	207	207	—	207	—
Financial Liabilities:
Retail deposits	$2,546,843	$2,545,431	$—	$2,545,431	$—
Federal funds purchased and repurchase agreements	1,914	1,914	—	1,914	—
FHLB advances	526,257	513,836	—	513,836	—
Long-term debt	60,311	43,901	—	43,901	—

		Estimated Fair Value
December 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$54,431	$54,431	$54,431	$—	$—
Investment securities:
Held to maturity, at carrying value	391,552	377,383	—	377,383	—
Mortgage-backed securities:
Held to maturity, at carrying value	275,569	271,836	—	271,836	—
FHLB stock and other investments, at cost	36,130	36,130	—	36,130	—
Loans, net of allowance for loan losses	1,332,396	1,306,524	—	—	1,306,524
Loans held for sale	151	151	—	151	—
Financial Liabilities:
Retail deposits	$2,527,808	$2,526,143	$—	$2,526,143	$—
Federal funds purchased and repurchase agreements	859	859	—	859	—
FHLB advances	572,794	559,648	—	559,648	—
Long-term debt	60,311	43,476	—	43,476	—

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

10.     Income Taxes

The provision for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Current tax provision	$2,016	$816
Deferred tax (benefit) provision	(857)	1,031
Provision for tax expense charged to operations	$1,159	$1,847

Net deferred tax assets totaled $15.7 million at March 31, 2014 and $18.4 million at December 31, 2013. The decrease in net deferred tax assets resulted primarily from a decrease in unrealized losses on securities available for sale, while offset by an increase in the alternative minimum tax credit. No valuation allowance for deferred tax assets was recorded at March 31, 2014 or December 31, 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized because they are supported by recoverable taxes paid in prior years. There was approximately $50,000 in unrecognized tax benefits at March 31, 2014.

We recognized income tax expense of $1.2 million, for an effective tax rate of 12.4% for the three months ended March 31, 2014 compared to $1.8 million, for an effective tax rate of 17.0% for the three months ended March 31, 2013. The effective tax rate differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt interest from loans, securities and bank owned life insurance. The lower effective tax rate for the three months ended March 31, 2014 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2013.
We file income tax returns in the U.S. federal jurisdiction and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.
11.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

We had outstanding unused commitments to extend credit of $170.1 million and $156.2 million at March 31, 2014 and December 31, 2013, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at both March 31, 2014 and December 31, 2013 were $13.8 million, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.0 million and $5.9 million at March 31, 2014 and December 31, 2013, respectively.

The scheduled maturities of unused commitments were as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Unused commitments:
Due in one year or less	$122,928	$110,210
Due after one year	47,208	46,032
Total	$170,136	$156,242

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
Securities. In the normal course of business we buy and sell securities.  There were approximately $1.0 million of unsettled trades to purchase securities at both March 31, 2014 and December 31, 2013.  There were no unsettled trades to sell securities as of March 31, 2014. There were $3.9 million unsettled trades to sell securities as of December 31, 2013.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2014 or December 31, 2013.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.
We reported a decrease in net income for the three months ended March 31, 2014 compared to the same period in 2013.  Net income for the three months ended March 31, 2014 was $8.2 million compared to $9.0 million for the same period in 2013.

Forward-Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

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

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities ("MBS") portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.

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

As of March 31, 2014, our review of the loan portfolio indicated that a loan loss allowance of $18.8 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 5– Loans and Allowance for Probable Loan Losses” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Impairment of Investment Securities and Mortgage-backed Securities.  Investment and MBS classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive (loss) income,” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity ("HTM") are subject to our review to identify when a decline in value is other-than-temporary.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  Factors considered in determining whether a decline in value is other-than-temporary include: (1) whether the decline is substantial; the duration of the decline; the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets we consider expected cash flows of the investment in determining if impairment exists.
Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2013.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2014, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.06%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2014 and December 31, 2013 are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this report.

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
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this report.
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
During the three months ended March 31, 2014, we sold long duration municipal securities and U.S. Agency MBS that resulted in a slight overall gain on the sale of AFS securities of $11,000. The purpose of the municipal securities sales were two fold. As long-term interest rates decreased and municipal spreads tightened we sold municipal securities to reduce the overall duration in the securities portfolio and to reduce tax free income due to the additional tax free income from yield to maturity amortization compared to yield to call amortization. During the quarter we purchased U.S. Agency commercial MBS with maturities ten years or less and premium U.S. Agency MBS at prices that create a favorable risk reward scenario with limited extension. Our total investment securities and U.S. Agency MBS decreased slightly from $1.84 billion at December 31, 2013 to $1.83 billion at March 31, 2014. At March 31, 2014, total unamortized premium for our MBS increased to $27.4 million from $26.8 million at December 31, 2013, as a result of a net increase in the MBS portfolio of $64.9 million at March 31, 2014, to $1.18 billion, from $1.12 billion at December 31, 2013. Total unamortized premium for our MBS was $41.0 million at March 31, 2013.
The average coupon of the MBS portfolio decreased to 4.18% at March 31, 2014 from 4.31% at December 31, 2013. The average coupon of the municipal securities portfolio increased to 4.92% at March 31, 2014 when compared to 4.91% at December 31, 2013. At March 31, 2014, securities as a percentage of assets decreased to 53.3% as compared to 53.5% at December 31, 2013.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings decreased 8.1%, or $46.5 million, to $526.3 million at March 31, 2014 from $572.8 million at December 31, 2013, due to the increase in deposits and the decrease in the securities portfolio. During the three months ended March 31, 2014, our long-term FHLB advances increased $7.2 million, to $506.6 million, from $499.3 million at December 31, 2013. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our long-term brokered CDs decreased from $54.4 million at December 31, 2013 to $35.4 million at March 31, 2014.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  When looking at deposits without brokered CDs, the overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, to 22.4% at March 31, 2014 from 24.7% at March 31, 2013 and 25.4% at December 31, 2013.

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
Net interest income for the three months ended March 31, 2014 was $27.9 million, an increase of $6.4 million, or 30.0%, compared to the same period in 2013 as a result of an increase in interest income, along with a decrease in interest expense.
During the three months ended March 31, 2014, total interest income increased $5.7 million, or 21.4%, to $32.2 million compared to $26.6 million, for the same period in 2013.  The increase in total interest income was the result of an increase in the average yield on earning assets from 4.01% for the three months ended March 31, 2013 to 4.46% for the three months ended March 31, 2014, and the increase in average interest earning assets of $277.8 million, or 9.2%, from $3.01 billion for the three months ended March 31, 2013 to $3.28 billion for the same period in 2014.  Total interest expense decreased $754,000, or 14.8%, to $4.3 million, during the three months ended March 31, 2014, as compared to $5.1 million during the same period in 2013.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2014, to 0.66% from 0.87% for the same period in 2013, which more than offset the increase in average interest bearing liabilities of $285.3 million, or 12.0%, from $2.37 billion for the three months ended March 31, 2013, to $2.66 billion for the same period in 2014.
Our average yield on interest bearing liabilities decreased 21 basis points as a result of a continued low interest rate environment, the repricing of deposits into this low interest rate environment and the repricing of higher priced FHLB advances that matured or were prepaid. For the three months ended March 31, 2014, our net interest spread and net interest margin increased to 3.80% and 3.93%, respectively, from 3.14% and 3.32%, respectively, for the same period in 2013.
For the three months ended March 31, 2014, average loans increased $97.2 million, or 7.7%, to $1.36 billion, when compared to $1.27 billion for the same period in 2013.   Real estate loans represent a large part of this increase.  The average yield on loans decreased from 5.96% for the three months ended March 31, 2013, to 5.76% for the three months ended March 31, 2014, due to overall lower interest rates. Interest income on loans increased $698,000, or 4.0%, to $18.4 million for the three months ended March 31, 2014, when compared to $17.7 million for the same period in 2013 as a result of an increase in the average balance which more than offset the decrease in the average yield. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and MBS increased $174.8 million, or 10.6%, to $1.82 billion for the three months ended March 31, 2014, when compared to $1.64 billion for the same period in 2013.  The overall yield on average investment and MBS increased to 3.71% during the three months ended March 31, 2014, from 2.71% during the same period in 2013 primarily as a result of an increase in MBS.  Interest income from investment and MBS increased $5.0 million, or 56.6%, to $13.8 million for the three months ended March 31, 2014, compared to $8.8 million for the same period in 2013.  This increase in interest income was due to an increase in the average yield and average balance.
Average FHLB stock and other investments increased $4.7 million, or 17.5%, to $31.6 million for the three months ended March 31, 2014, when compared to $26.9 million for the same period in 2013 due to an increase in average FHLB advances during 2014 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $5,000, or 7.7%, during the three months ended March 31, 2014, when compared to the same period in 2013 due to an increase in the average balance which more than offset the decrease in average yield from 0.98% for the three months ended March 31, 2013, to 0.90% for the same period in 2014.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
Average interest earning deposits increased $2.9 million, or 4.4%, to $69.4 million for the three months ended March 31, 2014, when compared to $66.5 million for the same period in 2013.  Interest income from interest earning deposits was $43,000, for both the three months ended March 31, 2014 and 2013. The slight increase in the average balance was offset by the decrease in the average yield from 0.26% for the three months ended March 31, 2013 to 0.25% for the same period in 2014.
During the three months ended March 31, 2014, our average securities increased more than our average loans increased compared to the same period in 2013.  The mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets as average securities increased to 56.3% during the three months ended March 31, 2014, compared to 55.6% during the same period in 2013. Average loans increased to 41.6% of average total interest earning assets and other interest earning asset categories averaged 2.1% for the three months ended March 31, 2014.  During the same period in 2013, the comparable mix was 42.2% in loans and 2.2% in the other interest earning asset categories.
Total interest expense decreased $754,000, or 14.8%, to $4.3 million during the three months ended March 31, 2014, as compared to $5.1 million during the same period in 2013.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 0.87% for the three months ended March 31, 2013, to 0.66% for the three months ended March 31, 2014, which more than offset the increase in average interest bearing liabilities of $285.3 million, or 12.0%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase in average interest bearing liabilities included an increase in interest bearing deposits of $217.1 million, or 12.1%, and an increase in long-term FHLB advances of $133.1 million, or 36.2%, which was partially offset by a decrease in short-term interest bearing liabilities of $64.9 million, or 42.0%.
Our average total deposits increased $213.7 million, or 9.2%, from $2.33 billion for the three months ended March 31, 2013 to $2.54 billion for the three months ended March 31, 2014. The increase in our average total deposits is primarily the result of an increase in public fund deposits and deposit growth due to market penetration. Average interest bearing deposits increased $217.1 million, or 12.1%, from $1.79 billion for the three months ended March 31, 2013 to $2.00 billion for the same period in 2014, while the average rate paid decreased from 0.47% for the three months ended March 31, 2013, to 0.43% for the three months ended March 31, 2014.    Average time deposits increased $15.3 million, or 2.5%, from $622.2 million for the three months ended March 31, 2013 to $637.5 million for the same period in 2014, while the average rate paid decreased to 0.74% for the three months ended March 31, 2014, as compared to 0.76% for the same period in 2013.  Average interest bearing demand deposits increased $194.5 million, or 18.3%, while the average rate paid decreased to 0.30% for the three months ended March 31, 2014, as compared to 0.33% for the same period in 2013.  Average savings deposits increased $7.3 million, or 7.0%, while the average rate paid decreased slightly to 0.13% for the three months ended March 31, 2014, as compared to 0.14% for the same period in 2013.  Interest expense for interest bearing deposits for the three months ended March 31, 2014, increased $46,000, or 2.2%, when compared to the same period in 2013, due to the increase in the average balance which was slightly offset by a decrease in the average yield.  Average noninterest bearing demand deposits decreased $3.3 million, or 0.6%, during the three months ended March 31, 2014 compared to the same period in 2013.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 74.9% of total average deposits during the three months ended March 31, 2014 compared to 73.3% during the same period in 2013.
At March 31, 2014, we had $35.4 million in brokered CDs that represented 1.4% of deposits, all with maturities of less than seven years. At December 31, 2013, we had $54.4 million in brokered CDs that represented 2.2% of deposits, all with maturities of less than five years.
For the three months ended March 31, 2014, average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $89.4 million, a decrease of $64.9 million, or 42.0%, when compared to the same period in 2013.  Interest expense associated with short-term interest bearing liabilities decreased $1.2 million, or 94.3%, for the three months ended March 31, 2014 compared to the same period in 2013 and the average rate paid decreased to 0.32% for the three months ended March 31, 2014, compared to 3.29% for the same period in 2013.
Average long-term interest bearing liabilities consisting of FHLB advances increased $133.1 million, or 36.2%, during the three months ended March 31, 2014 to $501.1 million, as compared to $368.0 million for the three months ended March 31, 2013.  Interest expense associated with long-term FHLB advances increased $389,000, or 27.4%, while the average rate paid decreased 10 basis points for the three months ended March 31, 2014, when compared to the same period in 2013.  The increase in the average long-term FHLB advances was due primarily to the increase in the purchase of long-term advances during the three months ended March 31, 2014, when compared to the same period in 2013.
Average long-term debt, consisting of our junior subordinated debentures was $60.3 million for the three months ended March 31, 2014 and 2013.  Interest expense associated with long-term debt decreased $10,000, or 2.8%, to $352,000 for the three months ended March 31, 2014, when compared to $362,000 for the same period in 2013, as a result of a slight decrease in the average yield of six basis points during the three months ended March 31, 2014, when compared to the same period in 2013.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	March 31, 2014			March 31, 2013
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,364,571	$19,375	5.76%	$1,267,371	$18,628	5.96%
Loans Held For Sale	425	5	4.77%	2,266	16	2.86%
Securities:
Investment Securities (Taxable)(4)	26,436	123	1.89%	90,231	364	1.64%
Investment Securities (Tax-Exempt)(3)(4)	643,343	8,842	5.57%	513,349	6,672	5.27%
Mortgage-backed Securities (4)	1,148,259	7,682	2.71%	1,039,671	3,936	1.54%
Total Securities	1,818,038	16,647	3.71%	1,643,251	10,972	2.71%
FHLB stock and other investments, at cost	31,619	70	0.90%	26,912	65	0.98%
Interest Earning Deposits	69,392	43	0.25%	66,487	43	0.26%
Total Interest Earning Assets	3,284,045	36,140	4.46%	3,006,287	29,724	4.01%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,991			48,660
Bank Premises and Equipment	52,286			50,128
Other Assets	121,102			129,565
Less: Allowance for Loan Loss	(18,648)			(20,003)
Total Assets	$3,484,776			$3,214,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$111,687	35	0.13%	$104,420	36	0.14%
Time Deposits	637,546	1,163	0.74%	622,244	1,162	0.76%
Interest Bearing Demand Deposits	1,255,678	918	0.30%	1,061,190	872	0.33%
Total Interest Bearing Deposits	2,004,911	2,116	0.43%	1,787,854	2,070	0.47%
Short-term Interest Bearing Liabilities	89,440	71	0.32%	154,291	1,250	3.29%
Long-term Interest Bearing Liabilities – FHLB Dallas	501,066	1,808	1.46%	368,003	1,419	1.56%
Long-term Debt (5)	60,311	352	2.37%	60,311	362	2.43%
Total Interest Bearing Liabilities	2,655,728	4,347	0.66%	2,370,459	5,101	0.87%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	535,349			538,697
Other Liabilities	25,540			46,999
Total Liabilities	3,216,617			2,956,155
SHAREHOLDERS’ EQUITY	268,159			258,482
Total Liabilities and Shareholders’ Equity	$3,484,776			$3,214,637
NET INTEREST INCOME		$31,793			$24,623
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.93%			3.32%
NET INTEREST SPREAD			3.80%			3.14%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,017 and $979 for the three months ended March 31, 2014 and 2013, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $2,884 and $2,184 for the three months ended March 31, 2014 and 2013, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of March 31, 2014 and 2013, loans totaling $5,869 and $8,570, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2014, these investments were 15.1% of total assets as compared with 14.1% for December 31, 2013 and 14.8% for March 31, 2013.  The increase to 15.1% at March 31, 2014 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2014.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At March 31, 2014, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $518.7 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios, interest rate spreads and margins.  The ALCO performs interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and adequacy of the liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact on net interest income of several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

Noninterest income was $5.8 million for the three months ended March 31, 2014, compared to $10.2 million for the same period in 2013, a decrease of $4.4 million, or 43.3%.  The primary reason for the decrease in noninterest income for the three months ended March 31, 2014, was due to the decrease in net gain on sale of securities AFS.

During the three months ended March 31, 2014, we had net gain on sale of AFS securities of $11,000, compared to $4.3 million for the same period in 2013. During the quarter ended March 31, 2014, we sold long duration, lower coupon municipal securities, U.S. Agency MBS and to a lesser extent, U.S. Agency debentures.   The fair value of the AFS securities portfolio at March 31, 2014 was $1.17 billion with a net unrealized gain on that date of $8.9 million.  The net unrealized gain is comprised of $20.1 million in unrealized gains and $11.2 million in unrealized losses.  The fair value of the HTM securities portfolio at March 31, 2014 was $653.9 million with a net unrealized loss on that date of $14.6 million.  The net unrealized loss is comprised of $15.4 million in unrealized gains and $30.0 million in unrealized losses.  During the three months ended March 31, 2014, we pro-actively managed the investment portfolio which included maintaining the blend of our investment portfolio.

Gain on sale of loans decreased $239,000, or 74.9%, for the three months ended March 31, 2014, when compared to the same period in 2013.  The decrease for the three months ended March 31, 2014 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Bank owned life insurance increased $60,000, or 23.6%, for the three months ended March 31, 2014, due to an increase in average BOLI assets when compared to the same period in 2013.

Other income increased $92,000, or 10.3%, for the three months ended March 31, 2014, when compared to the same period in 2013, primarily due to increases in brokerage service fees, merchant services income, and credit card fees which were slightly offset by a decrease in the Southside Select fee income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.

Noninterest expense was $20.2 million for the three months ended March 31, 2014, compared to $20.3 million for the same period in 2013, representing a decrease of $137,000, or 0.7%, for the three months ended March 31, 2014.

Salaries and employee benefits expense decreased $107,000, or 0.8%, during the three months ended March 31, 2014, when compared to the same period in 2013.  The decrease for the three months ended March 31, 2014 was primarily the result of the decrease in retirement expense which was partially offset by the increase in direct salary expense.

Direct salary expense and payroll taxes increased $551,000, or 5.0%, during the three months ended March 31, 2014 when compared to the same period in 2013 due to increases in personnel and normal salary increases effective in the first quarter of 2014.

Retirement expense, included in salary and benefits, decreased $679,000, or 55.1%, for the three months ended March 31, 2014, when compared to the same period in 2013.  The decrease was primarily related to the decrease in the defined benefit plan expense due to the funded status of the plan and the increase in the discount rate to 5.06% from 4.08% for the same period in 2013.

ATM and debit card expense decreased $64,000, or 16.8%, for the three months ended March 31, 2014, when compared to the same period in 2013. This was attributable to a nonrecurring transaction expense of $80,000 that occurred during the first three months of 2013 which was slightly offset by higher transaction cost in the first three months of 2014.

Professional fees increased $287,000, or 44.8%, for the three months ended March 31, 2014, when compared to the same period in 2013, due to increases in accounting and audit fees.

Telephone and communication expenses decreased $173,000, or 38.4%, for the three months ended March 31, 2014, when compared to the same period in 2013. The decrease was due to the continued effects of moving to a consolidated system and vendor changes in 2013.

Income Taxes

Pre-tax income for the three months ended March 31, 2014 was $9.4 million, compared to $10.9 million for the same period in 2013.  Income tax expense was $1.2 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013.  The effective tax rate as a percentage of pre-tax income was 12.4% for the three months ended March 31, 2014 compared to 17.0%, for the same period in 2013.  The decrease in the effective tax rate for the three months ended March 31, 2014 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same period in 2013. The increase in tax-exempt income as a percentage of taxable income was primarily due to the significant increase in our average tax-exempt securities portfolio for the three months ended March 31, 2014 compared to the same period in 2013. Net deferred assets totaled $15.7 million at March 31, 2014, as compared to $18.4 million at December 31, 2013.

Capital Resources

Our total shareholders' equity at March 31, 2014, was $271.4 million, representing an increase of 4.6%, or $11.9 million from December 31, 2013 and represented 7.9% of total assets at March 31, 2014, compared to 7.5% of total assets at December 31, 2013.

Increases to our shareholders’ equity consisted primarily of net income of $8.2 million, an increase in accumulated other comprehensive income of $6.8 million, the issuance of $257,000 in common stock (8,325 shares) through our dividend reinvestment plan, and $286,000 of stock compensation expense. These increases were slightly offset by $3.8 million in cash dividends paid.

On March 20, 2014 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 10, 2014, which was paid on May 1, 2014.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of March 31, 2014, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$340,919	22.12%	$123,315	8.00%	N/A	N/A
Bank Only	$338,181	21.94%	$123,312	8.00%	$154,140	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$321,831	20.88%	$61,657	4.00%	N/A	N/A
Bank Only	$319,093	20.70%	$61,656	4.00%	$92,484	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$321,831	9.34%	$137,894	4.00%	N/A	N/A
Bank Only	$319,093	9.26%	$137,820	4.00%	$172,275	5.00%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework will change as a result of the Dodd-Frank Act and as a result of a separate international regulatory capital initiative known as “Basel III.” See the section captioned “Supervision and Regulation” in Item 1. Business of our 2013 Annual Report on Form 10-K for more information on these topics.
Management believes that, as of March 31, 2014, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Return on Average Assets	0.96%	1.14%
Return on Average Shareholders' Equity	12.44	14.19
Dividend Payout Ratio – Basic	47.73	41.67
Dividend Payout Ratio – Diluted	47.73	41.67
Average Shareholders' Equity to Average Total Assets	7.70	8.04

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2013.  There were no substantial changes in these concentrations during the three months ended March 31, 2014.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans, which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At March 31, 2014, the SFG loans totaled approximately $93.6 million.  Our loan growth may accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $19.1 million, or 1.4%, to $1.37 billion for the three months ended March 31, 2014 from $1.35 billion at December 31, 2013, and increased $88.7 million, or 6.9%, from $1.28 billion at March 31, 2013.  Average loans increased $97.2 million, or 7.7%, during the three months ended March 31, 2014 when compared to the same period in 2013.

Our market areas to date have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced.  However, we did experience a slight slowdown as a result of the real estate led downturn across the country during 2008 and continuing into 2011. During 2012 and 2013, our markets stabilized and in some cases strengthened. A more severe decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals for the periods presented:

	At March 31, 2014	At December 31, 2013	At March 31, 2013
	(in thousands)
Real Estate Loans:
Construction	$135,237	$125,219	$119,326
1-4 Family Residential	395,809	390,499	376,421
Other	272,868	262,536	242,571
Commercial Loans	154,524	157,655	160,831
Municipal Loans	240,114	245,550	215,869
Loans to Individuals	171,841	169,814	166,629
Total Loans	$1,370,393	$1,351,273	$1,281,647

Construction loans increased $10.0 million, or 8.0%, to $135.2 million at March 31, 2014 from $125.2 million at December 31, 2013, and $15.9 million, or 13.3%, from $119.3 million at March 31, 2013, due to increased activity in the Austin and Dallas-Fort Worth markets.

Our 1-4 family residential mortgage loans increased $5.3 million, or 1.4%, to $395.8 million at March 31, 2014, from $390.5 million at December 31, 2013, and $19.4 million, or 5.2%, from $376.4 million at March 31, 2013, due primarily to the low interest rate environment and increased activity in the Dallas-Fort Worth market.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $10.3 million, or 3.9%, to $272.9 million at March 31, 2014, from $262.5 million at December 31, 2013, and increased $30.3 million, or 12.5%, from $242.6 million at March 31, 2013.

Commercial loans decreased $3.1 million, or 2.0%, to $154.5 million at March 31, 2014, from $157.7 million at December 31, 2013, and decreased $6.3 million, or 3.9%, from $160.8 million at March 31, 2013.

Municipal loans decreased $5.4 million, or 2.2%, to $240.1 million at March 31, 2014, from $245.6 million at December 31, 2013, and increased $24.2 million, or 11.2%, from $215.9 million at March 31, 2013.

Loans to individuals, which includes SFG loans, increased $2.0 million, or 1.2%, to $171.8 million at March 31, 2014, from $169.8 million at December 31, 2013, and increased $5.2 million, or 3.1%, from $166.6 million at March 31, 2013.  The increase for the three months ended March 31, 2014 is due to an increase in SFG loans purchased.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the Special Assets department, and the Loan Review department.  Third, the Loan Review department independently reviews the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The Loan Review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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

SFG loans, included in loans to individuals, experiencing past due status or extension of maturity characteristics are reserved for at higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to repay than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increase the risk of collateral deterioration and, accordingly, reserves are increased to recognize this risk.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.

As of March 31, 2014, our review of the loan portfolio indicated that a loan loss allowance of $18.8 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three months ended March 31, 2014, loan charge-offs were $4.8 million and recoveries were $545,000, resulting in net charge-offs of $4.2 million.  For the three months ended March 31, 2013, loan charge-offs were $3.2 million, and recoveries were $617,000, resulting in net charge-offs of $2.5 million.  The increase in net charge-offs for the three months ended March 31, 2014, was primarily related to an increase in the level of charge-offs in the consumer portfolio.  The necessary provision expense was estimated at $4.1 million for the three months ended March 31, 2014, compared to $492,000 for the comparable period in 2013.  The increase in provision expense for the three months ended March 31, 2014, compared to the same period in 2013 was due in part to low provision expense during the first quarter of 2013 and the increase in the level of charge-offs in the consumer portfolio during the first quarter of 2014.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, other real estate owned ("OREO"), repossessed assets and restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2014	At December 31, 2013	At March 31, 2013
Nonaccrual loans	$5,869	$8,088	$8,570
Accruing loans past due more than 90 days	—	3	2
Restructured loans	4,090	3,888	3,317
Other real estate owned	476	726	584
Repossessed assets	454	901	108
Total Nonperforming Assets	$10,889	$13,606	$12,581

	At March 31, 2014	At December 31, 2013	At March 31, 2013
Asset Quality Ratios:
Nonaccruing loans to total loans	0.43%	0.60%	0.67%
Allowance for loan losses to nonaccruing loans	320.11	233.40	216.36
Allowance for loan losses to nonperforming assets	172.53	138.74	147.38
Allowance for loan losses to total loans	1.37	1.40	1.45
Nonperforming assets to total assets	0.32	0.39	0.38
Net charge-offs to average loans	1.26	0.82	0.81

Total nonperforming assets at March 31, 2014 were $10.9 million, a decrease of $2.7 million, or 20.0%, from $13.6 million at December 31, 2013 and a decrease of $1.7 million, or 13.4%, from $12.6 million at March 31, 2013.  The decrease in nonperforming assets for the three months ended March 31, 2014 is primarily a result of a decrease in nonaccrual loans.

From December 31, 2013 to March 31, 2014, nonaccrual loans decreased $2.2 million, or 27.4%, to $5.9 million, and from March 31, 2013, decreased $2.7 million, or 31.5%.  Of the total nonaccrual loans at March 31, 2014, 17.6% are residential real estate loans, 8.8% are commercial real estate loans, 17.5% are commercial loans, 35.6% are loans to individuals, primarily SFG automobile loans, and 20.5% are construction loans. Restructured loans increased $202,000, or 5.2%, to $4.1 million at March 31, 2014, from $3.9 million at December 31, 2013 and $773,000, or 23.3%, from $3.3 million at March 31, 2013.  OREO decreased $250,000, or 34.4%, to $476,000 at March 31, 2014 from $726,000 at December 31, 2013 and $108,000, or 18.5%, from $584,000 at March 31, 2013.  The OREO at March 31, 2014, consisted primarily of commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $447,000, or 49.6%, to $454,000 at March 31, 2014, from $901,000 at December 31, 2013 and increased $346,000, or 320.4%, from $108,000 at March 31, 2013.

Pending Acquisition

On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OmniAmerican Bancorp, Inc., a Maryland corporation (“OmniAmerican”) and the holding company for OmniAmerican Bank, a federal savings association based in Fort Worth, Texas. As of March 31, 2014, OmniAmerican had $1.4 billion in assets. The Merger Agreement provides that, subject to the terms and conditions thereof, OmniAmerican will merge with and into the Company, with the Company as the surviving corporation. The Merger is expected to close during the fourth quarter of 2014, subject to receipt of regulatory approvals and approvals by both our and OmniAmerican's shareholders.

Pursuant to the Merger Agreement, each outstanding share of common stock of OmniAmerican will be converted into (a) 0.4459 of a share of common stock of the Company, subject to adjustment pursuant to the terms of the Merger Agreement and (b) $13.125 in cash.

Recent Accounting Pronouncements

See “Note 1 – Basis of Presentation” in our consolidated financial statements included in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes in the types of market risks we face since December 31, 2013.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.74% and 5.35%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.05% and 3.00%, respectively, relative to the base case over the next 12 months. As of December 31, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 5.86% and 8.42%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.69% and 4.15%, respectively, relative to the base case over the next 12 months. As of March 31, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 4.17% and 6.44%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.98% and 1.07%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail below. Based on a number of factors, including remediation actions taken to address the material weakness, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, management identified a control deficiency that was determined to be a material weakness related to our interest income recognition on callable municipal securities purchased at a premium. As a result of the control deficiency, we did not properly amortize the premium to the maturity of the security, but instead we amortized the premium to the earliest call date. The control deficiency resulted in an interest income recognition error for individual callable municipal securities purchased at a premium that required specific accounting in accordance with generally accepted accounting principles.

As of March 31, 2014, management believes it has placed in operation controls to address the material weakness. Specifically, we enhanced our interest income recognition controls for callable municipal securities purchased at a premium. We are amortizing all of our municipal securities purchased at a premium to the maturity date of the security. However, given the timing of these remediation activities there was not sufficient evidence to make a determination as to their sustained effectiveness. As a result, management is evaluating the operating effectiveness of the controls implemented to ensure sustainability and will take further remediation actions should any evidence of ineffectiveness be found.

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

Management believes the measures described above and others that will be implemented as necessary will remediate the control deficiency we identified and strengthen our internal control over financial reporting. Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at March 31, 2014 such litigation is not material to our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	May 9, 2014	BY:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 9, 2014	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*2	Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc.

*3 (a)	Restated Certificate of Formation of Southside Bancshares, Inc. effective May 2, 2014.

3 (b)	Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 9, 2012 (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed August 10, 2012, and incorporated herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.