Form 10-Q
period 2014-06-30
SOUTHSIDE BANCSHARES INC
filed 2014-08-07
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of August 4, 2014 was 18,845,618 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$53,880	$45,624
Interest earning deposits	100,543	8,807
Total cash and cash equivalents	154,423	54,431
Investment securities:
Available for sale, at estimated fair value	351,908	337,429
Held to maturity, at carrying value (estimated fair value of $394,638 and $377,383, respectively)	390,221	391,552
Mortgage-backed securities:
Available for sale, at estimated fair value	751,740	840,258
Held to maturity, at carrying value (estimated fair value of $266,185 and $271,836, respectively)	260,659	275,569
FHLB stock, at cost	25,512	34,065
Other investments, at cost	2,064	2,065
Loans held for sale	755	151
Loans:
Loans	1,391,285	1,351,273
Less: Allowance for loan losses	(18,408)	(18,877)
Net Loans	1,372,877	1,332,396
Premises and equipment, net	53,322	52,060
Goodwill	22,034	22,034
Other intangible assets, net	123	178
Interest receivable	20,512	21,973
Deferred tax asset	12,726	18,415
Unsettled trades to sell securities	19,183	3,933
Other assets	60,603	59,154
TOTAL ASSETS	$3,498,662	$3,445,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$711,391	$529,897
Interest bearing	1,890,087	1,997,911
Total deposits	2,601,478	2,527,808
Short-term obligations:
Federal funds purchased and repurchase agreements	2,057	859
FHLB advances	8,413	73,445
Total short-term obligations	10,470	74,304
Long-term obligations:
FHLB advances	505,710	499,349
Long-term debt	60,311	60,311
Total long-term obligations	566,021	559,660
Unsettled trades to purchase securities	10,269	973
Other liabilities	26,464	23,400
TOTAL LIABILITIES	3,214,702	3,186,145

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 21,315,256 shares issued at June 30, 2014 and 20,386,221 shares issued at December 31, 2013)	26,644	25,483
Paid-in capital	240,305	214,091
Retained earnings	63,469	78,673
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(8,766)	(21,037)
TOTAL SHAREHOLDERS' EQUITY	283,960	259,518
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,498,662	$3,445,663
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income
Loans	$18,305	$18,390	$36,668	$36,055
Investment securities – taxable	143	169	266	533
Investment securities – tax-exempt	6,021	5,907	11,979	10,395
Mortgage-backed securities	7,557	4,680	15,239	8,616
FHLB stock and other investments	38	34	108	99
Other interest earning assets	22	35	65	78
Total interest income	32,086	29,215	64,325	55,776
Interest expense
Deposits	1,984	2,001	4,100	4,071
Short-term obligations	56	389	127	1,639
Long-term obligations	2,190	1,954	4,350	3,735
Total interest expense	4,230	4,344	8,577	9,445
Net interest income	27,856	24,871	55,748	46,331
Provision for loan losses	2,650	2,021	6,783	2,513
Net interest income after provision for loan losses	25,206	22,850	48,965	43,818
Noninterest income
Deposit services	3,794	3,904	7,432	7,657
Net gain on sale of securities available for sale	498	5,001	509	9,346
Total other-than-temporary impairment losses	—	—	—	(52)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	10
Net impairment losses recognized in earnings	—	—	—	(42)

Gain on sale of loans	81	241	161	560
Trust income	762	733	1,542	1,453
Bank owned life insurance income	307	264	621	518
Other	1,073	953	2,056	1,844
Total noninterest income	6,515	11,096	12,321	21,336
Noninterest expense
Salaries and employee benefits	13,092	13,401	26,194	26,610
Occupancy expense	1,786	1,897	3,540	3,768
Advertising, travel & entertainment	605	656	1,148	1,297
ATM and debit card expense	302	303	619	684
Professional fees	1,304	562	2,231	1,202
Software and data processing expense	486	444	987	987
Telephone and communications	320	384	598	835
FDIC insurance	434	409	882	830
FHLB prepayment fees	—	988	—	988
Other	2,097	2,122	4,409	4,284
Total noninterest expense	20,426	21,166	40,608	41,485

Income before income tax expense	11,295	12,780	20,678	23,669
Provision for income tax expense	838	1,712	1,997	3,559
Net income	$10,457	$11,068	$18,681	$20,110
Earnings per common share – basic	$0.55	$0.59	$0.99	$1.07
Earnings per common share – diluted	$0.55	$0.59	$0.99	$1.07
Dividends paid per common share	$0.21	$0.20	$0.42	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$10,457	$11,068	$18,681	$20,110
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities during the period	8,308	(38,536)	18,319	(44,280)
Change in net unrealized loss on securities transferred to held to maturity	278	28	554	28
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	—	—	(10)
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(498)	(5,001)	(509)	(9,346)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	—	—	42
Amortization of net actuarial loss, included in net periodic benefit cost	289	751	521	1,394
Amortization of prior service credit, included in net periodic benefit cost	(4)	(11)	(7)	(22)
Other comprehensive income (loss), before tax	8,373	(42,769)	18,878	(52,194)
Income tax (expense) benefit related to other items of comprehensive income	(2,930)	14,969	(6,607)	18,268
Other comprehensive income (loss), net of tax	5,443	(27,800)	12,271	(33,926)
Comprehensive income (loss)	$15,900	$(16,732)	$30,952	$(13,816)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income			20,110			20,110
Other comprehensive loss					(33,926)	(33,926)
Issuance of common stock (28,529 shares)	35	593				628
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		373				373
Tax benefits related to stock awards		22				22
Net issuance of common stock under employee stock plan	12	63	(62)			13
Cash dividends paid on common stock ($0.40 per share)			(6,964)			(6,964)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at June 30, 2013	$25,420	$212,648	$66,732	$(37,692)	$(30,988)	$236,120

Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net Income			18,681			18,681
Other comprehensive income					12,271	12,271
Issuance of common stock (18,265 shares)	23	500				523
Stock compensation expense		577				577
Tax benefits related to stock awards		38				38
Net issuance of common stock under employee stock plan	14	158	(103)			69
Cash dividends paid on common stock ($0.42 per share)			(7,717)			(7,717)
Stock dividend declared	1,124	24,941	(26,065)			—
Balance at June 30, 2014	$26,644	$240,305	$63,469	$(37,692)	$(8,766)	$283,960

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$18,681	$20,110
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,615	1,807
Amortization of premium	10,750	16,015
Accretion of discount and loan fees	(1,971)	(2,852)
Provision for loan losses	6,783	2,513
Stock compensation expense	577	373
Deferred tax (benefit) expense	(1,361)	909
Excess tax benefits from stock-based compensation	(42)	(22)
Net gain on sale of securities available for sale	(509)	(9,346)
Net other-than-temporary impairment losses	—	42
Gain on premises and equipment	(7)	—
Loss (gain) on other real estate owned	65	(72)
Net change in:
Interest receivable	1,461	(1,947)
Other assets	(1,459)	(6,990)
Interest payable	(40)	(481)
Other liabilities	3,356	69
Loans held for sale	(604)	2,877
Net cash provided by operating activities	37,295	23,005

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	—	(115,647)
Maturities, calls and principal repayments	14,797	118,178
Securities available for sale:
Purchases	(327,668)	(1,018,900)
Sales	252,696	612,459
Maturities, calls and principal repayments	153,637	179,203
Proceeds from redemption of FHLB stock	8,938	5,242
Purchases of FHLB stock and other investments	(384)	(4,506)
Net increase in loans	(49,047)	(35,355)
Purchases of premises and equipment	(2,878)	(1,918)
Proceeds from sales of premises and equipment	8	—
Proceeds from sales of other real estate owned	275	461
Proceeds from sales of repossessed assets	3,268	2,304
Net cash provided by (used in) investing activities	53,642	(258,479)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2014	2013
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	157,322	140,307
Net decrease in certificates of deposit	(83,711)	(3,947)
Net increase (decrease) in federal funds purchased and repurchase agreements	1,198	(127)
Proceeds from FHLB advances	6,267,018	6,792,758
Repayment of FHLB advances	(6,325,689)	(6,786,150)
Excess tax benefits from stock-based awards	42	22
Net issuance of common stock under employee stock plan	69	13
Purchase of common stock	—	(1,899)
Proceeds from the issuance of common stock	523	628
Cash dividends paid	(7,717)	(6,964)
Net cash provided by financing activities	9,055	134,641

Net increase (decrease) in cash and cash equivalents	99,992	(100,833)
Cash and cash equivalents at beginning of period	54,431	150,630
Cash and cash equivalents at end of period	$154,423	$49,797

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$8,617	$9,925
Income taxes paid	$3,550	$1,600

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$2,807	$2,555
Transfer of available for sale securities to held to maturity securities	$—	$290,136
Adjustment to pension liability	$(514)	$(1,372)
5% stock dividend	$26,065	$17,060
Unsettled trades to purchase securities	$(10,269)	$(27,814)
Unsettled trades to sell securities	$19,183	$—
Unsettled issuances of brokered CDs	$—	$11,069

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
The consolidated balance sheet as of June 30, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows and notes to the financial statements for the three- and six-month periods ended June 30, 2014 and 2013 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
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
Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” to clarify when an entity is considered to have obtained physical possession of a residential real estate property collateralizing a consumer mortgage loan. Upon physical possession (from an in-substance possession or foreclosure) of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU is effective for our interim and annual periods beginning after January 1, 2015.  Early adoption is permitted. ASU 2014-04 is not expected to have a material impact on our consolidated financial statements.

2.    Pending Acquisitions

On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OmniAmerican Bancorp, Inc., a Maryland corporation (“OmniAmerican”) and the holding company for OmniAmerican Bank, a federal savings association based in Fort Worth, Texas. As of June 30, 2014, OmniAmerican had $1.4 billion in assets. The Merger Agreement provides that, subject to the terms and conditions thereof, OmniAmerican will merge with and into the Company, with the Company as the surviving corporation. The merger is expected to close during the fourth quarter of 2014, subject to receipt of regulatory approvals and approvals by both our shareholders and OmniAmerican's stockholders.
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

3.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and Diluted Earnings:
Net income	$10,457	$11,068	$18,681	$20,110
Basic weighted-average shares outstanding	18,832	18,744	18,825	18,748
Add: Stock options	93	34	89	28
Diluted weighted-average shares outstanding	18,925	18,778	18,914	18,776

Basic Earnings Per Share:	$0.55	$0.59	$0.99	$1.07

Diluted Earnings Per Share:	$0.55	$0.59	$0.99	$1.07

For the three- and six-month periods ended June 30, 2014, there were approximately 18,000 and 21,000 anti-dilutive shares, respectively. For the three- and six-month periods ended June 30, 2013, there were approximately 10,000 and 18,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Six Months Ended June 30, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)
Other comprehensive income (loss) before reclassifications	18,873	—	—	—	18,873
Reclassified to income	(509)	—	(7)	521	5
Income tax benefit (expense)	(6,427)	—	2	(182)	(6,607)
Net current-period other comprehensive income (loss), net of tax	11,937	—	(5)	339	12,271
Ending balance, net of tax	$3,281	$—	$(17)	$(12,030)	$(8,766)

	Three Months Ended June 30, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(1,977)	$—	$(14)	$(12,218)	$(14,209)
Other comprehensive income (loss) before reclassifications	8,586	—	—	—	8,586
Reclassified to income	(498)	—	(4)	289	(213)
Income tax benefit (expense)	(2,830)	—	1	(101)	(2,930)
Net current-period other comprehensive income (loss), net of tax	5,258	—	(3)	188	5,443
Ending balance, net of tax	$3,281	$—	$(17)	$(12,030)	$(8,766)

	Six Months Ended June 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive income (loss) before reclassifications	(44,416)	154	—	—	(44,262)
Reclassified to income	(9,346)	42	(22)	1,394	(7,932)
Income tax benefit (expense)	18,816	(68)	8	(488)	18,268
Net current-period other comprehensive (loss) income, net of tax	(34,946)	128	(14)	906	(33,926)
Ending balance, net of tax	$(4,446)	$(1,012)	$234	$(25,764)	$(30,988)

	Three Months Ended June 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$24,194	$(1,371)	$241	$(26,252)	$(3,188)
Other comprehensive income (loss) before reclassifications	(39,060)	552	—	—	(38,508)
Reclassified to income	(5,001)	—	(11)	751	(4,261)
Income tax benefit (expense)	15,421	(193)	4	(263)	14,969
Net current-period other comprehensive (loss) income, net of tax	(28,640)	359	(7)	488	(27,800)
Ending balance, net of tax	$(4,446)	$(1,012)	$234	$(25,764)	$(30,988)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (1)	$498	$5,001	$509	$9,346
Impairment losses (2)	—	—	—	(42)
Total before tax	498	5,001	509	9,304
Tax expense	(174)	(1,750)	(178)	(3,256)
Net of tax	$324	$3,251	$331	$6,048

Amortization of pension plan items:
Net actuarial loss (3)	$(289)	$(751)	$(521)	$(1,394)
Prior service credit (3)	4	11	7	22
Total before tax	(285)	(740)	(514)	(1,372)
Tax benefit	100	259	180	480
Net of tax	$(185)	$(481)	$(334)	$(892)
Total reclassifications for the period, net of tax	$139	$2,770	$(3)	$5,156

(1) Listed as Net gain on sale of securities available for sale on the Statements of Income.
(2) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of June 30, 2014 and December 31, 2013 are reflected in the tables below (in thousands):

	June 30, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasuries	$29,388	$74	$56	$29,406			$29,406
State and Political Subdivisions	306,164	6,505	3,438	309,231			309,231
Other Stocks and Bonds	13,080	191	—	13,271			13,271
Mortgage-backed Securities: (1)
Residential	639,149	14,396	1,484	652,061			652,061
Commercial	99,137	1,018	476	99,679			99,679
Total	$1,086,918	$22,184	$5,454	$1,103,648			$1,103,648

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$395,077	$5,554	$10,410	$390,221	$6,895	$2,478	$394,638
Mortgage-backed Securities: (1)
Residential	59,335	—	84	59,251	3,515	—	62,766
Commercial	208,149	—	6,741	201,408	3,935	1,924	203,419
Total	$662,561	$5,554	$17,235	$650,880	$14,345	$4,402	$660,823

	December 31, 2013
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$11,612	$—	$1,483	$10,129			$10,129
State and Political Subdivisions	322,412	4,537	12,875	314,074			314,074
Other Stocks and Bonds	13,074	159	7	13,226			13,226
Mortgage-backed Securities:(1)
Residential	760,418	14,940	3,273	772,085			772,085
Commercial	71,262	220	3,309	68,173			68,173
Total	$1,178,778	$19,856	$20,947	$1,177,687			$1,177,687

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$396,549	$5,925	$10,922	$391,552	$1,207	$15,376	$377,383
Mortgage-backed Securities:(1)
Residential	74,129	—	99	74,030	3,923	—	77,953
Commercial	208,667	—	7,128	201,539	—	7,656	193,883
Total	$679,345	$5,925	$18,149	$667,121	$5,130	$23,032	$649,219

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

During 2013, the Company transferred certain commercial mortgage-backed securities and state and political subdivision securities from available for sale (“AFS”) to held to maturity (“HTM”). We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during the six months ended June 30, 2014.

The following table represents the unrealized loss on securities as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasuries	$14,622	$56	$—	$—	$14,622	$56
State and Political Subdivisions	52,132	424	118,123	3,014	170,255	3,438
Mortgage-backed Securities:
Residential	55,955	224	47,083	1,260	103,038	1,484
Commercial	5,442	13	26,967	463	32,409	476
Total	$128,151	$717	$192,173	$4,737	$320,324	$5,454
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$61,771	$320	$130,419	$2,158	$192,190	$2,478
Mortgage-backed Securities:
Commercial	—	—	100,580	1,924	100,580	1,924
Total	$61,771	$320	$230,999	$4,082	$292,770	$4,402

	As of December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$—	$—	$10,129	$1,483	$10,129	$1,483
State and Political Subdivisions	191,117	11,757	18,408	1,118	209,525	12,875
Other Stocks and Bonds	2,992	7	—	—	2,992	7
Mortgage-backed Securities:
Residential	126,965	3,266	1,351	7	128,316	3,273
Commercial	65,406	3,309	—	—	65,406	3,309
Total	$386,480	$18,339	$29,888	$2,608	$416,368	$20,947
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$283,667	$15,311	$1,705	$65	$285,372	$15,376
Mortgage-backed Securities:
Commercial	193,883	7,656	—	—	193,883	7,656
Total	$477,550	$22,967	$1,705	$65	$479,255	$23,032

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

The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss are not other-than-temporarily impaired at June 30, 2014.

Prior to December 31, 2013, we held pooled trust preferred securities ("TRUPs"). The turmoil in the capital markets had a significant impact on our estimate of fair value of our TRUPs. These TRUPs were structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.   Given the facts and circumstances associated with the TRUPs, we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred and defaulted and performed detailed cash flow modeling for each TRUP. During the first six months of 2013, the additional write-down recognized in earnings was approximately $42,000.

The following table presents a roll forward of the credit losses recognized in earnings on the TRUPs (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Balance, beginning of period	$3,298	$3,256
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	42
Balance, end of period	$3,298	$3,298

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

Interest income recognized on securities for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
U.S. Treasury	$41	$17
U.S. Government Agency Debentures	100	305
State and Political Subdivisions	12,001	10,507
Other Stocks and Bonds	103	99
Mortgage-backed Securities	15,239	8,616
Total interest income on securities	$27,484	$19,544

	Three Months Ended June 30,
	2014	2013
U.S. Treasury	$41	$—
U.S. Government Agency Debentures	41	93
State and Political Subdivisions	6,031	5,929
Other Stocks and Bonds	51	54
Mortgage-backed Securities	7,557	4,680
Total interest income on securities	$13,721	$10,756

Of the approximately $509,000 in net securities gains from the AFS portfolio for the six months ended June 30, 2014, there were $4.6 million in realized gains and $4.1 million in realized losses.  Of the $9.3 million in net securities gains from the AFS portfolio for the six months ended June 30, 2013, there were $10.7 million in realized gains and approximately $1.4 million in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2014 or 2013.
The amortized cost, carrying value and fair value of securities at June 30, 2014, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2014
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$3,410	$3,456
Due after one year through five years	18,990	19,509
Due after five years through ten years	63,009	63,789
Due after ten years	263,223	265,154
	348,632	351,908
Mortgage-backed Securities:	738,286	751,740
Total	$1,086,918	$1,103,648

	June 30, 2014
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	329	331
Due after five years through ten years	18,741	18,739
Due after ten years	371,151	375,568
	390,221	394,638
Mortgage-backed Securities:	260,659	266,185
Total	$650,880	$660,823

Investment and MBS with carrying values of $976.6 million and $1.14 billion were pledged as of June 30, 2014 and December 31, 2013, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates their fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2014	December 31, 2013
Real Estate Loans:
Construction	$164,668	$125,219
1-4 Family Residential	391,675	390,499
Other	271,858	262,536
Commercial Loans	156,893	157,655
Municipal Loans	239,883	245,550
Loans to Individuals	166,308	169,814
Total Loans	1,391,285	1,351,273
Less: Allowance for Loan Losses	18,408	18,877
Net Loans	$1,372,877	$1,332,396

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
Loans to Individuals
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles. Loan pools purchased through SFG are subjected to a modeling system that takes into consideration credit scores and estimated collateral values to determine expected defaults in each pool. SFG purchased loan pools of approximately $30.4 million and $45.3 million, net of discount, during the six months ended June 30, 2014 and June 30, 2013, respectively. For the three months ended June 30, 2014 and June 30, 2013, SFG purchased loan pools of approximately $9.6 million and $23.5 million, net of discount.
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
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Six Months Ended June 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877
Provision (reversal) for loan losses	309	628	(140)	(319)	(5)	6,310	—	6,783
Loans charged off	(14)	(22)	—	(5)	—	(8,273)	—	(8,314)
Recoveries of loans charged off	59	32	4	111	—	856	—	1,062
Balance at end of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$—	$18,408

	Three Months Ended June 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,130	$3,797	$2,411	$2,031	$777	$7,641	$—	$18,787
Provision (reversal) for loan losses	319	92	24	(322)	(114)	2,651	—	2,650
Loans charged off	—	—	—	(5)	—	(3,541)	—	(3,546)
Recoveries of loans charged off	47	26	1	53	—	390	—	517
Balance at end of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$—	$18,408

	Six Months Ended June 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(277)	281	(129)	(620)	—	3,916	(658)	2,513
Loans charged off	—	(228)	(67)	(198)	—	(5,364)	—	(5,857)
Recoveries of loans charged off	22	11	10	110	—	976	—	1,129
Balance at end of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370

	Three Months Ended June 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,247	$3,488	$2,002	$2,847	$621	$6,451	$886	$18,542
Provision (reversal) for loan losses	(152)	114	118	(330)	12	2,572	(313)	2,021
Loans charged off	—	—	(21)	(127)	—	(2,557)	—	(2,705)
Recoveries of loans charged off	5	7	5	60	—	435	—	512
Balance at end of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of June 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$113	$226	$160	$372	$15	$72	$958
Ending balance – collectively evaluated for impairment	2,383	3,689	2,276	1,385	648	7,069	17,450
Balance at end of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$18,408

	As of December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$103	$161	$73	$240	$15	$173	$765
Ending balance – collectively evaluated for impairment	2,039	3,116	2,499	1,730	653	8,075	18,112
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	June 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,067	$3,991	$3,567	$1,087	$759	$347	$11,818
Loans collectively evaluated for impairment	162,601	387,684	268,291	155,806	239,124	165,961	1,379,467
Total ending loan balance	$164,668	$391,675	$271,858	$156,893	$239,883	$166,308	$1,391,285

	December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,472	$2,624	$1,778	$1,369	$759	$559	$8,561
Loans collectively evaluated for impairment	123,747	387,875	260,758	156,286	244,791	169,255	1,342,712
Total ending loan balance	$125,219	$390,499	$262,536	$157,655	$245,550	$169,814	$1,351,273

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	June 30, 2014
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$158,774	$1,746	$1,401	$2,694	$53	$164,668
1-4 Family Residential	381,530	1,476	1,733	6,231	705	391,675
Other	259,575	3,873	2,617	5,783	10	271,858
Commercial Loans	135,174	14,534	—	6,889	296	156,893
Municipal Loans	238,874	—	—	1,009	—	239,883
Loans to Individuals	165,609	28	—	493	178	166,308
Total	$1,339,536	$21,657	$5,751	$23,099	$1,242	$1,391,285

	December 31, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$121,280	$—	$1,419	$2,454	$66	$125,219
1-4 Family Residential	380,741	1,626	3,025	4,901	206	390,499
Other	249,381	2,553	4,698	5,887	17	262,536
Commercial Loans	150,683	836	9	5,826	301	157,655
Municipal Loans	244,505	—	—	1,045	—	245,550
Loans to Individuals	168,764	27	2	719	302	169,814
Total	$1,315,354	$5,042	$9,153	$20,832	$892	$1,351,273

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2014	At December 31, 2013
Nonaccrual loans	$9,620	$8,088
Accruing loans past due more than 90 days	4	3
Restructured loans	4,036	3,888
Other real estate owned	383	726
Repossessed assets	492	901
Total Nonperforming Assets	$14,535	$13,606

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
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

Nonaccrual loans and accruing loans past due more than 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	June 30, 2014		December 31, 2013
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$2,067	$—	$1,472	$—
1-4 Family Residential	2,566	—	1,435	—
Other	2,431	—	599	—
Commercial Loans	513	—	1,062	—
Loans to Individuals	2,043	4	3,520	3
Total	$9,620	$4	$8,088	$3

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$—	$—	$2,067	$2,067	$162,601	$164,668
1-4 Family Residential	40	559	2,566	3,165	388,510	391,675
Other	990	197	2,431	3,618	268,240	271,858
Commercial Loans	16	36	513	565	156,328	156,893
Municipal Loans	—	—	—	—	239,883	239,883
Loans to Individuals	6,705	2,440	2,047	11,192	155,116	166,308
Total	$7,751	$3,232	$9,624	$20,607	$1,370,678	$1,391,285

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$311	$—	$1,472	$1,783	$123,436	$125,219
1-4 Family Residential	4,340	781	1,435	6,556	383,943	390,499
Other	2,652	—	599	3,251	259,285	262,536
Commercial Loans	411	22	1,062	1,495	156,160	157,655
Municipal Loans	—	—	—	—	245,550	245,550
Loans to Individuals	7,241	2,590	3,523	13,354	156,460	169,814
Total	$14,955	$3,393	$8,091	$26,439	$1,324,834	$1,351,273

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented. Average recorded investment is reported on a year-to-date basis (in thousands):

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,578	$11	$69	$1,919	$3	$82
1-4 Family Residential	2,982	65	110	3,121	20	82
Other	2,362	75	81	2,159	28	78
Commercial Loans	1,446	19	37	1,979	6	57
Municipal Loans	759	21	21	—	—	—
Loans to Individuals	2,679	103	235	3,030	150	300
Total	$11,806	$294	$553	$12,208	$207	$599

	Three Months Ended
	June 30, 2014			June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Average Recorded Investment	Interest Income Recognized	Accruing Interest at Original Contracted Rate
Real Estate Loans:
Construction	$1,643	$9	$35	$1,551	$2	$41
1-4 Family residential	3,418	21	55	3,238	5	42
Other	2,838	22	40	1,900	10	39
Commercial loans	1,444	12	18	1,914	1	28
Municipal loans	759	21	21	—	—	—
Loans to individuals	2,144	23	146	2,689	54	162
Total	$12,246	$108	$315	$11,292	$72	$312

The following table sets forth impaired loans by class of loans for the periods presented (in thousands):

	June 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,743	$—	$2,067	$2,067	$113
1-4 Family Residential	4,106	—	3,991	3,991	226
Other	3,577	—	3,567	3,567	160
Commercial Loans	1,236	—	1,087	1,087	372
Municipal Loans	759	—	759	759	15
Loans to Individuals	2,368	—	2,155	2,155	1,048
Total	$14,789	$—	$13,626	$13,626	$1,934

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,629	$—	$1,472	$1,472	$103
1-4 Family Residential	2,748	—	2,624	2,624	161
Other	1,800	—	1,778	1,778	73
Commercial Loans	1,606	—	1,369	1,369	240
Municipal Loans	759	—	759	759	15
Loans to Individuals	4,280	—	3,943	3,943	1,950
Total	$13,822	$—	$11,945	$11,945	$2,542

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

The following tables set forth the recorded investment in TDRs for the periods presented (dollars in thousands):

	Six Months Ended June 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$284	$—	$284	1
Other	—	—	413	413	2
Commercial Loans	313	—	56	369	5
Loans to Individuals	—	15	45	60	4
Total	$313	$299	$514	$1,126	12

	Three Months Ended June 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$—	$—	—
Other	—	—	388	388	1
Commercial Loans	60	—	—	60	2
Loans to Individuals	—	—	—	—	—
Total	$60	$—	$388	$448	3

	Six Months Ended June 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$40	$—	$—	$40	1
1-4 Family Residential	285	—	468	753	6
Other	—	—	16	16	1
Commercial Loans	307	—	19	326	5
Loans to Individuals	14	185	35	234	32
Total	$646	$185	$538	$1,369	45

	Three Months Ended June 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$391	$391	2
Other	—	—	16	16	1
Commercial Loans	22	—	—	22	1
Loans to Individuals	14	185	28	227	30
Total	$36	$185	$435	$656	34

(1) These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the three and six months ended June 30, 2014 were modified with a combination of interest rate reductions and maturity extensions. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and six months ended June 30, 2014 and June 30, 2013 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2014 and 2013, there were no material defaults. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss.
At June 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
FHLB Advances (1)	$505,710	$499,349

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$566,021	$559,660

(1)	At June 30, 2014, the weighted average cost of these advances was 1.44%. Long-term FHLB Advances have maturities ranging from July 2015 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1741% through September 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.52485% through July 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.4806% through September 14, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.02735% through August 22, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Restoration Plan
	2014	2013	2014	2013
Service cost	$849	$1,059	$137	$149
Interest cost	1,748	1,577	281	234
Expected return on assets	(2,824)	(2,397)	—	—
Net actuarial loss recognition	272	1,099	249	295
Prior service (credit) cost amortization	(10)	(21)	3	(1)
Net periodic benefit cost	$35	$1,317	$670	$677

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Restoration Plan
	2014	2013	2014	2013
Service cost	$401	$503	$68	$98
Interest cost	876	792	145	135
Expected return on assets	(1,412)	(1,199)	—	—
Net loss recognition	141	554	148	197
Prior service credit amortization	(6)	(10)	2	(1)
Net periodic benefit cost	$—	$640	$363	$429

Employer Contributions.  As of June 30, 2014, contributions of $120,000 have been made to our Restoration Plan. We do not anticipate contributing to our Defined Benefit Pension Plan in 2014.

9.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,340,098 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers. During the first six months of 2014 and 2013, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.

As of June 30, 2014, there were 356,407 unvested awards outstanding.  For the three and six months ended June 30, 2014, there was share-based compensation expense of $291,000 and $577,000, respectively, with an associated income tax benefit for the three and six months of $102,000 and $202,000, respectively. As of June 30, 2013, there were 305,403 unvested awards outstanding.  Share-based compensation expense for the three and six months ended June 30, 2013 was $166,000 and $373,000, respectively, with an associated income tax benefit for the three and six months of $58,000 and $131,000, respectively.

As of June 30, 2014 and 2013, there was $2.5 million and $1.7 million of unrecognized compensation cost, respectively, related to the unvested awards outstanding. The remaining cost at June 30, 2014 is expected to be recognized over a weighted-average period of 2.74 years.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the six months ended June 30, 2014 and 2013, there were 11,812 and 9,994 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

The following table presents activity related to our RSUs and NQSOs as of June 30, 2014.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2014	738,764	56,823	$22.00	501,846	$20.56	$6.18
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	(4,949)	17.29	5.13
Stock awards vested	—	(6,525)	16.58	—	—	—
Forfeited	16,988	(2,901)	22.11	(14,087)	22.30	6.69
Canceled/expired	1,898	—	—	(1,898)	18.99	5.27
Balance, June 30, 2014	757,650	47,397	$22.73	480,912	$20.55	$6.18

Other information regarding options outstanding and exercisable as of June 30, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$16.58	-	$25.85	480,912	$20.55	8.20	171,902	$17.37
Total			480,912	$20.55	8.20	171,902	$17.37

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option) of outstanding stock options and exercisable stock options was $4.0 million and $2.0 million at June 30, 2014, respectively.

Cash received from stock options exercises for the six months ended June 30, 2014 and 2013 was $86,000 and $38,000, respectively. The total intrinsic value related to stock options exercised during the six months ended June 30, 2014 and 2013, was approximately $50,000 and $14,000, respectively.

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

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At June 30, 2014 and December 31, 2013, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2014 and December 31, 2013, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Six Months Ended June 30, 2014
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U. S. Treasuries	$29,406	$29,406	$—	$—	$—
State and Political Subdivisions	309,231	—	309,231	—	—
Other Stocks and Bonds	13,271	—	13,271	—	—
Mortgage-backed Securities: (1)
Residential	652,061	—	652,061	—	—
Commercial	99,679	—	99,679	—	—
Total recurring fair value measurements	$1,103,648	$29,406	$1,074,242	$—	$—

Nonrecurring fair value measurements
Foreclosed assets (2)	$875	$—	$—	$875	$—
Impaired loans (3)	11,692	—	—	11,692	(22)
Total nonrecurring fair value measurements	$12,567	$—	$—	$12,567	$(22)

	At or For the Year Ended December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$10,129	$—	$10,129	$—	$—
State and Political Subdivisions	314,074	—	314,074	—	—
Other Stocks and Bonds	13,226	—	13,226	—	—
Mortgage-backed Securities: (1)
Residential	772,085	—	772,085	—	—
Commercial	68,173	—	68,173	—	—
Total recurring fair value measurements	$1,177,687	$—	$1,177,687	$—	$—

Nonrecurring fair value measurements
Foreclosed assets (2)	$1,627	$—	$—	$1,627	$(485)
Impaired loans (3)	9,403	—	—	9,403	(64)
Total nonrecurring fair value measurements	$11,030	$—	$—	$11,030	$(549)

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(3)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

For the periods prior to the TRUPs sale in December 2013, the following table presents additional information about the TRUPs measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
TRUPs
Balance at Beginning of Period	$592	$990

Total gains or losses (realized/unrealized):
Included in earnings	—	(42)
Included in other comprehensive income (loss)	552	196
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$1,144	$1,144

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$(42)

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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2014, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Such techniques and assumptions, as they apply to individual categories of our financial instruments, are as follows:
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
Federal funds purchased and repurchase agreements - Federal funds purchased generally have original terms to maturity of one day and repurchase agreements, generally less than one year, and therefore both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.
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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
June 30, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$154,423	$154,423	$154,423	$—	$—
Investment securities:
Held to maturity, at carrying value	390,221	394,638	—	394,638	—
Mortgage-backed securities:
Held to maturity, at carrying value	260,659	266,185	—	266,185	—
FHLB stock and other investments, at cost	27,576	27,576	—	27,576	—
Loans, net of allowance for loan losses	1,372,877	1,349,385	—	—	1,349,385
Loans held for sale	755	755	—	755	—
Financial Liabilities:
Retail deposits	$2,601,478	$2,600,319	$—	$2,600,319	$—
Federal funds purchased and repurchase agreements	2,057	2,057	—	2,057	—
FHLB advances	514,123	503,535	—	503,535	—
Long-term debt	60,311	43,742	—	43,742	—

		Estimated Fair Value
December 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$54,431	$54,431	$54,431	$—	$—
Investment securities:
Held to maturity, at carrying value	391,552	377,383	—	377,383	—
Mortgage-backed securities:
Held to maturity, at carrying value	275,569	271,836	—	271,836	—
FHLB stock and other investments, at cost	36,130	36,130	—	36,130	—
Loans, net of allowance for loan losses	1,332,396	1,306,524	—	—	1,306,524
Loans held for sale	151	151	—	151	—
Financial Liabilities:
Retail deposits	$2,527,808	$2,526,143	$—	$2,526,143	$—
Federal funds purchased and repurchase agreements	859	859	—	859	—
FHLB advances	572,794	559,648	—	559,648	—
Long-term debt	60,311	43,476	—	43,476	—

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

11.     Income Taxes

The provision for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax provision	$1,342	$1,895	$3,358	$2,711
Deferred tax (benefit) provision	(504)	(183)	(1,361)	848
Provision for tax expense charged to operations	$838	$1,712	$1,997	$3,559

Net deferred tax assets totaled $12.7 million at June 30, 2014 and $18.4 million at December 31, 2013. The decrease in net deferred tax assets resulted primarily from a decrease in unrealized losses on securities available for sale, partially offset by an increase in the alternative minimum tax. No valuation allowance for deferred tax assets was recorded at June 30, 2014 or December 31, 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized because they are supported by recoverable taxes paid in prior years. There was approximately $50,000 in unrecognized tax benefits at June 30, 2014.
We recognized income tax expense of $838,000 and $2.0 million, for an effective tax rate of 7.4% and 9.7% for the three and six months ended June 30, 2014, respectively, compared to $1.7 million and $3.6 million, for an effective tax rate of 13.4% and 15.0% for the three and six months ended June 30, 2013, respectively. The effective tax rate differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt interest from loans, securities and bank owned life insurance. The lower effective tax rate for the three and six months ended June 30, 2014 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same periods in 2013.
We file income tax returns in the U.S. federal jurisdiction and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

12.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

We had outstanding unused commitments to extend credit of $192.4 million and $156.2 million at June 30, 2014 and December 31, 2013, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2014 and December 31, 2013 were $14.0 million and $13.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.1 million and $5.9 million at June 30, 2014 and December 31, 2013, respectively.

The scheduled maturities of unused commitments were as follows (in thousands):

	At June 30, 2014	At December 31, 2013
Unused commitments:
Due in one year or less	$133,385	$110,210
Due after one year	59,031	46,032
Total	$192,416	$156,242

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
Securities. In the normal course of business we buy and sell securities.  There were $10.3 million and $973,000 of unsettled trades to purchase securities at June 30, 2014 and December 31, 2013, respectively.  There were $19.2 million and $3.9 million unsettled trades to sell securities as of June 30, 2014 and December 31, 2013, respectively.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2014 or December 31, 2013.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Litigation Relating to the Merger. On June 25, 2014, a purported stockholder of OmniAmerican filed a lawsuit in the Circuit Court for Baltimore City, Maryland captioned McDougal v. OmniAmerican Bancorp, Inc., et al., Case No. 24-C-14-003920, naming OmniAmerican, members of OmniAmerican's board of directors, Southside and Omega Merger Sub, Inc., a wholly owned subsidiary of Southside (“Merger Sub”), as defendants. The lawsuit is purportedly brought on behalf of a putative class of OmniAmerican's public stockholders and seeks a declaration that it is properly maintainable as a class action and a certification of the plaintiff and her counsel as class representative and class counsel. The lawsuit asserts direct and derivative claims against OmniAmerican's directors and alleges that they breached their fiduciary duties and that OmniAmerican, Southside and Merger Sub aided and abetted those alleged breaches by, among other things, (a) failing to take steps to maximize shareholder value for OmniAmerican public stockholders; (b) failing to properly value OmniAmerican; (c) failing to protect against conflicts of interest; (d) failing to disclose material information necessary for OmniAmerican stockholders to make an informed vote on the merger; and (e) agreeing to deal protection devices that preclude a fair sales process. Among other relief, the plaintiff seeks to enjoin the merger. On July 9, 2014, the plaintiff filed a motion to transfer the case to Maryland's Business and Technology Case Management Program.
OmniAmerican and Southside believe the claims asserted are without merit and intend to vigorously defend against this lawsuit.

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
We reported a decrease in net income for the three and six months ended June 30, 2014 compared to the same period in 2013.  Net income for the three and six months ended June 30, 2014 was $10.5 million and $18.7 million, respectively, compared to $11.1 million and $20.1 million, respectively, for the same period in 2013.

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

•
risks of mergers and acquisitions including the potential occurrence of an event, change or other circumstance that could give rise to the termination of a transaction, the outcome of legal proceedings relating to a transaction, the inability to complete transactions due to the failure to satisfy the conditions to closing, including the receipt of regulatory and shareholder approvals, the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

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
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.
Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold all may affect the required level of the allowance for losses on loans and the associated provision for loan losses.
As of June 30, 2014, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was appropriate to cover probable losses in the portfolio.
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
Impairment of Investment Securities and Mortgage-backed Securities.  Investment and MBS classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive (loss) income,” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity ("HTM") are subject to our review to identify when a decline in value is other-than-temporary.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  Factors considered in determining whether a decline in value is other-than-temporary include: (1) whether the decline is substantial; the duration of the decline; and the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets we consider expected cash flows of the investment in determining if impairment exists.
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
Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2014, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.06%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of

4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2014 and December 31, 2013 are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this report.

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
During the quarter ended June 30, 2014, we sold shorter duration U.S. Agency Collateralized Mortgage Obligation (“CMOs”) and long duration U.S. Agency debentures and commercial MBS that resulted in a slight overall gain on the sale of AFS securities of $498,000. The purpose of these security sales was two fold. As long-term interest rates decreased, we sold shorter duration CMOs where the structure and collateral presented prepayment concerns should prepayments increase. The longer duration securities were sold due to the yield on those securities and the increased anticipation that the Federal Reserve will begin raising short-term interest rates during 2015. During the quarter we purchased U.S. Agency CMOs at prices that create a favorable risk reward scenario with limited extension. In addition, we purchased tax free municipal bonds in anticipation of the additional taxable income that the OmniAmerican merger will generate once it is completed and fully integrated. Our total investment securities and U.S. Agency MBS decreased from $1.84 billion at December 31, 2013 to $1.75 billion at June 30, 2014. At June 30, 2014, total unamortized premium for our MBS decreased to $23.5 million from $26.8 million at December 31, 2013, primarily as a result of a net decrease in the MBS portfolio of approximately $103 million during the six months ended June 30, 2014. Total unamortized premium for our MBS was approximately $33.0 million at June 30, 2013.
The average coupon of the MBS portfolio decreased to 4.13% at June 30, 2014 from 4.31% at December 31, 2013. The average coupon of the municipal securities portfolio decreased to 4.88% at June 30, 2014 when compared to 4.91% at December 31, 2013. At June 30, 2014, securities as a percentage of assets decreased to 50.1% as compared to 53.5% at December 31, 2013.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings decreased 10.2%, or $58.7 million, to $514.1 million at June 30, 2014 from $572.8 million at December 31, 2013, due to the increase in deposits and the decrease in the securities portfolio. During the six months ended June 30, 2014, our long-term FHLB advances increased $6.4 million, to $505.7 million, from $499.3 million at December 31, 2013. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our long-term brokered CDs decreased from $54.4 million at December 31, 2013 to $19.4 million at June 30, 2014.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  When looking at deposits without brokered CDs, the overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, to 20.7% at June 30, 2014 from 22.8% at June 30, 2013 and 25.4% at December 31, 2013.

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

Net interest income for the six months ended June 30, 2014 was $55.7 million, an increase of $9.4 million, or 20.3%, compared to the same period in 2013 as a result of an increase in interest income, along with a decrease in interest expense.
During the six months ended June 30, 2014, total interest income increased $8.5 million, or 15.3%, to $64.3 million compared to $55.8 million for the same period in 2013.  The increase in total interest income was the result of an increase in the average yield on earning assets from 4.12% for the six months ended June 30, 2013 to 4.46% for the six months ended June 30, 2014, and the increase in average interest earning assets of $194.9 million, or 6.3%, from $3.07 billion for the six months ended June 30, 2013 to $3.27 billion for the same period in 2014.  Total interest expense decreased $868,000, or 9.2%, to $8.6 million, during the six months ended June 30, 2014, as compared to $9.4 million during the same period in 2013.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2014, to 0.67% from 0.79% for the same period in 2013, which more than offset the increase in average interest bearing liabilities of $193.7 million, or 8.0%, from $2.41 billion for the six months ended June 30, 2013, to $2.60 billion for the same period in 2014.
Net interest income increased during the three months ended June 30, 2014, when compared to the same period in 2013 primarily as a result of an increase in mortgage-backed securities income.  Our average interest earning assets during this period increased $112.9 million, or 3.6%.
Our average yield on interest bearing liabilities decreased for the three months ended June 30, 2014, as a result of a continued low interest rate environment, the repricing of deposits into this low interest rate environment and the repricing of higher priced FHLB advances that matured or were prepaid. For the three months ended June 30, 2014, our net interest spread and net interest margin increased to 3.79% and 3.94%, respectively, from 3.51% and 3.66%, respectively, for the same period in 2013.
During the six months ended June 30, 2014, average loans increased $90.1 million, or 7.1%, to $1.37 billion, when compared to $1.28 billion for the same period in 2013.  Construction real estate loans represent a large part of this increase.  The average yield on loans decreased from 5.99% for the six months ended June 30, 2013, to 5.70% for the six months ended June 30, 2014, due to overall lower interest rates. Interest income on loans increased $613,000, or 1.7%, to $36.7 million for the six months ended June 30, 2014, when compared to $36.1 million for the same period in 2013 as a result of an increase in the average balance which more than offset the decrease in the average yield. For the three months ended June 30, 2014, average loans increased $83.1 million, or 6.5%, to $1.37 billion, when compared to $1.29 billion for the same period in 2013.  The average yield on loans decreased from 6.01% for the three months ended June 30, 2013 to 5.64% for the three months ended June 30, 2014. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and mortgage-backed securities increased $108.7 million, or 6.4%, from $1.71 billion to $1.82 billion, for the six months ended June 30, 2014 when compared to the same period in 2013.  At June 30, 2014, substantially all of our mortgage-backed securities were fixed rate securities.  The overall yield on average investment and mortgage-backed securities increased to 3.71% during the six months ended June 30, 2014, from 2.90% during the same period in 2013.  Interest income on investment and mortgage-backed securities increased $7.9 million during the six months ended June 30, 2014, or 40.6%, compared to the same period in 2013 due to an increase in the average yield and average balance.  For the three months ended June 30, 2014, average investment and mortgage-backed securities increased $43.4 million, or 2.5%, to $1.81 billion, when compared to $1.77 billion for the same period in 2013.  The overall yield on average investment and mortgage-backed securities increased to 3.70% during the three months ended June 30, 2014, from 3.08% during the same period in 2013.  Interest income from investment and mortgage-backed securities increased $3.0 million, or 27.6%, to $13.7 million for the three months ended June 30, 2014, compared to $10.8 million for the same period in 2013.  The increase in the average yield for the three and six months ended June 30, 2014 primarily reflects an overall higher interest rate environment during 2014, a decrease in prepayments on the mortgage-backed securities and the purchase of higher yielding securities when compared to those securities paying off, maturing or sold.  The increase in interest income for the three and six months ended June 30, 2014 was due to an increase in the average yield and average balance, compared to the comparable periods in 2013.

Average interest earning deposits decreased $4.4 million, or 7.8%, to $51.9 million for the six months ended June 30, 2014, when compared to $56.4 million for the same period in 2013.  Interest income from interest earning deposits was $65,000 and $78,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease in interest income from interest-earning deposits was the result of a decrease in the average balance along with a decrease in the average yield from 0.28% for the six months ended June 30, 2013 to 0.25% for the same period in 2014.  Average interest earning deposits decreased $11.7 million, or 25.2%, to $34.7 million for the three months ended June 30, 2014, when compared to $46.4 million for the same period in 2013.  Interest income from interest earning deposits decreased $13,000, or 37.1%, for the three months ended June 30, 2014, when compared to the same period in 2013, as a result of a decrease in the average balance and average yield from 0.30% in 2013 to 0.25% in 2014.
During the six months ended June 30, 2014, our average securities increased more than our average loans increased compared to the same period in 2013.  However, the mix of our average interest earning assets remained consistent as average total securities as a percentage of total average interest earning assets was 56.5% during both the six months ended June 30, 2014, and 2013. Average loans increased to 41.9% of average total interest earning assets and other interest earning asset categories averaged 1.6% for the six months ended June 30, 2014.  During the same period in 2013, the comparable mix was 41.7% in loans and 1.8% in the other interest earning asset categories.
Total interest expense decreased $868,000, or 9.2%, to $8.6 million during the six months ended June 30, 2014, as compared to $9.4 million during the same period in 2013.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 0.79% for the six months ended June 30, 2013, to 0.67% for the six months ended June 30, 2014, which more than offset the increase in average interest bearing liabilities of $193.7 million, or 8.0%, for the six months ended June 30, 2014 compared to the same period in 2013. This increase in average interest bearing liabilities included an increase in interest bearing deposits of $178.8 million, or 10.0%, and an increase in long-term FHLB advances of $106.0 million, or 26.6%, which was partially offset by a decrease in short-term interest bearing liabilities of $91.1 million, or 59.9%.   For the three months ended June 30, 2014, total interest expense decreased $114,000, or 2.6%, to $4.2 million, compared to $4.3 million for the same period in 2013, as a result of a decrease in the average yield while partially offset by an increase in the average balance on interest bearing liabilities.  Average interest bearing liabilities increased $103.1 million, or 4.2%, while the average yield decreased from 0.71% for the three months ended June 30, 2013 to 0.67% for the three months ended June 30, 2014.
Our average total deposits increased $185.8 million, or 7.9%, from $2.36 billion for the six months ended June 30, 2013 to $2.54 billion for the six months ended June 30, 2014. The increase in our average total deposits was primarily the result of an increase in public fund deposits and deposit growth due to market penetration. Average interest bearing deposits increased $178.8 million, or 10.0%, from $1.80 billion for the six months ended June 30, 2013 to $1.97 billion for the same period in 2014, while the average rate paid decreased from 0.46% for the six months ended June 30, 2013, to 0.42% for the six months ended June 30, 2014.    Average time deposits increased $2.5 million, or 0.4%, from $618.2 million for the six months ended June 30, 2013 to $620.6 million for the same period in 2014, while the average rate paid decreased slightly to 0.73% for the six months ended June 30, 2014, as compared to 0.74% for the same period in 2013.  Average interest bearing demand deposits increased $168.7 million, or 15.8%, while the average rate paid decreased to 0.29% for the six months ended June 30, 2014, as compared to 0.32% for the same period in 2013.  Average savings deposits increased $7.6 million, or 7.1%, while the average rate paid decreased slightly to 0.12% for the six months ended June 30, 2014, as compared to 0.13% for the same period in 2013.  Interest expense for interest bearing deposits for the six months ended June 30, 2014, increased $78,000, or 4.5%, when compared to the same period in 2013, due to the increase in the average balance which was slightly offset by a decrease in the average yield.  Average noninterest bearing demand deposits increased $7.0 million, or 1.3%, during the six months ended June 30, 2014 compared to the same period in 2013.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 75.6% of total average deposits during the six months ended June 30, 2014 compared to 73.8% during the same period in 2013.
At June 30, 2014, we had $19.4 million in brokered CDs which represented 0.8% of deposits, all with maturities of less than seven years. At December 31, 2013, we had $54.4 million in brokered CDs which represented 2.2% of deposits, all with maturities of less than seven years.

For the three and six months ended June 30, 2014, average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $32.8 million and $61.0 million, respectively, and reflected decreases of $117.1 million, or 78.1%, and $91.1 million, or 59.9%, respectively, when compared to the same periods in 2013.  Average short-term interest bearing liabilities decreased due to the increase in average deposits and the increase in the use of long-term funding. Interest expense associated with short-term interest bearing liabilities decreased $1.5 million, or 92.3%, for the six months ended June 30, 2014 compared to the same period in 2013 and the average rate paid decreased to 0.42% for the six months ended June 30, 2014, compared to 2.17% for the same period in 2013.   Interest expense associated with short-term interest bearing liabilities decreased $333,000, or 85.6%, while the average rate paid decreased to 0.69% for the three months ended June 30, 2014, when compared to 1.04% for the same period in 2013.
Average long-term interest bearing liabilities consisting of FHLB advances increased $106.0 million, or 26.6%, during the six months ended June 30, 2014 to $504.6 million, as compared to $398.6 million for the six months ended June 30, 2013.  Interest expense associated with long-term FHLB advances increased $633,000, or 21.0%, while the average rate paid decreased six basis points for the six months ended June 30, 2014, when compared to the same period in 2013.  For the three months ended June 30, 2014, average long-term interest bearing liabilities increased $79.3 million, or 18.5%, when compared to the same period in 2013.  Interest expense associated with long-term FHLB advances increased $244,000, or 15.3%, while the average rate paid decreased to 1.45% for the three months ended June 30, 2014, when compared to 1.49% for the same period in 2013.  The increase in the average long-term FHLB advances during the three and six months ended June 30, 2014, when compared to the same period in 2013 was due to the continued use of long-term advances as a hedge against future potential high interest rates.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three and six months ended June 30, 2014 and 2013, respectively.  Interest expense associated with long-term debt decreased slightly for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, as a result of a slight decrease in the average yield during the three and six months ended June 30, 2014.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Six Months Ended
	June 30, 2014			June 30, 2013
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,368,110	$38,677	5.70%	$1,277,991	$37,950	5.99%
Loans Held For Sale	379	8	4.26%	1,786	28	3.16%
Securities:
Investment Securities (Taxable)(4)	28,856	266	1.86%	64,835	533	1.66%
Investment Securities (Tax-Exempt)(3)(4)	649,639	17,874	5.55%	603,286	15,392	5.15%
Mortgage-backed Securities (4)	1,136,608	15,239	2.70%	1,038,261	8,616	1.67%
Total Securities	1,815,103	33,379	3.71%	1,706,382	24,541	2.90%
FHLB stock and other investments, at cost	29,855	108	0.73%	27,999	99	0.71%
Interest Earning Deposits	51,947	65	0.25%	56,369	78	0.28%
Total Interest Earning Assets	3,265,394	72,237	4.46%	3,070,527	62,696	4.12%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,430			46,485
Bank Premises and Equipment	52,699			50,171
Other Assets	123,572			127,715
Less: Allowance for Loan Loss	(18,641)			(19,044)
Total Assets	$3,467,454			$3,275,854
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$114,052	69	0.12%	$106,444	71	0.13%
Time Deposits	620,631	2,233	0.73%	618,157	2,280	0.74%
Interest Bearing Demand Deposits	1,239,645	1,798	0.29%	1,070,951	1,720	0.32%
Total Interest Bearing Deposits	1,974,328	4,100	0.42%	1,795,552	4,071	0.46%
Short-term Interest Bearing Liabilities	60,952	127	0.42%	152,090	1,639	2.17%
Long-term Interest Bearing Liabilities – FHLB Dallas	504,617	3,644	1.46%	398,570	3,011	1.52%
Long-term Debt (5)	60,311	706	2.36%	60,311	724	2.42%
Total Interest Bearing Liabilities	2,600,208	8,577	0.67%	2,406,523	9,445	0.79%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	566,782			559,762
Other Liabilities	27,392			51,087
Total Liabilities	3,194,382			3,017,372
SHAREHOLDERS’ EQUITY	273,072			258,482
Total Liabilities and Shareholders’ Equity	$3,467,454			$3,275,854
NET INTEREST INCOME		$63,660			$53,251
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.93%			3.50%
NET INTEREST SPREAD			3.79%			3.33%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $2,017 and $1,923 for the six months ended June 30, 2014 and 2013, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $5,895 and $4,997 for the six months ended June 30, 2014 and 2013, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of June 30, 2014 and 2013, loans totaling $9,620 and $8,179, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	June 30, 2014			June 30, 2013
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,371,609	$19,302	5.64%	$1,288,494	$19,322	6.01%
Loans Held For Sale	335	3	3.59%	1,311	12	3.67%
Securities:
Investment Securities (Taxable)(4)	31,250	143	1.84%	39,719	169	1.71%
Investment Securities (Tax-Exempt)(3)(4)	655,865	9,032	5.52%	692,237	8,720	5.05%
Mortgage-backed Securities (4)	1,125,085	7,557	2.69%	1,036,866	4,680	1.81%
Total Securities	1,812,200	16,732	3.70%	1,768,822	13,569	3.08%
FHLB stock and other investments, at cost	28,109	38	0.54%	29,074	34	0.47%
Interest Earning Deposits	34,693	22	0.25%	46,362	35	0.30%
Total Interest Earning Assets	3,246,946	36,097	4.46%	3,134,063	32,972	4.22%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,887			44,334
Bank Premises and Equipment	53,108			50,214
Other Assets	126,015			125,881
Less: Allowance for Loan Loss	(18,635)			(18,095)
Total Assets	$3,450,321			$3,336,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$116,390	34	0.12%	$108,446	35	0.13%
Time Deposits	603,903	1,070	0.71%	614,115	1,118	0.73%
Interest Bearing Demand Deposits	1,223,788	880	0.29%	1,080,605	848	0.31%
Total Interest Bearing Deposits	1,944,081	1,984	0.41%	1,803,166	2,001	0.45%
Short-term Interest Bearing Liabilities	32,777	56	0.69%	149,913	389	1.04%
Long-term Interest Bearing Liabilities – FHLB Dallas	508,128	1,836	1.45%	428,800	1,592	1.49%
Long-term Debt (5)	60,311	354	2.35%	60,311	362	2.41%
Total Interest Bearing Liabilities	2,545,297	4,230	0.67%	2,442,190	4,344	0.71%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	597,852			580,572
Other Liabilities	29,241			55,120
Total Liabilities	3,172,390			3,077,882
SHAREHOLDERS’ EQUITY	277,931			258,515
Total Liabilities and Shareholders’ Equity	$3,450,321			$3,336,397
NET INTEREST INCOME		$31,867			$28,628
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.94%			3.66%
NET INTEREST SPREAD			3.79%			3.51%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,000 and $944 for the three months ended June 30, 2014 and 2013, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,011 and $2,813 for the three months ended June 30, 2014 and 2013, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of June 30, 2014 and 2013, loans totaling $9,620 and $8,179, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2014, these investments were 15.7% of total assets as compared with 14.1% for December 31, 2013 and 11.3% for June 30, 2013.  The increase to 15.7% at June 30, 2014 is primarily reflective of the increase in cash and interest earning deposits.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2014.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At June 30, 2014, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $503.1 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios, interest rate spreads and margins.  The ALCO performs interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and adequacy of the liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact on net interest income of several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios. See Part I - “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

Noninterest income was $6.5 million and $12.3 million for the three and six months ended June 30, 2014, respectively, compared to $11.1 million and $21.3 million for the same period in 2013, a decrease of $4.6 million, or 41.3%, and $9.0 million, or 42.3%, respectively.  The primary reason for the decrease in noninterest income was the decrease in the net gain on sale of AFS securities during the three and six months ended June 30, 2014 when compared to the same period in 2013.

During the six months ended June 30, 2014, we had a net gain on sale of AFS securities of $509,000 compared to $9.3 million for the same period in 2013.  Net gain on sale of AFS securities for the three months ended June 30, 2014 was $498,000 compared to $5.0 million for the same period in 2013.  The fair value of the AFS securities portfolio at June 30, 2014 was $1.10 billion with a net unrealized gain on that date of $16.7 million.  The net unrealized gain was comprised of $22.2 million in unrealized gains and $5.5 million in unrealized losses.  The fair value of the HTM securities portfolio at June 30, 2014 was $660.8 million with a net unrealized loss on that date of $1.7 million.  The net unrealized loss was comprised of $19.9 million in unrealized gains and approximately $21.6 million in unrealized losses.  During the six months ended June 30, 2014, we pro-actively managed the investment portfolio which included recalibrating the blend of our investment portfolio.

Gain on sale of loans decreased $160,000, or 66.4%, and $399,000, or 71.3%, for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  The decrease for the three and six months ended June 30, 2014 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Bank owned life insurance increased $43,000, or 16.3%, and $103,000, or 19.9%, for the three and six months ended June 30, 2014, respectively, due to an increase in average BOLI assets when compared to the same periods in 2013.

Other income increased $120,000, or 12.6%, and $212,000, or 11.5%, for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, primarily due to increases in brokerage service fees, merchant services income, and credit card fees which were slightly offset by a decrease in the Southside Select fee income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.

Noninterest expense was $20.4 million and $40.6 million for the three and six months ended June 30, 2014, respectively, compared to $21.2 million and $41.5 million for the same periods in 2013, respectively, representing a decrease of $740,000, or 3.5%, and $877,000, or 2.1%, for the three and six months ended June 30, 2014, respectively.

Salaries and employee benefits expense decreased $309,000, or 2.3%, and $416,000, or 1.6%, during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  The decrease for the three and six months ended June 30, 2014, was primarily the result of the decrease in retirement expense which was partially offset by an increase in direct salary expense.

Direct salary expense and payroll taxes increased $360,000, or 3.3%, and $935,000, or 4.2%, during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. This increase was due to increases in personnel and normal salary increases effective in the first quarter of 2014.

Retirement expense, included in salary and benefits, decreased $822,000, or 59.4%, and $1.5 million, or 58.2%, for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  The decrease was primarily related to the decrease in the defined benefit plan expense due to the funded status of the plan and the increase in the discount rate to 5.06% from 4.08% for the same period in 2013.

Health and life insurance expense, included in salary and benefits, increased $153,000, or 14.8%, and $162,000, or 8.3%, for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  The increase for the three and six months ended June 30, 2014 was due to increased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2014.

Professional fees increased $742,000, or 132.0%, and $1.0 million, or 85.61%, for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, due to approximately $680,000 of legal and accounting fees associated with the pending OmniAmerican merger.

Telephone and communications decreased $64,000, or 16.7%, and $237,000, or 28.4%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 due primarily to contract negotiations with our service providers.

FHLB prepayment fees decreased $1.0 million, or 100.0%, during the three and six months ended June 30, 2014 as a result of the prepayment of $90.2 million of FHLB advances during the second quarter of 2013.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2014 was $11.3 million and $20.7 million, respectively, compared to $12.8 million and $23.7 million for the same periods in 2013, respectively.  Income tax expense was $838,000 and $2.0 million for the three and six months ended June 30, 2014, respectively, compared to $1.7 million and $3.6 million, for the three and six months ended June 30, 2013, respectively.  The effective tax rate as a percentage of pre-tax income was 7.4% and 9.7% for the three and six months ended June 30, 2014, respectively, compared to 13.4%, and 15.0%, respectively, for the same periods in 2013.  The decrease in the effective tax rate for the three and six months ended June 30, 2014 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same periods in 2013. The increase in tax-exempt income as a percentage of taxable income was primarily due to the significant increase in our average tax-exempt securities portfolio for the six months ended June 30, 2014 compared to the same period in 2013. Net deferred tax assets totaled $12.7 million at June 30, 2014, as compared to $18.4 million at December 31, 2013. The decrease in net deferred tax assets resulted primarily from a decrease in unrealized losses on securities available for sale, offset by an increase in the alternative minimum tax.

Capital Resources

Our total shareholders' equity at June 30, 2014, was $284.0 million, representing an increase of 9.4%, or $24.4 million, from December 31, 2013, and represented 8.1% of total assets at June 30, 2014, compared to 7.5% of total assets at December 31, 2013.

Increases to our shareholders’ equity consisted primarily of net income of $18.7 million, a decrease in accumulated other comprehensive loss of $12.3 million, stock compensation expense of $577,000, and the issuance of $523,000 in common stock (18,265 shares) through our dividend reinvestment plan. These increases were slightly offset by $7.7 million in cash dividends paid.

On March 20, 2014, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 10, 2014, which was paid on May 1, 2014.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of June 30, 2014, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$347,686	22.04%	$126,183	8.00%	N/A	N/A
Bank Only	$344,709	21.87%	$126,099	8.00%	$157,624	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$328,982	20.86%	$63,092	4.00%	N/A	N/A
Bank Only	$326,005	20.68%	$63,049	4.00%	$94,574	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$328,982	9.65%	$136,348	4.00%	N/A	N/A
Bank Only	$326,005	9.57%	$136,274	4.00%	$170,343	5.00%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework will change as a result of the Dodd-Frank Act and as a result of a separate international regulatory capital initiative known as “Basel III.” See the section captioned “Supervision and Regulation” in Part I - Item 1. Business of our 2013 Annual Report on Form 10-K for more information on these topics.
Management believes that, as of June 30, 2014, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Return on Average Assets	1.09%	1.24%
Return on Average Shareholders' Equity	13.80	15.69
Dividend Payout Ratio – Basic	42.42	37.38
Dividend Payout Ratio – Diluted	42.42	37.38
Average Shareholders' Equity to Average Total Assets	7.88	7.89
	Three Months Ended June 30,
	2014	2013
Return on Average Assets	1.22%	1.33%
Return on Average Shareholders' Equity	15.09	17.17
Dividend Payout Ratio – Basic	38.18	33.90
Dividend Payout Ratio – Diluted	38.18	33.90
Average Shareholders' Equity to Average Total Assets	8.06	7.75

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2013.  There were no substantial changes in these concentrations during the six months ended June 30, 2014.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans, which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2014, the SFG loans totaled approximately $89.2 million.  Our loan growth may accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $40.0 million, or 3.0%, to $1.39 billion for the six months ended June 30, 2014 from $1.35 billion at December 31, 2013, and increased $97.9 million, or 7.6%, from $1.29 billion at June 30, 2013.  Average loans increased $90.1 million, or 7.1%, during the six months ended June 30, 2014 when compared to the same period in 2013.

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

The following table sets forth loan totals for the periods presented:

	At June 30, 2014	At December 31, 2013	At June 30, 2013
	(in thousands)
Real Estate Loans:
Construction	$164,668	$125,219	$123,493
1-4 Family Residential	391,675	390,499	385,241
Other	271,858	262,536	232,632
Commercial Loans	156,893	157,655	153,985
Municipal Loans	239,883	245,550	224,134
Loans to Individuals	166,308	169,814	173,944
Total Loans	$1,391,285	$1,351,273	$1,293,429

Construction loans increased $39.4 million, or 31.5%, to $164.7 million at June 30, 2014, from $125.2 million at December 31, 2013, and $41.2 million, or 33.3%, from $123.5 million at June 30, 2013, due to increased activity in the Austin and Dallas-Fort Worth markets.

Our 1-4 family residential mortgage loans increased $1.2 million, or 0.3%, to $391.7 million at June 30, 2014, from $390.5 million at December 31, 2013, and $6.4 million, or 1.7%, from $385.2 million at June 30, 2013, due primarily to the low interest rate environment and increased activity in the Dallas-Fort Worth market.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $9.3 million, or 3.6%, to $271.9 million at June 30, 2014, from $262.5 million at December 31, 2013, and increased $39.2 million, or 16.9%, from $232.6 million at June 30, 2013.

Commercial loans decreased $762,000, or 0.5%, to $156.9 million at June 30, 2014, from $157.7 million at December 31, 2013, and increased $2.9 million, or 1.9%, from $154.0 million at June 30, 2013.

Municipal loans decreased $5.7 million, or 2.3%, to $239.9 million at June 30, 2014, from $245.6 million at December 31, 2013, and increased $15.7 million, or 7.0%, from $224.1 million at June 30, 2013.

Loans to individuals, which includes SFG loans, decreased $3.5 million, or 2.1%, to $166.3 million at June 30, 2014, from $169.8 million at December 31, 2013, and decreased $7.6 million, or 4.4%, from $173.9 million at June 30, 2013.  The decrease for the six months ended June 30, 2014 was due to a decrease in SFG loans purchased.

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

As of June 30, 2014, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and six months ended June 30, 2014, loan charge-offs were $3.5 million and $8.3 million, and recoveries were $517,000 and $1.1 million, resulting in net charge-offs of $3.0 million and $7.3 million, respectively.  For the three and six months ended June 30, 2013, loan charge-offs were $2.7 million and $5.9 million, and recoveries were $512,000 and $1.1 million, resulting in net charge-offs of $2.2 million and $4.7 million.  The increase in net charge-offs for the three and six months ended June 30, 2014, was primarily related to an increase in the level of charge-offs in the consumer portfolio.  The necessary provision expense was estimated at $2.7 million and $6.8 million for the three and six months ended June 30, 2014, respectively, compared to $2.0 million and $2.5 million for the comparable periods in 2013, respectively.  The increase in provision expense for the three and six months ended June 30, 2014, compared to the same periods in 2013 was due in part to low provision expense during the first half of 2013, an increase in the level of charge-offs in the consumer portfolio and an increase in nonperforming assets.

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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2014	At December 31, 2013	At June 30, 2013
Nonaccrual loans	$9,620	$8,088	$8,179
Accruing loans past due more than 90 days	4	3	—
Restructured loans	4,036	3,888	3,053
Other real estate owned	383	726	772
Repossessed assets	492	901	266
Total Nonperforming Assets	$14,535	$13,606	$12,270

	At June 30, 2014	At December 31, 2013	At June 30, 2013
Asset Quality Ratios:
Nonaccruing loans to total loans	0.69%	0.60%	0.63%
Allowance for loan losses to nonaccruing loans	191.35	233.40	224.60
Allowance for loan losses to nonperforming assets	126.65	138.74	149.71
Allowance for loan losses to total loans	1.32	1.40	1.42
Nonperforming assets to total assets	0.42	0.39	0.36
Net charge-offs to average loans	1.07	0.82	0.75

Total nonperforming assets at June 30, 2014 were $14.5 million, an increase of $929,000, or 6.8%, from $13.6 million at December 31, 2013 and an increase of $2.3 million, or 18.5%, from $12.3 million at June 30, 2013.  The increase in nonperforming assets for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily a result of an increase in nonaccrual loans.

From December 31, 2013 to June 30, 2014, nonaccrual loans increased $1.5 million, or 18.9%, to $9.6 million, and from June 30, 2013, increased $1.4 million, or 17.6%.  Of the total nonaccrual loans at June 30, 2014, 26.7% are residential real estate loans, 25.3% are commercial real estate loans, 5.3% are commercial loans, 21.2% are loans to individuals, primarily SFG automobile loans, and 21.5% are construction loans. Restructured loans increased $148,000, or 3.8%, to $4.0 million at June 30, 2014, from $3.9 million at December 31, 2013 and $983,000, or 32.2%, from $3.1 million at June 30, 2013.  OREO decreased $343,000, or 47.2%, to $383,000 at June 30, 2014 from $726,000 at December 31, 2013 and $389,000, or 50.4%, from $772,000 at June 30, 2013.  The OREO at June 30, 2014, consisted primarily of commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $409,000, or 45.4%, to $492,000 at June 30, 2014, from $901,000 at December 31, 2013 and increased $226,000, or 85.0%, from $266,000 at June 30, 2013.

Pending Acquisition

On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OmniAmerican Bancorp, Inc., a Maryland corporation (“OmniAmerican”) and the holding company for OmniAmerican Bank, a federal savings association based in Fort Worth, Texas. As of June 30, 2014, OmniAmerican had $1.4 billion in assets. The Merger Agreement provides that, subject to the terms and conditions thereof, OmniAmerican will merge with and into the Company, with the Company as the surviving corporation. The merger is expected to close during the fourth quarter of 2014, subject to receipt of regulatory approvals and approvals by both our shareholders and OmniAmerican's stockholders.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 3.51% and 6.15%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.33% and 2.29%, respectively, relative to the base case over the next 12 months. As of December 31, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 5.86% and 8.42%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.69% and 4.15%, respectively, relative to the base case over the next 12 months. As of June 30, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 5.90% and 7.52%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.93% and 1.31%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company's management, including the Company's CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

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

Subsequent to December 31, 2013, we enhanced our interest income recognition controls for callable municipal securities purchased at a premium. As a result, we are amortizing all municipal securities purchased at a premium to the maturity date of the security.

As of June 30, 2014, management believes it has placed in operation controls to address the material weakness mentioned above and believes that the material weakness identified has been remediated.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at June 30, 2014 such litigation is not material to our financial position, results of operations or cash flows.
Litigation Relating to the Merger
On June 25, 2014, a purported stockholder of OmniAmerican filed a lawsuit in the Circuit Court for Baltimore City, Maryland captioned McDougal v. OmniAmerican Bancorp, Inc., et al., Case No. 24-C-14-003920, naming OmniAmerican, members of OmniAmerican's board of directors, Southside and Merger Sub as defendants. The lawsuit is purportedly brought on behalf of a putative class of OmniAmerican's public stockholders and seeks a declaration that it is properly maintainable as a class action and a certification of the plaintiff and her counsel as class representative and class counsel. The lawsuit asserts direct and derivative claims against OmniAmerican's directors and alleges that they breached their fiduciary duties and that OmniAmerican, Southside and Merger Sub aided and abetted those alleged breaches by, among other things, (a) failing to take steps to maximize shareholder value for OmniAmerican public stockholders; (b) failing to properly value OmniAmerican; (c) failing to protect against conflicts of interest; (d) failing to disclose material information necessary for OmniAmerican stockholders to make an informed vote on the merger; and (e) agreeing to deal protection devices that preclude a fair sales process. Among other relief, the plaintiff seeks to enjoin the merger. On July 9, 2014, the plaintiff filed a motion to transfer the case to Maryland's Business and Technology Case Management Program.
OmniAmerican and Southside believe the claims asserted are without merit and intend to vigorously defend against this lawsuit.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	August 7, 2014	BY:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 7, 2014	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
2
Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc. (filed as Exhibit 2 to the Registrant's Form 10-Q, filed May 9, 2014, and incorporated herein by reference).

3 (a)	Restated Certificate of Formation of Southside Bancshares, Inc. effective May 2, 2014 (filed as Exhibit 3 (a) to the Registrant's Form 10-Q, filed May 9, 2014, and incorporated herein by reference).

3 (b)	Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 9, 2012 (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed August 10, 2012, and incorporated herein by reference).

10.1
Form of Stockholder Voting and Support Agreement, dated April 28, 2014, by and between Southside Bancshares, Inc. and each of the non-employee directors of OmniAmerican Bancorp, Inc. (filed as Annex D to the joint proxy statement/ prospectus contained in the Registrant’s Registration Statement on Form S-4, Commission File No. 333-196817, filed June 16, 2014 (the “Registration Statement”), and incorporated herein by reference).

10.2
Employment Agreement, dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc. and Tim Carter, effective upon the closing of the OmniAmerican merger (filed as Exhibit 10.2 to Amendment No. 1 to the Registration Statement, filed July 18, 2014 (“Amendment No. 1”), and incorporated herein by reference).

10.3
Employment Agreement, dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc. and Deborah B. Wilkinson, effective upon the closing of the OmniAmerican merger (filed as Exhibit 10.3 to Amendment No. 1 and incorporated herein by reference).

10.4
Employment Agreement, dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc. and Anne Holland, effective upon the closing of the OmniAmerican merger (filed as Exhibit 10.4 to Amendment No. 1 and incorporated herein by reference).

10.5
Employment Agreement, dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc. and T.L. Arnold, Jr., effective upon the closing of the OmniAmerican merger (filed as Exhibit 10.5 to Amendment No. 1 and incorporated herein by reference).

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