Form 10-Q
period 2014-09-30
SOUTHSIDE BANCSHARES INC
filed 2014-11-06
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of November 3, 2014 was 18,917,402 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$49,937	$45,624
Interest earning deposits	19,284	8,807
Total cash and cash equivalents	69,221	54,431
Investment securities:
Available for sale, at estimated fair value	321,221	337,429
Held to maturity, at carrying value (estimated fair value of $398,386 and $377,383, respectively)	389,529	391,552
Mortgage-backed securities:
Available for sale, at estimated fair value	674,529	840,258
Held to maturity, at carrying value (estimated fair value of $260,695 and $271,836, respectively)	256,528	275,569
FHLB stock, at cost	24,435	34,065
Other investments, at cost	2,099	2,065
Loans held for sale	75,436	151
Loans:
Loans	1,398,674	1,351,273
Less: Allowance for loan losses	(13,415)	(18,877)
Net Loans	1,385,259	1,332,396
Premises and equipment, net	53,889	52,060
Goodwill	22,034	22,034
Other intangible assets, net	100	178
Interest receivable	14,221	21,973
Deferred tax asset	12,822	18,415
Unsettled trades to sell securities	5,120	3,933
Other assets	61,588	59,154
TOTAL ASSETS	$3,368,031	$3,445,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$585,415	$529,897
Interest bearing	1,858,149	1,997,911
Total deposits	2,443,564	2,527,808
Short-term obligations:
Federal funds purchased and repurchase agreements	2,116	859
FHLB advances	51,808	73,445
Total short-term obligations	53,924	74,304
Long-term obligations:
FHLB advances	476,004	499,349
Long-term debt	60,311	60,311
Total long-term obligations	536,315	559,660
Unsettled trades to purchase securities	15,224	973
Other liabilities	27,895	23,400
TOTAL LIABILITIES	3,076,922	3,186,145

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 21,384,554 shares issued at September 30, 2014 and 20,386,221 shares issued at December 31, 2013)	26,731	25,483
Paid-in capital	244,150	214,091
Retained earnings	65,409	78,673
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(7,489)	(21,037)
TOTAL SHAREHOLDERS' EQUITY	291,109	259,518
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,368,031	$3,445,663
The accompanying notes are an integral part of these consolidated financial statements.
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Loans	$17,168	$18,625	$53,836	$54,680
Investment securities – taxable	210	139	476	672
Investment securities – tax-exempt	6,325	6,927	18,304	17,322
Mortgage-backed securities	6,070	5,069	21,309	13,685
FHLB stock and other investments	36	36	144	135
Other interest earning assets	31	15	96	93
Total interest income	29,840	30,811	94,165	86,587
Interest expense
Deposits	1,876	2,011	5,976	6,082
Short-term obligations	226	116	353	1,755
Long-term obligations	2,018	2,043	6,368	5,778
Total interest expense	4,120	4,170	12,697	13,615
Net interest income	25,720	26,641	81,468	72,972
Provision for loan losses	4,868	3,640	11,651	6,153
Net interest income after provision for loan losses	20,852	23,001	69,817	66,819
Noninterest income
Deposit services	3,860	4,005	11,292	11,662
Net gain (loss) on sale of securities available for sale	1,151	(142)	1,660	9,204
Total other-than-temporary impairment losses	—	—	—	(52)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	10
Net impairment losses recognized in earnings	—	—	—	(42)

Impairment of investment in SFG Finance, LLC	(2,239)	—	(2,239)	—
Gain on sale of loans	108	130	269	690
Trust income	798	759	2,340	2,212
Bank owned life insurance income	320	327	941	845
Other	1,021	1,334	3,077	3,178
Total noninterest income	5,019	6,413	17,340	27,749
Noninterest expense
Salaries and employee benefits	12,798	13,167	38,992	39,777
Occupancy expense	1,773	1,922	5,313	5,690
Advertising, travel & entertainment	489	599	1,637	1,896
ATM and debit card expense	327	310	946	994
Professional fees	1,132	730	3,363	1,932
Software and data processing expense	543	528	1,530	1,515
Telephone and communications	292	383	890	1,218
FDIC insurance	437	433	1,319	1,263
FHLB prepayment fees	—	—	—	988
Other	2,226	2,192	6,635	6,476
Total noninterest expense	20,017	20,264	60,625	61,749

Income before income tax expense	5,854	9,150	26,532	32,819
Income tax (benefit) expense	(243)	257	1,754	3,816
Net income	$6,097	$8,893	$24,778	$29,003
Earnings per common share – basic	$0.32	$0.47	$1.32	$1.54
Earnings per common share – diluted	$0.32	$0.47	$1.31	$1.54
Dividends paid per common share	$0.22	$0.20	$0.64	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$6,097	$8,893	$24,778	$29,003
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities during the period	2,751	(2,686)	21,070	(46,966)
Change in net unrealized loss on securities transferred to held to maturity	282	165	836	193
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	—	—	(10)
Reclassification adjustment for net (gain) loss on sale of available for sale securities, included in net income	(1,151)	142	(1,660)	(9,204)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	—	—	42
Amortization of net actuarial loss, included in net periodic benefit cost	260	697	781	2,091
Amortization of prior service credit, included in net periodic benefit cost	(3)	(10)	(10)	(32)
Other comprehensive income (loss), before tax	2,139	(1,692)	21,017	(53,886)
Income tax (expense) benefit related to other items of comprehensive income	(862)	592	(7,469)	18,860
Other comprehensive income (loss), net of tax	1,277	(1,100)	13,548	(35,026)
Comprehensive income (loss)	$7,374	$7,793	$38,326	$(6,023)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income			29,003			29,003
Other comprehensive loss					(35,026)	(35,026)
Issuance of common stock (43,733 shares)	54	959				1,013
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		571				571
Tax benefits related to stock awards		43				43
Net issuance of common stock under employee stock plan	24	72	(68)			28
Cash dividends paid on common stock ($0.60 per share)			(10,539)			(10,539)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at September 30, 2013	$25,451	$213,242	$72,044	$(37,692)	$(32,088)	$240,957

Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net Income			24,778			24,778
Other comprehensive income					13,548	13,548
Issuance of common stock (26,894 shares)	34	763				797
Stock compensation expense		842				842
Tax benefits related to stock awards		249				249
Net issuance of common stock under employee stock plan	90	1,025	(112)			1,003
Cash dividends paid on common stock ($0.64 per share)			(11,865)			(11,865)
Impairment of investment in SFG Finance, LLC.		2,239				2,239
Stock dividend declared	1,124	24,941	(26,065)			—
Balance at September 30, 2014	$26,731	$244,150	$65,409	$(37,692)	$(7,489)	$291,109

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$24,778	$29,003
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,429	2,756
Amortization of premium	15,620	24,029
Accretion of discount and loan fees	(2,763)	(4,462)
Provision for loan losses	11,651	6,153
Stock compensation expense	842	571
Deferred tax benefit	(2,322)	(202)
Excess tax benefits from stock-based compensation	(253)	(43)
Net gain on sale of securities available for sale	(1,660)	(9,204)
Net other-than-temporary impairment losses	—	42
Impairment of investment in SFG Finance, LLC.	2,239	—
Loss on premises and equipment	14	4
Loss (gain) on other real estate owned	65	(59)
Net change in:
Interest receivable	7,752	2,235
Other assets	(2,185)	(6,796)
Interest payable	(69)	(447)
Other liabilities	4,943	2,661
Loans originated for sale	(533)	3,105
Net cash provided by operating activities	60,548	49,346

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	—	(127,479)
Maturities, calls and principal repayments	18,883	150,737
Securities available for sale:
Purchases	(538,361)	(1,303,285)
Sales	529,054	697,458
Maturities, calls and principal repayments	214,296	287,582
Proceeds from redemption of FHLB stock	11,437	5,819
Purchases of FHLB stock and other investments	(1,841)	(10,711)
Net loans originated	(142,523)	(62,287)
Purchases of premises and equipment	(4,280)	(3,898)
Proceeds from sales of premises and equipment	8	—
Proceeds from sales of other real estate owned	275	480
Proceeds from sales of repossessed assets	5,158	3,155
Net cash provided by (used in) investing activities	92,106	(362,429)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2014	2013
FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings accounts	(11,761)	23,483
Net (decrease) increase in certificates of deposit	(72,566)	32,966
Net increase (decrease) in federal funds purchased and repurchase agreements	1,257	(126)
Proceeds from FHLB advances	6,485,983	13,062,172
Repayment of FHLB advances	(6,530,965)	(12,885,012)
Excess tax benefits from stock-based awards	253	43
Net issuance of common stock under employee stock plan	1,003	28
Purchase of common stock	—	(1,899)
Proceeds from the issuance of common stock	797	1,013
Cash dividends paid	(11,865)	(10,539)
Net cash (used in) provided by financing activities	(137,864)	222,129

Net increase (decrease) in cash and cash equivalents	14,790	(90,954)
Cash and cash equivalents at beginning of period	54,431	150,630
Cash and cash equivalents at end of period	$69,221	$59,676

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$12,766	$14,062
Income taxes paid	$4,300	$2,700

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$4,581	$3,931
Loans transferred to held for sale from held for investment	$74,752	$—
Transfer of available for sale securities to held to maturity securities	$—	$452,884
Adjustment to pension liability	$(771)	$(2,059)
5% stock dividend	$26,065	$17,060
Unsettled trades to purchase securities	$(15,224)	$(25,414)
Unsettled trades to sell securities	$5,120	$—

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
The consolidated balance sheet as of September 30, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows and notes to the financial statements for the three- and nine-month periods ended September 30, 2014 and 2013 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
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
Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" in April 2014 to change the criteria used for accounting for dispositions and enhance the requirements for reporting a discontinued operation. Dispositions which represent a strategic shift that has or will have a major effect on the entity's financial condition or operating results are required to be reported as discontinued operations. ASU 2014-08 is effective for interim and annual periods beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 in September 2014 in connection with the SFG loans transferred to held for sale, which occurred during the third quarter of 2014. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.
The FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” in January 2014 to clarify when an entity is considered to have obtained physical possession of a residential real estate property collateralizing a consumer mortgage loan. Upon physical possession (from an in-substance possession or foreclosure) of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU is effective for our interim and annual periods beginning after January 1, 2015.  Early adoption is permitted. ASU 2014-04 is not expected to have a material impact on our consolidated financial statements.

2.    Pending Acquisition
On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OmniAmerican Bancorp, Inc., a Maryland corporation (“OmniAmerican”) and the holding company for OmniAmerican Bank, a federal savings association based in Fort Worth, Texas. As of September 30, 2014, OmniAmerican had $1.3 billion in assets. The Merger Agreement provides that, subject to the terms and conditions thereof, OmniAmerican will merge with and into the Company, with the Company as the surviving corporation. The merger is expected to close during the fourth quarter of 2014, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
Pursuant to the Merger Agreement, each outstanding share of common stock of OmniAmerican will be converted into (a) 0.4459 of a share of common stock of the Company, subject to adjustment pursuant to the terms of the Merger Agreement and (b) $13.125 in cash.
On October 14, 2014, the shareholders of the Company approved the issuance of shares of Company common stock to the stockholders of OmniAmerican, and the stockholders of OmniAmerican approved the merger and also approved, on an advisory basis, certain compensation that will or may become payable to OmniAmerican's named executive officers in connection with the merger.

3.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and Diluted Earnings:
Net income	$6,097	$8,893	$24,778	$29,003
Basic weighted-average shares outstanding	18,864	18,772	18,838	18,756
Add: Stock options	101	52	94	34
Diluted weighted-average shares outstanding	18,965	18,824	18,932	18,790

Basic Earnings Per Share:	$0.32	$0.47	$1.32	$1.54

Diluted Earnings Per Share:	$0.32	$0.47	$1.31	$1.54

For the three- and nine-month periods ended September 30, 2014, there were approximately 3,000 and 14,000 anti-dilutive shares, respectively. For the nine-month period ended September 30, 2013, there were approximately 6,000 anti-dilutive shares. For the three-month period ended September 30, 2013, there were no anti-dilutive shares.

4.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income by component are as follows (in thousands):

	Nine Months Ended September 30, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)
Other comprehensive income (loss) before reclassifications	21,906	—	—	—	21,906
Reclassified to income	(1,660)	—	(10)	781	(889)
Income tax benefit (expense)	(7,016)	—	4	(457)	(7,469)
Net current-period other comprehensive income (loss), net of tax	13,230	—	(6)	324	13,548
Ending balance, net of tax	$4,574	$—	$(18)	$(12,045)	$(7,489)

	Three Months Ended September 30, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$3,281	$—	$(17)	$(12,030)	$(8,766)
Other comprehensive income (loss) before reclassifications	3,033	—	—	—	3,033
Reclassified to income	(1,151)	—	(3)	260	(894)
Income tax benefit (expense)	(589)	—	2	(275)	(862)
Net current-period other comprehensive income (loss), net of tax	1,293	—	(1)	(15)	1,277
Ending balance, net of tax	$4,574	$—	$(18)	$(12,045)	$(7,489)

	Nine Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive income (loss) before reclassifications	(46,960)	177	—	—	(46,783)
Reclassified to income	(9,204)	42	(32)	2,091	(7,103)
Income tax benefit (expense)	19,657	(76)	11	(732)	18,860
Net current-period other comprehensive (loss) income, net of tax	(36,507)	143	(21)	1,359	(35,026)
Ending balance, net of tax	$(6,007)	$(997)	$227	$(25,311)	$(32,088)

	Three Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(4,446)	$(1,012)	$234	$(25,764)	$(30,988)
Other comprehensive income (loss) before reclassifications	(2,544)	23	—	—	(2,521)
Reclassified to income	142	—	(10)	697	829
Income tax benefit (expense)	841	(8)	3	(244)	592
Net current-period other comprehensive (loss) income, net of tax	(1,561)	15	(7)	453	(1,100)
Ending balance, net of tax	$(6,007)	$(997)	$227	$(25,311)	$(32,088)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (1)	$1,151	$(142)	$1,660	$9,204
Impairment losses (2)	—	—	—	(42)
Total before tax	1,151	(142)	1,660	9,162
Tax (expense) benefit	(386)	50	(564)	(3,207)
Net of tax	$765	$(92)	$1,096	$5,955

Amortization of pension plan items:
Net actuarial loss (3)	$(260)	$(697)	$(781)	$(2,091)
Prior service credit (3)	3	10	10	32
Total before tax	(257)	(687)	(771)	(2,059)
Tax benefit	82	241	262	721
Net of tax	$(175)	$(446)	$(509)	$(1,338)
Total reclassifications for the period, net of tax	$590	$(538)	$587	$4,617

(1) Listed as Net gain (loss) on sale of securities available for sale on the Statements of Income.
(2) Listed as Net impairment losses recognized in earnings on the Statements of Income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of September 30, 2014 and December 31, 2013 are reflected in the tables below (in thousands):

	September 30, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasuries	$34,814	$4	$47	$34,771			$34,771
State and Political Subdivisions	266,781	7,576	1,166	273,191			273,191
Other Stocks and Bonds	13,083	176	—	13,259			13,259
Mortgage-backed Securities: (1)
Residential	568,822	12,919	850	580,891			580,891
Commercial	93,921	389	672	93,638			93,638
Total	$977,421	$21,064	$2,735	$995,750			$995,750

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$394,309	$5,265	$10,045	$389,529	$9,875	$1,018	$398,386
Mortgage-backed Securities: (1)
Residential	55,256	—	75	55,181	3,131	—	58,312
Commercial	207,890	—	6,543	201,347	3,197	2,161	202,383
Total	$657,455	$5,265	$16,663	$646,057	$16,203	$3,179	$659,081

	December 31, 2013
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$11,612	$—	$1,483	$10,129			$10,129
State and Political Subdivisions	322,412	4,537	12,875	314,074			314,074
Other Stocks and Bonds	13,074	159	7	13,226			13,226
Mortgage-backed Securities:(1)
Residential	760,418	14,940	3,273	772,085			772,085
Commercial	71,262	220	3,309	68,173			68,173
Total	$1,178,778	$19,856	$20,947	$1,177,687			$1,177,687

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$396,549	$5,925	$10,922	$391,552	$1,207	$15,376	$377,383
Mortgage-backed Securities:(1)
Residential	74,129	—	99	74,030	3,923	—	77,953
Commercial	208,667	—	7,128	201,539	—	7,656	193,883
Total	$679,345	$5,925	$18,149	$667,121	$5,130	$23,032	$649,219

(1) All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

During 2013, the Company transferred certain commercial mortgage-backed securities and state and political subdivision securities from available for sale (“AFS”) to held to maturity (“HTM”). We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2014.

The following table represents the unrealized loss on securities as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasuries	$29,805	$47	$—	$—	$29,805	$47
State and Political Subdivisions	27,890	53	59,584	1,113	87,474	1,166
Mortgage-backed Securities:
Residential	67,538	272	20,651	578	88,189	850
Commercial	59,826	388	9,928	284	69,754	672
Total	$185,059	$760	$90,163	$1,975	$275,222	$2,735
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$5,925	$38	$90,535	$980	$96,460	$1,018
Mortgage-backed Securities:
Commercial	54,471	494	58,235	1,667	112,706	2,161
Total	$60,396	$532	$148,770	$2,647	$209,166	$3,179

	As of December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$—	$—	$10,129	$1,483	$10,129	$1,483
State and Political Subdivisions	191,117	11,757	18,408	1,118	209,525	12,875
Other Stocks and Bonds	2,992	7	—	—	2,992	7
Mortgage-backed Securities:
Residential	126,965	3,266	1,351	7	128,316	3,273
Commercial	65,406	3,309	—	—	65,406	3,309
Total	$386,480	$18,339	$29,888	$2,608	$416,368	$20,947
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$283,667	$15,311	$1,705	$65	$285,372	$15,376
Mortgage-backed Securities:
Commercial	193,883	7,656	—	—	193,883	7,656
Total	$477,550	$22,967	$1,705	$65	$479,255	$23,032

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

The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss are not other-than-temporarily impaired at September 30, 2014.

Prior to December 31, 2013, we held pooled trust preferred securities ("TRUPs"). The turmoil in the capital markets had a significant impact on our estimate of fair value of our TRUPs. These TRUPs were structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Given the facts and circumstances associated with the TRUPs, we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred and defaulted and performed detailed cash flow modeling for each TRUP. During the nine months ended September 30, 2013, the additional write-down recognized in earnings was approximately $42,000.

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

Interest income recognized on securities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
U.S. Treasury	$191	$17
U.S. Government Agency Debentures	100	378
State and Political Subdivisions	18,333	17,447
Other Stocks and Bonds	156	152
Mortgage-backed Securities	21,309	13,685
Total interest income on securities	$40,089	$31,679

	Three Months Ended September 30,
	2014	2013
U.S. Treasury	$150	$—
U.S. Government Agency Debentures	—	73
State and Political Subdivisions	6,332	6,940
Other Stocks and Bonds	53	53
Mortgage-backed Securities	6,070	5,069
Total interest income on securities	$12,605	$12,135

Of the approximately $1.7 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2014, there were $6.8 million in realized gains and $5.2 million in realized losses.  Of the $9.2 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2013, there were $13.0 million in realized gains and approximately $3.8 million in realized losses. There were no sales from the HTM portfolio during the nine months ended September 30, 2014 or 2013.
The amortized cost, carrying value and fair value of securities at September 30, 2014, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2014
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$3,619	$3,652
Due after one year through five years	53,593	54,048
Due after five years through ten years	32,624	33,315
Due after ten years	224,842	230,206
	314,678	321,221
Mortgage-backed Securities:	662,743	674,529
Total	$977,421	$995,750

	September 30, 2014
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$—	$—
Due after one year through five years	2,917	2,915
Due after five years through ten years	33,464	33,696
Due after ten years	353,148	361,775
	389,529	398,386
Mortgage-backed Securities:	256,528	260,695
Total	$646,057	$659,081

Investment and MBS with carrying values of $918.6 million and $1.14 billion were pledged as of September 30, 2014 and December 31, 2013, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates their fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2014	December 31, 2013
Real Estate Loans:
Construction	$178,127	$125,219
1-4 Family Residential	394,889	390,499
Other	332,519	262,536
Commercial Loans	162,356	157,655
Municipal Loans	256,319	245,550
Loans to Individuals (1)	74,464	169,814
Total Loans	1,398,674	1,351,273
Less: Allowance for Loan Losses	13,415	18,877
Net Loans	$1,385,259	$1,332,396

(1)
At September 30, 2014, SFG purchased loans, totaling approximately $74.8 million, were transferred to loans held for sale, and therefore, are not included in the loan tables presented in this note to the consolidated financial statements.

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
Loan pools purchased through SFG were subjected to a modeling system that considered credit scores and estimated collateral values to determine expected defaults in each pool.  SFG purchased loan pools of approximately $6.1 million and $36.5 million, net of discount, during the three and nine months ended September 30, 2014, respectively.  There have been no material loan pool purchases since August 2014 and there will be no additional loan pool purchases through SFG. For the three and nine months ended September 30, 2013, SFG purchased loan pools of approximately $16.3 million and $61.6 million, net of discount, respectively.
On October 3, 2014, we announced that we intended to sell all of our subprime automobile loans purchased through SFG, as well as the repossessed assets SFG holds and that we were endeavoring to complete such a sale in the fourth quarter of 2014. As a result of this decision, SFG loans totaling $74.8 million were transferred to held for sale and are therefore not included in our loan portfolio as of September 30, 2014.
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

Prior to September 30, 2014, SFG loans included in loans to individuals that experienced past due status or extension of maturity characteristics were reserved for at higher levels based on the circumstances associated with each specific loan.  In general, the reserves for SFG were calculated based on the past due status of the loan.  For reserve purposes, the portfolio was segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that paid late took longer to repay than the original contract.  Additionally, some loans may have been granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increased the risk of collateral deterioration and, accordingly, reserves were increased to recognize this risk.

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

•
Pass Watch (Rating 5) – Special Treatment Required – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified; however, particular attention must be accorded such credits due to characteristics such as:

•	A lack of, or abnormally extended payment program;

•	A heavy degree of concentration of collateral without sufficient margin;

•	A vulnerability to competition through lesser or extensive financial leverage; and

•	A dependence on a single or few customers or sources of supply and materials without suitable substitutes or alternatives.

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
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions, including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Nine Months Ended September 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals (1)	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	47	206	(245)	1,525	45	10,073	11,651
Loans charged off	(14)	(22)	—	(65)	—	(18,630)	(18,731)
Recoveries of loans charged off	107	77	6	139	—	1,289	1,618
Balance at end of period	$2,282	$3,538	$2,333	$3,569	$713	$980	$13,415

	Three Months Ended September 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals (1)	Total
Balance at beginning of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$18,408
Provision (reversal) for loan losses	(262)	(422)	(105)	1,844	50	3,763	4,868
Loans charged off	—	—	—	(60)	—	(10,357)	(10,417)
Recoveries of loans charged off	48	45	2	28	—	433	556
Balance at end of period	$2,282	$3,538	$2,333	$3,569	$713	$980	$13,415

(1) Of the $18.6 million and $10.4 million in charge-offs recorded in the Loans to Individuals category for the nine and three months ended September 30, 2014, respectively, approximately $6.0 million of these amounts relate to the write-down of SFG loans to fair value in connection with the transfer of SFG loans to held for sale.

	Nine Months Ended September 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(214)	246	108	(628)	(21)	7,846	(1,184)	6,153
Loans charged off	—	(228)	(67)	(292)	—	(8,784)	—	(9,371)
Recoveries of loans charged off	49	85	338	190	—	1,327	—	1,989
Balance at end of period	$2,190	$3,648	$2,669	$2,428	$612	$7,762	$47	$19,356

	Three Months Ended September 30, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total
Balance at beginning of period	$2,100	$3,609	$2,104	$2,450	$633	$6,901	$573	$18,370
Provision (reversal) for loan losses	63	(35)	237	(8)	(21)	3,930	(526)	3,640
Loans charged off	—	—	—	(94)	—	(3,420)	—	(3,514)
Recoveries of loans charged off	27	74	328	80	—	351	—	860
Balance at end of period	$2,190	$3,648	$2,669	$2,428	$612	$7,762	$47	$19,356

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of September 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$20	$100	$24	$368	$14	$92	$618
Ending balance – collectively evaluated for impairment	2,262	3,438	2,309	3,201	699	888	12,797
Balance at end of period	$2,282	$3,538	$2,333	$3,569	$713	$980	$13,415

	As of December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$103	$161	$73	$240	$15	$173	$765
Ending balance – collectively evaluated for impairment	2,039	3,116	2,499	1,730	653	8,075	18,112
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	September 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$794	$4,394	$1,643	$1,209	$699	$304	$9,043
Loans collectively evaluated for impairment	177,333	390,495	330,876	161,147	255,620	74,160	1,389,631
Total ending loan balance	$178,127	$394,889	$332,519	$162,356	$256,319	$74,464	$1,398,674

	December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,472	$2,624	$1,778	$1,369	$759	$559	$8,561
Loans collectively evaluated for impairment	123,747	387,875	260,758	156,286	244,791	169,255	1,342,712
Total ending loan balance	$125,219	$390,499	$262,536	$157,655	$245,550	$169,814	$1,351,273

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

	September 30, 2014
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$171,892	$2,709	$1,177	$2,320	$29	$178,127
1-4 Family Residential	385,158	1,464	1,724	5,489	1,054	394,889
Other	321,834	2,499	2,593	5,593	—	332,519
Commercial Loans	141,512	797	—	19,845	202	162,356
Municipal Loans	255,370	—	—	949	—	256,319
Loans to Individuals	73,905	21	—	384	154	74,464
Total	$1,349,671	$7,490	$5,494	$34,580	$1,439	$1,398,674

	December 31, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$121,280	$—	$1,419	$2,454	$66	$125,219
1-4 Family Residential	380,741	1,626	3,025	4,901	206	390,499
Other	249,381	2,553	4,698	5,887	17	262,536
Commercial Loans	150,683	836	9	5,826	301	157,655
Municipal Loans	244,505	—	—	1,045	—	245,550
Loans to Individuals	168,764	27	2	719	302	169,814
Total	$1,315,354	$5,042	$9,153	$20,832	$892	$1,351,273

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2014	At December 31, 2013
Nonaccrual loans	$4,685	$8,088
Accruing loans past due more than 90 days	1	3
Restructured loans	4,388	3,888
Other real estate owned	383	726
Repossessed assets	407	901
Total Nonperforming Assets (1)	$9,864	$13,606

(1)
At September 30, 2014, there were $2.0 million in SFG nonaccrual loans and $40,000 in SFG restructured loans that were transferred to held for sale and not included in the nonperforming assets presented above. At September 30, 2014, total nonperforming assets, including loans held for sale, were $11.9 million.

Nonaccrual and Past Due Loans

Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Payments received on nonaccrual loans are applied to the outstanding principal balance. Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower, are considered in judgments as to potential loan loss.

Nonaccrual loans and accruing loans past due more than 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	September 30, 2014		December 31, 2013
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$794	$—	$1,472	$—
1-4 Family Residential	2,539	—	1,435	—
Other	510	—	599	—
Commercial Loans	581	—	1,062	—
Loans to Individuals	261	1	3,520	3
Total	$4,685	$1	$8,088	$3

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$292	$16	$794	$1,102	$177,025	$178,127
1-4 Family Residential	160	411	2,539	3,110	391,779	394,889
Other	103	1,919	510	2,532	329,987	332,519
Commercial Loans	338	37	581	956	161,400	162,356
Municipal Loans	250	—	—	250	256,069	256,319
Loans to Individuals	432	78	262	772	73,692	74,464
Total	$1,575	$2,461	$4,686	$8,722	$1,389,952	$1,398,674

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$311	$—	$1,472	$1,783	$123,436	$125,219
1-4 Family Residential	4,340	781	1,435	6,556	383,943	390,499
Other	2,652	—	599	3,251	259,285	262,536
Commercial Loans	411	22	1,062	1,495	156,160	157,655
Municipal Loans	—	—	—	—	245,550	245,550
Loans to Individuals	7,241	2,590	3,523	13,354	156,460	169,814
Total	$14,955	$3,393	$8,091	$26,439	$1,324,834	$1,351,273

The following tables set forth interest income recognized on impaired loans by class of loans for the periods presented. Average recorded investment of impaired loans is reported on a year-to-date basis (in thousands):

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$1,354	$—	$1,801	$2
1-4 Family Residential	3,371	49	3,015	31
Other	2,339	47	2,031	50
Commercial Loans	1,353	19	2,090	12
Municipal Loans	741	31	152	16
Loans to Individuals	2,402	2	3,016	313
Total	$11,560	$148	$12,105	$424

	Three Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$1,141	$—	$1,539	$—
1-4 Family residential	4,206	18	2,840	11
Other	2,604	16	1,781	17
Commercial loans	1,072	7	2,218	4
Municipal loans	714	10	379	5
Loans to individuals	1,854	—	2,950	64
Total	$11,591	$51	$11,707	$101
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the fair value of the collateral if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	September 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,494	$—	$794	$794	$20
1-4 Family Residential	4,538	—	4,394	4,394	100
Other	1,654	—	1,643	1,643	24
Commercial Loans	1,358	—	1,209	1,209	368
Municipal Loans	699	—	699	699	14
Loans to Individuals	316	—	304	304	92
Total	$10,059	$—	$9,043	$9,043	$618

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,629	$—	$1,472	$1,472	$103
1-4 Family Residential	2,748	—	2,624	2,624	161
Other	1,800	—	1,778	1,778	73
Commercial Loans	1,606	—	1,369	1,369	240
Municipal Loans	759	—	759	759	15
Loans to Individuals	4,280	—	3,943	3,943	1,950
Total	$13,822	$—	$11,945	$11,945	$2,542

At the time a loss is probable in the collection of contractual amounts, specific reserves are allocated.  Loans are charged off when deemed uncollectible or as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance at September 30, 2014 and 2013 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Nine Months Ended September 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$282	$193	$475	2
Other	—	—	401	401	2
Commercial Loans	302	—	173	475	6
Loans to Individuals	—	12	73	85	7
Total	$302	$294	$840	$1,436	17

	Three Months Ended September 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$193	$193	1
Commercial Loans	—	—	117	117	1
Loans to Individuals	—	—	27	27	3
Total	$—	$—	$337	$337	5

	Nine Months Ended September 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$40	$—	$—	$40	1
1-4 Family Residential	282	—	120	402	5
Other	162	—	15	177	2
Commercial Loans	266	—	91	357	5
Municipal Loans	759	—	—	759	1
Loans to Individuals	14	278	55	347	42
Total	$1,523	$278	$281	$2,082	56

	Three Months Ended September 30, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Other	$162	$—	$—	$162	1
Commercial Loans	—	—	73	73	1
Municipal Loans	759	—	—	759	1
Loans to Individuals	—	120	8	128	16
Total	$921	$120	$81	$1,122	19

(1) These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the three and nine months ended September 30, 2014 were modified with a combination of interest rate reductions and maturity extensions. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and nine months ended September 30, 2014 and September 30, 2013 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2014, there were $117,000 TDRs in payment default. There were no material defaults for the three and nine months ended September 30, 2013. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss.
At September 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
FHLB Advances (1)	$476,004	$499,349

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$536,315	$559,660

(1)	At September 30, 2014, the weighted average cost of these advances was 1.37%. Long-term FHLB Advances have maturities ranging from October 2015 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1731% through December 30, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.5361% through October 29, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.4841% through December 14, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0349% through November 23, 2014 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Restoration Plan
	2014	2013	2014	2013
Service cost	$1,273	$1,588	$206	$224
Interest cost	2,623	2,366	422	351
Expected return on assets	(4,236)	(3,596)	—	—
Net actuarial loss recognition	407	1,648	374	443
Prior service (credit) cost amortization	(14)	(31)	4	(1)
Net periodic benefit cost	$53	$1,975	$1,006	$1,017

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Restoration Plan
	2014	2013	2014	2013
Service cost	$424	$529	$69	$75
Interest cost	875	789	141	117
Expected return on assets	(1,412)	(1,199)	—	—
Net loss recognition	135	549	125	148
Prior service (credit) cost amortization	(4)	(10)	1	—
Net periodic benefit cost	$18	$658	$336	$340

Employer Contributions.  As of September 30, 2014, contributions of $180,000 have been made to our Restoration Plan. We do not anticipate contributing to our Defined Benefit Pension Plan in 2014.

9.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,340,098 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers. During the nine months ended September 30, 2014 and 2013, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.

As of September 30, 2014, there were 298,925 unvested awards outstanding.  For the three and nine months ended September 30, 2014, there was share-based compensation expense of $266,000 and $843,000, respectively, with an associated income tax benefit for the three and nine months of $90,000 and $286,000, respectively. As of September 30, 2013, there were 241,603 unvested awards outstanding.  Share-based compensation expense for the three and nine months ended September 30, 2013 was $198,000 and $571,000, respectively, with an associated income tax benefit for the three and nine months of $69,000 and $200,000, respectively.

As of September 30, 2014 and 2013, there was $2.2 million and $1.5 million of unrecognized compensation cost, respectively, related to the unvested awards outstanding. The remaining cost at September 30, 2014 is expected to be recognized over a weighted-average period of 2.54 years.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the nine months ended September 30, 2014 and 2013, there were 72,482 and 20,315 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

The following table presents activity related to our RSUs and NQSOs as of September 30, 2014.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2014	738,764	56,823	$22.00	501,846	$20.56	$6.18
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	(59,292)	17.69	5.18
Stock awards vested	—	(13,246)	17.80	—	—	—
Forfeited	22,751	(2,901)	22.11	(19,850)	22.55	6.81
Canceled/expired	1,898	—	—	(1,898)	18.99	5.27
Balance, September 30, 2014	763,413	40,676	$23.36	420,806	$20.88	$6.30

Other information regarding options outstanding and exercisable as of September 30, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$16.58	-	$25.85	420,806	$20.88	8.03	162,557	$17.70
Total			420,806	$20.88	8.03	162,557	$17.70

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option) of outstanding stock options and exercisable stock options was $5.2 million and $2.5 million at September 30, 2014, respectively.

Cash received from stock options exercised for the nine months ended September 30, 2014 and 2013 was $1.0 million and $79,000, respectively. The total intrinsic value related to stock options exercised during the nine months ended September 30, 2014 and 2013, was approximately $885,000 and $31,000, respectively.

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

Quarterly, we review the prices supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In addition, we obtain an understanding of their underlying pricing methodologies and their Statement on Standards for Attestation Engagements-Reporting on Controls of a Service Organization (“SSAE 16”).  We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, three additional third party sources, with the exception of municipal securities in which case two additional third party source prices are obtained.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

Loans Held for Sale – These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs. At September 30, 2014, loans held for sale included $684,000 of 1-4 family residential loans and $74.8 million of subprime automobile loans. At September 30, 2014, the subprime automobile loans were transferred to held for sale. Based on our estimates of fair value, no valuation allowance was recognized as of September 30, 2014 or December 31, 2013.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2014 and December 31, 2013, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2014, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At or For the Nine Months Ended September 30, 2014
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasuries	$34,771	$34,771	$—	$—
State and Political Subdivisions	273,191	—	273,191	—
Other Stocks and Bonds	13,259	—	13,259	—
Mortgage-backed Securities: (1)
Residential	580,891	—	580,891	—
Commercial	93,638	—	93,638	—
Total recurring fair value measurements	$995,750	$34,771	$960,979	$—

Nonrecurring fair value measurements
Foreclosed assets	$790	$—	$—	$790
Impaired loans (2)	8,425	—	—	8,425
Loans held for sale	75,436	—	75,436	—
Total nonrecurring fair value measurements	$84,651	$—	$75,436	$9,215

	At or For the Year Ended December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$10,129	$—	$10,129	$—
State and Political Subdivisions	314,074	—	314,074	—
Other Stocks and Bonds	13,226	—	13,226	—
Mortgage-backed Securities: (1)
Residential	772,085	—	772,085	—
Commercial	68,173	—	68,173	—
Total recurring fair value measurements	$1,177,687	$—	$1,177,687	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,627	$—	$—	$1,627
Impaired loans (2)	9,403	—	—	9,403
Loans held for sale	151	—	151	—
Total nonrecurring fair value measurements	$11,181	$—	$151	$11,030

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance.

For the periods prior to the TRUPs sale in December 2013, the following table presents additional information about the TRUPs measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
TRUPs
Balance at Beginning of Period	$1,144	$990

Total gains or losses (realized/unrealized):
Included in earnings	—	(42)
Included in other comprehensive income (loss)	23	219
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at End of Period	$1,167	$1,167

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$(42)

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
September 30, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$69,221	$69,221	$69,221	$—	$—
Investment securities:
Held to maturity, at carrying value	389,529	398,386	—	398,386	—
Mortgage-backed securities:
Held to maturity, at carrying value	256,528	260,695	—	260,695	—
FHLB stock and other investments, at cost	26,534	26,534	—	26,534	—
Loans, net of allowance for loan losses	1,385,259	1,355,989	—	—	1,355,989
Loans held for sale	75,436	75,436	—	75,436	—
Financial Liabilities:
Retail deposits	$2,443,564	$2,441,462	$—	$2,441,462	$—
Federal funds purchased and repurchase agreements	2,116	2,116	—	2,116	—
FHLB advances	527,812	517,180	—	517,180	—
Long-term debt	60,311	43,755	—	43,755	—

		Estimated Fair Value
December 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$54,431	$54,431	$54,431	$—	$—
Investment securities:
Held to maturity, at carrying value	391,552	377,383	—	377,383	—
Mortgage-backed securities:
Held to maturity, at carrying value	275,569	271,836	—	271,836	—
FHLB stock and other investments, at cost	36,130	36,130	—	36,130	—
Loans, net of allowance for loan losses	1,332,396	1,306,524	—	—	1,306,524
Loans held for sale	151	151	—	151	—
Financial Liabilities:
Retail deposits	$2,527,808	$2,526,143	$—	$2,526,143	$—
Federal funds purchased and repurchase agreements	859	859	—	859	—
FHLB advances	572,794	559,648	—	559,648	—
Long-term debt	60,311	43,476	—	43,476	—

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

11.     Income Taxes

The income tax expense (benefit) included in the accompanying statements of income consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current income tax expense	$718	$1,526	$4,076	$4,237
Deferred income tax (benefit) expense	(961)	(1,269)	(2,322)	(421)
Income tax (benefit) expense	$(243)	$257	$1,754	$3,816

Net deferred tax assets totaled $12.8 million at September 30, 2014 and $18.4 million at December 31, 2013. The decrease in net deferred tax assets resulted primarily from an increase in unrealized gains on securities available for sale, partially offset by an increase in the alternative minimum tax. No valuation allowance for deferred tax assets was recorded at September 30, 2014 or December 31, 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. There was approximately $50,000 in unrecognized tax benefits at September 30, 2014.
We recognized income tax benefit of $243,000 and income tax expense of $1.8 million, for an effective benefit rate of 4.2% and an effective tax rate of 6.6% for the three and nine months ended September 30, 2014, respectively, compared to income tax expense of $257,000 and $3.8 million, for an effective tax rate of 2.8% and 11.6% for the three and nine months ended September 30, 2013, respectively. The lower effective tax rate for the three and nine months ended September 30, 2014 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same periods in 2013.

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
We had outstanding unused commitments to extend credit of $226.8 million and $156.2 million at September 30, 2014 and December 31, 2013, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2014 and December 31, 2013 were $14.0 million and $13.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.9 million at both September 30, 2014 and December 31, 2013.
The scheduled maturities of unused commitments were as follows (in thousands):

	At September 30, 2014	At December 31, 2013
Unused commitments:
Due in one year or less	$167,145	$110,210
Due after one year	59,625	46,032
Total	$226,770	$156,242
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
Securities. In the normal course of business we buy and sell securities. There were $15.2 million and $973,000 of unsettled trades to purchase securities at September 30, 2014 and December 31, 2013, respectively. There were $5.1 million and $3.9 million unsettled trades to sell securities as of September 30, 2014 and December 31, 2013, respectively.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2014 or December 31, 2013.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Litigation Relating to the Merger. On June 25, 2014, a purported stockholder of OmniAmerican filed a lawsuit in the Circuit Court for Baltimore City, Maryland (the “Court”) captioned McDougal v. OmniAmerican Bancorp, Inc., et al., Case No. 24-C-14-003920 ( the “Litigation”), naming OmniAmerican, members of OmniAmerican's board of directors, Southside and Omega Merger Sub, Inc., a wholly owned subsidiary of Southside (“Merger Sub”), as defendants. The lawsuit is purportedly brought on behalf of a putative class of OmniAmerican's public stockholders and seeks a declaration that it is properly maintainable as a class action and a certification of the plaintiff and her counsel as class representative and class counsel. The lawsuit asserts direct and derivative claims against OmniAmerican's directors and alleges that they breached their fiduciary duties and that OmniAmerican, Southside and Merger Sub aided and abetted those alleged breaches by, among other things, (a) failing to take steps to maximize shareholder value for OmniAmerican public stockholders; (b) failing to properly value OmniAmerican; (c) failing to protect against conflicts of interest; (d) failing to disclose material information necessary for OmniAmerican stockholders to make an informed vote on the merger; and (e) agreeing to deal protection devices that preclude a fair sales process. Among other relief, the plaintiff seeks to enjoin the merger.
After filing the Litigation and engaging in certain limited discovery, plaintiff’s counsel indicated to defendants’ counsel that they believed additional disclosures should be made available to the stockholders of OmniAmerican.
On September 12, 2014, the defendants and the plaintiff in the Litigation entered into a memorandum of understanding (the “MOU”) agreeing in principle to settle the Litigation in exchange for defendants’ agreement to make certain supplemental disclosures. The MOU contemplates that the parties will prepare a definitive stipulation of settlement, which will be subject to Court approval. If approved by the Court, it is anticipated that the settlement will result in a release of the defendants from any and all claims that were or could have been asserted challenging any aspect of or otherwise relating to the merger, the Merger Agreement or the disclosures made in connection therewith, and that the Litigation will be dismissed with prejudice.
Pursuant to the terms of the MOU, OmniAmerican and Southside agreed to make certain supplemental disclosures regarding the merger. The supplemental disclosures were contained in a Form 8-K filed by Southside with the U.S. Securities and Exchange Commission on September 16, 2014. In return, the plaintiff has agreed to the dismissal of the Litigation with prejudice and to withdraw and/or refrain from filing any and all motions seeking to enjoin the merger. In addition, the MOU contemplates that the parties will negotiate in good faith to attempt to agree upon an amount of attorneys’ fees and expenses and that plaintiff’s counsel may petition the Court for an award of attorneys’ fees and expenses, which if granted by the Court, would be paid by OmniAmerican or its insurers or successors. Should the parties fail to reach an agreement on attorneys’ fees and expenses, the defendants may oppose the petition for an award of attorneys’ fees and expenses. There can be no assurance that the parties will ultimately reach agreement on a definitive stipulation of settlement or that the Court will approve the proposed settlement, even if the parties were to enter into such stipulation of settlement. In such event, the proposed settlement as contemplated by the MOU may be terminated.
The settlement will not affect the consideration to be paid to stockholders of OmniAmerican in connection with the proposed merger.
The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Litigation, including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the plaintiff or to the purported class, and specifically deny that any further supplemental disclosure is required under any applicable rule, statute, regulation or law or that the OmniAmerican directors failed to maximize stockholder value by entering into the merger agreement with Southside and Merger Sub. The settlement contemplated by the MOU is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, to avoid the risk of delaying the merger, and to provide additional information to the stockholders of OmniAmerican and shareholders of Southside at a time and in a manner that would not cause any delay of the merger, the defendants agreed to the settlement described above.
The parties considered it desirable that the Litigation be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the Litigation.

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
We reported a decrease in net income for the three and nine months ended September 30, 2014 compared to the same period in 2013.  Net income for the three and nine months ended September 30, 2014 was $6.1 million and $24.8 million, respectively, compared to $8.9 million and $29.0 million, respectively, for the same period in 2013.

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
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the fair value of the collateral if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.
Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold all may affect the required level of the allowance for losses on loans and the associated provision for loan losses.
As of September 30, 2014, our review of the loan portfolio indicated that a loan loss allowance of $13.4 million was appropriate to cover probable losses in the portfolio.
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
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At September 30, 2014, the weighted-average actuarial assumptions of the Plan were:

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2014 and December 31, 2013 are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this report.

Balance Sheet Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB, and when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
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
During the quarter ended September 30, 2014, we primarily sold municipal securities, commercial mortgage-backed securities (“CMBS”) and U.S. Treasury notes that resulted in an overall gain on the sale of AFS securities of $1.2 million. Due to a continued steep yield curve, we sold CMBS and two collateralized mortgage obligations (“CMO”) with durations of three to six years and replaced a portion of them with longer duration CMBS, more than replacing the income while making available nearly $20 million to fund loan growth during the quarter. In addition, we sold low yielding long duration nonbank qualified municipal securities and partially replaced them with other municipal securities with better expected returns in relation to risk, including several that were bank qualified. These sales made available over $50 million to fund loan growth during the quarter. Our total investment securities and U.S. Agency MBS decreased from $1.84 billion at December 31, 2013 to $1.64 billion at September 30, 2014. At September 30, 2014, total unamortized premium for our MBS decreased to $20.1 million from $26.8 million at December 31, 2013, primarily as a result of a net decrease in the MBS portfolio of approximately $185 million during the nine months ended September 30, 2014. Total unamortized premium for our MBS was approximately $31.2 million at September 30, 2013.
The average coupon of the MBS portfolio decreased to 4.20% at September 30, 2014 from 4.31% at December 31, 2013. The average coupon of the municipal securities portfolio decreased to 4.87% at September 30, 2014 when compared to 4.91% at December 31, 2013. At September 30, 2014, securities as a percentage of assets decreased to 48.7% as compared to 53.5% at December 31, 2013.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own and funding needs and funding sources will continue to be reevaluated. Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings decreased 7.9%, or $45.0 million, to $527.8 million at September 30, 2014 from $572.8 million at December 31, 2013, due to the decrease in the securities portfolio. During the nine months ended September 30, 2014, our long-term FHLB advances decreased $23.3 million, to $476.0 million, from $499.3 million at December 31, 2013. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our brokered CDs decreased from $54.4 million at December 31, 2013 to $23.4 million at September 30, 2014.  All of the brokered CDs, except for one $5.0 million CD, are long-term with short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  When looking at deposits without brokered CDs, the overall decrease in brokered CDs and FHLB advances resulted in a decrease in our total wholesale funding as a percentage of deposits, to 22.8% at September 30, 2014 from 31.7% at September 30, 2013 and 25.4% at December 31, 2013.

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

Net interest income for the nine months ended September 30, 2014 was $81.5 million, an increase of $8.5 million, or 11.6%, compared to the same period in 2013 as a result of an increase in interest income, along with a decrease in interest expense.
During the nine months ended September 30, 2014, total interest income increased $7.6 million, or 8.8%, to $94.2 million compared to $86.6 million for the same period in 2013.  The increase in total interest income was the result of an increase in the average yield on earning assets from 4.16% for the nine months ended September 30, 2013 to 4.42% for the nine months ended September 30, 2014, and the increase in average interest earning assets of $89.1 million, or 2.8%, from $3.13 billion for the nine months ended September 30, 2013 to $3.22 billion for the same period in 2014.  Total interest expense decreased $918,000, or 6.7%, to $12.7 million, during the nine months ended September 30, 2014, as compared to $13.6 million during the same period in 2013.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2014, to 0.67% from 0.74% for the same period in 2013, which more than offset the increase in average interest bearing liabilities of $77.6 million, or 3.1%, from $2.47 billion for the nine months ended September 30, 2013, to $2.55 billion for the same period in 2014.
Net interest income decreased during the three months ended September 30, 2014, when compared to the same period in 2013 primarily as a result of a decrease in interest income on loans and tax-exempt securities.  Our average interest earning assets decreased $119.0 million, or 3.7%, during the three months ended September 30, 2014, when compared to the same period in 2013.  For the three months ended September 30, 2014, our net interest spread and net interest margin increased to 3.65% and 3.80%, respectively, from 3.59% and 3.72%, respectively, for the same period in 2013.
During the nine months ended September 30, 2014, average loans increased $98.7 million, or 7.7%, to $1.38 billion, when compared to $1.29 billion for the same period in 2013.  Construction real estate loans represent a large part of this increase.  The average yield on loans decreased from 5.98% for the nine months ended September 30, 2013, to 5.49% for the nine months ended September 30, 2014, due to overall lower interest rates. Interest income on loans decreased $844,000, or 1.5%, to $53.8 million for the nine months ended September 30, 2014, when compared to $54.7 million for the same period in 2013 as a result of a decrease in the average yield which more than offset the increase in the average balance. For the three months ended September 30, 2014, average loans increased $115.5 million, or 8.9%, to $1.42 billion, when compared to $1.30 billion for the same period in 2013.  The average yield on loans decreased from 5.97% for the three months ended September 30, 2013 to 5.09% for the three months ended September 30, 2014. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and mortgage-backed securities decreased $11.8 million, or 0.7%, from $1.77 billion to $1.76 billion, for the nine months ended September 30, 2014 when compared to the same period in 2013.  At September 30, 2014, substantially all of our mortgage-backed securities were fixed rate securities.  The overall yield on average investment and mortgage-backed securities increased to 3.75% during the nine months ended September 30, 2014, from 2.99% during the same period in 2013.  Interest income on investment and mortgage-backed securities increased $8.4 million during the nine months ended September 30, 2014, or 26.5%, compared to the same period in 2013 due to an increase in the average yield which more than offset the decrease in the average balance.  For the three months ended September 30, 2014, average investment and mortgage-backed securities decreased $248.9 million, or 13.1%, to $1.64 billion, when compared to $1.89 billion for the same period in 2013.  The overall yield on average investment and mortgage-backed securities increased to 3.83% during the three months ended September 30, 2014, from 3.15% during the same period in 2013.  Interest income from investment and mortgage-backed securities increased $470,000, or 3.9%, to $12.6 million for the three months ended September 30, 2014, compared to $12.1 million for the same period in 2013.  The increase in the overall yield on average investment and mortgage-backed securities for the three and nine months ended September 30, 2014 primarily reflects an overall higher interest rate environment during 2014, a decrease in prepayments on the mortgage-backed securities and the purchase of higher yielding securities when compared to those securities paying off, maturing or sold.  The increase in interest income from investment and mortgage-backed securities for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was due to an increase in the average yield which more than offset the decrease in the average balance.

Average interest earning deposits increased $4.2 million, or 9.3%, to $49.9 million for the nine months ended September 30, 2014, when compared to $45.6 million for the same period in 2013.  Interest income from interest earning deposits was $96,000 and $93,000 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in interest income from interest earning deposits was the result of the increase in the average balance which more than offset the decrease in the average yield from 0.27% for the nine months ended September 30, 2013 to 0.26% for the same period in 2014.  Average interest earning deposits increased $21.3 million, or 86.9%, to $45.7 million for the three months ended September 30, 2014, when compared to $24.5 million for the same period in 2013.  Interest income from interest earning deposits increased $16,000, or 106.7%, for the three months ended September 30, 2014, when compared to the same period in 2013, as a result of an increase in the average balance and average yield from 0.24% in 2013 to 0.27% in 2014.
During the nine months ended September 30, 2014, our average loans increased and our average securities decreased when compared to the same period in 2013.  Average total securities as a percentage of total average interest earning assets was 55.5% and 57.5% for the nine months ended September 30, 2014, and 2013, respectively. Average loans increased to 43.0% of average total interest earning assets for the nine months ended September 30, 2014 as compared to 41.1% for the same period in 2013. The other interest earning asset categories averaged 1.5% and 1.4% for the nine months ended September 30, 2014 and 2013, respectively.
Total interest expense decreased $918,000, or 6.7%, to $12.7 million during the nine months ended September 30, 2014, as compared to $13.6 million during the same period in 2013.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 0.74% for the nine months ended September 30, 2013, to 0.67% for the nine months ended September 30, 2014, which more than offset the increase in average interest bearing liabilities of $77.6 million, or 3.1%, for the nine months ended September 30, 2014 compared to the same period in 2013.  This increase in average interest bearing liabilities included an increase in interest bearing deposits of $131.5 million, or 7.3%, and an increase in long-term FHLB advances of $79.0 million, or 18.9%, which was partially offset by a decrease in short-term interest bearing liabilities of $132.9 million, or 71.3%.  For the three months ended September 30, 2014, total interest expense decreased $50,000, or 1.2%, to $4.1 million, compared to $4.2 million for the same period in 2013, as a result of a decrease in the average balance on interest bearing liabilities which was partially offset by a slight increase in the average yield.  Average interest bearing liabilities decreased $150.9 million, or 5.8%, for the three months ended September 30, 2014 when compared to the same period in 2013, while the average yield increased from 0.64% for the three months ended September 30, 2013 to 0.67% for the three months ended September 30, 2014.
Our average total deposits increased $139.8 million, or 5.9%, from $2.37 billion for the nine months ended September 30, 2013 to $2.51 billion for the nine months ended September 30, 2014. The increase in our average total deposits was primarily the result of an increase in public fund deposits and deposit growth due to market penetration. Average interest bearing deposits increased $131.5 million, or 7.3%, from $1.80 billion for the nine months ended September 30, 2013 to $1.94 billion for the same period in 2014, while the average rate paid decreased from 0.45% for the nine months ended September 30, 2013, to 0.41% for the nine months ended September 30, 2014.  Average time deposits decreased $27.6 million, or 4.4%, from $632.5 million for the nine months ended September 30, 2013 to $604.9 million for the same period in 2014, while the average rate paid decreased slightly to 0.72% for the nine months ended September 30, 2014, as compared to 0.74% for the same period in 2013.  Average interest bearing demand deposits increased $151.1 million, or 14.2%, for the nine months ended September 30, 2014 when compared to the same period in 2013, while the average rate paid decreased to 0.29% for the nine months ended September 30, 2014, as compared to 0.31% for the same period in 2013.  Average savings deposits increased $8.1 million, or 7.5%, for the nine months ended September 30, 2014 when compared to the same period in 2013, while the average rate paid decreased slightly to 0.12% for the nine months ended September 30, 2014, as compared to 0.13% for the same period in 2013.  Interest expense for interest bearing demand deposits for the nine months ended September 30, 2014, increased $134,000, or 5.4%, when compared to the same period in 2013, due to an increase in the average balance which more than offset the decrease in the average yield. Average noninterest bearing demand deposits increased $8.3 million, or 1.5%, during the nine months ended September 30, 2014 compared to the same period in 2013.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 75.9% of total average deposits during the nine months ended September 30, 2014 compared to 73.3% during the same period in 2013.

At September 30, 2014, we had $23.4 million in brokered CDs which represented 0.8% of deposits, all with maturities of less than six years. At December 31, 2013, we had $54.4 million in brokered CDs which represented 2.2% of deposits, all with maturities of less than seven years.

For the three and nine months ended September 30, 2014, average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $39.1 million and $53.6 million, respectively, and reflected decreases of $215.1 million, or 84.6%, and $132.9 million, or 71.3%, respectively, when compared to the same periods in 2013.  Average short-term interest bearing liabilities decreased due to the increase in average deposits and the increase in the use of long-term funding. Interest expense associated with short-term interest bearing liabilities decreased $1.4 million, or 79.9%, for the nine months ended September 30, 2014 compared to the same period in 2013 and the average rate paid decreased to 0.88% for the nine months ended September 30, 2014, compared to 1.26% for the same period in 2013.   Interest expense associated with short-term interest bearing liabilities increased $110,000, or 94.8%, for the three months ended September 30, 2014, when compared to the same period in 2013, and the average rate paid increased to 2.29% for the three months ended September 30, 2014, when compared to 0.18% for the same period in 2013 primarily due to higher rate long term advances transferring into the short term category.
Average long-term interest bearing liabilities consisting of FHLB advances increased $79.0 million, or 18.9%, during the nine months ended September 30, 2014 to $497.1 million, as compared to $418.1 million for the nine months ended September 30, 2013.  Interest expense associated with long-term FHLB advances increased $613,000, or 13.1%, while the average rate paid decreased seven basis points for the nine months ended September 30, 2014, when compared to the same period in 2013.  For the three months ended September 30, 2014, average long-term interest bearing liabilities increased $25.8 million, or 5.7%, when compared to the same period in 2013.  Interest expense associated with long-term FHLB advances decreased $20,000, or 1.2%, for the three months ended September 30, 2014, when compared to the same period in 2013, and the average rate paid decreased to 1.36% for the three months ended September 30, 2014, when compared to 1.46% for the same period in 2013.  The increase in the average long-term FHLB advances during the three and nine months ended September 30, 2014, when compared to the same periods in 2013 was due to the continued use of long-term advances as a hedge against future potential high interest rates.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three and nine months ended September 30, 2014 and 2013, respectively.  Interest expense associated with long-term debt decreased slightly for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively, as a result of a slight decrease in the average yield during the three and nine months ended September 30, 2014.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Nine Months Ended
	September 30, 2014			September 30, 2013
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,384,269	$56,849	5.49%	$1,285,612	$57,531	5.98%
Loans Held For Sale	682	12	2.35%	1,421	35	3.29%
Securities:
Investment Securities (Taxable)(4)	33,943	476	1.87%	54,150	672	1.66%
Investment Securities (Tax-Exempt)(3)(4)	666,084	27,488	5.52%	660,537	25,211	5.10%
Mortgage-backed Securities (4)	1,057,683	21,309	2.69%	1,054,822	13,685	1.73%
Total Securities	1,757,710	49,273	3.75%	1,769,509	39,568	2.99%
FHLB stock and other investments, at cost	28,597	144	0.67%	29,843	135	0.60%
Interest Earning Deposits	49,850	96	0.26%	45,620	93	0.27%
Total Interest Earning Assets	3,221,108	106,374	4.42%	3,132,005	97,362	4.16%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,780			44,416
Bank Premises and Equipment	53,012			50,409
Other Assets	126,457			121,650
Less: Allowance for Loan Loss	(18,435)			(18,917)
Total Assets	$3,424,922			$3,329,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$115,633	101	0.12%	$107,571	106	0.13%
Time Deposits	604,881	3,244	0.72%	632,518	3,479	0.74%
Interest Bearing Demand Deposits	1,215,800	2,631	0.29%	1,064,743	2,497	0.31%
Total Interest Bearing Deposits	1,936,314	5,976	0.41%	1,804,832	6,082	0.45%
Short-term Interest Bearing Liabilities	53,604	353	0.88%	186,520	1,755	1.26%
Long-term Interest Bearing Liabilities – FHLB Dallas	497,076	5,303	1.43%	418,074	4,690	1.50%
Long-term Debt (5)	60,311	1,065	2.36%	60,311	1,088	2.41%
Total Interest Bearing Liabilities	2,547,305	12,697	0.67%	2,469,737	13,615	0.74%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	570,854			562,545
Other Liabilities	28,765			46,693
Total Liabilities	3,146,924			3,078,975
SHAREHOLDERS’ EQUITY	277,998			250,588
Total Liabilities and Shareholders’ Equity	$3,424,922			$3,329,563
NET INTEREST INCOME		$93,677			$83,747
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.89%			3.58%
NET INTEREST SPREAD			3.75%			3.42%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,025 and $2,886 for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $9,184 and $7,889 for the nine months ended September 30, 2014 and 2013, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of September 30, 2014 and 2013, loans totaling $4,685 and $8,370, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	September 30, 2014			September 30, 2013
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,416,061	$18,172	5.09%	$1,300,606	$19,581	5.97%
Loans Held For Sale	1,277	4	1.24%	702	7	3.96%
Securities:
Investment Securities (Taxable)(4)	43,951	210	1.90%	33,128	139	1.66%
Investment Securities (Tax-Exempt)(3)(4)	698,438	9,614	5.46%	773,187	9,819	5.04%
Mortgage-backed Securities (4)	902,406	6,070	2.67%	1,087,403	5,069	1.85%
Total Securities	1,644,795	15,894	3.83%	1,893,718	15,027	3.15%
FHLB stock and other investments, at cost	26,123	36	0.55%	33,472	36	0.43%
Interest Earning Deposits	45,726	31	0.27%	24,472	15	0.24%
Total Interest Earning Assets	3,133,982	34,137	4.32%	3,252,970	34,666	4.23%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	39,533			40,344
Bank Premises and Equipment	53,626			50,879
Other Assets	132,724			109,716
Less: Allowance for Loan Loss	(18,029)			(18,667)
Total Assets	$3,341,836			$3,435,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$118,745	32	0.11%	$109,789	35	0.13%
Time Deposits	573,893	1,011	0.70%	660,771	1,199	0.72%
Interest Bearing Demand Deposits	1,168,888	833	0.28%	1,052,529	777	0.29%
Total Interest Bearing Deposits	1,861,526	1,876	0.40%	1,823,089	2,011	0.44%
Short-term Interest Bearing Liabilities	39,146	226	2.29%	254,256	116	0.18%
Long-term Interest Bearing Liabilities – FHLB Dallas	482,241	1,659	1.36%	456,448	1,679	1.46%
Long-term Debt (5)	60,311	359	2.36%	60,311	364	2.39%
Total Interest Bearing Liabilities	2,443,224	4,120	0.67%	2,594,104	4,170	0.64%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	578,866			568,023
Other Liabilities	32,058			38,048
Total Liabilities	3,054,148			3,200,175
SHAREHOLDERS’ EQUITY	287,688			235,067
Total Liabilities and Shareholders’ Equity	$3,341,836			$3,435,242
NET INTEREST INCOME		$30,017			$30,496
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.80%			3.72%
NET INTEREST SPREAD			3.65%			3.59%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,008 and $963 for the three months ended September 30, 2014 and 2013, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,289 and $2,892 for the three months ended September 30, 2014 and 2013, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of September 30, 2014 and 2013, loans totaling $4,685 and $8,370, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2014, these investments were 12.9% of total assets as compared with 14.1% for December 31, 2013 and 14.0% for September 30, 2013.  The decrease to 12.9% at September 30, 2014 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at September 30, 2014.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At September 30, 2014, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $451.1 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.
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
Noninterest income was $5.0 million and $17.3 million for the three and nine months ended September 30, 2014, respectively, compared to $6.4 million and $27.7 million for the same period in 2013, a decrease of $1.4 million, or 21.7%, and $10.4 million, or 37.5%, respectively.  The decrease in noninterest income for the nine months ended September 30, 2014 when compared to the same period in 2013 was due primarily to the decrease in the net gain on sale of AFS securities and the impairment charge related to our investment in SFG Finance, LLC. During the three months ended September 30, 2014, noninterest income decreased when compared to the same period in 2013, due to the impairment of our investment in SFG Finance, LLC., which more than offset the increase in net gain on sale of AFS securities.
During the nine months ended September 30, 2014, we had a net gain on sale of AFS securities of $1.7 million compared to $9.2 million for the same period in 2013.  Net gain on sale of AFS securities for the three months ended September 30, 2014 was $1.2 million compared to a net loss of $142,000 for the same period in 2013.  The fair value of the AFS securities portfolio at September 30, 2014 was $1.0 billion with a net unrealized gain on that date of $18.3 million.  The net unrealized gain was comprised of $21.1 million in unrealized gains and $2.7 million in unrealized losses.  The fair value of the HTM securities portfolio at September 30, 2014 was $659.1 million with a net unrealized gain on that date of $1.6 million.  The net unrealized gain was comprised of $21.5 million in unrealized gains and approximately

$19.8 million in unrealized losses.  During the nine months ended September 30, 2014, we pro-actively managed the investment portfolio which included recalibrating the blend of our investment portfolio.
For the three and nine months ended September 30, 2014, we recorded an impairment charge of $2.2 million on our investment in SFG Finance, LLC. The impairment occurred as a result of our decision to sell the SFG purchased automobile loans and the associated write down to fair market value and transfer to loans held for sale of $74.8 million.
Gain on sale of loans decreased $22,000, or 16.9%, and $421,000, or 61.0%, for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  The decrease for the three and nine months ended September 30, 2014 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.
Other income decreased $313,000, or 23.5%, and $101,000, or 3.2%, for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to decreases in other fee income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.
Noninterest expense was $20.0 million and $60.6 million for the three and nine months ended September 30, 2014, respectively, compared to $20.3 million and $61.7 million for the same periods in 2013, respectively, representing a decrease of $247,000, or 1.2%, and $1.1 million, or 1.8%, for the three and nine months ended September 30, 2014, respectively.
Salaries and employee benefits expense decreased $369,000, or 2.8%, and $785,000, or 2.0%, during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  The decrease for the three and nine months ended September 30, 2014, was primarily the result of the decrease in retirement expense which was partially offset by an increase in direct salary expense and increased health insurance expense.
Direct salary expense and payroll taxes increased $175,000, or 1.6%, and $1.1 million, or 3.4%, during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. This increase was due to normal salary increases effective in the first quarter of 2014.
Retirement expense, included in salary and benefits, decreased $765,000, or 58.1%, and $2.3 million, or 58.2%, for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  The decrease was primarily related to the decrease in the defined benefit plan expense due to the funded status of the plan and the increase in the discount rate to 5.06% from 4.08% for the same period in 2013.
Health and life insurance expense, included in salary and benefits, increased $222,000, or 20.3%, and $385,000, or 12.6%, for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  The increase for the three and nine months ended September 30, 2014 was due to increased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2014.
Professional fees increased $402,000, or 55.1%, and $1.4 million, or 74.1%, for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, due to approximately $465,000 and $1.1 million of increased legal and accounting fees associated with the pending OmniAmerican merger during the respective periods.
Telephone and communications decreased $91,000, or 23.8%, and $328,000, or 26.9%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 due primarily to contract negotiations with our service providers.
FHLB prepayment fees decreased $1.0 million, or 100%, during the nine months ended September 30, 2014 as a result of the prepayment of $90.2 million of FHLB advances during the second quarter of 2013.

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2014 was $5.9 million and $26.5 million, respectively, compared to $9.2 million and $32.8 million for the same periods in 2013, respectively.  We recorded an income tax benefit of $243,000 for the three months ended September 30, 2014, compared to an income tax expense of $257,000 for the same period in 2013. For the nine months ended September 30, 2014, income tax expense was $1.8 million compared to $3.8 million for the same period in 2013.  The effective benefit rate as a percentage of pre-tax income was 4.2% for the three months ended September 30, 2014 while the effective tax rate as a percentage of pre-tax income was 6.6% for the nine months ended September 30, 2014, compared to an effective tax rate as a percentage of pre-tax income of 2.8% and 11.6%, respectively, for the same periods in 2013.  The decrease in the effective tax rate for the three and nine months ended September 30, 2014 was due to an increase in tax-exempt income as a percentage of taxable income, as compared to the same periods in 2013. The increase in tax-exempt income as a percentage of taxable income was primarily due to the significant increase in our average tax-exempt securities portfolio for the nine months ended September 30, 2014 compared to the same period in 2013. Net deferred tax assets totaled $12.8 million at September 30, 2014, as compared to $18.4 million at December 31, 2013. The decrease in net deferred tax assets resulted primarily from increases in unrealized gains on securities available for sale, partially offset by an increase in the alternative minimum tax.

Capital Resources
Our total shareholders' equity at September 30, 2014, was $291.1 million, representing an increase of 12.2%, or $31.6 million, from December 31, 2013, and represented 8.6% of total assets at September 30, 2014, compared to 7.5% of total assets at December 31, 2013.
Increases to our shareholders’ equity consisted primarily of net income of $24.8 million, a decrease in accumulated other comprehensive loss of $13.5 million, increases in additional paid in capital due to issuance of stock under employee stock plans of $1.0 million, stock compensation expense of $842,000, and the issuance of $797,000 in common stock (26,894 shares) through our dividend reinvestment plan. These increases were slightly offset by $11.9 million in cash dividends paid.
On March 20, 2014, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 10, 2014, which was paid on May 1, 2014.
Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of September 30, 2014, we met all capital adequacy requirements to which we were subject.
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
To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$348,696	21.73%	$128,374	8.00%	N/A	N/A
Bank Only	$344,627	21.50%	$128,239	8.00%	$160,299	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$334,878	20.87%	$64,187	4.00%	N/A	N/A
Bank Only	$330,809	20.64%	$64,119	4.00%	$96,179	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$334,878	10.15%	$131,910	4.00%	N/A	N/A
Bank Only	$330,809	10.04%	$131,790	4.00%	$164,738	5.00%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework will change as a result of the Dodd-Frank Act and as a result of a separate international regulatory capital initiative known as “Basel III.” See the section captioned “Supervision and Regulation” in Part I - Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2013 for more information on these topics.
Management believes that, as of September 30, 2014, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Return on Average Assets	0.97%	1.16%
Return on Average Shareholders' Equity	11.92	15.47
Dividend Payout Ratio – Basic	48.48	38.96
Dividend Payout Ratio – Diluted	48.85	38.96
Average Shareholders' Equity to Average Total Assets	8.12	7.53
	Three Months Ended September 30,
	2014	2013
Return on Average Assets	0.72%	1.03%
Return on Average Shareholders' Equity	8.41	15.01
Dividend Payout Ratio – Basic	68.75	42.55
Dividend Payout Ratio – Diluted	68.75	42.55
Average Shareholders' Equity to Average Total Assets	8.61	6.84

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2013.  There were no substantial changes in these concentrations during the nine months ended September 30, 2014.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans, which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchased portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represented existing subprime automobile loans with payment histories that were collateralized by new and used automobiles.  At September 30, 2014, we decided to sell all remaining subprime automobile loans purchased by SFG and the repossessed assets SFG holds.We are endeavoring to complete such a sale in the fourth quarter of 2014. As a result of this decision, we transferred all SFG purchased loans, approximately $74.8 million, to loans held for sale.  Our loan growth may accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $47.4 million, or 3.5%, to $1.40 billion for the nine months ended September 30, 2014 from $1.35 billion at December 31, 2013, and increased $81.1 million, or 6.2%, from $1.32 billion at September 30, 2013.  Average loans increased $98.7 million, or 7.7%, during the nine months ended September 30, 2014 when compared to the same period in 2013.

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

The following table sets forth loan totals for the periods presented:

	At September 30, 2014	At December 31, 2013	At September 30, 2013
	(in thousands)
Real Estate Loans:
Construction	$178,127	$125,219	$126,922
1-4 Family Residential	394,889	390,499	387,964
Other	332,519	262,536	252,827
Commercial Loans	162,356	157,655	153,019
Municipal Loans	256,319	245,550	223,063
Loans to Individuals	74,464	169,814	173,773
Total Loans	$1,398,674	$1,351,273	$1,317,568
Construction loans increased $52.9 million, or 42.3%, to $178.1 million at September 30, 2014, from $125.2 million at December 31, 2013, and $51.2 million, or 40.3%, from $126.9 million at September 30, 2013, due to increased activity in the Austin and Dallas-Fort Worth markets.
Our 1-4 family residential mortgage loans increased $4.4 million, or 1.1%, to $394.9 million at September 30, 2014, from $390.5 million at December 31, 2013, and $6.9 million, or 1.8%, from $388.0 million at September 30, 2013, due primarily to the low interest rate environment and increased activity in the Dallas-Fort Worth market.
Other real estate loans, which are comprised primarily of commercial real estate loans, increased $70.0 million, or 26.7%, to $332.5 million at September 30, 2014, from $262.5 million at December 31, 2013, and increased $79.7 million, or 31.5%, from $252.8 million at September 30, 2013. This increase was a result of growth in our Austin and Dallas-Fort Worth markets.
Commercial loans increased $4.7 million, or 3.0%, to $162.4 million at September 30, 2014, from $157.7 million at December 31, 2013, and increased $9.3 million, or 6.1%, from $153.0 million at September 30, 2013.
Municipal loans increased $10.8 million, or 4.4%, to $256.3 million at September 30, 2014, from $245.6 million at December 31, 2013, and increased $33.3 million, or 14.9%, from $223.1 million at September 30, 2013. The increase in municipal loans is due to continued demand which provided additional opportunities for us to lend to municipalities during 2014.
Loans to individuals decreased $95.4 million, or 56.1%, to $74.5 million at September 30, 2014, from $169.8 million at December 31, 2013, and decreased $99.3 million, or 57.1%, from $173.8 million at September 30, 2013.  The decrease for the nine months ended September 30, 2014 was due to the transfer of all subprime automobile loans purchased by SFG, to loans held for sale as of September 30, 2014.
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
Industry and our own experience indicate that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
Prior to September 30, 2014, SFG loans included in loans to individuals that experienced past due status or extension of maturity characteristics were reserved for at higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG were calculated based on the past due status of the loan.  For reserve purposes, the portfolio was segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that paid late took longer to repay than the original contract.  Additionally, some loans may have been granted extensions for extenuating payment circumstances and evaluated for troubled debt classification.  The remaining term extensions increased the risk of collateral deterioration and, accordingly, reserves were increased to recognize this risk.
After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.
As of September 30, 2014, our review of the loan portfolio indicated that a loan loss allowance of $13.4 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2014, the allowance for loan losses decreased $5.5 million, or 28.9%, to $13.4 million, or 0.96% of total loans, when compared to $18.9 million, or 1.40% of total loans, at December 31, 2013. The decrease was due primarily to the subprime automobile loans transferred to held for sale and was partially offset by an increase of approximately $1.4 million in the allowance for loan losses on the existing loan portfolio, excluding the subprime automobile loans transferred to held for sale. The decrease in the allowance as a percentage of total loans was due to the shift in the risk characteristics of the loan portfolio during the nine months ended September 30, 2014.
For the three and nine months ended September 30, 2014, loan charge-offs were $10.4 million and $18.7 million, and recoveries were $556,000 and $1.6 million, resulting in net charge-offs of $9.9 million and $17.1 million, respectively.  For the three and nine months ended September 30, 2013, loan charge-offs were $3.5 million and $9.4 million, and recoveries were $860,000 and $2.0 million, resulting in net charge-offs of $2.7 million and $7.4 million, respectively.  The increase in net charge-offs for the three and nine months ended September 30, 2014, was primarily related to an increase in charge-offs recorded on SFG loans. The necessary provision expense was estimated at $4.9 million and $11.7 million for the three and nine months ended September 30, 2014, respectively, compared to $3.6 million and $6.2 million for the comparable periods in 2013, respectively.  The increase in provision expense for the three and nine months ended September 30, 2014, compared to the same periods in 2013 was primarily related to charge-offs in the SFG loan portfolio during the nine months ended September 30, 2014, and to a lesser extent, the write down and transfer of SFG loans to loans held for sale.
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
The following tables set forth nonperforming assets for the periods presented (in thousands)(1):

	At September 30, 2014	At December 31, 2013	At September 30, 2013
Nonaccrual loans	$4,685	$8,088	$8,370
Accruing loans past due more than 90 days	1	3	2
Restructured loans	4,388	3,888	3,802
Other real estate owned	383	726	740
Repossessed assets	407	901	739
Total Nonperforming Assets	$9,864	$13,606	$13,653

	At September 30, 2014	At December 31, 2013	At September 30, 2013
Asset Quality Ratios:
Nonaccruing loans to total loans	0.33%	0.60%	0.64%
Allowance for loan losses to nonaccruing loans	286.34	233.40	231.25
Allowance for loan losses to nonperforming assets	136.00	138.74	141.77
Allowance for loan losses to total loans	0.96	1.40	1.47
Nonperforming assets to total assets	0.29	0.39	0.39
Net charge-offs to average loans	1.65	0.82	0.77
(1) At September 30, 2014, there were $2.0 million in SFG nonaccrual loans and $40,000 in SFG restructured loans that were transferred to held for sale and not included in the nonperforming assets or the asset quality ratios presented above.  At September 30, 2014, total nonperforming assets, including loans held for sale, were $11.9 million.

Total nonperforming assets at September 30, 2014 were $9.9 million, a decrease of $3.7 million, or 27.5%, from $13.6 million at December 31, 2013 and a decrease of $3.8 million, or 27.8%, from $13.7 million at September 30, 2013.  The decrease in nonperforming assets for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily a result of the transfer of SFG loans to held for sale.

From December 31, 2013 to September 30, 2014, nonaccrual loans decreased $3.4 million, or 42.1%, to $4.7 million, and from September 30, 2013, decreased $3.7 million, or 44.0%.  Of the total nonaccrual loans at September 30, 2014, 54.2% are residential real estate loans, 10.9% are commercial real estate loans, 12.4% are commercial loans, 5.6% are loans to individuals, and 16.9% are construction loans. Restructured loans increased $500,000, or 12.9%, to $4.4 million at September 30, 2014, from $3.9 million at December 31, 2013 and $586,000, or 15.4%, from $3.8 million at September 30, 2013.  OREO decreased $343,000, or 47.2%, to $383,000 at September 30, 2014 from $726,000 at December 31, 2013 and $357,000, or 48.2%, from $740,000 at September 30, 2013.  The OREO at September 30, 2014, consisted primarily of commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $494,000, or 54.8%, to $407,000 at September 30, 2014, from $901,000 at December 31, 2013 and decreased $332,000, or 44.9%, from $739,000 at September 30, 2013.

Pending Acquisition

See “Note 2 – Pending Acquisition” in our consolidated financial statements included in this report.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 1.66% and 2.71%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 3.89% and 4.02%, respectively, relative to the base case over the next 12 months. As of December 31, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 5.86% and 8.42%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.69% and 4.15%, respectively, relative to the base case over the next 12 months. As of September 30, 2013, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 6.75% and 8.26%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 3.16% and 3.09%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

As of September 30, 2014, management believes it has placed in operation controls to address the material weakness mentioned above and believes that the material weakness identified has been remediated.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See “Note 12 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” in our consolidated financial statements included in this report.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	November 6, 2014	BY:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 6, 2014	BY:	/s/ LEE R. GIBSON
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