Form 10-K
period 2014-12-31
SOUTHSIDE BANCSHARES INC
filed 2015-03-12
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was $464,441,188.

As of February 27, 2015, 24,110,953 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held April 30, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which is a wholly-owned subsidiary of the Bank as of July 15, 2011. “OABC” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside in 2014.
As mentioned in our Form 10-K for the year ended December 31, 2012, we decided to close our broker-dealer subsidiary, Southside Securities, Inc. We completed the closure during the second quarter of 2013.
On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OmniAmerican Bancorp, Inc., a Maryland corporation and the holding company for OmniAmerican Bank, a federal savings association based in Fort Worth, Texas. On October 14, 2014, the shareholders of the Company approved the issuance of shares of Company common stock to the stockholders of OABC, and the stockholders of OABC approved the merger. The merger was completed on December 17, 2014. Pursuant to the Merger Agreement, each outstanding share of common stock of OABC was converted into (a) 0.4459 of a share of common stock of the Company and (b) $13.125 in cash. For additional information concerning the effect of the merger and the fair value of assets assumed in relation to the merger, see “Note 2 - Acquisition.”
PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING INFORMATION
The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 64 banking centers, 19 of which are located in grocery stores, and 26 motor bank facilities.
At December 31, 2014, our total assets were $4.81 billion, total loans were $2.18 billion, deposits were $3.37 billion, and total equity was $425.2 million.  For the years ended December 31, 2014 and 2013, our net income was $20.8 million and $41.2 million and diluted earnings per common share were $1.09 and $2.19, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2014, our trust department managed approximately $932.6 million of trust assets.
Our business strategy includes evaluating expansion opportunities through acquisitions of financial institutions in market areas that could complement our existing franchise. We generally seek merger partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. During 2014, we acquired OmniAmerican Bancorp, Inc., a bank holding company traded on the NASDAQ Global Market, headquartered in Fort Worth, Texas. See "Note 2 - Acquisition" in the accompanying notes to consolidated financial statements included elsewhere in this report.

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
Our administrative offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701, and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge on either our website, https://www.southside.com/about/investor-relations under the topic Documents, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.
RECENT DEVELOPMENTS
During the fourth quarter of 2014, we completed the sale of all of the loans purchased by SFG and the repossessed assets SFG held.
During the fourth quarter of 2014, we received regulatory approval to acquire OmniAmerican Bancorp, Inc. and the acquisition was completed on December 17, 2014.
MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has a population of approximately 210,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
We consider our primary market areas to be East Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area.  Our expectation is that our presence in all of the market areas we serve should grow in the future.  In addition, we continue to explore new markets in which we believe we can expand successfully.
The principal economic activities in our market areas include retail, distribution, manufacturing, medical services, education, government and oil and gas industries.  Additionally, the industry base includes conventions and tourism, as well as retirement relocation.  These economic activities support a growing regional system of medical service, retail and education centers.  Tyler, Longview, Fort Worth, Austin and Arlington are home to several nationally recognized health care systems that represent all major specialties.
Our 64 branches and 26 motor bank facilities are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington, Cleburne, Euless, Flower Mound, Granbury, Grapevine, Irving, Watauga, Weatherford and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising done in each market area is directly attributable to our market share in that market area combined with overall cost.
Additionally, our customers may access various banking services through a network of over 70 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones, smart phones and computers.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  In the last three to five years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During that time economic growth and business activity in Texas has exceeded the U.S. average. However, recent decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2014, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.
EMPLOYEES
At February 28, 2015, we employed approximately 813 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.
SUPERVISION AND REGULATION
General
Banking is a complex, highly regulated industry.  As a bank holding company under federal law, the Company is subject to regulation, supervision and examination by the Federal Reserve.  In addition, under state law, as the parent company of a Texas-chartered state bank that is not a member of the Federal Reserve System, the Company is subject to supervision and examination by the TDB.  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of bank depositors, the FDIC’s Deposit Insurance Fund (“DIF”) and the public, rather than our shareholders and creditors.
In addition to the system of regulation and supervision outlined above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Fund Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau will also have supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products.
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
Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

◦	factoring accounts receivable;

◦	making, acquiring, brokering or servicing loans and usual related activities;

◦	leasing personal or real property;

◦	operating a nonbank depository institution, such as a savings association;

◦	performing trust company functions;

◦	conducting financial and investment advisory activities;

◦	conducting discount securities brokerage activities;

◦	underwriting and dealing in government obligations and money market instruments;

◦	providing specified management consulting and counseling activities;

◦	performing selected data processing services and support services;

◦	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

◦	performing selected insurance underwriting activities;

◦	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

◦	issuing and selling money orders and similar consumer-type payment instruments.
The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
Under the BHCA, a bank holding company meeting certain eligibility requirements may elect to become a “financial holding company,” which is a form of bank holding company with authority to engage in additional activities.  Specifically, a financial holding company and companies under its control may engage in activities that are “financial in nature,” as defined by the Gramm-Leach-Bliley Act (“GLBA”) and Federal Reserve interpretations, and therefore may engage in a broader range of activities than those permitted for bank holding companies and their subsidiaries.  Financial activities specifically include insurance brokerage and underwriting, securities underwriting and dealing, merchant banking, investment advisory and lending activities.  Financial holding companies and their subsidiaries also may engage in additional activities that are determined by the Federal Reserve, in consultation with the U.S. Department of the Treasury, to be “financial in nature or incidental to” a financial activity or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities.
In order to offer broker-dealer services through our subsidiary, Southside Securities, Inc., on February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status and were granted financial holding company status on March 22, 2011.  Election of financial holding company status is not automatic and it was granted based upon consideration of a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).  Now that we have succeeded in attaining financial holding company status, that status could be impacted by the condition of Southside Bank and/or other factors.  For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank.  In addition, if Southside Bank were to receive a rating of less than satisfactory under the CRA, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.  If we undertake expanded financial activities (that are not permissible for a bank holding company) and we fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements.  If we do not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its Bank or the Company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.  We began engaging in broker-dealer activities through Southside Securities, Inc. on June 16, 2011. In early 2013, to further concentrate on our primary business of banking, a management decision was made to close Southside Securities, Inc. We ceased engaging in broker-dealer activities through Southside Securities, Inc. in the second quarter of 2013, however the financial holding company status has been maintained.
Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. As a result of new regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015. The new capital rules (“Updated Capital Rules”), which are discussed below, implement certain provisions of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” These Updated Capital Rules also make important changes to the “prompt corrective action” framework discussed below in Bank Regulation - Prompt Corrective Action and Undercapitalization.
The agencies’ risk-based guidelines applicable to the Company prior to January 1, 2015 define a three-tier capital framework.  Tier 1 capital principally consists of shareholders’ equity less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax assets, nonfinancial equity investments and other items that are required to be deducted by the Federal Reserve.  Perpetual, non-cumulative preferred stock, certain amounts of trust-preferred securities and minority interests in consolidated subsidiaries also may be included in Tier 1 capital, but the Federal Reserve requires that common stock be the predominant form of Tier 1 capital.   Tier 2 capital principally consists of perpetual and trust preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of term-subordinated debt, intermediate-term preferred stock, and, subject to limitations, general allowances for loan and lease losses, and other adjustments.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the requirement minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.
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
The ratios of Tier 1 capital and total capital to risk-weighted assets, and the leverage ratios of the Company and Southside Bank as of December 31, 2014, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Risk-based capital ratios:
Tier 1 capital (1)	4.00%	6.00%	16.12%	15.55%
Total risk-based capital (2)	8.00%	10.00%	16.69%	16.13%
Tier 1 leverage ratio (3)	4.00%	5.00%	11.35%	10.95%

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
The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
The Updated Capital Rules also established the following minimum capital ratios, which started to phase in on January 1, 2015: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-

weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the Updated Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these new required minimum CET1, Tier 1, and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The Updated Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Under the previous capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining capital ratios. However, the effects of certain accumulated other comprehensive items are not excluded under the Updated Capital Rules. The Updated Capital Rules permit most banking organizations, including the Company and Southside Bank, to make a one-time permanent election on the institution’s first call report filed after January 1, 2015 to continue to exclude these items.
Under the Updated Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance, which was finalized on May 14, 2012, outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework.  Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to and sufficiently capture the banking organization’s exposures, activities and risks; (ii) employ multiple conceptually sound stress testing activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process.  Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.”  While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable, ways.
Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2014 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.
In addition, if a bank holding company enters into bankruptcy or becomes subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.  In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution.  Southside Bank is an FDIC-insured depository institution and thus subject to these requirements. See also Bank Regulation - Prompt Corrective Action and Undercapitalization.
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
Change in Control.  Subject to certain exceptions, under the BHCA and the Change in Bank Control Act (“CBCA”), and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the approval of the Federal Reserve prior to acquiring control.  With respect to the Company, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.  In certain cases, a company may also be presumed to have control under the BHCA if it acquires five percent or more of any class of voting securities.
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
Enforcement Authority.  The Federal Reserve has broad enforcement powers over bank holding companies and their nonbank subsidiaries, as well as “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, and has authority to prohibit activities that represent unsafe or unsound banking practices or constitute knowing or reckless violations of laws or regulations.  These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.  Civil money penalties can be as high as $1,000,000 for each day the activity continues and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance.  When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency.  The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
Bank Regulation
Southside Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the DIF of the FDIC.  Southside Bank is not a member of the Federal Reserve System.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  In addition, the Bureau could participate in examinations of the Bank (as described above) in the near term regarding the Bank’s offering of consumer financial products and services.  The federal and state laws applicable to banks regulate, among other things, the scope of their business and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends.
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
On December 10, 2013, federal regulators, including the Federal Reserve and the FDIC, issued final rules to implement Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” to prohibit insured depository institutions, such as Southside Bank, and their affiliates, such as the Company, from proprietary trading and acquiring certain interests in hedge or private equity funds. The final rules contain certain exemptions from the prohibition and permit the retention of certain ownership interests. Insured depository institutions are required to conform their activities and investments to the requirements by July 21, 2015.
Brokered Deposits.  Southside Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits.
Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions, the maximum aggregate amount of loans that Southside Bank is permitted to make to any one borrower is 25% of Tier 1 capital.
Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc. and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors.
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
Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  This rule modified two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinued a third adjustment added in 2009 (the secured liability adjustment), and added an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under these revisions to the DIF rules, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the initial total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessments, which are calculated off the new assessment base established by the Dodd-Frank Act, are set quarterly, and was .620 (annual) basis points for all four quarters of 2014 and .600 (annual) basis points for the first quarter of 2015. These assessments will continue until the FICO bonds mature in 2017 through 2019.
Capital Adequacy.
See Holding Company Regulation - Capital Adequacy.

Prompt Corrective Action and Undercapitalization.  The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions.  Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below.  The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned.  Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.  The thresholds for each of these categories were recently revised pursuant to the Basel III Capital Rules, which are discussed above in “Holding Company Regulation - Capital Adequacy.” These revised categories started to apply to Southside Bank on January 1, 2015. Both the previous and the revised standards are discussed below.
Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure.  A well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Under the Updated Capital Rules that started to phase in on January 1, 2015, a well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure.  An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage capital ratio of 4 percent or greater, or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system, and (4) failing to meet the definition of a well-capitalized bank. Under the Updated Capital Rules, an adequately-capitalized depository institution is one having (1) a total risk based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more, and (4) a leverage ratio of 4 percent or more.

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

The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that (1) the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.  Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories.  Our management believes that we and our Bank subsidiary have the requisite capital levels to qualify as well-capitalized institutions under the FDICIA regulations.

If an institution fails to remain well capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, adequately-capitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC and undercapitalized depository institutions may not accept brokered deposits, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangements.  Specifically, the Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A proposed rule was published in the Federal Register on April 14, 2011; however, regulators have yet to issue the final rule on the topic.
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
Transactions with Affiliates.  Southside Bank is subject to sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA.  Sections 23A and 23B of the FRA restrict a bank’s ability to engage in certain transactions with its affiliates.  An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.  In a holding company context, the parent bank holding company and any companies controlled by such parent bank holding company are generally affiliates of the bank.
Specifically, section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, and investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates.  Additionally, within the foregoing limitations, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate. Section 608 of the Dodd-Frank Act broadened the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate.  The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party.  Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.  The expanded definition of “covered transactions” took effect on July 21, 2012.
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
Anti-Tying Regulations.  Under the BHCA and the Federal Reserve’s regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these products or services on the condition that either: (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer not obtain credit, property, or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products.  Also, certain foreign transactions are exempt from the general rule.
Community Reinvestment Act.  Under the CRA, Southside Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the needs of our entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for banks nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community.
On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “satisfactory.”  As of January 1, 2014, the most recent exam date, Southside Bank has a CRA rating of “outstanding.”
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
The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities.  Formerly, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching.  Many states did not “opt in,” which resulted in branching restrictions in those states.  The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state.  Accordingly, de novo interstate branching by Southside Bank is subject to these new standards.  All branching in which Southside Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.
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

•	the Truth In Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

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

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Fund Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services, which the Bureau has expanded to include a new compliance regime that governs consumer-initiated cross border electronic transfers.

Many of the foregoing laws and regulations have recently changed and are subject to further change resulting from the provisions in the Dodd-Frank Act and other developments. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to encourage lenders to verify a borrower’s ability to repay. In January 2013, the Bureau issued rules to implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. In May, July and October 2013 the Bureau issued rules amending certain provisions of the January 2013 rule. The final rule, which took effect on January 10, 2014, will likely impact our residential mortgage lending practices, and the residential mortgage market generally. Most significantly, the new “qualified mortgage” standards generally limit the total points and fees that financial institutions and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the Bureau recently issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The final rule, which will become effective on December 24, 2015 for residential mortgage-backed securitizations, generally requires the securitizer to retain not less than 5 percent of the credit risk.
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
In addition, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets.  Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets.  The banking agencies have jointly issued a final rule to implement these requirements, which will become effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations.
Anti-Money Laundering.  Southside Bank is subject to the regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, which implement the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government the power to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Title III of the USA PATRIOT Act includes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including state-chartered banks like Southside Bank.
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

•
establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering, for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons;

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
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. In addition, FinCEN issued a Notice of Proposed Rulemaking on August 4, 2014 that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to issue a final rule on this topic.
The Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and required to report any identified relationships or transactions.
OFAC.  The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals List.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
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
In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under existing federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  On October 28, 2014, the Bureau amended the annual privacy notice requirement to permit a financial institution to provide the annual privacy notice through posting the annual notice on its website if the financial institution meets certain conditions. States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
Regulatory Examination.
See Holding Company Regulation - Regulatory Examination.
Enforcement Authority.  Southside Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance.  When issued by a banking agency, cease and desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency.  The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
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
Other Regulatory Matters.  The Company and their affiliates are subject to oversight by the SEC, the Financial Industry Regulatory Authority, the New York Stock Exchange, the NASDAQ Stock Market and various state securities regulators.  The Company and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning their business practices.  Such requests are considered incidental to the normal conduct of business.

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
We continue to operate in a challenging and uncertain economic environment.  In the last three to five years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven.  There can be no assurance that economic conditions will continue to improve, and these conditions could worsen.  In addition, declining oil prices, on-going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on our financial markets.  Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, should we see a decline in national or regional economic conditions, the residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

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
Dramatic declines in the housing market during prior years, with falling home prices and increased foreclosures and high levels of unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors, primarily from 2008 to 2010, reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  In the past few years availability of credit has increased. Should conditions deteriorate the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.
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
We have and continue to purchase MBS at significant premiums due to the low interest rate environment.  Our prepayment assumptions take into account Bloomberg consensus speeds, current trends and past experience.  On October 24, 2011, the Federal Housing Finance Agency (the “FHFA”) announced expanded initiatives to assist homeowners that might not otherwise have been able to qualify for a new mortgage to refinance their mortgage.  The FHFA announced changes to the guidelines related to loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications and the extension of the end date for the Home Affordable Refinance Program (“HARP”) until December 31, 2014.  It does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac on or before May 31, 2009.  These changes could cause MBS prepayments to significantly exceed our projections.  If actual prepayments exceed our projections, the amortization expense associated with these MBS will increase, thereby decreasing our net income.  The increase in amortization expense and the corresponding decrease in net income could have a material adverse effect on our financial condition and results of operations.
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
A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2014, approximately 65.0% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008, 2009 and 2010, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, MBS and the lending markets generally.  This decline has continued to result in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
We have a high concentration of loans directly related to the medical community in our market areas.  A negative change adversely impacting the medical community, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
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

We may be adversely affected by declining crude oil prices.
Recent decisions by certain members OPEC to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices.  Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2014, energy loans comprised approximately 1.8% of our loan portfolio.  Energy production and related industries represent a part of the economies in our primary markets.  As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013.  If oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas.  Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  Moreover, virtually all of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of our competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
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
We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  During 2014, we acquired OABC.  Acquisitions typically involve the payment of a premium over book and fair values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2014, we had $101 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting models.
The process we use to estimate our probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs.  If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments.  Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
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
The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that began January 1, 2013 for institutions that exceed $15 billion in assets.  Furthermore, each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.  As a result of new regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015.  The Updated Capital Rules implement certain provisions of the Dodd-Frank Act and a separate, international regulatory capital initiative known as Basel III.  These Updated Capital Rules also make important changes to the prompt corrective action framework.  For additional discussion relating to capital adequacy refer to “Item 1. Business - Supervision and Regulation - Capital Adequacy.”  The Company believes it will be able to meet the new capital guidelines, however complying with any higher Updated Capital Rules mandated by the Dodd-Frank Act and Basel III may affect our operations, including our asset portfolios and financial performance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES

Southside Bank owns and operates the following properties:

•	Southside Bank main branch at 1201 South Beckham Avenue, Tyler, Texas. The primary executive offices of Southside Bancshares, Inc. are located at this location;

•	Fort Worth main branch located at 1320 South University Drive, Fort Worth, Texas. Additional executive offices of Southside Bancshares, Inc. are located at this location;

•
Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas.  The Southside Bank Annex is directly adjacent to the main bank building.  Human Resources, and other support areas are located in this building;

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside Bank Trust at 1305 South Beckham Avenue, Tyler, Texas. The Trust Department is located in this building;

•	Southside Bank Technology Center at 1010 East First Street, Tyler, Texas;

•	Southside Bank main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Highway 64 West branch and motor bank facility at 3815 State Highway 64 West, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gresham main branch and motor bank at 16691 FM 2493, Tyler, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Irving branch at 1401 Walnut Hill Lane, Irving, Texas;

•	Cleburne branch at 1204 West Henderson, Cleburne, Texas;

•	Euless branch at 2311 West Euless Boulevard, Euless, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;

•	Arlington branch at 950 West Arbrook Boulevard, Arlington, Texas;

•	Fort Worth branch at 1000 Pennsylvania Avenue, Fort Worth, Texas;

•	Fort Worth branch at 2330 East Rosedale Street, Fort Worth, Texas;

•	Fort Worth branch at 6001 Bryant Irvin Road, Fort Worth, Texas;

•	Fort Worth branch at 7800 White Settlement Road, Fort Worth, Texas;

•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas;

•	Watauga branch at 8024 Denton Highway, Watauga, Texas;

•	Weatherford branch at 318 South Main Street, Weatherford, Texas; and

•	48 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 19 grocery stores and nine full service branches in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	one in Hawkins, Texas;

•	three in Longview, Texas;

•	seven in Tyler, Texas;

•	Fort Worth operations branch at 5001 North Riverside Drive, Suite 111, Fort Worth, Texas;

•	Fort Worth branch and motor bank facility at 701 West Magnolia, Fort Worth, Texas;

•	Fort Worth branch at 707 West Magnolia, Fort Worth, Texas;

•	Forney branch at 413 North McGraw, Forney, Texas;

•	Flower Mound branch at 2341 Justin Road, Flower Mound, Texas;

•	Granbury branch at 1030 East Highway 377, Suite 138, Granbury, Texas;

•	Grapevine branch at 1616 West Northwest Highway, Grapevine, Texas;

•	Austin branch at 8200 North Mopac, Suite 130, Austin, Texas; and

•	Austin branch at 1250 South Capital of Texas Hwy, Bldg 1, Suite 101, Austin, Texas.
SFG currently operates its business in leased office space in the following location:

•	700 West Arkansas Lane, Arlington, Texas.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2013 to December 31, 2014.  During 2014 and 2013, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014	$ 30.10 – 23.98	$ 31.15 – 25.54	$ 34.35 – 28.48	$ 34.30 – 28.88
2013	$ 19.66 – 19.00	$ 23.14 – 19.05	$ 25.97 – 23.14	$ 27.24 – 24.70

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,440 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 28, 2015.

DIVIDENDS

Cash dividends declared and paid were $0.96 and $0.91 per share for the years ended December 31, 2014 and 2013, respectively.  Stock dividends of 5% were also declared and paid during both of the years ended December 31, 2014 and 2013.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014	$0.21	$0.21	$0.22	$0.32
2013	$0.20	$0.20	$0.20	$0.31

ISSUER SECURITY REPURCHASES

During the quarter ended December 31, 2014, we did not purchase any of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

There were no equity securities sold by us during the years ended December 31, 2014, 2013, or 2012 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.
Southside Bancshares, Inc.

Total Return Performance
Index Value
240
220
200
180
160
140
120
100
80
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Southside Bancshares, Inc.
Russell 2000
SBSI Peer Group 2013 Index*
SBSI Peer Group 2014 Index*

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Southside Bancshares, Inc.	100.00	117.66	132.65	142.66	201.97	231.56
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SBSI Peer Group 2013 Index*	100.00	114.15	114.22	129.30	191.76	178.41
SBSI Peer Group 2014 Index*	100.00	114.19	113.79	128.08	190.23	176.95

*SBSI Peer Group 2013 Index consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI - This is historical now), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

*SBSI Peer Group 2014 Index consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares Corporation (IBOC), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

Source : SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

We used a different index from the Index used the preceding fiscal year because a peer issuer in the SBSI Peer Group 2013 Index was acquired and is no longer publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2014.  This information should be read in conjunction with “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2014 (1)	2013	2012	2011	2010
	(in thousands, except per share data)
Balance Sheet Data:
Investment Securities	$695,529	$728,981	$618,716	$284,452	$300,839
Mortgage-backed Securities	$1,395,498	$1,115,827	$1,051,898	$1,729,516	$1,364,117
Loans, Net of Allowance for Loan Losses	$2,167,841	$1,332,396	$1,242,392	$1,068,690	$1,057,209
Total Assets	$4,807,261	$3,445,663	$3,237,403	$3,303,817	$2,999,759
Deposits	$3,374,417	$2,527,808	$2,351,897	$2,321,671	$2,134,428
Long-term Obligations	$660,363	$559,660	$429,408	$321,035	$433,790
Shareholders’ Equity	$425,243	$259,518	$257,763	$258,927	$214,461
Income Statement Data:
Interest Income	$123,778	$119,602	$116,020	$131,038	$131,374
Interest Expense	$16,956	$17,968	$26,895	$35,631	$45,307
Deposit Service Income	$15,280	$15,560	$15,433	$15,943	$16,819
Net Gain on Sale of Securities Available for Sale	$2,830	$8,472	$17,966	$11,795	$25,789
Noninterest Income	$24,489	$35,245	$40,021	$35,322	$50,798
Noninterest Expense	$97,704	$81,713	$76,107	$72,348	$71,314
Net Income Attributable to Southside Bancshares, Inc.	$20,833	$41,190	$34,695	$39,133	$39,103
Per Share Data:
Earnings Per Common Share:
Basic	$1.09	$2.19	$1.82	$2.06	$2.04
Diluted	$1.09	$2.19	$1.82	$2.06	$2.04
Cash Dividends Paid Per Common Share	$0.96	$0.91	$1.11	$0.90	$0.85

(1)
We completed the acquisition of OABC on December 17, 2014. Accordingly, our balance sheet data as of December 31, 2014 reflects the effects of the acquisition of OABC. Income statement data with respect to OABC includes only the results of OABC's operations for December 17 - December 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2014, 2013, and 2012 and financial condition as of December 31, 2014 and 2013.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  See “Item 1. Business” and this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•
general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil and gas, credit and liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses;

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	impairment of our goodwill or other intangible assets;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.
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
As of December 31, 2014, our review of the loan portfolio indicated that a loan loss allowance of $13.3 million was appropriate to cover probable losses in the portfolio.
Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2014.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2014, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.14%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%.  At December 31, 2014, we changed from the mortality assumption table RP-2000 projected 10 years beyond the valuation date using Scale AA to the RP-2014 projected 15 years beyond the valuation date using MP-2014 scale (static).  This change in mortality assumptions increased the expected average life of the participants which increased the liability and the expense.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
OVERVIEW
OPERATING RESULTS
During the year ended December 31, 2014, our net income decreased $20.4 million, or 49.4%, to $20.8 million, from $41.2 million for the same period in 2013. The decrease in net income was primarily attributable to merger expenses related to the acquisition of OABC, a loss on the sale of loans purchased by SFG which resulted in an increase in the provision for loan losses and an impairment of the investment in SFG, and a decrease in net gain on sale of securities available for sale. These items were partially offset by a decrease in income tax expense and an increase in net interest income. Noninterest expense increased primarily due to merger related expenses which is reflected primarily in salaries and employee benefits, software and data processing expense and professional fees. Earnings per diluted share decreased $1.10, or 50.2%, to $1.09 for the year ended December 31, 2014, from $2.19 for the same period in 2013.
During the year ended December 31, 2013, our net income increased $6.5 million, or 18.7%, to $41.2 million, from $34.7 million for the same period in 2012.  The increase in net income was primarily attributable to the increase in net interest income, the decrease in the provision for loan losses and a reduction in the FHLB advance option impairment charge. These items were partially offset by a decrease in the net gain on sale of securities available for sale and an increase in noninterest expense. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Earnings per diluted share increased to $2.19 for the year ended December 31, 2013, from $1.82 for the same period in 2012.
FINANCIAL CONDITION
Our total assets increased $1.36 billion, or 39.5%, to $4.81 billion at December 31, 2014 from $3.45 billion at December 31, 2013 primarily as a result of the acquisition of OABC on December 17, 2014. See “Note 2 - Acquisition.”  This increase was attributable to increases in our loans and in our investment and mortgage-backed securities (“MBS”).  Loans increased $829.9 million, or 61.4% to $2.18 billion compared to $1.35 billion at December 31, 2013. The increase in our loans was comprised of $298.8 million of 1-4 family residential, $222.7 million of commercial real estate, $118.3 million of construction, $100.5 million of loans to individuals, $77.7 million of commercial and $11.9 million of municipal loans. Our securities portfolio increased by $246.2 million, or 13.3%, to $2.09 billion compared to $1.84 billion at December 31, 2013.  The increase in our securities was comprised of approximately $279.7 million of MBS and a decrease of approximately $33.5 million of investment securities, comprised of U.S. Treasury, Agency and Texas municipal securities.  The increase in loans was funded by deposits and FHLB advances.
Our nonperforming assets at December 31, 2014 decreased to $12.3 million, and represented 0.26% of total assets, compared to $13.6 million, or 0.39% of total assets at December 31, 2013.  Nonaccruing loans decreased $4.0 million to $4.1 million and the ratio of nonaccruing loans to total loans decreased to 0.19% at December 31, 2014 compared to 0.60% at December 31, 2013.  Other Real Estate Owned (“OREO”) increased to $1.7 million at December 31, 2014 from $726,000 at December 31, 2013.  Accruing loans past due more than 90 days at December 31, 2014 increased to $4,000 compared to $3,000 at December 31, 2013.  Repossessed assets decreased to $565,000 at December 31, 2014 from $901,000 at December 31, 2013.  Restructured performing loans at December 31, 2014 increased to $5.9 million compared to $3.9 million at December 31, 2013.
Our deposits increased $846.6 million to $3.37 billion at December 31, 2014 from $2.53 billion at December 31, 2013.  Our deposits, net of brokered deposits, increased $877.6 million during 2014. The increase in our deposits during 2014 was primarily the result of the acquisition of OABC. See “Note 2 - Acquisition.” During 2014, our non-interest bearing deposits increased $131.1 million, and interest bearing deposits increased $715.5 million. During 2014, our brokered deposits decreased $31.0 million and our public fund deposits decreased $814,000. Total FHLB advances increased $324.6 million to $897.4 million at December 31, 2014, from $572.8 million at December 31, 2013.  Short-term FHLB advances increased $223.9 million to $297.4 million at December 31, 2014 from $73.4 million at December 31, 2013.  Long-term FHLB advances increased $100.7 million to $600.1 million at December 31, 2014 from $499.3 million at December 31, 2013.  Other borrowings at December 31, 2014 and 2013 totaled $64.5 million and $61.2 million, respectively, and at December 31, 2014 consisted of $4.2 million of short-term borrowings and $60.3 million of long-term debt compared to $859,000 of short-term borrowings and $60.3 million of long-term debt at December 31, 2013.
Assets under management in our trust department increased during 2014 and were approximately $932.6 million at December 31, 2014 compared to $880.5 million at December 31, 2013.
Shareholders’ equity at December 31, 2014 totaled $425.2 million compared to $259.5 million at December 31, 2013. The increase is primarily the result of the acquisition of OABC. See “Note 2 - Acquisition.” To a lesser extent the increase reflects net income of $20.8 million recorded for the year ended December 31, 2014, the $1.2 million of common stock issued under our dividend reinvestment plan and a decrease in accumulated other comprehensive loss of $5.5 million.  This was partially offset by cash dividends paid of $17.9 million.  The decrease in accumulated other comprehensive loss is comprised primarily of an increase of $14.9 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment and a decrease of $9.4 million, net of tax, related to the change in the funded status of our defined benefit plan.  See “Note 4 – Accumulated Other Comprehensive (Loss) Income” to our consolidated financial statements included in this report.
Economic conditions in our market areas have continued to perform generally better than many other parts of the country. There continues to be some economic headwinds including a decline in oil prices, however despite these headwinds, many economists predict the national economy and the economy in markets we serve will continue to grow at a slow to modest pace in 2015.
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
The year ended December 31, 2014 was marked by proactive management of the securities portfolio. The overall size of the portfolio increased as a result of the acquisition of OABC.  During the first quarter of 2014, we sold longer duration municipal securities and U.S. Agency MBS to reduce duration and tax free income.  We purchased U.S. Agency MBS with maturities ten years or less and premium U.S. Agency MBS at prices that create a favorable risk reward scenario with limited extension.  During the second quarter of 2014, as long-term interest rates decreased, we sold shorter duration CMOs where prepayment concerns increased.  Certain longer duration securities were sold due to the yield on those securities.  We purchased U.S. Agency CMOs at prices that create a favorable risk reward scenario with limited extension.  We also purchased tax free municipal bonds in anticipation of the additional taxable income as a result of the OABC merger.  During the third quarter, due to a continued steep yield curve, we sold CMBS, and CMOs with durations of three to six years and replaced them with longer duration CMBS while freeing up $20 million to fund loan growth during the quarter.  We also sold low yielding long duration nonbank qualified municipal securities and partially replaced them with mostly bank qualified municipal securities with a net result of freeing up an additional $50 million to fund loan growth during the quarter.  During the fourth quarter we sold longer duration nonbank qualified municipal securities, U.S. Treasuries and CMBS.  In addition we also sold approximately $57 million of U.S. Agency low coupon MBS from the OABC acquired securities portfolio as a part of a restructuring of that portfolio.  These were low coupon MBS with longer payment windows.  We purchased bank qualified municipal securities, premium CMOs with favorable expected returns in relation to risk, CMBS and treasury securities.  Our investment securities and U.S. Agency MBS increased from $1.83 billion at December 31, 2013, to $2.09 billion at December 31, 2014. At December 31, 2014, securities as a percentage of assets decreased to 43.5%, when compared to 53.5% at December 31, 2013 as a result of the acquisition of OABC and OABC's large percentage of loans to assets.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we might strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.  Our FHLB borrowings at December 31, 2014 increased 56.7%, or $324.6 million, to $897.4 million from $572.8 million at December 31, 2013 primarily as a result of the acquisition of OABC. In December 2014 we prepaid $39.2 million of FHLB advances with an average rate of 2.63%. This represented all of our higher priced advances maturing through December 2015. We paid prepayment fees of $539,000 associated with prepaying these advances. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our brokered CDs decreased to $23.4 million at December 31, 2014 from $54.4 million at December 31, 2013.  As of December 31, 2014, all but $5.0 million of our brokered CDs were long-term.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives. The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During 2014, an increase in FHLB advances, resulted in an increase in wholesale funding as a percentage of deposits, not including brokered CDs, to 27.5% at December 31, 2014, from 25.4% at December 31, 2013.

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

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Interest income
Loans	$70,598	$72,910	$69,462
Investment securities – taxable	615	799	519
Investment securities – tax-exempt	24,038	25,483	13,644
Mortgage-backed securities	28,207	20,085	32,118
FHLB stock and other investments	181	182	240
Other interest earning assets	139	143	37
Total interest income	123,778	119,602	116,020
Interest expense
Deposits	7,953	8,179	10,841
Short-term obligations	624	1,875	6,340
Long-term obligations	8,379	7,914	9,714
Total interest expense	16,956	17,968	26,895
Net interest income	$106,822	$101,634	$89,125

Net interest income for the year ended December 31, 2014 increased $5.2 million, or 5.1%, compared to the same period in 2013 and increased $12.5 million, or 14.0%, for the year ended December 31, 2013 compared to the same period in 2012.  The overall increase in net interest income during 2014 was primarily the result of an increase in interest income from MBS and a decrease in short-term obligation interest expense coupled with a decrease in deposit interest expense, partially offset by a decrease in loan and investment securities - tax exempt interest income and an increase in long-term obligation interest expense. The overall increase in net interest income during 2013 was primarily the result of a decrease in short-term and long-term obligation interest expense coupled with a decrease in deposit interest expense and an increase in total interest income. In the fourth quarter of 2013 we recorded the immaterial cumulative effect of an error relating to prior years, which increased interest income $1.4 million.
During the year ended December 31, 2014, total interest income increased $4.2 million, or 3.5%, when compared to the same period in 2013, and during the year ended December 31, 2013, increased $3.6 million, or 3.1%, when compared to same period in 2012. The increase in total interest income for the year ended December 31, 2014 was the result of an increase in the average yield on average interest earning assets from 4.25% for the year ended December 31, 2013 to 4.29% for the year ended December 31, 2014 and an increase in average interest earning assets of $81.2 million, or 2.6%, from $3.18 billion to $3.26 billion from 2013 to 2014.  The increase in the yield on interest earning assets during the year ended December 31, 2014 is reflective of an increase in the average yields of MBS, and taxable investment securities.
The increase in total interest income for the year ended December 31, 2013 was the result of an increase in the average yield on interest earning assets from 4.13% for the year ended December 31, 2012 to 4.25% for the year ended December 31, 2013 and an increase in the average interest earning assets of $109.8 million, or 3.6%, from $3.07 billion to $3.18 billion from 2012 to 2013.  The increase in the yield on interest earning assets during the year ended December 31, 2013 is reflective of the shift in asset mix out of the lower yielding MBS and into higher yielding loans and tax-exempt investment securities and an immaterial cumulative prior period interest income error of $1.4 million recorded during the fourth quarter of 2013.
Total interest expense decreased $1.0 million, or 5.6%, during the year ended December 31, 2014.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2014, to 0.66% from 0.71% for the same period in 2013 which more than offset the increase in average interest bearing liabilities of $61.2 million, or 2.4%, from $2.52 billion to $2.59 billion.  The decrease in the average yield on interest bearing liabilities of five basis points was a result of continued low short-term interest rates during the year ended December 31, 2014. Total interest expense decreased $8.9 million, or 33.2%, during the year ended December 31, 2013, as compared to 2012.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2013, to 0.71% from 1.11% for the same period in 2012 which more than offset the increase in average interest bearing liabilities of $96.3 million, or 4.0%, from $2.43 billion to $2.52 billion.  The decrease in the average yield on interest bearing liabilities of 40 basis points is a result of overall lower interest rates.  For the year ended December 31, 2014, our net interest spread increased to 3.63% from 3.54%, and our net interest margin increased to 3.77% from 3.69% when compared to the same period in 2013. For the year ended December 31, 2013, our net interest spread increased to 3.54% from 3.02%, and our net interest margin increased to 3.69% from 3.26% when compared to the same period in 2012.
During the year ended December 31, 2014, average loans increased $124.4 million, or 9.6%, to $1.42 billion from $1.30 billion, compared to the same period in 2013.  During the year ended December 31, 2013, average loans increased $116.3 million, or 9.9%, from $1.18 billion to $1.30 billion, compared to the same period in 2012. Residential 1-4 family loans, commercial real estate loans, and municipal loans represent a large part of this increase for both years.  The average yield on loans decreased from 5.92% for the year ended December 31, 2013 to 5.24% for the year ended December 31, 2014. Interest income on loans decreased $2.3 million, or 3.2%, for the year ended December 31, 2014 compared to the same period in 2013 as a result of a decrease in the average yield which more than offset the increase in average balance. The average yield on loans decreased from 6.23% for the year ended December 31, 2012 to 5.92% for the year ended December 31, 2013. Interest income on loans increased $3.4 million, or 5.0%, for the year ended December 31, 2013 compared to the same period in 2012 as a result of an increase in the average balance which more than offset the decrease in the average yield.  The decrease in the yield on loans for 2014 and 2013 was due to selling the higher yielding SFG subprime automobile loans and competition and the overall low interest rate environment.
Average investment and MBS decreased $50.0 million, or 2.8%, to $1.75 billion from $1.80 billion for the year ended December 31, 2014 when compared to the same period in 2013 and decreased $37.5 million, or 2.0%, from $1.84 billion to $1.80 billion for the year ended December 31, 2013 when compared to the same period in 2012.  At December 31, 2014, most of our MBS were fixed rate securities and less than one percent were variable rate MBS compared to approximately two percent in 2013.  The overall yield on average investment and MBS increased to 3.72% during the year ended December 31, 2014 from 3.24% during the same period in 2013 and increased to 3.24% during the year ended December 31, 2013 from 2.90% during the same period in 2012. The increase in the average yield during 2014 primarily reflects an increase in the yield of MBS securities. The increase in the average yield during 2013 reflects the shift in the portfolio mix of less MBS and more tax exempt investment securities. Interest income on investment and MBS increased $6.5 million in 2014, or 14.0%, as the increase in the average yield more than offset the decrease in the average balance.  A decrease in long-term interest rate levels combined with lower credit spreads could negatively impact our net interest margin in the future due to increased prepayments. Interest income on investment and MBS increased $86,000 in 2013, or 0.2%, due to an increase in the average yield which more than offset the decrease in the average balance.
Average FHLB stock and other investments decreased $2.7 million, or 8.6%, to $28.7 million, for the year ended December 31, 2014, when compared to $31.4 million for 2013 due to the decrease in average FHLB advances during 2014 and the corresponding requirement to hold stock associated with those advances.  Average FHLB stock and other investments decreased $2.8 million, or 8.2%, to $31.4 million, for the year ended December 31, 2013, when compared to $34.2 million for 2012 due to the decrease in average FHLB advances during 2013 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $1,000, or 0.5%, during 2014, due to a decrease in the average balance partially offset by an increase in the average yield from 0.58% for the year ended December 31, 2013 compared to 0.63% for the same period in 2014.  Interest income from our FHLB stock and other investments decreased $58,000, or 24.2%, during 2013, due to a decrease in the average balance and the average yield from 0.70% for the year ended December 31, 2012 compared to 0.58% for the same period in 2013.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate. We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
Average interest earning deposits decreased $274,000, or 0.5%, to $54.9 million, for the year ended December 31, 2014, when compared to $55.1 million for 2013.  Interest income from interest earning deposits decreased $4,000 in 2014, or 2.8%, as a result of a decrease in average balance and average yield as compared to 2013.  Average interest earning deposits increased $34.3 million, or 164.9%, to $55.1 million, for the year ended December 31, 2013, when compared to $20.8 million for 2012. Interest income from interest earning deposits increased $106,000, or 286.5%, for the year ended December 31, 2013, when compared to 2012, as a result of the increase in the average balance and average yield.
During the years ended December 31, 2014 and 2013, our average loans increased while our average securities decreased. As a result, the mix of our average interest earning assets changed as our average total securities as a percentage of total average interest earning assets averaged 54.5% during 2014 compared to 57.5% during 2013 and 60.9% during 2012. Average loans were 43.9% of average total interest earning assets during 2014 compared to 40.8% during 2013 and 38.5% during 2012. Other interest earning asset categories averaged 1.7% of average interest earning assets during 2014 compared to 1.7% during 2013 and 0.7% during 2012.
Total interest expense decreased $1.0 million, or 5.6%, during the year ended December 31, 2014 and $8.9 million, or 33.2%, during the year ended December 31, 2013.  The decrease was primarily attributable to funding costs as the average yield on interest bearing liabilities decreased from 1.11% for 2012 to 0.71% for 2013 to 0.66% for the year ended December 31, 2014, which more than offset increases in average interest bearing liabilities in 2014 and 2013.  The increase in average interest bearing liabilities included an increase in long-term FHLB advances of $61.4 million, or 14.1%, and an increase in interest bearing deposits of $133.2 million, or 7.3%, which was partially offset by a decrease in short-term obligations of $133.3 million, or 67.5%, during 2014. The increase in average interest bearing liabilities during the year ended December 31, 2013 included an increase in long-term FHLB advances of $104.0 million, or 31.3%, a decrease in short-term obligations of $87.2 million, or 30.6%, and an increase in interest bearing deposits of $79.5 million, or 4.5%.

The following table sets forth our deposit averages by category for the years ended December 31, 2014, 2013 and 2012:

	COMPOSITION OF DEPOSITS Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
	(dollars in thousands)
Interest Bearing Demand Deposits	$1,231,711	0.29%	$1,081,475	0.31%	$892,798	0.39%
Savings Deposits	121,453	0.11%	108,097	0.13%	96,854	0.15%
Time Deposits	610,178	0.70%	640,608	0.73%	761,030	0.95%
Total Interest Bearing Deposits	1,963,342	0.41%	1,830,180	0.45%	1,750,682	0.62%
Noninterest Bearing Demand Deposits	576,770	N/A	560,762	N/A	564,007	N/A
Total Deposits	$2,540,112	0.31%	$2,390,942	0.34%	$2,314,689	0.47%

Average interest bearing deposits increased $133.2 million, or 7.3%, while the average rate paid decreased from 0.45% for the year ended December 31, 2013 to 0.41% for the year ended December 31, 2014. For the year ended December 31, 2013 average interest bearing deposits increased $79.5 million, or 4.5%, while the average rate paid decreased from 0.62% for the year ended December 31, 2012 to 0.45% . Average time deposits decreased $30.4 million, or 4.8%, and the average rate paid decreased three basis points for the year ended December 31, 2014. Average time deposits decreased $120.4 million, or 15.8%, and the average rate paid decreased 22 basis points for the year ended December 31, 2013. Average interest bearing demand deposits increased $150.2 million, or 13.9%, while the average rate paid decreased two basis points for the year ended December 31, 2014. Average interest bearing demand deposits increased $188.7 million, or 21.1%, while the average rate paid decreased eight basis points for the year ended December 31, 2013. Average savings deposits increased $13.4 million, or 12.4%, while the average rate paid decreased two basis points for the year ended December 31, 2014. Average savings deposits increased $11.2 million, or 11.6%, while the average rate paid decreased two basis points for the year ended December 31, 2013. Average noninterest bearing demand deposits increased $16.0 million, or 2.9%, during 2014 and decreased $3.2 million, or 0.6%, during 2013. Interest expense for interest bearing deposits for the year ended December 31, 2014 decreased $226,000, or 2.8%, when compared to the same period in 2013 due to the decrease in the average yield which more than offset the increase in the average balance.  Interest expense for interest bearing deposits for the year ended December 31, 2013, decreased $2.7 million, or 24.6%, when compared to the same period in 2012 due to the decrease in the average yield which more than offset the increase in the average balance. The latter three categories, which are considered the lowest cost deposits, comprised 76.0% of total average deposits during the year ended December 31, 2014 compared to 73.2% during 2013 and 67.1% during 2012.  The increase in our average total deposits during 2014 and 2013 is primarily the result of an increase in deposits from municipalities and to a lesser extent, deposit growth due to branch expansion, and continued market penetration.
At December 31, 2014, total brokered CDs issued were $23.4 million compared to $54.4 million at December 31, 2013. This represented a decrease of $31.0 million, or 56.9%, from 2013. Total brokered CDs increased $34.9 million, or 179.4%, from $19.5 million at December 31, 2012, when compared to 2013.  At December 31, 2014, all of the brokered CDs had maturities of less than five years, with $5.0 million due after one year. All of the brokered CDs, except for one $5.0 million CD, are long-term with short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2014, brokered CDs represented 0.8% of deposits compared to 2.2% of deposits at December 31, 2013 and 0.8% at December 31, 2012.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.
Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $64.2 million, a decrease of $133.3 million, or 67.5%, for the year ended December 31, 2014 when compared to the same period in 2013.  The decrease in average short-term interest bearing liabilities was more than offset by the increase in long-term FHLB advances purchased during 2013. For the year ended December 31, 2013, the decrease was $87.2 million, or 30.6%, to $197.5 million when compared to the same period in 2012. Interest expense associated with short-term interest bearing liabilities decreased $1.3 million, or 66.7%, while the average rate paid increased two basis points to 0.97% for the year ended December 31, 2014, when compared to 0.95% for the same period in 2013.  Interest expense associated with short-term interest bearing liabilities decreased $4.5 million, or 70.4%, and the average rate paid decreased 128 basis points to 0.95% for the year ended December 31, 2013, when compared to 2.23% for the same period in 2012.  The decrease in the interest expense during 2014 was due to the decrease in the average balance which more than offset the increase in the average rate paid. The decrease in the interest expense during 2013 was due to the decrease in the average balance and average rate.
Average long-term interest bearing liabilities consisting of FHLB advances increased $61.4 million, or 14.1%, during the year ended December 31, 2014 to $497.3 million as compared to $435.9 million at December 31, 2013.  The increase in the average long-term FHLB advances is due to the purchase of long-term advances during 2014 for asset liability risk management purposes. Average long-term interest bearing liabilities consisting of FHLB advances increased $104.0 million, or 31.3%, during the year ended December 31, 2013 from $331.9 million at December 31, 2012.  In the first quarter of 2013, as $50 million of the $200 million par in long-term advance commitments from the FHLB expired, we obtained long-term advances at rates below the advance commitment rates that expired. Interest expense associated with long-term FHLB advances increased $490,000, or 7.6%, and the average rate paid decreased eight basis points to 1.40% for the year ended December 31, 2014 when compared to 1.48% for the same period in 2013.  The increase in interest expense was due to the increase in the average balance which more than offset the decrease in the average rate paid. Interest expense associated with long-term FHLB advances decreased $164,000, or 2.5%, and the average rate paid decreased 52 basis points to 1.48% for the year ended December 31, 2013 when compared to 2.00% for the same period in 2012.  The decrease in interest expense was due to the decrease in the average rate paid which more than offset the increase in the average balance. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three years ended December 31, 2014, 2013, and 2012.  Interest expense associated with long-term debt decreased $25,000, or 1.7%, to $1.4 million for the year ended December 31, 2014 when compared to $1.4 million for the same period in 2013 as a result of the decrease in the average yield of four basis points.  Interest expense associated with long-term debt decreased $1.6 million, or 53.0%, to $1.4 million for the year ended December 31, 2013 when compared to $3.1 million for the same period in 2012 as a result of the decrease in the average yield of 272 basis points. The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points. The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2014, 2013 and 2012.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) Years Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
ASSETS
INTEREST EARNING ASSETS:
Loans(1)(2)	$1,420,802	$74,450	5.24%	$1,296,440	$76,728	5.92%	$1,180,095	$73,498	6.23%
Loans Held For Sale	11,012	47	0.43%	1,137	38	3.34%	1,694	59	3.48%
Securities:
Inv. Sec. (Taxable)(4)	33,168	615	1.85%	47,914	799	1.67%	35,217	519	1.47%
Inv. Sec. (Tax Exempt)(3)(4)	659,219	36,263	5.50%	678,000	37,310	5.50%	387,284	20,552	5.31%
Mortgage-backed Sec.(4)	1,056,095	28,207	2.67%	1,072,601	20,085	1.87%	1,413,554	32,118	2.27%
Total Securities	1,748,482	65,085	3.72%	1,798,515	58,194	3.24%	1,836,055	53,189	2.90%
FHLB stock and other investments, at cost	28,684	181	0.63%	31,378	182	0.58%	34,191	240	0.70%
Interest Earning Deposits	54,853	139	0.25%	55,127	143	0.26%	20,809	37	0.18%
Total Interest Earning Assets	3,263,833	139,902	4.29%	3,182,597	135,285	4.25%	3,072,844	127,023	4.13%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,342			44,013			42,938
Bank Premises and Equipment	55,680			50,766			50,392
Other Assets	133,641			120,725			163,402
Less: Allowance for Loan Losses	(17,177)			(19,007)			(19,922)
Total Assets	$3,479,319			$3,379,094			$3,309,654

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,899, $3,856 and $4,095 for the years ended December 31, 2014, 2013, and 2012, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $12,225, $11,827 and $6,908 for the years ended December 31, 2014, 2013, and 2012, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2014, 2013 and 2012, loans totaling $4,096, $8,088 and $10,314, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS (dollars in thousands) Years Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$121,453	$136	0.11%	$108,097	$142	0.13%	$96,854	$145	0.15%
Time Deposits	610,178	4,287	0.70%	640,608	4,700	0.73%	761,030	7,256	0.95%
Interest Bearing Demand Deposits	1,231,711	3,530	0.29%	1,081,475	3,337	0.31%	892,798	3,440	0.39%
Total Interest Bearing Deposits	1,963,342	7,953	0.41%	1,830,180	8,179	0.45%	1,750,682	10,841	0.62%
Short-term Interest Bearing Liabilities	64,160	624	0.97%	197,506	1,875	0.95%	284,730	6,340	2.23%
Long-term Interest Bearing Liabilities-FHLB Dallas	497,296	6,955	1.40%	435,941	6,465	1.48%	331,898	6,629	2.00%
Long-term Debt (5)	60,311	1,424	2.36%	60,311	1,449	2.40%	60,311	3,085	5.12%
Total Interest Bearing Liabilities	2,585,109	16,956	0.66%	2,523,938	17,968	0.71%	2,427,621	26,895	1.11%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	576,770			560,762			564,007
Other Liabilities	29,672			44,685			47,668
Total Liabilities	3,191,551			3,129,385			3,039,296
SHAREHOLDERS’ EQUITY	287,768			249,709			270,358
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,479,319			$3,379,094			$3,309,654
NET INTEREST INCOME		$122,946			$117,317			$100,128
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.77%			3.69%			3.26%
NET INTEREST SPREAD			3.63%			3.54%			3.02%

(5)	Represents issuance of junior subordinated debentures.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31, 2014 Compared to 2013
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$6,976	$(9,254)	$(2,278)
Loans Held For Sale	68	(59)	9
Investment Securities (Taxable)	(266)	82	(184)
Investment Securities (Tax Exempt) (1)	(1,033)	(14)	(1,047)
Mortgage-backed Securities	(314)	8,436	8,122
FHLB stock and other investments	(16)	15	(1)
Interest Earning Deposits	(1)	(3)	(4)
Total Interest Income	5,414	(797)	4,617
INTEREST EXPENSE:
Savings Deposits	16	(22)	(6)
Time Deposits	(218)	(195)	(413)
Interest Bearing Demand Deposits	442	(249)	193
Short-term Interest Bearing Liabilities	(1,296)	45	(1,251)
Long-term FHLB Advances	873	(383)	490
Long-term Debt	—	(25)	(25)
Total Interest Expense	(183)	(829)	(1,012)
Net Interest Income	$5,597	$32	$5,629

	Years Ended December 31, 2013 Compared to 2012
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$7,007	$(3,777)	$3,230
Loans Held For Sale	(19)	(2)	(21)
Investment Securities (Taxable)	205	75	280
Investment Securities (Tax Exempt) (1)	15,971	787	16,758
Mortgage-backed Securities	(6,959)	(5,074)	(12,033)
FHLB stock and other investments	(19)	(39)	(58)
Interest Earning Deposits	83	23	106
Total Interest Income	16,269	(8,007)	8,262
INTEREST EXPENSE:
Savings Deposits	16	(19)	(3)
Time Deposits	(1,040)	(1,516)	(2,556)
Interest Bearing Demand Deposits	652	(755)	(103)
Short-term Interest Bearing Liabilities	(1,554)	(2,911)	(4,465)
Long-term FHLB Advances	1,784	(1,948)	(164)
Long-term Debt	—	(1,636)	(1,636)
Total Interest Expense	(142)	(8,785)	(8,927)
Net Interest Income	$16,411	$778	$17,189

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.
Note:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES
During 2014 our asset quality improved as reflected in the decrease in the nonperforming asset to total asset ratio to 0.26% at December 31, 2014 from 0.39% in 2013. This decrease is primarily due to the sale of subprime automobile loans purchased by SFG during the fourth quarter of 2014. In addition, the mix of the loan portfolio has continued to shift over the last two years to the loan categories that have had lower levels of charge-offs and nonperforming assets, 1-4 family residential loans, municipal loans and commercial real estate loans. The provision for loan losses for the year ended December 31, 2014 was $14.9 million compared to $8.9 million for the year ended December 31, 2013 and $10.7 million for the year ended December 31, 2012.  For the year ended December 31, 2014, net charge-offs of loans increased $9.9 million, to $20.5 million when compared to $10.6 million for the same period in 2013 and increased $1.9 million from $8.7 million during 2013 when compared to 2012.
The increase in net charge-offs for 2014 was a result of an increase in total charge-offs of $9.0 million and a decrease in total recoveries of $947,000.  Net charge-offs for loans to individuals increased 99.8%, to $20.8 million for the year ended December 31, 2014 compared to the same period in 2013. This increase was due to an increase in charge-offs on SFG loans and a write down of the SFG loans to fair value in connection with the sale of the subprime automobile loans. Net charge-offs for 1-4 family residential loans decreased $287,000, resulting in net recoveries of $59,000 for the year ended December 31, 2014 compared to the same period in 2013. Net charge-offs for commercial loans decreased $384,000, resulting in net recoveries of $105,000, net recoveries of construction loans increased $65,000 to $142,000, and net recoveries of other real estate loans decreased $264,000 to $8,000 for the year ended December 31, 2014 compared to the same period in 2013.
The increase in net charge-offs for 2013 was a result of an increase in total charge-offs of $2.5 million which were slightly offset by an increase in total recoveries of $649,000.  Net charge-offs for 1-4 family residential loans increased $161,000, to $228,000 for the year ended December 31, 2013 compared to the same period in 2012. Net charge-offs for loans to individuals increased 23.3%, to $10.4 million and net charge-offs for commercial loans increased $189,000, to $279,000 for the year ended December 31, 2013 compared to the same period in 2012.  Net recoveries of construction loans decreased $3,000, resulting in net recoveries of $77,000, and net charge-offs of other real estate loans decreased $425,000, resulting in net recoveries of $272,000 for the year ended December 31, 2013 compared to the same period in 2012.
As of December 31, 2014, and 2013, our reviews of the loan portfolio indicated that loan loss allowances of $13.3 million and $18.9 million, respectively, were appropriate to cover probable losses in the portfolio.
NONINTEREST INCOME
Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived and gives totals for these accounts for the year ended December 31, 2014 and the comparable years ended December 31, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Deposit services	$15,280	$15,560	$15,433
Gain on sale of securities available for sale	2,830	8,472	17,966
(Loss) gain on sale of securities carried at fair value through income	—	—	(498)
FHLB advance option impairment charges	—	—	(2,031)
Impairment of equity method investment	(2,755)	—	—
Gain on sale of loans	323	770	1,119
Trust income	3,145	3,024	2,794
Bank owned life insurance income	1,334	3,122	1,110
Other	4,332	4,297	4,128
Total noninterest income	$24,489	$35,245	$40,021
Total noninterest income for the year ended December 31, 2014 decreased 30.5%, or $10.8 million, compared to 2013 and decreased 11.9%, or $4.8 million, during the year ended December 31, 2013, when compared to the same period in 2012.  The decrease in noninterest income during 2014 was primarily due to a $5.6 million decrease in the gain on sale of AFS securities and a $2.8 million impairment of equity related to our investment in SFG related to sale of the loans purchased by SFG and the repossessed assets.  During the years ended December 31, 2014, 2013 and 2012, we had gain on sale of AFS securities of $2.8 million, $8.5 million, and $18.0 million, respectively.  The fair value of the AFS securities portfolio at December 31, 2014 was $1.45 billion with a net unrealized gain on that date of $20.7 million.  The net unrealized gain is comprised of $22.6 million in unrealized gains and $1.9 million in unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2013 was

$1.18 billion with a net unrealized loss on that date of $1.1 million.  The net unrealized loss is comprised of $19.9 million in unrealized gains and $20.9 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2014 was $661.6 million with a net unrealized gain on that date of $8.2 million.  The net unrealized gain is comprised of $25.7 million in unrealized gains and $17.5 million in unrealized losses. The fair value of HTM securities portfolio at December 31, 2013 was $649.2 million with a net unrealized loss on that date of $30.1 million.  The net unrealized loss is comprised of $11.1 million in unrealized gains and $41.2 million in unrealized losses.  There can be no assurance that the level of security gains reported during the year ended December 31, 2014, will continue in future periods.
During the quarter ended December 31, 2014, the size of the securities portfolio decreased due to sale of non bank qualified municipal securities, U.S. Treasuries, CMBS and U.S. Agency MBS from the OABC acquired securities portfolio as part of restructuring that portfolio which was partially offset by additional purchases of both residential and commercial MBS bank qualified municipal securities and U.S. Treasuries. The decrease in the securities portfolio was connected to our cash management strategy in anticipation of our merger with OABC and to fund loan growth.
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
We recorded an impairment charge of $2.8 million on our investment in SFG Finance, LLC in the year ended December 31, 2014. The impairment occurred as a result of our decision to sell the SFG purchased automobile loans and the associated write down to fair market value and transfer to loans held for sale of $74.8 million.
Deposit services income decreased $280,000, or 1.8%, for the year ended December 31, 2014, as compared to the same period in 2013 and increased $127,000, or 0.8%, for the year ended December 31, 2013, as compared to the same period in 2012. The decrease in 2014 was primarily due to a decrease in overdraft income partially offset by an increase in ATM and debit card income.
Gain on sale of loans decreased $447,000, or 58.1%, for the year ended December 31, 2014, when compared to the same period in 2013.  Gain on sale of loans decreased $349,000, or 31.2%, for the year ended December 31, 2013, when compared to the same period in 2012.  This decrease was primarily a result of a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.  The decrease in loans sold was due to a greater emphasis on retaining loans for our own portfolio and the overall reduction in mortgage refinancing.
Bank owned life insurance (“BOLI”) income decreased $1.8 million, or 57.3%, for the year ended December 31, 2014, when compared to the same period in 2013. BOLI income increased $2.0 million, or 181.3%, for the year ended December 31, 2013, when compared to the same period in 2012. The changes for each year were primarily as a result of two death benefits received, one for a retired covered officer and one for an active covered officer in 2013.

NONINTEREST EXPENSE
The following schedule lists the accounts which comprise noninterest expense for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Salaries and employee benefits	$60,821	$52,054	$48,084
Occupancy expense	7,259	7,539	7,498
Advertising, travel & entertainment	2,219	2,642	2,463
ATM and debit card expense	1,331	1,328	1,063
Professional fees	7,827	2,782	2,928
Software and data processing expense	4,629	2,018	519
Telephone and communications	1,222	1,529	1,665
FDIC insurance	1,765	1,713	1,744
FHLB prepayment fees	539	1,048	—
Other	10,092	9,060	10,143
Total noninterest expense	$97,704	$81,713	$76,107
Noninterest expense for the year ended December 31, 2014 increased $16.0 million, or 19.6%, when compared to the year ended December 31, 2013 and increased $5.6 million, or 7.4% for the year ended December 31, 2013, when compared to the year ended December 31, 2012.
Salaries and employee benefits expense increased $8.8 million, or 16.8%, during the year ended December 31, 2014, when compared to the same period in 2013 and increased $4.0 million, or 8.3%, during the year ended December 31, 2013, when compared to the same period in 2012. During 2014 we recorded in salaries and employee benefits $8.9 million of post combination expenses for the acceleration of unvested OABC stock options and restricted stock related to the acquisition of OABC in addition to $150,000 in a one time payment to certain OABC officers. The increases were partially offset by a decrease in retirement expense. Direct salary expense and payroll taxes increased $2.3 million, or 5.5%, for the year ended December 31, 2014, when compared to the same period in 2013 and increased $3.3 million, or 8.3%, for the year ended December 31, 2013, when compared to the same period in 2012.
Retirement expense, included in salary and benefits, decreased $3.0 million, or 59.8%, for the year ended December 31, 2014, when compared to the same period in 2013 and increased $755,000, or 17.4%, for the year ended December 31, 2013, when compared to the same period in 2012. The decrease was primarily related to the decrease in the defined benefit and restoration plans.  The defined benefit and restoration plans decreased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2014 when compared to 2013 and for 2013 when compared to 2012.  Specifically, the assumed long-term rate of return was 7.25% for 2014, 2013 and 2012 and the assumed discount rate was increased to 5.06% for 2014 compared to 4.08% for 2013 and 4.84% for 2012.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decreased, the cost and funding required for the retirement plan could increase.
Health and life insurance expense, included in salary and benefits, increased $604,000, or 14.4%, for the year ended December 31, 2014, when compared to the same period in 2013 due to increases in claims expense and plan administrative cost. Health and life insurance expense decreased $62,000, or 1.5%, for the year ended December 31, 2013, when compared to the same period in 2012 due to decreased health claims expense and plan administrative cost during 2013. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2015.
Advertising, travel and entertainment decreased $423,000, or 16.0%, for the year ended December 31, 2014, when compared to the same period in 2013 and increased $179,000, or 7.3%, for the year ended December 31, 2013, when compared to the same period in 2012. The decrease in 2014 was primarily a result of decreased travel expenses related to SFG Finance.
Professional fees increased $5.0 million, or 181.3%, for the year ended December 31, 2014, compared to the same period in 2013.   Professional fees decreased $146,000, or 5.0%, for year ended December 31, 2013, compared to the same period in 2012.  The increase during 2014 was due to professional fees incurred in connection with the OABC merger that included primarily investment banking fees, legal fees and accounting fees.

Software and data processing expense increased $2.6 million, or 129.4%, for the year ended December 31, 2014, as compared to the same period in 2013 and increased $1.5 million, or 288.8%, for the year ended December 31, 2013, as compared to the same period in 2012. The increase in 2014 was related to software contracts canceled related to the OABC merger.
Telephone and communications decreased $307,000, or 20.1%, for the year ended December 31, 2014, as compared to the same period in 2013 and decreased $136,000, or 8.2%, for the year ended December 31, 2013, as compared to the same period in 2012. The decrease in 2014 was due to continued savings from renegotiated contracts. The decrease during 2013 was due to moving to a consolidated system and vendor changes.
FHLB prepayment fees decreased $509,000, or 48.6%, for the year ended December 31, 2014 as a result of the prepayment of fewer FHLB advances of $39.2 million during 2014. FHLB prepayment fees were $1.0 million for the year ended December 31, 2013 as a result of the prepayment of FHLB advances of $94.3 million.
Other expenses increased $1.0 million, or 11.4%, for the year ended December 31, 2014, as compared to the same period in 2013 and decreased $1.0 million, or 10.7%, for the year ended December 31, 2013, as compared to the same period in 2012. The increase in 2014 was primarily due to a reserve established associated with the sale of the subprime automobile loans, and other expenses related to overall growth.
INCOME TAXES
Pre-tax income for the year ended December 31, 2014 was $18.7 million compared to $46.3 million for the year ended December 31, 2013, and $42.3 million for the year ended December 31, 2012.
Income tax benefit was $2.2 million for the year ended December 31, 2014 and represented a decrease of $7.3 million, or 142.5%, when compared to the year ended December 31, 2013, and decreased $2.5 million, or 33.0%, to $5.1 million for the year ended December 31, 2013, when compared to the year ended December 31, 2012.  The effective benefit rate as a percentage of pre-tax income was 11.6% in 2014, as compared to an effective tax rate of 11.0% in 2013 and 18.0% in 2012.  The decrease in the income tax expense and effective tax rate for the year ended December 31, 2014 and 2013 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the prior year. The increase in tax-exempt income as a percentage of taxable income was primarily due to the significant increase in our average tax-exempt securities portfolio for 2014 as compared to 2013. The net deferred tax asset totaled $12.7 million at December 31, 2014 as compared to $18.4 million in 2013.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  During the fourth quarter, we completed the sale of all of the subprime automobile pools held by SFG. These were high yield loans representing existing subprime automobile loans with payment histories that were collateralized by new and used automobiles.

Total loans as of December 31, 2014 increased $829.9 million, or 61.4%, and the average loan balance outstanding for the year increased $124.4 million, or 9.6%, when compared to 2013. The increase in total loans is primarily due to the acquisition of OABC.

Our market areas did not experience the level of downturn in the economy and real estate prices that some of the harder hit areas of the country experienced during 2008 to 2011. However, we did experience weakening conditions associated with the real estate led downturn during 2008 through 2011 and strengthened our underwriting standards, especially related to all aspects of real estate lending. Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

Construction loans increased $118.3 million, or 94.4%, from December 31, 2013 to December 31, 2014 and other real estate loans increased $222.7 million, or 84.8%, respectively. 1-4 family residential loans increased $298.8 million, or 76.5%, from December 31, 2013 to December 31, 2014.  Loans to individuals increased $100.5 million, or 59.2%, from December 31, 2013 to December 31, 2014. Commercial loans increased $77.7 million, or 49.3%, from December 31, 2013 to December 31, 2014. Municipal loans as of December 31, 2014 increased $11.9 million, or 4.9%, from December 31, 2013.

The increase in 1-4 family residential loans, construction loans, other real estate loans, loans to individuals and commercial loans was due primarily to the acquisition of OABC.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic communities we serve, which assists in mitigating this concentration.

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

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2014, was approximately $96.0 million.  Our largest loan relationship at December 31, 2014 was approximately $25.6 million.

The average yield on loans for the year ended December 31, 2014, decreased to 5.24% from 5.92% for the year ended December 31, 2013.  This decrease was reflective of the sale of the higher yielding SFG subprime automobile loans and to a lesser extent the overall lower interest rate environment during 2014 and the lower rates associated with the new loans added and repriced during 2014.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Real Estate Loans:
Construction	$243,486	$125,219	$113,744	$111,361	$115,094
1-4 Family Residential	689,288	390,499	368,845	247,479	219,031
Other	485,226	262,536	236,760	206,519	200,723
Commercial Loans	235,356	157,655	160,058	143,552	148,761
Municipal Loans	257,492	245,550	220,947	207,261	196,594
Loans to Individuals	270,285	169,814	162,623	171,058	197,717
Total Loans	$2,181,133	$1,351,273	$1,262,977	$1,087,230	$1,077,920
For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.
REAL ESTATE LOANS
Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2014, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $1.42 billion in real estate loans, $689.3 million, or 48.6%, represent loans collateralized by residential dwellings that are primarily owner-occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.   Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.
We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.
Real estate loans are divided into 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other real estate consists of $460.4 million of commercial real estate loans, $21.0 million of loans secured by multi-family properties and $3.8 million of loans secured by farm land.  The Commercial Real Estate portion of Other is discussed in more detail below.

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
We also make home equity loans, which are included as part of the 1-4 family residential mortgage loans, and at December 31, 2014, these loans totaled $77.6 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
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
MUNICIPAL LOANS
We have a specific lending department that primarily makes loans to municipalities and school districts throughout the state of Texas.  A small percentage are made in adjoining states. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2014 increased $11.9 million when compared to 2013. At December 31, 2014, we had total loans to municipalities and school districts of $257.5 million.
LOANS TO INDIVIDUALS
Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of loans to individuals outstanding are collateralized by titled equipment, which are primarily vehicles.  At December 31, 2014, these types of loans accounted for approximately $207.1 million, or 76.6%, of total loans to individuals.
Loan pools purchased through SFG were subjected to a modeling system that considered credit scores and estimated collateral values to determine expected defaults in each pool.  For the year ended December 31, 2013, SFG purchased loan pools of approximately $73.0 million, net of discount, respectively.
During the fourth quarter of 2014, the sale of all of the subprime automobile loans and repossessed assets held by SFG was completed. As a result, the carrying amount of SFG loans totaling $70.3 million were sold and are therefore not included in our loan portfolio as of December 31, 2014.
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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2014, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years
	(in thousands)
Real Estate Loans – Construction	$125,829	$91,619	$26,038
Commercial Loans	122,447	98,648	14,261
Municipal Loans	27,296	85,146	145,050
Total	$275,572	$275,413	$185,349

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$171,386
	Interest Rates are Floating or Adjustable	$289,376

(1) The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.  Nonaccrual loans totaling $1.1 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2014 and 2013, these loans totaled $7.1 million and $5.5 million, respectively.  These loans represented 1.7% and 2.1% of shareholders' equity as of December 31, 2014 and 2013, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses was $13.3 million at December 31, 2014, or 0.6% of loans, a decrease of $5.6 million, or 29.6%, compared to $18.9 million at December 31, 2013.  The decrease in the allowance for loan losses is due primarily to the write down of SFG loans to fair value in connection with their sale during the fourth quarter 2014. Loans increased during 2014 as a result of the acquisition of OABC. The loans acquired were measured at fair value at the acquisition date with no carryover in allowance for loan loss.

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

As of December 31, 2014, our review of the loan portfolio indicated that a loan loss allowance of $13.3 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2014	2013	2012	2011	2010
Average Net Loans Outstanding	$1,420,802	$1,296,440	$1,180,095	$1,054,882	$1,031,858
Balance of Allowance for Loan Losses at Beginning of Period	$18,877	$20,585	$18,540	$20,711	$19,896
Loan Charge-Offs:
Real Estate-Construction	(14)	—	(41)	(46)	(873)
Real Estate-1-4 Family Residential	(22)	(319)	(239)	(675)	(288)
Real Estate-Other	—	(67)	(159)	(271)	(577)
Commercial Loans	(66)	(512)	(402)	(1,254)	(2,603)
Loans to Individuals	(22,461)	(12,676)	(10,188)	(10,231)	(12,072)
Total Loan Charge-Offs	(22,563)	(13,574)	(11,029)	(12,477)	(16,413)
Recovery of Loans Previously Charged-off:
Real Estate-Construction	156	77	121	61	165
Real Estate-1-4 Family Residential	81	91	172	98	13
Real Estate-Other	8	339	6	275	—
Commercial Loans	171	233	312	449	854
Loans to Individuals	1,624	2,247	1,727	1,927	2,459
Total Recovery of Loans Previously Charged-Off	2,040	2,987	2,338	2,810	3,491
Net Loan Charge-Offs	(20,523)	(10,587)	(8,691)	(9,667)	(12,922)
Provision for Loan Losses	14,938	8,879	10,736	7,496	13,737
Balance of Allowance for Loan Losses at End of Period	$13,292	$18,877	$20,585	$18,540	$20,711
Net Charge-Offs to Average Net Loans Outstanding	1.44%	0.82%	0.74%	0.92%	1.25%
Allowance for Loan Losses to Nonaccruing Loans	324.51	233.40	199.58	180.02	142.60
Allowance for Loan Losses to Nonperforming Assets	108.27	138.74	139.87	140.58	116.95
Allowance for Loan Losses to Total Loans	0.61	1.40	1.63	1.71	1.92

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate
Construction	$2,456	11.2%	$2,142	9.3%	$2,355	9.0%	$2,620	10.2%	$2,585	10.7%
1-4 Family Residential	2,822	31.6%	3,277	28.9%	3,545	29.2%	1,957	22.8%	1,988	20.3%
Other	3,025	22.2%	2,572	19.4%	2,290	18.7%	3,051	19.0%	3,354	18.6%
Commercial Loans	3,279	10.8%	1,970	11.7%	3,158	12.7%	2,877	13.2%	3,746	13.8%
Municipal Loans	716	11.8%	668	18.2%	633	17.5%	619	19.1%	607	18.3%
Loans to Individuals	994	12.4%	8,248	12.5%	7,373	12.9%	6,244	15.7%	7,978	18.3%
Other	—	0.0%	—	0.0%	1,231	0.0%	1,172	0.0%	453	0.0%
Ending Balance	$13,292	100.0%	$18,877	100.0%	$20,585	100.0%	$18,540	100.0%	$20,711	100.0%

See “Consolidated Financial Statements - Note 6 –  Loans and Allowance for Probable Loan Losses.”

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

Total nonperforming assets at December 31, 2014 were $12.3 million representing a decrease of $1.3 million, or 9.8%, from $13.6 million at December 31, 2013.  From December 31, 2013 to December 31, 2014, nonaccrual loans decreased $4.0 million, or 49.4%, to $4.1 million.  Of this total, 49.2% are residential real estate loans, 17.5% are construction loans, 16.5% are commercial real estate loans, 10.2% are commercial loans, and 6.6% are loans to individuals.  OREO increased $1.0 million, or 139.4%, to $1.7 million from December 31, 2013 to December 31, 2014.  We are actively marketing all properties and none are being held for investment purposes.  Restructured loans increased $2.0 million, or 51.1%, to $5.9 million.  Repossessed assets decreased $336,000, or 37.3%, to $565,000 at December 31, 2014 from $901,000 at December 31, 2013. Included in total nonperforming assets are $7.2 million of loans classified as troubled debt restructurings at December 31, 2014 and $5.3 million at December 31, 2013.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS Years Ended December 31,
	2014 (1)	2013	2012	2011	2010
Accruing Loans Past Due More Than 90 Days:
Real Estate	$—	$—	$—	$—	$—
Loans to Individuals	4	3	15	5	7
Commercial	—	—	—	—	—
	4	3	15	5	7
Loans on Nonaccrual:
Real Estate	3,408	3,506	5,774	7,037	8,511
Loans to Individuals	272	3,520	2,728	1,909	4,214
Commercial	416	1,062	1,812	1,353	1,799
	4,096	8,088	10,314	10,299	14,524
Restructured Loans:
Real Estate	4,542	2,399	2,135	762	36
Loans to Individuals	38	423	632	1,206	2,243
Commercial	595	307	231	141	41
Municipal	699	759	—	—	—
	5,874	3,888	2,998	2,109	2,320

Total Nonperforming Loans	9,974	11,979	13,327	12,413	16,851
Other Real Estate Owned	1,738	726	686	453	220
Repossessed Assets	565	901	704	322	638
Total Nonperforming Assets	$12,277	$13,606	$14,717	$13,188	$17,709
Nonperforming Assets to Total Assets	0.26%	0.39%	0.45%	0.40%	0.59%
Nonperforming Assets to Total Loans	0.56	1.01	1.17	1.21	1.64
Nonaccrual Loans to Total Loans	0.19	0.60	0.82	0.95	1.35
Loans 90 Days Past Due to Total Loans	—	—	—	—	—

(1)	Excludes purchased credit impaired loans measured at fair value at acquisition of OABC.

Nonperforming assets at December 31, 2014, as a percentage of total assets decreased to 0.26% from the previous year and as a percentage of loans decreased to 0.56%. Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2014, in the opinion of management, we had $1.1 million of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

Prior to 2014, the restructured loans to individuals referred to in the preceding table are primarily SFG loans which have had payment extensions or whose maturity has extended due to late payments on the contract.  Those loans continued to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

	December 31, 2014
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$7,920	$177	$7,743
Commercial Loans	1,011	242	769
Municipal Loans	699	14	685
Loans to Individuals	310	103	207
Total	$9,940	$536	$9,404

	December 31, 2013
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$5,874	$337	$5,537
Commercial Loans	1,369	240	1,129
Municipal Loans	759	15	744
Loans to Individuals	3,943	1,950	1,993
Total	$11,945	$2,542	$9,403

At December 31, 2014 and 2013, there were no impaired loans included above without a valuation allowance.

For the years ended December 31, 2014 and 2013, the average recorded investment in impaired loans was approximately $11.0 million and $12.0 million, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $365,000, $642,000 and $572,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $663,000 for the year ended December 31, 2014 and $1.3 million for both years ended December 31, 2013 and 2012.

SECURITIES ACTIVITY

Our securities portfolio plays a primary role in management of our interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.
We account for debt and equity securities as follows:
•Held to Maturity (“HTM”).  Debt securities that management has the current intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
•Available for Sale (“AFS”).  Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value.  Fair value is determined using quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.  Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.
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
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2014, the securities portfolio as a percentage of total assets was 44.4% which was slightly less than loans, which were 45.4% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
The following tables set forth the carrying amount of investment securities and MBS at December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
Available for Sale:	2014	2013	2012
Investment Securities:
U.S. Treasury	$14,906	$—	$—
U.S. Government Agency Debentures	4,828	10,129	60,863
State and Political Subdivisions	267,684	314,074	545,688
Other Stocks and Bonds	13,239	13,226	11,156
Other Equity Securities	6,049	—	—
Mortgage-backed Securities: (1)
Residential	964,298	772,085	806,360
Commercial	177,704	68,173	—
Total	$1,448,708	$1,177,687	$1,424,067

	December 31,
Held to Maturity:	2014	2013	2012
Investment Securities:
State and Political Subdivisions	$388,823	$391,552	$1,009
Mortgage-backed Securities: (1)
Residential	52,217	74,030	245,538
Commercial	201,279	201,539	—
Total	$642,319	$667,121	$246,547

  (1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs and Collateralized Mortgage Obligation (“CMOs”) and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2014, all of our MBS were collateralized by U.S. Government agencies or GSEs.
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
During 2014, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile MBS and replaced them with primarily shorter duration municipal securities.  The sale of these securities resulted in a gain on the sale of available for sale securities of $2.8 million.  There can be no assurance that the level of security gains reported during the year ended December 31, 2014, will continue in future periods.
The combined investment securities, MBS, and FHLB stock and other investments portfolio increased to $2.13 billion at December 31, 2014, compared to $1.88 billion at December 31, 2013, an increase of $254.0 million, or 13.5%.  This increase is primarily a result of an increase in MBS of $279.7 million, or 25.1% due to the acquisition of OABC which was partially offset by a $34.2 million, or 4.8%, decrease in our ownership of securities issued by US Treasuries and state and political subdivisions during 2014 when compared to 2013.
During 2013, the interest rate yield curve gradually became steeper during the second half of the year while at the same time credit and volatility spreads continued to tighten. We used this environment to reposition a portion of our securities portfolio. MBS increased during 2013 because, as long-term interest rates began to increase during May 2013, we began to purchase certain lower dollar MBS with limited extension risk that would perform favorably if prepayments slowed. As interest rates continued to increase prepayments on MBS continued to slow providing additional opportunities to purchase MBS during the later half of 2013.  We also increased our tax-free municipal security portfolio during 2013. All of our municipal security purchases were Texas credits. As we increased the municipal portfolio we purchased higher coupon municipal securities and we sold many of our lower coupon longer duration municipal securities to lower the overall duration of this portfolio and increase the overall coupon.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2014 was $2.11 billion, which represented a net unrealized gain as of that date of $28.9 million.  The net unrealized gain was comprised of $48.3 million in unrealized gains and $19.4 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2014 was $1.45 billion, which represented a net unrealized gain as of that date of $20.7 million.  The net unrealized gain was comprised of $22.6 million of unrealized gains and $1.9 million of unrealized losses.  The $1.9 million of unrealized losses is primarily resulting from our investment securities issued by state and political subdivisions and residential MBS. Net unrealized gains and losses on securities transferred to HTM from AFS are included as a component of shareholder's equity on the consolidated balance sheet. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
During the second quarter of 2013, the Company transferred CMBS with a fair value of $57.9 million and state and political subdivision securities with a fair value of $232.2 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $3.2 million ($2.1 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. During the third quarter of 2013, the Company transferred additional CMBS with a fair value of $72.9 million and state and political subdivision securities with a fair value of $89.8 million from AFS to HTM. The net unrealized loss on the securities transferred from AFS to HTM in the third quarter was $15.2 million ($9.8 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. There were no securities transferred from AFS to HTM during 2014 or 2012.  There were no sales from the HTM portfolio during the years ended December 31, 2014, 2013 or 2012.  There were $642.3 million and $667.1 million of securities classified as HTM at December 31, 2014 and 2013, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2014 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasuries	$—	—	$9,935	1.64%	$4,971	2.03%	$—	—
U.S. Government Agency Debentures	—	—	—	—	4,828	2.66%	—	—
State and Political Subdivisions	4,053	5.94%	9,894	5.02%	34,991	4.80%	218,746	5.42%
Other Stocks and Bonds	326	1.82%	9,892	1.65%	3,021	1.23%	—	—
Other Equity Securities	6,049	2.19%	—	—	—	—	—	—
Mortgage-backed Securities:
Residential	19	3.00%	5,048	2.88%	85,540	2.15%	873,691	2.25%
Commercial	—	—	5,460	1.83%	172,244	2.69%	—	—
Total	$10,447	3.63%	$40,229	2.66%	$305,595	2.75%	$1,092,437	2.88%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$—	—	$2,889	0.46%	$33,351	4.11%	$352,583	5.63%
Mortgage-backed Securities:
Residential	56	3.38%	3,671	4.47%	22,346	3.32%	26,144	5.00%
Commercial	—	—	—	—	195,485	2.94%	5,794	3.00%
Total	$56	3.38%	$6,560	2.72%	$251,182	3.13%	$384,521	5.55%

At December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
Deposits provide us with our primary source of funds.  The increase of $846.6 million, or 33.5%, in total deposits during 2014 contributed to the increase in the loans portfolio. Deposits increased during 2014 primarily due to the OABC merger and to a lesser extent branch expansion and increased market penetration.  During 2014, our public fund deposits decreased $815,000 to $861.9 million at December 31, 2014 from $862.8 million at December 31, 2013.  At December 31, 2014, brokered CDs reflected a decrease of approximately $31.0 million when compared to December 31, 2013. Deposits, net of brokered deposits, at December 31, 2014, increased $877.6 million, or 35.5%, when compared to December 31, 2013.  Time deposits, including brokered CDs, increased a total of $181.8 million, or 27.6%, during 2014 when compared to 2013.  Noninterest bearing demand deposits increased $131.1 million, or 24.7%, during 2014.  Interest bearing demand deposits increased $417.3 million, or 34.0%, and saving deposits increased $116.4 million, or 105.9%, during 2014.  The latter three categories, which are considered the lowest cost deposits, comprised 75.1% of total deposits at December 31, 2014 compared to 73.9% at December 31, 2013.
The following table sets forth deposits by category at December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Noninterest Bearing Demand Deposits	$661,014	$529,897	$595,093
Interest Bearing Demand Deposits	1,646,155	1,228,841	1,008,348
Savings Deposits	226,276	109,873	103,839
Time Deposits	840,972	659,197	644,617
Total Deposits	$3,374,417	$2,527,808	$2,351,897

During the year ended December 31, 2014, total time deposits of $100,000 or more increased $104.8 million, or 22.0%, to $581.4 million from $476.6 million at December 31, 2013.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total
Three months or less	$81,471	$28,000	$109,471	$63,279	$25,000	$88,279
Over three to six months	67,504	21,000	88,504	71,399	19,500	90,899
Over six to twelve months	173,765	7,000	180,765	151,773	7,000	158,773
Over twelve months	202,630	—	202,630	138,631	—	138,631
Total	$525,370	$56,000	$581,370	$425,082	$51,500	$476,582

At December 31, 2014, we had $23.4 million in brokered CDs that represented 0.7% of our deposits.  Our brokered CDs at December 31, 2014 have maturities of less than five years and are reflected in the CDs under $100,000 category.  At December 31, 2013, we had $54.4 million in brokered CDs and at December 31, 2012, we had $19.5 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, increased $227.3 million, or 305.9%, during 2014 when compared to 2013 primarily due to the acquisition of OABC.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal funds purchased and repurchase agreements
Balance at end of period	$4,237	$859	$984
Average amount outstanding during the period (1)	1,886	861	1,770
Maximum amount outstanding during the period (2)	4,237	859	2,704
Weighted average interest rate during the period (3)	0.2%	0.4%	1.4%
Interest rate at end of period	1.4%	0.4%	0.4%

FHLB advances
Balance at end of period	$297,368	$73,445	$150,985
Average amount outstanding during the period (1)	62,240	196,426	282,741
Maximum amount outstanding during the period (2)	297,368	310,070	440,246
Weighted average interest rate during the period (3)	0.9%	0.9%	2.2%
Interest rate at end of period	0.4%	0.2%	3.7%

Other obligations
Balance at end of period	$—	$—	$219
Average amount outstanding during the period (1)	—	219	219
Maximum amount outstanding during the period (2)	—	219	219
Weighted average interest rate during the period (3)	—	7.6%	8.0%
Interest rate at end of period	—	—	8.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
FHLB Advances (1)
Varying maturities to 2028	$600,052	$499,349

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$660,363	$559,660

(1)	At December 31, 2014, the weighted average cost of these advances was 1.3%.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1951% through March 30, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.5326% through January 29, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.4906% through March 15, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0329% through February 22, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances increased $100.7 million, or 20.2%, during 2014 to $600.1 million when compared to $499.3 million in 2013.  The increase was the result of the $127.1 million of long-term FHLB advances acquired in the merger with OABC during 2014.

During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  In order to obtain these commitments from the FHLB, we paid fees of $10.95 million. During 2011, the value of the FHLB advance option fees became impaired. During 2012, the FHLB advance option fees were fully impaired, and we recorded impairment charges of $2.0 million in our income statement. For the years ended December 31, 2014 and 2013, there were no impairment charges recorded in our income statement, and there was no remaining carrying value recorded in our balance sheet.

Long-term debt was $60.3 million at December 31, 2014 and 2013. Long-term debt consists of $56.7 million of our junior subordinated debentures issued in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV, V and $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2014 of $425.2 million increased 63.9%, or $165.7 million, from December 31, 2013 and represented 8.8% of total assets at December 31, 2014 compared to 7.5% at December 31, 2013.

The increase in shareholders' equity at December 31, 2014 was primarily the result of the issuance of $151.3 million in common stock (5,168,138 shares) in connection with the OABC acquisition and to a lesser extent, $20.8 million of net income for 2014, $1.2 million in common stock (40,142 shares) through our dividend reinvestment plan, a decrease of $5.5 million in accumulated other comprehensive loss, which was partially offset by $17.9 million in cash dividends paid. The decrease in accumulated other comprehensive loss is composed of an increase of $14.9 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 4 – Accumulated Other Comprehensive (Loss) Income”) and a decrease of $9.4 million, net of tax, related to the change in the funded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2014, that we meet all capital adequacy requirements to which we are subject.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%

(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework will change as a result of the Dodd-Frank Act and as a result of a separate international regulatory capital initiative known as “Basel III.”

The table below summarizes our key equity ratios for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Return on Average Assets	0.60%	1.22%	1.05%
Return on Average Shareholders' Equity	7.24%	16.50%	12.83%
Dividend Payout Ratio – Basic	88.07%	41.55%	60.99%
Dividend Payout Ratio – Diluted	88.07%	41.55%	60.99%
Average Shareholders' Equity to Average Total Assets	8.27%	7.39%	8.17%

ACCOUNTING PRONOUNCEMENTS

See “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report.

EFFECTS OF INFLATION

Our consolidated financial statements, and their related notes, have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike many industrial companies, nearly all of our assets and liabilities are monetary.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.  Inflation can affect the amount of money customers have for deposits, as well as ability to repay loans.

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2014, these investments were 12.9% of total assets, as compared with 14.1% for December 31, 2013, and 18.6% for December 31, 2012.  The decrease to 12.9% at December 31, 2014 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB -The Independent Bankers Bank, respectively.  There were no federal funds purchased at December 31, 2014.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit. At December 31, 2014, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $756.7 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

We had outstanding unused commitments to extend credit of $373.3 million and $156.2 million at December 31, 2014 and 2013, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2014 and 2013 were $14.4 million and $13.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.2 million and $5.9 million at December 31, 2014 and 2013, respectively.

The scheduled maturities of unused commitments as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Unused commitments:
Due in one year or less	$168,208	$110,210
Due after one year	205,047	46,032
Total	$373,255	$156,242

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2014, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Long-term debt, including current maturities (1)	$—	$—	$—	$60,311	$60,311
FHLB advances (2)	298,416	419,615	117,645	61,744	897,420
Operating leases (3)	2,038	2,981	1,760	770	7,549
Deferred compensation agreements (4)	591	941	641	4,431	6,604
Time deposits (5)	531,203	211,803	93,915	4,051	840,972
Securities purchased not paid for	5,982	—	—	—	5,982
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	$838,230	$635,340	$213,961	$131,307	$1,818,838

(1)  The total balance of long-term debt was $60.3 million at December 31, 2014.  The scheduled maturities and interest rates were as follows:

•Floating rate debt of $20.6 million with a scheduled maturity of 2033, was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.1951% through March 30, 2015.
•Floating rate debt of $23.2 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 130 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 1.5326% through January 29, 2015.
•Floating rate debt of $12.9 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 225 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.4906% through March 15, 2015.
•Floating rate debt of $3.6 million with a scheduled maturity of 2035, was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis. The rate of interest associated with this debt is 2.0329% through February 22, 2015.

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2015 through 2028, with interest rates ranging from 0.1% to 6.8% with a total balance of $897.4 million at December 31, 2014.

(3)  We had various operating leases for our office machines that total $256,000 and expire on or before the end of 2018.  In addition, we have operating leases totaling $7.3 million on our retail branch locations, loan production offices and full service branch locations which have future commitments of up to nine years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $6.6 million.  Payments from the agreements are to commence at the time of retirement or death.  As of December 31, 2014, $2.0 million in payments had been made from such agreements.  Of the 18 officers included in the agreements, payments have commenced to six executives and/or their beneficiaries. In addition, one active officer was eligible for retirement at December 31, 2014.  Three officers become eligible in the years 2015 through 2019.  The remaining eight officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the eligible officer at December 31, 2014 and the retirement of the eligible officers in years 2015 through 2019.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had $23.4 million of brokered CDs at December 31, 2014 with maturity dates ranging from 2015 through 2019 and coupons ranging from 0.9% to 1.5%.

We do not expect to make a contribution to our defined benefit plan during 2015.  We do expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.34% and 2.29%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.43% and 3.25%, respectively, relative to the base case over the next 12 months.  As of December 31, 2013, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 5.86% and 8.42%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.69% and 4.15%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company's management, including the Company's CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. was acquired in a purchase business combination on December 17, 2014 and is included in the 2014 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries. OmniAmerican Bancorp, Inc. constituted $1.4 billion and $298.3 million of total and net assets, respectively, as of December 31, 2014.
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
March 12, 2015

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Southside Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. was acquired in a purchase business combination on December 17, 2014 and is included in the 2014 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries. OmniAmerican Bancorp, Inc. constituted $1.4 billion and $298.3 million of total and net assets, respectively, as of December 31, 2014. Our audit of internal control over financial reporting of Southside Bancshares, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of OmniAmerican Bancorp, Inc.

In our opinion, Southside Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries and our reported dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 12, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

•	Consolidated Balance Sheets as of December 31, 2014 and 2013.

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Cash Flow for the years ended December 31, 2014, 2013 and 2012.

•	Notes to Consolidated Financial Statements.
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

SOUTHSIDE BANCSHARES, INC.

DATE:	March 12, 2015	BY:	/s/ Sam Dawson
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	March 12, 2015	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	March 12, 2015	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

		Chairman of the Board	March 12, 2015
	(Joe Norton)	and Director

/s/	John (Bob) Garrett	Vice Chairman of the Board	March 12, 2015
	John (Bob) Garrett	and Director

/s/	B.G. Hartley	Chairman Emeritus	March 12, 2015
	(B. G. Hartley)	and Director

/s/	Sam Dawson	President, Chief Executive Officer	March 12, 2015
	(Sam Dawson)	and Director

/s/	Lawrence Anderson	Director	March 12, 2015
(Lawrence Anderson)

/s/	S. Elaine Anderson	Director	March 12, 2015
(S. Elaine Anderson)

/s/	Herbert C. Buie	Director	March 12, 2015
(Herbert C. Buie)

/s/	Alton Cade	Director	March 12, 2015
(Alton Cade)

/s/	Patricia A. Callan	Director	March 12, 2015
(Patricia A. Callan)

/s/	Pierre de Wet	Director	March 12, 2015
(Pierre de Wet)

/s/	Melvin B. Lovelady	Director	March 12, 2015
(Melvin B. Lovelady)

/s/	Paul W. Powell	Director	March 12, 2015
(Paul W. Powell)

/s/	William Sheehy	Director	March 12, 2015
(William Sheehy)

/s/	Preston L. Smith	Director	March 12, 2015
(Preston L. Smith)

/s/	Don W. Thedford	Director	March 12, 2015
(Don W. Thedford)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southside Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 12, 2015

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2014	December 31, 2013

ASSETS
Cash and due from banks	$64,001	$45,624
Interest bearing deposits	20,654	8,807
Total cash and cash equivalents	84,655	54,431
Investment securities:
Available for sale, at estimated fair value	306,706	337,429
Held to maturity, at carrying value (estimated fair value of $400,248 and $377,383, respectively)	388,823	391,552
Mortgage-backed securities:
Available for sale, at estimated fair value	1,142,002	840,258
Held to maturity, at carrying value (estimated fair value of $261,339 and $271,836, respectively)	253,496	275,569
FHLB stock, at cost	39,942	34,065
Other investments, at cost	3,929	2,065
Loans held for sale	2,899	151
Loans:
Loans	2,181,133	1,351,273
Less: Allowance for loan losses	(13,292)	(18,877)
Net loans	2,167,841	1,332,396
Premises and equipment, net	112,860	52,060
Goodwill	91,372	22,034
Other intangible assets, net	8,844	178
Interest receivable	22,436	21,973
Deferred tax asset, net	12,707	18,415
Unsettled trades to sell securities	57,202	3,933
Bank owned life insurance	92,384	46,008
Other assets	19,163	13,146
TOTAL ASSETS	$4,807,261	$3,445,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$661,014	$529,897
Interest bearing	2,713,403	1,997,911
Total deposits	3,374,417	2,527,808
Short-term obligations:
Federal funds purchased and repurchase agreements	4,237	859
FHLB advances	297,368	73,445
Total short-term obligations	301,605	74,304
Long-term obligations:
FHLB advances	600,052	499,349
Long-term debt	60,311	60,311
Total long-term obligations	660,363	559,660
Unsettled trades to purchase securities	5,982	973
Other liabilities	39,651	23,400
TOTAL LIABILITIES	4,382,018	3,186,145

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 16)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 26,578,127 shares issued in 2014 and 20,386,221 shares issued in 2013)	33,223	25,483
Paid-in capital	389,886	214,091
Retained earnings	55,396	78,673
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(15,570)	(21,037)
TOTAL SHAREHOLDERS' EQUITY	425,243	259,518
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,807,261	$3,445,663
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest income
Loans	$70,598	$72,910	$69,462
Investment securities – taxable	615	799	519
Investment securities – tax-exempt	24,038	25,483	13,644
Mortgage-backed securities	28,207	20,085	32,118
FHLB stock and other investments	181	182	240
Other interest earning assets	139	143	37
Total interest income	123,778	119,602	116,020
Interest expense
Deposits	7,953	8,179	10,841
Short-term obligations	624	1,875	6,340
Long-term obligations	8,379	7,914	9,714
Total interest expense	16,956	17,968	26,895
Net interest income	106,822	101,634	89,125
Provision for loan losses	14,938	8,879	10,736
Net interest income after provision for loan losses	91,884	92,755	78,389
Noninterest income
Deposit services	15,280	15,560	15,433
Net gain on sale of securities available for sale	2,830	8,472	17,966
Loss on sale of securities carried at fair value through income	—	—	(498)
FHLB advance option impairment charges	—	—	(2,031)
Impairment of investment in SFG Finance, LLC	(2,755)	—	—
Gain on sale of loans	323	770	1,119
Trust income	3,145	3,024	2,794
Bank owned life insurance income	1,334	3,122	1,110
Other	4,332	4,297	4,128
Total noninterest income	24,489	35,245	40,021
Noninterest expense
Salaries and employee benefits	60,821	52,054	48,084
Occupancy expense	7,259	7,539	7,498
Advertising, travel & entertainment	2,219	2,642	2,463
ATM and debit card expense	1,331	1,328	1,063
Professional fees	7,827	2,782	2,928
Software and data processing expense	4,629	2,018	519
Telephone and communications	1,222	1,529	1,665
FDIC insurance	1,765	1,713	1,744
FHLB prepayment fees	539	1,048	—
Other	10,092	9,060	10,143
Total noninterest expense	97,704	81,713	76,107
Income before income tax expense	18,669	46,287	42,303
Income tax (benefit) expense	(2,164)	5,097	7,608
Net income	$20,833	$41,190	$34,695

Earnings per common share – basic	$1.09	$2.19	$1.82
Earnings per common share – diluted	$1.09	$2.19	$1.82
Dividends paid per common share	$0.96	$0.91	$1.11
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$20,833	$41,190	$34,695
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities during the period	24,338	(50,518)	7,859
Change in net unrealized loss on securities transferred to held to maturity	1,405	471	—
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	(10)	181
Reclassification adjustment for gain on sale of available for sale securities, included in net income	(2,830)	(8,472)	(17,966)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	42	181
Amortization of net actuarial loss, included in net periodic benefit cost	1,042	2,787	2,022
Amortization of prior service credit, included in net periodic benefit cost	(14)	(43)	(43)
Prior service cost adjustment due to plan amendments	43	(357)	—
Change in net actuarial (loss) gain	(15,574)	19,215	(10,362)
Other comprehensive income (loss), before tax	8,410	(36,885)	(18,128)
Income tax (expense) benefit related to other items of comprehensive income	(2,943)	12,910	6,345
Other comprehensive income (loss), net of tax	5,467	(23,975)	(11,783)
Comprehensive income	$26,300	$17,215	$22,912

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

					Accu-
					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Total Equity
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$258,927
Net Income			34,695			34,695
Other comprehensive loss					(11,783)	(11,783)
Issuance of common stock (94,134 shares)	118	1,756				1,874
Purchase of common stock (355,500 shares)				(7,416)		(7,416)
Stock compensation expense		511				511
Tax benefit related to stock awards		44				44
Net issuance of common stock under employee stock plans	10	75	(90)			(5)
Cash dividends paid on common stock ($1.11 per share)			(19,084)			(19,084)
Stock dividend declared	1,034	16,425	(17,459)			—
Balance at December 31, 2012	24,308	195,602	70,708	(35,793)	2,938	257,763
Net Income			41,190			41,190
Other comprehensive loss					(23,975)	(23,975)
Issuance of common stock (57,675 shares)	72	1,324				1,396
Purchase of common stock (90,300 shares)				(1,899)		(1,899)
Stock compensation expense		911				911
Tax benefit related to stock awards		65				65
Net issuance of common stock under employee stock plans	38	194	(77)			155
Cash dividends paid on common stock ($0.91 per share)			(16,088)			(16,088)
Stock dividend declared	1,065	15,995	(17,060)			—
Balance at December 31, 2013	25,483	214,091	78,673	(37,692)	(21,037)	259,518
Net Income			20,833			20,833
Other comprehensive income					5,467	5,467
Issuance of common stock (40,142 shares)	50	1,163				1,213
Net issuance of common stock in connection with the acquisition of OmniAmerican Bancorp, Inc. (5,168,138 shares)	6,460	144,832				151,292
Stock compensation expense		1,086				1,086
Tax (expense) benefit related to stock awards		(76)				(76)
Net issuance of common stock under employee stock plans	106	1,094	(126)			1,074
Cash dividends paid on common stock ($0.96 per share)			(17,919)			(17,919)
Impairment of investment in SFG Finance, LLC.		2,755				2,755
Stock dividend declared	1,124	24,941	(26,065)			—
Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$20,833	$41,190	$34,695
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,268	3,669	3,606
Amortization of premium	20,644	29,566	45,926
Accretion of discount and loan fees	(3,275)	(5,676)	(4,746)
Provision for loan losses	14,938	8,879	10,736
Stock compensation expense	1,086	911	511
Deferred tax benefit	(925)	(1,386)	(1,233)
Tax expense (benefit) related to stock awards	72	(65)	(11)
Loss on sale of securities carried at fair value through income	—	—	498
Net gain on sale of securities available for sale	(2,830)	(8,472)	(17,966)
Impairment of investment in SFG Finance, LLC.	2,755	—	—
FHLB advance option impairment charges	—	—	2,031
Loss (gain) on premises and equipment	14	8	(1)
Impairment on other real estate owned	—	100	28
Loss (gain) on other real estate owned	137	(59)	(19)
Net change in:
Interest receivable	2,512	(3,037)	490
Other assets	(5,573)	(9,310)	(90)
Interest payable	(99)	(444)	(886)
Other liabilities	4,477	182	(3,952)
Loans originated for sale	(2,000)	3,450	(49)
Net cash provided by operating activities	56,034	59,506	69,568

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	—	(140,861)	—
Maturities, calls and principal repayments	21,889	168,673	113,086
Securities available for sale:
Purchases	(803,163)	(1,499,307)	(1,807,157)
Sales	650,391	826,735	1,004,315
Maturities, calls and principal repayments	272,073	379,661	362,887
Securities carried at fair value through income:
Purchases	—	—	(57,606)
Sales	—	—	675,255
Maturities, calls and principal repayments	—	—	25,279
Proceeds from redemption of FHLB stock	12,872	5,819	18,572
Purchases of FHLB stock and other investments	(4,915)	(11,995)	(12,592)
Net loans originated	(158,572)	(99,446)	(186,814)
Proceeds from sale of SFG loans	67,575	—	—
Net cash paid in acquisition	(127,020)	—	—
Purchases of premises and equipment	(5,162)	(5,662)	(3,109)
Proceeds from sales of premises and equipment	8	—	24
Proceeds on bank owned life insurance	—	4,165	—
Proceeds from sales of other real estate owned	535	480	567
Proceeds from sales of repossessed assets	6,199	3,935	4,453
Net cash (used in) provided by investing activities	(67,290)	(367,803)	137,160

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$105,971	$161,331	$267,513
Net (decrease) increase in certificates of deposit	(60,718)	14,551	(237,848)
Net increase (decrease) in federal funds purchased and repurchase agreements	1,378	(125)	(1,961)
Proceeds from FHLB advances	7,102,277	20,739,951	16,010,884
Repayment of FHLB advances	(7,091,125)	(20,687,239)	(16,113,337)
Tax (expense) benefit related to stock awards	(72)	65	44
Net issuance of common stock under employee stock plan	1,074	155	(5)
Purchase of common stock	—	(1,899)	(7,416)
Proceeds from the issuance of common stock	1,213	1,396	1,874
Cash dividends paid	(17,919)	(16,088)	(19,084)
Payments for other financing activities	(599)	—	—
Net cash provided by (used in) financing activities	41,480	212,098	(99,336)

Net increase (decrease) in cash and cash equivalents	30,224	(96,199)	107,392
Cash and cash equivalents at beginning of period	54,431	150,630	43,238
Cash and cash equivalents at end of period	$84,655	$54,431	$150,630

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$17,055	$18,412	$27,781
Income taxes paid	$4,300	$4,000	$11,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$5,211	$5,793	$5,659
Transfer of available for sale securities to held to maturity securities	$—	$452,884	$—
Adjustment to pension liability	$14,503	$(21,602)	$8,383
5% stock dividend	$26,065	$17,060	$17,459
Unsettled trades to purchase securities	$(5,982)	$(973)	$(10,047)
Unsettled trades to sell securities	$57,202	$3,933	$—
Common stock issued in acquisition	$151,891	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), and our nonbank subsidiaries, are summarized below.

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

On March 20, 2014 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 10, 2014, payable on May 1, 2014. On March 28, 2013 our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2013, payable on May 9, 2013. All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends.

We offer a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates. Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

Business Combinations. Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Costs related to the acquisition are expensed as incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. The accounting policy for goodwill and intangible assets is summarized in this note under the heading "Goodwill and Other Intangibles."

Acquired loans (non-impaired and impaired) are initially measured at fair value as of the acquisition date. The fair value estimates for acquired loans are based on the estimate of expected cash flows, both principal and interest and prepayments, discounted at prevailing market interest rates. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

We evaluate acquired loans for impairment in accordance with the provisions of ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. Expected cash flows at the acquisition date in excess of the fair value of the loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as nonaccrual or nonperforming as they are considered to be performing under the provisions of ASC 310-30. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loan loss.

For acquired non-impaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the loan's remaining contractual life using the level yield method.

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

Cash on hand or on deposit with the Federal Reserve Bank of $13.4 million and $14.6 million was required to meet regulatory reserves and clearing requirements at December 31, 2014 and 2013, respectively.

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

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the funded status of defined benefit retirement plans and the noncredit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 4 - Accumulated Other Comprehensive (Loss) Income.”

Loans.  All loans are stated at principal outstanding net of unearned discount and other deferred expenses or fees.  Interest income on loans is recognized using the level yield method or simple interest method.  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Substantially all of our impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

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

Other Real Estate Owned and Foreclosed Assets.  Other Real Estate Owned (“OREO”) includes real estate acquired in full or partial settlement of loan obligations.  OREO is initially carried at the fair value of the collateral net of estimated selling costs.  Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses.  Any subsequent reduction in fair value net of estimated selling costs is charged to noninterest expense. Costs of maintaining and operating foreclosed properties are expensed as incurred and included in other expense in our income statement.  Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

Other foreclosed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, by charging the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets. Expenses from operations and changes in the valuation allowance are included in noninterest expense.

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

Available for Sale (“AFS”).  Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value with changes recorded in other comprehensive income.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

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

Premiums are amortized and discounts are accreted to maturity, or in the case of mortgage-backed securities ("MBS"), over the estimated life of the security, using the level yield interest method. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method.

Securities with Limited Marketability. Securities with limited marketability, such as stock in the FHLB, are carried at cost and assessed for other-than-temporary impairment.

Fair Value Option. We elect the fair value option for MBS purchased at a significant premium.

Premises and Equipment.  Land is carried at cost. Bank premises and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed on a straight line basis over the estimated useful lives of the related assets.  Useful lives are estimated to be 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements.  Maintenance and repairs are charged to expense as incurred while major improvements and replacements are capitalized.

Bank-Owned Life Insurance.  The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

Goodwill and Other Intangibles.  Intangible assets consist primarily of core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. If any such impairment is determined, a write-down is recorded.

We measured our goodwill for impairment at December 31, 2014.  At December 31, 2014, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2014 and we had no cumulative goodwill impairment.

For the years ended December 31, 2014, 2013 and 2012, amortization expense related to our core deposit intangible was $187,000, $146,000, and $198,000, respectively.

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

Revenue Recognition: The following summarizes our revenue recognition policies as they relate to certain noninterest income line items in the consolidated statements of income.

Service charges on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts.

Trust income includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and are based on either the market value of the assets managed or the services provided.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $983,000 for the year ended December 31, 2014. Advertising expense for the years ended December 31, 2013 and 2012 was $1.3 million and $1.1 million, respectively.

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
Share Based Awards.  Share-based compensation transactions are recognized as compensation cost in the income statement based on their fair values on the date of the grant and recorded over the vesting period.
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
Accounting Pronouncements:
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the property upon completion of the foreclosure; or (ii) the borrower conveying all interest in the property to the creditor to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; or (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 with early adoption permitted.  We early adopted ASU 2014-08 in the third quarter of 2014.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is not permitted.  We are in the process of reviewing the potential impact the adoption of this guidance will have on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings.  This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction.  ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is not permitted.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.”  This update affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S.  Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA).  The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met.  ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 with early adoption permitted under certain circumstances.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
2.    ACQUISITION
On December 17, 2014, we acquired 100% of the outstanding stock of OmniAmerican Bancorp, Inc. and its wholly-owned subsidiary OmniAmerican Bank (collectively, Omni) headquartered in Fort Worth, Texas. Omni operated 14 banking offices in Fort Worth, Texas and surrounding areas. We acquired Omni to further expand our presence in the growing Fort Worth market. The operations of Omni were merged into the Company as of the date of the acquisition. The results of Omni's operations for December 17 - December 31, 2014 are included in the consolidated financial statements and are not separately quantifiable subsequent to the business combination.
Pursuant to the merger agreement and our closing stock price on December 17, 2014 of $29.39, we issued 5.2 million shares of our common stock and paid $157.4 million in cash for all outstanding shares of OmniAmerican Bancorp stock and outstanding stock options.  In accordance with the merger agreement, each outstanding share of common stock of OmniAmerican Bancorp, Inc. was converted into (a) 0.4459 of a share of common stock of the Company and (b) $13.125 in cash (the "Per Share Merger Consideration"). Each Omni restricted stock award and stock option, whether vested or unvested, that was outstanding immediately prior to the effective time of the merger, was cancelled and converted to the right to receive the Per Share Merger Consideration in the case of the restricted stock awards or, in the case of the stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option. The consideration associated with the non-vested restricted awards and the unvested stock options is excluded from the total purchase consideration. The total merger consideration for the Omni merger was $298.3 million.
The fair value of assets acquired, excluding goodwill, totaled $1.36 billion, including total loans of $763.3 million and total investment securities of $428.4 million.  Total fair value of the liabilities assumed totaled $1.13 billion, including deposits of $801.3 million.  Goodwill represents consideration transferred in excess of the fair value of the net assets acquired.  As of December 31, 2014, the Company recognized $69.3 million in initial goodwill associated with the Omni merger.  The goodwill resulting from the acquisition represents the value expected from the opportunities to strategically grow our franchise in the greater Fort Worth market area and to enhance our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill is not expected to be deductible for tax purposes.
The Omni merger was accounted for using the purchase method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.  The components of the consideration paid are shown in the following table (in thousands).

Fair value of consideration transferred:
Common stock issued	$151,891
Cash	157,408
Less: Post-combination share-based compensation expense (1)	8,874
Reimbursement of contract cancellation fees	1,815
Non-compete agreements	300
Total consideration transferred	$298,310
(1) In connection with the merger, we recorded the unvested stock options and the non-vested restricted stock awards as a post-combination expense.

Estimated fair values of the assets acquired and liabilities assumed in the transaction as of the closing date of the transaction are shown in the following table (in thousands).

Cash, cash equivalents, and amounts due from banks	$21,214
Other investments	15,698
Securities available for sale	428,447
Loans held for sale	748
Loans	763,327
Property and equipment	58,928
Bank owned life insurance	44,964
Other assets	13,409
Core deposit intangible	8,570
Goodwill	69,338
Deposits	(801,327)
Short-term borrowings	(7,000)
Federal Home Loan Bank advances	(308,516)
Deferred tax liability, net	(3,244)
Other liabilities	(6,246)
$298,310

The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired "PCI"), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Omni’s historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which we considered to be level 3 fair value measurements. Deposit liabilities assumed in the acquisition of Omni were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. The acquisition date fair value assigned to FHLB advance borrowings was determined based on prepayment penalty quotes for these assumed FHLB advances, which we considered to be level 2 fair value measurements. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in “Note 12 - Fair Value Measurement”. The remaining acquisition date fair values represent either Level 2 fair value measurements (other investments, loans held for sale, and short term borrowings) or Level 3 fair value measurements (property and equipment and core deposit intangible).
We recognized a core deposit intangible of $8.6 million which will be amortized using an accelerated method over a 10 year period consistent with expected future cash flows.
For the year ended December 31, 2014, the Company incurred a total of pre-tax merger related expenses associated with the Omni merger of approximately $15.9 million which consisted of $4.4 million of legal and consulting fees and $2.6 million of software expenses due to canceling of contracts. These expenses were recognized in the consolidated statements of income in professional fees and software and data processing expense, respectively. In addition, approximately $8.9 million was immediately recognized as share-based compensation at closing as a result of the vesting provisions of the underlying awards. The share-based compensation expense is a component of salaries and employee benefits in the consolidated statements of income.
We incurred cost of $599,000 directly related to the issuance of the shares related to the merger which were offset against additional paid-in-capital in the consolidated statements of changes in equity. We also recorded non-compete agreements for $300,000 that will be amortized using the straight-line method over three years in conjunction with the merger.
Loans acquired with Omni were measured at fair value at the acquisition date with no carryover of any allowance for loan losses. Loans were segregated into those loans considered to be performing and those considered purchased credit impaired ("PCI"). PCI loans are loans acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that all contractually required cash flows would not be collected.
The table below details the PCI loan portfolio at acquisition date (in thousands):

Purchased Credit Impaired Loans at Acquisition Date
Contractually required principal and interest payments	$46,647
Nonaccretable difference	23,262
Cash flows expected to be collected	23,385
Accretable difference	1,898
Fair value of loans acquired with a deterioration of credit quality	$21,487

Acquired loans that were considered performing at acquisition date and therefore not subject to ASC 310-30 are shown below (in thousands):

	Fair Value at Acquisition Date	Contractual Amounts Receivable	Cash Flows Not Expected to be Collected at Acquisition Date (1)
Real Estate Loans:
Construction	$49,625	$56,877	$3,947
1-4 Family Residential	282,577	608,986	248,669
Other	152,087	190,920	15,692
Commercial Loans	59,007	72,583	8,602
Loans to Individuals	199,292	261,280	34,689
Total Loans	$742,588	$1,190,646	$311,599
(1) Cash flows not expected to be collected relate to estimated credit losses and expected prepayments.

Unaudited pro forma net income for the years ended December 31, 2014 and 2013 would have been $33.3 million and $38.8 million, respectively, and revenues would have been $209.0 million and $221.6 million for the same years, respectively, had the acquisition occurred as of January 1, 2013. We are still finalizing the integration plan and such costs related to integration are not reflected in these pro formas. As these plans are finalized, we may identify integration charges that are required to be recognized.

3. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Basic and Diluted Earnings:
Net Income	$20,833	$41,190	$34,695
Basic weighted-average shares outstanding:	19,072	18,768	19,105
Add: Stock options	94	40	13
Diluted weighted-average shares outstanding	19,166	18,808	19,118
Basic Earnings Per Share:
Net Income	$1.09	$2.19	$1.82
Diluted Earnings Per Share:
Net Income	$1.09	$2.19	$1.82

For the year ended December 31, 2014, there were approximately 9,000 antidilutive options. For the years ended December 31, 2013 and 2012 there were approximately 4,000 and 14,000 antidilutive options, respectfully.

4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Year Ended December 31, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	25,743	—	43	(15,574)	10,212
Reclassified from accumulated other comprehensive income	(2,830)	—	(14)	1,042	(1,802)
Income tax (expense) benefit	(8,019)	—	(10)	5,086	(2,943)
Net current-period other comprehensive income (loss), net of tax	14,894	—	19	(9,446)	5,467
Ending balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)

	Year Ended December 31, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(50,810)	753	(357)	19,215	(31,199)
Reclassified from accumulated other comprehensive income	(9,431)	1,001	(43)	2,787	(5,686)
Income tax benefit (expense)	21,085	(614)	140	(7,701)	12,910
Net current-period other comprehensive (loss) income, net of tax	(39,156)	1,140	(260)	14,301	(23,975)
Ending balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)

	Year Ended December 31, 2012
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$37,271	$(1,577)	$276	$(21,249)	$14,721
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	7,549	491	—	(10,362)	(2,322)
Reclassified from accumulated other comprehensive income	(17,966)	181	(43)	2,022	(15,806)
Income tax benefit (expense)	3,646	(235)	15	2,919	6,345
Net current-period other comprehensive income (loss), net of tax	(6,771)	437	(28)	(5,421)	(11,783)
Ending balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Year ended December 31,
	2014	2013	2012
Unrealized gains and losses on available for sale securities:
Realized gain on sale of securities (1)	$2,830	$8,472	$17,966
Impairment losses (2)	—	(42)	(181)
Total before tax	2,830	8,430	17,785
Tax expense	(991)	(2,951)	(6,225)
Net of tax	$1,839	$5,479	$11,560

Amortization of pension plan:
Net loss (3)	$(1,042)	$(2,787)	$(2,022)
Prior service credit (3)	14	43	43
Total before tax	(1,028)	(2,744)	(1,979)
Tax benefit	359	960	693
Net of tax	$(669)	$(1,784)	$(1,286)
Total reclassifications for the period, net of tax	$1,170	$3,695	$10,274

(1) Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(2) Included in other in noninterest income on the consolidated statements of income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 11 - Employee Benefits.”

5. SECURITIES

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of December 31, 2014 and 2013, are reflected in the tables below (in thousands):

	December 31, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasuries	$14,883	$30	$7	$14,906			$14,906
U.S. Government Agency Debentures	4,835	—	7	4,828			4,828
State and Political Subdivisions	260,535	8,055	906	267,684			267,684
Other Stocks and Bonds	13,086	153	—	13,239			13,239
Other Equity Securities	6,061	—	12	6,049			6,049
Mortgage-backed Securities: (1)
Residential	952,481	12,624	807	964,298			964,298
Commercial	176,112	1,743	151	177,704			177,704
Total	$1,427,993	$22,605	$1,890	$1,448,708			$1,448,708

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$393,525	$5,168	$9,870	$388,823	$12,181	$756	$400,248
Mortgage-backed Securities: (1)
Residential	52,287	—	70	52,217	2,871	—	55,088
Commercial	207,624	—	6,345	201,279	5,461	489	206,251
Total	$653,436	$5,168	$16,285	$642,319	$20,513	$1,245	$661,587

	December 31, 2013
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$11,612	$—	$1,483	$10,129			$10,129
State and Political Subdivisions	322,412	4,537	12,875	314,074			314,074
Other Stocks and Bonds	13,074	159	7	13,226			13,226
Mortgage-backed Securities: (1)
Residential	760,418	14,940	3,273	772,085			772,085
Commercial	71,262	220	3,309	68,173			68,173
Total	$1,178,778	$19,856	$20,947	$1,177,687			$1,177,687

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$396,549	$5,925	$10,922	$391,552	$1,207	$15,376	$377,383
Mortgage-backed Securities: (1)
Residential	74,129	—	99	74,030	3,923	—	77,953
Commercial	208,667	—	7,128	201,539	—	7,656	193,883
Total	$679,345	$5,925	$18,149	$667,121	$5,130	$23,032	$649,219

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

During the second quarter of 2013, the Company transferred commercial mortgage-backed securities with a fair value of $57.9 million and state and political subdivision securities with a fair value of $232.2 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $3.2 million ($2.1 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. During the third quarter of 2013, the Company transferred additional commercial mortgage-backed securities with a fair value of $72.9 million and state and political subdivision securities with a fair value of $89.8 million from AFS to HTM. The net unrealized loss on the securities transferred from AFS to HTM in the third quarter of 2013 was $15.2 million ($9.8 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. The net unrealized loss on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during 2014.

The following table represents the unrealized loss on securities for the years ended December 31, 2014 and 2013 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2014:
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasuries	$4,968	$7	$—	$—	$4,968	$7
U.S. Government Agency Debentures	4,828	7	—	—	4,828	7
State and Political Subdivisions	28,155	90	44,269	816	72,424	906
Other Equity Securities	6,049	12	—	—	6,049	12
Mortgage-backed Securities:
Residential	347,777	573	27,632	234	375,409	807
Commercial	21,103	54	10,116	97	31,219	151
Total	$412,880	$743	$82,017	$1,147	$494,897	$1,890

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$7,843	$31	$64,946	$725	$72,789	$756
Mortgage-backed Securities:
Commercial	—	—	44,144	489	44,144	489
Total	$7,843	$31	$109,090	$1,214	$116,933	$1,245

As of December 31, 2013:
AVAILABLE FOR SALE
Investment Securities:
U.S. Government Agency Debentures	$—	$—	$10,129	$1,483	$10,129	$1,483
State and Political Subdivisions	191,117	11,757	18,408	1,118	209,525	12,875
Other Stocks and Bonds	2,992	7	—	—	2,992	7
Mortgage-backed Securities:
Residential	126,965	3,266	1,351	7	128,316	3,273
Commercial	65,406	3,309	—	—	65,406	3,309
Total	$386,480	$18,339	$29,888	$2,608	$416,368	$20,947
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$283,667	$15,311	$1,705	$65	$285,372	$15,376
Mortgage-backed Securities:
Commercial	193,883	7,656	—	—	193,883	7,656
Total	$477,550	$22,967	$1,705	$65	$479,255	$23,032

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than temporarily impaired is warranted.   In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.   The majority of the unrealized loss positions are comprised of U.S. Agency MBS and highly rated municipal securities where the unrealized loss is a direct result of the change in interest rates and spreads. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss in AOCI are not other-than-temporarily impaired at December 31, 2014. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at December 31, 2014.

When it is determined that a decline in fair value of HTM and AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income.  The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities and resulted in an other-than-temporary impairment recorded on these securities since 2009. On December 13, 2013, management decided to sell AFS Other Stocks and Bonds, with a $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”) as a result of new guidance effective in 2014 as listed in Section 419 of the Dodd-Frank Act (Volcker Rule). Those securities were structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  The sale of these securities resulted in a loss of approximately $959,000 in 2013.  Until the final rules of the Volcker Rule were issued by the agencies on December 10, 2013 management did not intend to sell the securities and it was not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis.

The following table presents a roll forward of the credit losses recognized in earnings on these AFS debt securities held at the end of each of the years presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$—	$3,256	$3,075
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	—	42	181
Sales of credit impaired securities	—	(3,298)	—
Balance, end of period	$—	$—	$3,256

Interest income recognized on securities for the years presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. Treasury	$264	$17	$—
U.S. Government Agency Debentures	104	440	372
State and Political Subdivisions	24,077	25,620	13,697
Other Stocks and Bonds	208	205	94
Mortgage-backed Securities	28,207	20,085	32,118
Total interest income on securities	$52,860	$46,367	$46,281

Of the $2.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2014, there were $8.2 million in realized gains and approximately $5.4 million in realized losses.  Of the $8.5 million in net securities gains from the AFS portfolio for the year ended December 31, 2013, there were $14.9 million in realized gains and approximately $6.4 million in realized losses. Of the $18.0 million in net securities gains from the AFS portfolio for the year ended December 31, 2012, there were $18.5 million in realized gains and $572,000 in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2014, 2013 or 2012.

The amortized cost, carrying value, and fair value of securities at December 31, 2014, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2014
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$4,363	$4,379
Due after one year through five years	29,284	29,721
Due after five years through ten years	47,094	47,811
Due after ten years	212,598	218,746
	293,339	300,657
Mortgage-backed securities and other equity securities	1,134,654	1,148,051
Total	$1,427,993	$1,448,708

	December 31, 2014
	Carrying Value	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$—	$—
Due after one year through five years	2,889	2,884
Due after five years through ten years	33,351	33,763
Due after ten years	352,583	363,601
	388,823	400,248
Mortgage-backed securities	253,496	261,339
Total	$642,319	$661,587

Investment and MBS with book values of $1.12 billion and $1.14 billion were pledged as of December 31, 2014 and 2013, respectively, to collateralize FHLB advances, repurchase agreements and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2014	December 31, 2013
Real Estate Loans:
Construction	$243,486	$125,219
1-4 Family Residential	689,288	390,499
Other	485,226	262,536
Commercial Loans	235,356	157,655
Municipal Loans	257,492	245,550
Loans to Individuals	270,285	169,814
Total Loans (1)	2,181,133	1,351,273
Less: Allowance for Loan Losses	13,292	18,877
Net Loans	$2,167,841	$1,332,396
(1) Includes $763.3 million of loans acquired with the OmniAmerican acquisition as of December 17, 2014. These loans were measured at fair value at the acquisition date with no carryover of allowance for loan loss. We have not allocated any incremental allowance to these loans as of December 31, 2014 as we do not believe these loans have experienced further material credit deterioration since the date of acquisition.
Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2014 and 2013, these loans totaled $7.1 million and $5.5 million, respectively.  These loans represented 1.7% and 2.1% of shareholders' equity as of December 31, 2014 and 2013, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.
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
Loan pools purchased through SFG were subjected to a modeling system that considered credit scores and estimated collateral values to determine expected defaults in each pool.   SFG purchased loan pools of approximately $36.5 million, net of discount, during the nine months ended September 30, 2014. There have been no material loan pool purchases since August 2014 and there will be no additional loan pool purchases through SFG. For the year ended December 31, 2013, SFG purchased loan pools of approximately $73.0 million, net of discount.
On October 3, 2014, we announced that we intended to sell all of our subprime automobile loans purchased through SFG, as well as the repossessed assets held by SFG.  During the fourth quarter of  2014, the sale of the subprime automobile loans and repossessed assets held by SFG was completed.  As a result, the carrying amount of SFG loans totaling $70.3 million were sold and are therefore not included in our loan portfolio as of December 31, 2014.
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

•
Pass Watch (Rating 5) – Special Treatment Required – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified; however, particular attention must be accorded such credits due to characteristics such as:

◦	A lack of, or abnormally extended payment program;

◦	A heavy degree of concentration of collateral without sufficient margin;

◦	A vulnerability to competition through lesser or extensive financial leverage; and

◦	A dependence on a single or few customers or sources of supply and materials without suitable substitutes or alternatives.

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
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions, including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

The following table details activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals (1)	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	172	(514)	445	1,204	48	13,583	14,938
Loans charged off	(14)	(22)	—	(66)	—	(22,461)	(22,563)
Recoveries of loans charged off	156	81	8	171	—	1,624	2,040
Balance at end of period (2)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
(1) Of the  $22.5 million in charge-offs recorded in the Loans to Individuals category for the year ended December 31, 2014, approximately $7.1 million relate to the write-down of SFG loans to fair value in connection with the sale of the subprime automobile loans that was completed in the fourth quarter 2014.
(2) Loans acquired with the OmniAmerican acquisition were measured at fair value on December 17, 2014 and did not have an associated allowance as of December 31, 2014.

	Year Ended December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Other	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(290)	(40)	10	(909)	35	10,073	—	8,879
Distribution of other allowance	—	—	—	—	—	1,231	(1,231)	—
Loans charged off	—	(319)	(67)	(512)	—	(12,676)	—	(13,574)
Recoveries of loans charged off	77	91	339	233	—	2,247	—	2,987
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877

	Year Ended December 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Other	Total
Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	(345)	1,655	(608)	371	14	9,590	59	10,736
Loans charged off	(41)	(239)	(159)	(402)	—	(10,188)	—	(11,029)
Recoveries of loans charged off	121	172	6	312	—	1,727	—	2,338
Balance at end of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$43	$102	$26	$242	$14	$103	$530
Ending balance – collectively evaluated for impairment	2,413	2,720	2,999	3,037	702	891	12,762
Balance at end of period	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292

	As of December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$103	$161	$73	$240	$15	$173	$765
Ending balance – collectively evaluated for impairment	2,039	3,116	2,499	1,730	653	8,075	18,112
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Individuals	Total
Loans individually evaluated for impairment	$2,461	$2,936	$1,605	$1,011	$699	$310	$9,022
Loans collectively evaluated for impairment (1)	240,240	679,051	480,619	225,168	256,793	268,894	2,150,765
Purchased credit impaired loans (2)	785	7,301	3,002	9,177	—	1,081	21,346
Total ending loans balance	$243,486	$689,288	$485,226	$235,356	$257,492	$270,285	$2,181,133

(1) Includes purchased non impaired loans which were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

(2) Purchased credit impaired loans were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

	December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$1,472	$2,624	$1,778	$1,369	$759	$559	$8,561
Loans collectively evaluated for impairment	123,747	387,875	260,758	156,286	244,791	169,255	1,342,712
Total ending loans balance	$125,219	$390,499	$262,536	$157,655	$245,550	$169,814	$1,351,273

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	December 31, 2014
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful	Total
Real Estate Loans:
Construction	$235,839	$862	$1,394	$5,363	$28	$243,486
1-4 Family Residential	675,952	1,453	1,706	9,167	1,010	689,288
Other	472,449	2,416	2,569	7,792	—	485,226
Commercial Loans	208,202	781	1,044	25,102	227	235,356
Municipal Loans	256,543	—	—	949	—	257,492
Loans to Individuals	269,204	16	—	871	194	270,285
Total	$2,118,189	$5,528	$6,713	$49,244	$1,459	$2,181,133

(1) Includes $0.7 million special mention and $17.8 million substandard of PCI loans as of December 31, 2014.

	December 31, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
Real Estate Loans:
Construction	$121,280	$—	$1,419	$2,454	$66	$125,219
1-4 Family Residential	380,741	1,626	3,025	4,901	206	390,499
Other	249,381	2,553	4,698	5,887	17	262,536
Commercial Loans	150,683	836	9	5,826	301	157,655
Municipal Loans	244,505	—	—	1,045	—	245,550
Loans to Individuals	168,764	27	2	719	302	169,814
Total	$1,315,354	$5,042	$9,153	$20,832	$892	$1,351,273

Nonperforming Assets and Past Due Loans

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

PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, we do not classify these loans as past due or nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At December 31, 2014	At December 31, 2013
Nonaccrual loans (1)	$4,096	$8,088
Accruing loans past due more than 90 days (1)	4	3
Restructured loans (1)	5,874	3,888
Other real estate owned	1,738	726
Repossessed assets	565	901
Total Nonperforming Assets	$12,277	$13,606

(1) Excludes purchased credit impaired loans measured at fair value at acquisition.

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	December 31, 2014		December 31, 2013
	Nonaccrual (1)	Accruing Loans Past Due More Than 90 Days (1)	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$716	$—	$1,472	$—
1-4 Family Residential	2,017	—	1,435	—
Other	675	—	599	—
Commercial Loans	416	—	1,062	—
Loans to Individuals	272	4	3,520	3
Total	$4,096	$4	$8,088	$3

(1) Excludes purchased credit impaired loans measured at fair value at acquisition.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,183	$2,461	$2,461	$43
1-4 Family Residential	4,023	3,854	3,854	108
Other	1,622	1,605	1,605	26
Commercial Loans	1,162	1,011	1,011	242
Municipal Loans	699	699	699	14
Loans to Individuals	321	310	310	103
Total (1)	$11,010	$9,940	$9,940	$536

(1) PCI loans are excluded from this table as there was no evidence of further deterioration in credit quality subsequent to the acquisition date that would indicate it is probable that our recorded investment in these loans as of year-end would not be recoverable.

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$2,629	$1,472	$1,472	$103
1-4 Family Residential	2,748	2,624	2,624	161
Other	1,800	1,778	1,778	73
Commercial Loans	1,606	1,369	1,369	240
Municipal Loans	759	759	759	15
Loans to Individuals	4,280	3,943	3,943	1,950
Total	$13,822	$11,945	$11,945	$2,542

There were no impaired loans recorded without an allowance for the years ended December 31, 2014 or 2013.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$376	$42	$716	$1,134	$242,352	$243,486
1-4 Family Residential	3,511	509	2,017	6,037	683,251	689,288
Other	1,203	—	675	1,878	483,348	485,226
Commercial Loans	397	3	416	816	234,540	235,356
Municipal Loans	—	—	—	—	257,492	257,492
Loans to Individuals	362	66	276	704	269,581	270,285
Total	$5,849	$620	$4,100	$10,569	$2,170,564	$2,181,133

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real Estate Loans:
Construction	$311	$—	$1,472	$1,783	$123,436	$125,219
1-4 Family Residential	4,340	781	1,435	6,556	383,943	390,499
Other	2,652	—	599	3,251	259,285	262,536
Commercial Loans	411	22	1,062	1,495	156,160	157,655
Municipal Loans	—	—	—	—	245,550	245,550
Loans to Individuals	7,241	2,590	3,523	13,354	156,460	169,814
Total	$14,955	$3,393	$8,091	$26,439	$1,324,834	$1,351,273

(1) Includes purchased credit impaired loans measured at fair value at acquisition.

The following table sets forth interest income recognized on impaired loans by class of loans for the periods presented. Average recorded investment of impaired loans is reported on a year-to-date basis (in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$1,346	$4	$1,707	$—	$3,222	$2
1-4 Family Residential	3,511	67	2,915	76	2,873	19
Other	2,173	52	1,972	72	1,734	13
Commercial Loans	1,286	26	1,935	19	2,234	7
Municipal Loans	750	41	292	16	—	—
Loans to Individuals	1,920	3	3,149	449	3,170	408
Total	$10,986	$193	$11,970	$632	$13,233	$449

(1) Excludes purchased credit impaired loans measured at fair value at acquisition.

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

At the time a loss is probable in the collection of contractual amounts, specific reserves are allocated.  Loans are charged off when deemed uncollectible or as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance at December 31, 2014 and 2013 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Year Ended December 31, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$1,746	$—	$—	$1,746	1
1-4 Family Residential	—	280	374	654	3
Other	558	—	391	949	3
Commercial Loans	291	—	172	463	6
Municipal Loans	—	—	—	—	0
Loans to Individuals	5	10	68	83	8
Total	$2,600	$290	$1,005	$3,895	21

	Year Ended December 31, 2013
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family Residential	$279	$—	$117	$396	5
Other	153	—	14	167	2
Commercial Loans	256	—	84	340	5
Municipal Loans	759	—	—	759	1
Loans to Individuals	—	308	97	405	47
Total	$1,447	$308	$312	$2,067	60

(1)	These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the years ended December 31, 2014 and 2013 were modified to extend the maturity. Interest continues to be charged on principal balances outstanding during the term extended. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2014 and December 31, 2013 were insignificant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the years ended December 31, 2014 and 2013, there were no material defaults. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At December 31, 2014 and December 31, 2013, there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

December 31, 2014
Outstanding principal balance	$32,572
Carrying amount	$21,346

The following table presents the changes of the accretable yield during the period for PCI loans (in thousands):

December 31, 2014
Balance at beginning of period	$—
Additions	—
Additions due to acquisition	1,898
Accretion	(78)
Balance at end of period	$1,820

7. PREMISES AND EQUIPMENT

	December 31, 2014	December 31, 2013
	(in thousands)
Premises	$121,740	$66,893
Furniture and equipment	36,045	27,382
	157,785	94,275
Less: accumulated depreciation	44,925	42,215
Total	$112,860	$52,060

During the years ended December 31, 2014 and 2013, assets with accumulated depreciation of $614,000 and $93,000, respectively, were written off.

Depreciation expense was $3.3 million, $3.7 million, and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. DEPOSITS

	December 31, 2014	December 31, 2013
	(in thousands)
Noninterest bearing demand deposits:
Commercial and individual	$640,450	$509,461
Public funds	20,564	20,436
Total noninterest bearing demand deposits	661,014	529,897
Interest bearing deposits:
Private accounts:
Savings deposits	226,267	109,869
Money market demand deposits	379,149	128,497
Platinum money market deposits	291,473	290,646
Interest bearing checking	11,863	10,360
NOW demand deposits	409,737	240,710
Certificates and other time deposits of $250,000 or more	60,408	34,295
Certificates and other time deposits under $250,000	493,125	341,210
Total private accounts	1,872,022	1,155,587
Public accounts:
Savings deposits	9	4
Money market demand deposits	22,656	20,829
Platinum money market deposits	398,333	336,611
Interest bearing checking	35	31
NOW demand deposits	132,909	201,157
Certificates and other time deposits of $250,000 or more	268,302	263,902
Certificates and other time deposits under $250,000	19,137	19,790
Total public accounts	841,381	842,324
Total interest bearing deposits	2,713,403	1,997,911
Total deposits	$3,374,417	$2,527,808
For the years ended December 31, 2014, 2013 and 2012, interest expense on time deposits of $250,000 or more was $1.1 million, $1.4 million and $1.2 million, respectively.
At December 31, 2014, the scheduled maturities of certificates and other time deposits, including public accounts, were as follows (in thousands):

2015	$531,203
2016	178,565
2017	33,238
2018	54,591
2019	39,324
2020 and thereafter	4,051
$840,972
At December 31, 2014, we had $23.4 million in brokered certificates of deposit (“CDs”) that represented 0.7% of our deposits.  These brokered CDs mature within five years and are reflected in the CDs under $250,000 category.  At December 31, 2013, we had $54.4 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $2.8 million and $889,000 at December 31, 2014 and 2013, respectively.

9. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2014	2013
	(dollars in thousands)
Federal funds purchased and repurchase agreements
Balance at end of period	$4,237	$859
Average amount outstanding during the period (1)	1,886	861
Maximum amount outstanding during the period (2)	4,237	859
Weighted average interest rate during the period (3)	0.2%	0.4%
Interest rate at end of period	1.4%	0.4%

FHLB advances
Balance at end of period	$297,368	$73,445
Average amount outstanding during the period (1)	62,240	196,426
Maximum amount outstanding during the period (2)	297,368	310,070
Weighted average interest rate during the period (3)	0.9%	0.9%
Interest rate at end of period	0.4%	0.2%

Other obligations
Balance at end of period	$—	$—
Average amount outstanding during the period (1)	—	219
Maximum amount outstanding during the period (2)	—	219
Weighted average interest rate during the period (3)	—	7.6%
Interest rate at end of period	—	—

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB – The Independent Bankers Bank, respectively.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit. At December 31, 2014, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $756.8 million, net of FHLB stock purchases required.  There were zero federal funds purchased at December 31, 2014 or 2013.  Southside Bank obtained no letters of credit from FHLB as collateral for its public fund deposits.

Securities sold under agreements to repurchase are secured by borrowings and are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $4.2 million at December 31, 2014.  These agreements have maturities of less than one year.  There were $859,000 under agreements to repurchase at December 31, 2013.

10. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2014	2013
	(dollars in thousands)
FHLB advances
Balance at end of period	$600,052	$499,349
Weighted average interest rate during the period (1)	1.4%	1.5%
Interest rate at end of period	1.3%	1.4%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	2.4%	2.4%
Interest rate at end of period	2.3%	2.3%
Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2014 are as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
FHLB advances	$1,048	$155,776	$263,839	$75,288	$42,357	$61,744	$600,052
Long-term debt	—	—	—	—	—	60,311	60,311
Total long-term obligations	$1,048	$155,776	$263,839	$75,288	$42,357	$122,055	$660,363
FHLB advances represent borrowings with fixed interest rates ranging from 0.4% to 5.0% and with maturities of one to fourteen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and MBS.

	Years Ended December 31,
	2014	2013
	(in thousands)
Long-term debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.1951% through March 30, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.5326% through January 29, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.4906% through March 15, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0329% through February 22, 2015 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.   At December 31, 2012, the FHLB advance option fees were fully impaired and we recorded impairment charges of $2.0 million in our income statement. During the years ended December 31, 2014 and December 31, 2013, there were no impairment charges recorded in our income statement, and there were no FHLB advance option fees recorded on our balance sheet.

11. EMPLOYEE BENEFITS

Southside Bank has deferred compensation agreements with 18 of its executive officers, which generally provide for payment of an aggregate amount of $6.6 million over a maximum period of 15 years after retirement or death. Of the 18 executives included in the agreements, payments have commenced to four former executives and/or their beneficiaries. In addition, one active executive was eligible for retirement at December 31, 2014. Deferred compensation expense was $224,000, $589,000 and $481,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  For the years ended December 31, 2014 and 2013, the deferred compensation plan liability totaled $3.8 million and $4.1 million, respectively.

We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $4.6 million, $4.0 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  Premiums paid will be billed at the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) rates.  There were no retirees participating in the health insurance plan as of December 31, 2014 and 2013.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for each of the years ended December 31, 2014, 2013 and 2012.  At December 31, 2014 and 2013, 336,307 and 364,776 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

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

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  During 2013, death benefits of approximately $1.1 million were paid pursuant to such agreements. As of December 31, 2014, the expected death benefits total $4.9 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $7,000, $26,000 and $17,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  For both years ended December 31, 2014 and 2013, the split dollar liability totaled $1.6 million.

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

Plan assets included 212,966 shares of our stock at December 31, 2014 and 2013.  Our stock included in the Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends.  During 2014, funded status decreased and at December 31, 2014, we had an unfunded status of $4.3 million compared to a funded status of $8.9 million at December 31, 2013. This was a result of a decrease in the return on the fair value of plan assets and a decrease in the discount rate at December 31, 2014 compared to December 31, 2013.

In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan ( "the Acquired Plan") which was remeasured at fair value. The projected benefit obligation and accumulated benefit obligation were both measured at $6.0 million as of December 31, 2014. The fair value of plan assets and accrued liability of the Acquired Plan as of December 31, 2014 were $4.5 million and $1.5 million, respectively. The Acquired Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Plan were frozen. No further benefits will be earned by employees after that date. In addition, no new participants may be added to the Acquired Plan after December 31, 2006.

The Plan and Acquired Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  The Plans' obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Plans' obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.

In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2014.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Plans' liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2014, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 4.14%; a long-term rate of return on plan assets of 7.25%; and assumed salary increases of 3.50%.  At December 31, 2014, the weighted-average actuarial assumptions used to determine the benefit obligation of the Acquired Plan were:  a discount rate of 4.14%; a long-term rate of return on assets of 7.25%; and no assumed salary increases.

Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of SSB Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

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

We use a measurement date of December 31 for our plans.

	2014			2013		2012
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$70,046	$—	$10,848	$78,002	$9,801	$64,062	$8,309
Service cost	1,697	—	275	2,118	298	1,736	160
Interest cost	3,497	—	563	3,155	468	3,068	390
Actuarial (gain) loss	13,146	—	1,813	(11,642)	344	10,866	1,022
Benefits paid	(4,118)	—	(240)	(1,776)	(120)	(1,617)	(80)
Expenses paid	(175)	—	—	(111)	—	(113)	—
Plan acquired through acquisition (1)	—	5,977	—	—	—	—	—
Plan amendments	(43)	—	—	300	57	—	—
Benefit obligation at end of year	84,050	5,977	13,259	70,046	10,848	78,002	9,801
Change in Plan Assets:
Fair value of plan assets at end of prior year	78,990	—	—	63,165	—	56,252	—
Actual return	5,033	—	—	12,712	—	5,643	—
Employer contributions	—	—	240	5,000	120	3,000	80
Benefits paid	(4,118)	—	(240)	(1,776)	(120)	(1,617)	(80)
Expenses paid	(175)	—	—	(111)	—	(113)	—
Plan acquired through acquisition (1)	—	4,512	—	—	—	—	—
Fair value of plan assets at end of year	79,730	4,512	—	78,990	—	63,165	—
(Un)Funded status at end of year	(4,320)	(1,465)	(13,259)	8,944	(10,848)	(14,837)	(9,801)
Accrued benefit asset (liability) recognized	$(4,320)	$(1,465)	$(13,259)	$8,944	$(10,848)	$(14,837)	$(9,801)
Accumulated benefit obligation at end of year	$(71,201)	$(5,977)	$10,811	$57,283	$8,088	$62,117	$7,540

(1)	Defined benefit plan acquired with the acquisition of OmniAmerican on December 17, 2014.

Amounts related to our defined benefit pension plan and restoration plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	2014		2013		2012
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Recognition of net loss	$543	$499	$2,197	$590	$1,704	$318
Recognition of prior service (credit) cost	(19)	5	(42)	(1)	(42)	(1)
Net (loss) gain occurring during the year	(13,761)	(1,813)	19,559	(344)	(9,340)	(1,022)
Net prior service credit (cost) occurring during the year	43	—	(300)	(57)	—	—
	(13,194)	(1,309)	21,414	188	(7,678)	(705)
Deferred tax (expense) benefit	4,618	458	(7,495)	(66)	2,687	247
Other comprehensive (loss) income, net of tax	$(8,576)	$(851)	$13,919	$122	$(4,991)	$(458)

Net amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$543	$499	$2,197	$590
Prior service credit (cost)	(19)	5	(42)	(1)
	524	504	2,155	589
Deferred tax (expense) benefit	(183)	(176)	(754)	(206)
Accumulated other comprehensive loss, net of tax	$341	$328	$1,401	$383

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$(27,836)	$(5,727)	$(14,618)	$(4,413)
Prior service credit (credit)	62	(50)	38	(55)
	(27,774)	(5,777)	(14,580)	(4,468)
Deferred tax benefit	9,721	2,022	5,103	1,564
Accumulated other comprehensive loss, net of tax	$(18,053)	$(3,755)	$(9,477)	$(2,904)

At December 31, 2014 and 2013, the assumptions used to determine the benefit obligation were as follows:

	2014			2013
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Discount rate	4.14%	4.14%	4.14%	5.06%	5.06%
Compensation increase rate	3.50%	0.00%	3.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2014, 2013 and 2012 included the following components (in thousands):

	2014	2013	2012
Defined Benefit Pension Plan
Service cost	$1,697	$2,118	$1,736
Interest cost	3,497	3,155	3,068
Expected return on assets	(5,648)	(4,795)	(4,117)
Net loss amortization	543	2,197	1,704
Prior service credit amortization	(19)	(42)	(42)
Net periodic benefit cost	$70	$2,633	$2,349
Restoration Plan
Service cost	$275	$298	$160
Interest cost	563	468	390
Net loss amortization	499	590	318
Prior service credit amortization	5	(1)	(1)
Net periodic benefit cost	$1,342	$1,355	$867

For the years ended December 31, 2014, 2013, and 2012, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2014	2013	2012
Defined Benefit Pension Plan
Discount rate	5.06%	4.08%	4.84%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	4.50%	4.50%	4.50%
Restoration Plan
Discount rate	5.06%	4.08%	4.84%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
Net loss	$1,531	$592
Prior service cost (credit)	(23)	6
	1,508	598
Deferred tax benefit	(528)	(209)
Accumulated other comprehensive loss, net of tax	$980	$389
The major categories of assets in our Plan are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 12 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	December 31,
	2014		2013
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired
Level 1:	(in thousands)
Cash	$2,176	$—	$3,651	N/A
Equity Securities:
U.S. large cap (1)	25,550	752	26,784	N/A
U.S. mid cap (4)	7,653	387	6,744	N/A
U.S. small cap (2)	7,000	1,159	6,353	N/A
Fixed Income Securities:
Corporate bonds (5)	—	357	—
International developed (3)	3,320	340	2,696	N/A
International emerging (4)	1,302	359	1,315	N/A
Level 2:
Cash equivalents	17,548	—	15,589	N/A
Equity Securities:
U.S. large cap (1)	—	382	—
U.S. mid cap (4)	—	415	—
Fixed Income Securities:
Corporate bonds (5)	794	—	823	N/A
U.S. government agencies (5)	3,583	—	4,373	N/A
Municipal bonds (5)	10,202	—	9,880	N/A
U.S. agency mortgage-backed securities (6)	602	361	782	N/A
Total fair value of plan assets	$79,730	$4,512	$78,990	N/A

(1)	This category is comprised of individual securities that are actively managed and broadly diversified "passive" mutual fund.

(2)	For the defined benefit pension plan, this category is comprised primarily of Southside Bancshares stock that is owned in the Plan and broadly diversified "passive" mutual fund.

(3)	This category is comprised of a broadly ‘passive’ mutual fund.

(4)	This category is comprised of a broadly diversified ‘passive’ mutual fund.

(5)	This category is comprised of individual investment grade securities that are generally held to maturity.

(6)	This category is comprised of individual securities that are generally not held to maturity.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2014 or 2013.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.

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

As of December 31, 2014, expected future benefit payments related to our defined benefit pension plan, defined benefit pension plan acquired and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
2015	$2,537	$470	$317
2016	2,743	140	376
2017	3,067	110	698
2018	3,470	350	747
2019	3,755	180	788
2020 through 2024	22,381	1,680	4,760
	$37,953	$2,930	$7,686
We expect to contribute approximately $240,000 to our restoration plan in 2015.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2014, 2013 and 2012, expense attributable to the 401(k) Plan amounted to $171,000, $227,000 and $247,000, respectively.
Share-based Incentive Plans
2009 Incentive Plan
On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,340,098 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  There were no awards granted during 2014.  During the years ended December 31, 2013 and 2012, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan.
As of December 31, 2014, there were 232,521 unvested awards outstanding.  For the year ended December 31, 2014, there was $1.1 million of share-based compensation expense related to the 2009 Incentive Plan.  For the year ended December 31, 2014, there was $379,000 of income tax benefit related to the stock compensation expense. As of December 31, 2013, there were 416,741 unvested awards outstanding. As of December 31, 2012, there were 375,384 unvested awards outstanding.  There was share-based compensation expense and income tax benefit for the year ended December 31, 2013 of $911,000 and $319,000, respectively. There was share-based compensation expense and income tax benefit for the year ended December 31, 2012 of $511,000 and $179,000, respectively.
As of December 31, 2014 and December 31, 2013, there was $1.8 million and $3.2 million of unrecognized compensation cost related to the 2009 Incentive Plan, respectively.  The remaining cost at December 31, 2014 is expected to be recognized over a weighted-average period of 2.34 years.  There was $2.2 million unrecognized compensation expense related to the 2009 Incentive Plan as of December 31, 2012.
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
Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During 2014, 84,669 shares issued in connection with stock compensation awards were issued from available authorized shares.  During 2013 and 2012, 32,192 and 21,584 shares, respectively, issued in connection with stock compensation awards were issued from available authorized shares.

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSO's pursuant to the 2009 plan:

	Years Ended December 31,
	2013	2012
Weighted-average grant date fair value per option	$8.58	$5.83
Weighted-average assumptions:
Risk-free interest rates	2.23%	1.03%
Expected dividend yield	3.10%	3.82%
Expected volatility factors of the market price of Southside Bancshares common stock	40.88%	41.96%
Expected option life (in years)	6.9	6.9
A combined summary of activity in our share-based plans as of December 31, 2014 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2014	738,764	56,823	$22.00	501,846	$20.56	$6.18
Granted	—	—	—	—	—	—
Stock options exercised	—	—	—	(64,784)	17.75	5.21
Stock awards vested	—	(20,647)	20.69	—	—	—
Forfeited	41,328	(5,940)	22.24	(35,388)	22.23	6.71
Canceled/expired	2,388	—	—	(2,388)	20.40	5.87
Balance, December 31, 2014	782,480	30,236	$22.85	399,286	$20.87	$6.29
Other information regarding options outstanding and exercisable as of December 31, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$16.58	-	25.85	399,286	$20.87	7.78	197,001	$19.33
Total			399,286	$20.87	7.78	197,001	$19.33
The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $1.9 million and $3.2 million at December 31, 2014, respectively.
The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $965,000, $97,000 and $115,000, respectively.
Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $206,000 and $125,000, respectively.  The tax expense related to stock awards was $76,000 for the year ended December 31, 2014. The tax benefit realized for the deductions related to stock awards was $65,000 and $44,000 for the years ended December 31, 2013 and 2012, respectively.

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At December 31, 2014 and 2013, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2014 and 2013, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2014:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasuries	$14,906	$14,906	$—	—
U.S. Government Agency Debentures	4,828	—	4,828	—
State and Political Subdivisions	267,684	—	267,684	—
Other Stocks and Bonds	13,239	—	13,239	—
Other Equity Securities	6,049	6,049	—	—
Mortgage-backed Securities: (1)
Residential	964,298	—	964,298	—
Commercial	177,704	—	177,704	—
Total recurring fair value measurements	$1,448,708	$20,955	$1,427,753	$—

Nonrecurring fair value measurements
Foreclosed assets	$2,303	$—	$—	$2,303
Impaired loans (2)	9,404	—	—	9,404
Total nonrecurring fair value measurements	$11,707	$—	$—	$11,707

	As of December 31, 2013:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$10,129	$—	$10,129	$—
State and Political Subdivisions	314,074	—	314,074	—
Other Stocks and Bonds	13,226	—	13,226	—
Mortgage-backed Securities: (1)
Residential	772,085	—	772,085	—
Commercial	68,173	—	68,173	—
Total recurring fair value measurements	$1,177,687	$—	$1,177,687	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,627	$—	$—	$1,627
Impaired loans (2)	9,403	—	—	9,403
Total nonrecurring fair value measurements	$11,030	$—	$—	$11,030

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following table present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

Year Ended December 31,
2013
Other Stocks and Bonds
Balance at Beginning of Period	$990

Total gains or losses (realized/unrealized):
Included in earnings	(42)
Included in other comprehensive income	127
Purchases	—
Sales	(1,075)
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	—
Balance at End of Period	$—

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—
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
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2014 and 2013 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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
The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
December 31, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,655	$84,655	$84,655	$—	$—
Investment securities:
Held to maturity, at carrying value	388,823	400,248	—	400,248	—
Mortgage-backed securities:
Held to maturity, at carrying value	253,496	261,339	—	261,339	—
FHLB stock and other investments, at cost	43,871	43,871	—	43,871	—
Loans, net of allowance for loan losses	2,167,841	2,140,088	—	—	2,140,088
Loans held for sale	2,899	2,899	—	2,899	—
Financial Liabilities:
Retail deposits	$3,374,417	$3,369,784	$—	$3,369,784	$—
Federal funds purchased and repurchase agreements	4,237	4,237	—	4,237	—
FHLB advances	897,420	886,087	—	886,087	—
Long-term debt	60,311	43,860	—	43,860	—

		Estimated Fair Value
December 31, 2013	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$54,431	$54,431	$54,431	$—	$—
Investment securities:
Held to maturity, at carrying value	391,552	377,383	—	377,383	—
Mortgage-backed securities:
Held to maturity, at carrying value	275,569	271,836	—	271,836	—
FHLB stock and other investments, at cost	36,130	36,130	—	36,130	—
Loans, net of allowance for loan losses	1,332,396	1,306,524	—	—	1,306,524
Loans held for sale	151	151	—	151	—
Financial Liabilities:
Retail deposits	$2,527,808	$2,526,143	$—	$2,526,143	$—
Federal funds purchased and repurchase agreements	859	859	—	859	—
FHLB advances	572,794	559,648	—	559,648	—
Long-term debt	60,311	43,476	—	43,476	—

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

13. SHAREHOLDERS' EQUITY
Cash dividends declared and paid were $0.96, $0.91 and $1.11 per share for the years ended December 31, 2014, 2013 and 2012, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2014, we exceeded all regulatory minimum capital requirements.
As of December 31, 2014, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$335,944	21.71%	$123,776	8.00%	N/A	N/A
Bank Only	$332,069	21.46%	$123,775	8.00%	$154,719	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$316,754	20.47%	$61,888	4.00%	N/A	N/A
Bank Only	$312,879	20.22%	$61,888	4.00%	$92,831	6.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$316,754	9.07%	$139,665	4.00%	N/A	N/A
Bank Only	$312,879	8.97%	$139,559	4.00%	$174,449	5.00%
(1) Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2014, 40,142 shares were sold under this plan at an average price of $30.23 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2013, 57,675 shares were sold under this plan at an average price of $24.21 per share, reflective of other trades at the time of each sale.

We have a Common Stock Repurchase Plan. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and those of Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2012 , the board-approved additional funding to repurchase stock in the amount of $10.0 million from which 355,500 shares of common stock were purchased at a cost of $7.4 million. During 2013, an additional 90,300 shares of common stock were purchased under this plan at a cost of $1.9 million. There were no additional purchases of shares of common stock under this plan during 2014.

15. INCOME TAXES
The income tax (benefit) expense included in the accompanying statements of income consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current income tax (benefit) expense	$(1,239)	$6,041	$8,841
Deferred income tax (benefit) expense	(925)	(944)	(1,233)
Income tax (benefit) expense	$(2,164)	$5,097	$7,608
The components of the net deferred tax asset (liability) as of December 31, 2014 and 2013 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$4,625	$
Retirement and other benefit plans		(3,250)
Unrealized gains on securities available for sale		(5,112)
Premises and equipment		(7,033)
Core deposit intangible		(2,963)
Fair value adjustment on loans	6,381
Fair value adjustment on time deposits	767
Alternative minimum tax credit	5,613
Unfunded status of defined benefit plan	11,743
State business tax credit	639
Stock-based compensation	494
Other	803
Gross deferred tax assets (liabilities)	31,065	(18,358)
Net deferred tax asset at December 31, 2014	$12,707

Allowance for loan losses	$6,607	$
Retirement and other benefit plans		(4,260)
Unrealized losses on securities available for sale	4,661
Premises and equipment		(692)
Alternative minimum tax credit	3,565
Qualified school construction bond tax credit	442
Unfunded status of defined benefit plan	6,667
State business tax credit	657
Stock-based compensation	385
Other	383
Gross deferred tax assets (liabilities)	23,367	(4,952)
Net deferred tax asset at December 31, 2013	$18,415

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$6,348	34.0%	$15,738	34.0%	$14,806	35.0%
Increase (decrease) in taxes from:
Tax exempt interest	(9,942)	(53.3)%	(10,298)	(22.2)%	(7,151)	(16.9)%
Bank owned life insurance	(451)	(2.4)%	(1,059)	(2.3)%	(387)	(0.9)%
Share based compensation	766	4.1%	—	—%	—	—%
Acquisition costs	787	4.2%	—	—%	—	—%
State business tax	146	0.8%	350	0.7%	140	0.3%
Other, net	182	1.0%	366	0.8%	200	0.5%
Income tax (benefit) expense	$(2,164)	(11.6)%	$5,097	11.0%	$7,608	18.0%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.  No valuation allowance for deferred tax assets was recorded at December 31, 2014 or 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. There was approximately $50,000 in unrecognized tax benefits at December 31, 2014.

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
We had outstanding unused commitments to extend credit of $373.3 million and $156.2 million at December 31, 2014 and 2013, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2014 and 2013 were $14.4 million and $13.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.2 million and $5.9 million at December 31, 2014 and 2013, respectively.
The scheduled maturities of unused commitments as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Unused commitments:
Due in one year or less	$168,208	$110,210
Due after one year	205,047	46,032
Total	$373,255	$156,242
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
Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.6 million, $1.4 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Rent expense for leased equipment was $235,000, $251,000, and $267,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2014 were as follows (in thousands):

2015	$2,038
2016	1,696
2017	1,285
2018	1,080
2019	680
Thereafter	770
$7,549

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

We acquired a 202,000 square-foot office building in Fort Worth, Texas upon completion of the Omni acquisition that is used for a branch location and certain bank operations. We occupy approximately 49,000 square feet of the building and lease the remaining space to various tenants. Gross rental income from these leases of $116,000 was recognized for the year ended December 31, 2014. At December 31, 2014, non-cancelable operating leases for the building with future minimum lease payments are as follows (in thousands):

2015	$2,790
2016	2,229
2017	1,471
2018	772
2019	542
Thereafter	1,004
$8,808

Securities. In the normal course of business we buy and sell securities.  There were $6.0 million and $973,000 of unsettled trades to purchase securities at December 31, 2014 and December 31, 2013, respectively.  There were $57.2 million and $3.9 million unsettled trades to sell securities as of December 31, 2014 and December 31, 2013, respectively.

Deposits. There were no unsettled issuances of brokered CDs at December 31, 2014 or December 31, 2013.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

17. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 48.6% of this group represents loans collateralized by residential dwellings that are primarily owner-occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner-occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

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

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2014	2013
ASSETS
Cash and due from banks	$11,696	$3,050
Investment in bank subsidiaries at equity in underlying net assets	466,374	311,868
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	9,998	3,521
TOTAL ASSETS	$489,894	$320,265
LIABILITIES
Long-term debt	$60,311	$60,311
Other liabilities	4,340	436
TOTAL LIABILITIES	64,651	60,747
SHAREHOLDERS' EQUITY
Common stock ($1.25 par, 40,000,000 shares authorized, 26,578,127 shares issued in 2014 and 20,386,221 shares issued in 2013)	33,223	25,483
Paid-in capital	389,886	214,091
Retained earnings	55,396	78,673
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(15,570)	(21,037)
TOTAL SHAREHOLDERS' EQUITY	425,243	259,518
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$489,894	$320,265

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
INCOME	(in thousands)
Dividends from subsidiary	$177,000	$15,000	$25,000
Interest income	53	43	93
TOTAL INCOME	177,053	15,043	25,093
EXPENSE
Interest expense	1,424	1,449	3,085
Other	16,144	2,461	2,429
TOTAL EXPENSE	17,568	3,910	5,514
Income before income tax expense	159,485	11,133	19,579
Income tax benefit	4,043	1,315	1,897
Income before equity in undistributed earnings of subsidiaries	163,528	12,448	21,476
Equity in undistributed earnings of subsidiaries	(142,695)	28,742	13,219
NET INCOME	$20,833	$41,190	$34,695

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$20,833	$41,190	$34,695
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	142,695	(28,742)	(13,219)
(Increase) decrease in other assets	(6,477)	1,032	(989)
Increase (decrease) in other liabilities	3,904	319	(231)
Net cash provided by operating activities	160,955	13,799	20,256
INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	(500)
Net cash paid for acquisition	(136,078)	—	—
Dissolution of subsidiaries	—	1,153	59
Net cash (used in) provided by investing activities	(136,078)	1,153	(441)
FINANCING ACTIVITIES:
Purchase of common stock	—	(1,899)	(7,416)
Proceeds from issuance of common stock	2,287	1,551	1,874
Dividends paid	(17,919)	(16,088)	(19,084)
Payments for other financing activities	(599)	—	(3)
Net cash used in financing activities	(16,231)	(16,436)	(24,629)
Net increase (decrease) in cash and cash equivalents	8,646	(1,484)	(4,814)
Cash and cash equivalents at beginning of year	3,050	4,534	9,348
Cash and cash equivalents at end of year	$11,696	$3,050	$4,534

19. QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$29,613	$29,840	$32,086	$32,239
Interest expense	4,259	4,120	4,230	4,347
Net interest income	25,354	25,720	27,856	27,892
Provision for loan losses	3,287	4,868	2,650	4,133
Net gain on sale of securities available for sale	1,170	1,151	498	11
Noninterest income excluding net securities gains	5,979	3,868	6,017	5,795
Noninterest expense	37,079	20,017	20,426	20,182
(Loss) income before income tax expense	(7,863)	5,854	11,295	9,383
Provision for income tax (benefit) expense	(3,918)	(243)	838	1,159
Net (loss) income	(3,945)	6,097	10,457	8,224
(Loss) earnings per common share
Basic	$(0.20)	$0.32	$0.55	$0.44
Diluted	$(0.20)	$0.32	$0.55	$0.44

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$33,015	$30,811	$29,215	$26,561
Interest expense	4,353	4,170	4,344	5,101
Net interest income	28,662	26,641	24,871	21,460
Provision for loan losses	2,726	3,640	2,021	492
Net (loss) gain on sale of securities available for sale	(732)	(142)	5,001	4,345
Noninterest income excluding net securities gains	8,228	6,555	6,095	5,895
Noninterest expense	19,964	20,264	21,166	20,319
Income before income tax expense	13,468	9,150	12,780	10,889
Provision for income tax expense	1,281	257	1,712	1,847
Net income	12,187	8,893	11,068	9,042
Earnings per common share
Basic	$0.65	$0.47	$0.59	$0.48
Diluted	$0.65	$0.47	$0.59	$0.48

INDEX TO EXHIBITS

Exhibit No.

2	–
Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc. (filed as Exhibit 2 to the Registrant's Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

3 (a)	–
Restated Certificate of Formation of Southside Bancshares, Inc. effective May 2, 2014 (filed as Exhibit 3 (a) to the Registrant's Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

3 (b)(i)	–
Amended and Restated Bylaws of Southside Bancshares, Inc. effective November 20, 2014 (filed as Exhibit 3.1 to the Registrant's Form 8-K, filed November 24, 2014, and incorporated herein by reference).

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

** 10 (k)	–
Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc, and Tim Carter (filed as exhibit 10.2 to the Registrant's Amendment No. 1 to Form S-4, filed July 18, 2014, and incorporated herein by reference).

** 10 (l)	–
Master Software License Maintenance and Services Agreement dated February 4, 2008, by and between Southside Bank and Jack Henry & Associates, Inc. (filed as Item 1.01 to the Registrant's Form 8-K, filed February 8, 2008, and incorporated herein by reference).

** 10 (m)	–
Retirement Agreement dated November 7, 2008, by and between Southside Bank, Southside Bancshares, Inc. and B. G. Hartley (filed as exhibit 10 (o) to the Registrant's Form 10-Q, filed November 7, 2008, and incorporated herein by reference).

** 10 (n)	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant's Form 8-K, filed April 20, 2009, and incorporated herein by reference).

** 10 (o)	–
Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed August 8, 2011, and incorporated herein by reference).

** 10 (p)	–
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