Form 10-Q
period 2015-03-31
SOUTHSIDE BANCSHARES INC
filed 2015-05-11
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 30, 2015 was 25,331,116 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$55,055	$64,001
Interest earning deposits	52,123	20,654
Total cash and cash equivalents	107,178	84,655
Investment securities:
Available for sale, at estimated fair value	293,735	306,706
Held to maturity, at carrying value (estimated fair value of $399,503 and $400,248, respectively)	388,106	388,823
Mortgage-backed securities:
Available for sale, at estimated fair value	1,140,140	1,142,002
Held to maturity, at carrying value (estimated fair value of $260,818 and $261,339, respectively)	249,430	253,496
FHLB stock, at cost	39,978	39,942
Other investments	5,259	3,929
Loans held for sale	4,096	2,899
Loans:
Loans	2,174,614	2,181,133
Less: Allowance for loan losses	(16,926)	(13,292)
Net Loans	2,157,688	2,167,841
Premises and equipment, net	111,903	112,860
Goodwill	90,394	91,372
Other intangible assets, net	8,242	8,844
Interest receivable	16,644	22,436
Deferred tax asset	10,966	12,707
Unsettled trades to sell securities	1,792	57,202
Bank owned life insurance	93,021	92,384
Other assets	13,821	19,163
TOTAL ASSETS	$4,732,393	$4,807,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$680,122	$661,014
Interest bearing	2,815,218	2,713,403
Total deposits	3,495,340	3,374,417
Short-term obligations:
Federal funds purchased and repurchase agreements	2,127	4,237
FHLB advances	141,244	297,368
Total short-term obligations	143,371	301,605
Long-term obligations:
FHLB advances	549,545	600,052
Long-term debt	60,311	60,311
Total long-term obligations	609,856	660,363
Unsettled trades to purchase securities	13,096	5,982
Other liabilities	35,916	39,651
TOTAL LIABILITIES	4,297,579	4,382,018

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 27,800,279 shares issued at March 31, 2015 (including 1,209,337 shares declared on April 13, 2015 as a stock dividend) and 26,578,127 shares issued at December 31, 2014)	33,239	33,223
Paid-in capital	390,515	389,886
Retained earnings	59,218	55,396
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(10,466)	(15,570)
TOTAL SHAREHOLDERS' EQUITY	434,814	425,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,732,393	$4,807,261
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest income
Loans	$23,916	$18,363
Investment securities – taxable	237	123
Investment securities – tax-exempt	5,865	5,958
Mortgage-backed securities	8,462	7,682
FHLB stock and other investments	93	70
Other interest earning assets	34	43
Total interest income	38,607	32,239
Interest expense
Deposits	2,529	2,116
Short-term obligations	142	71
Long-term obligations	2,145	2,160
Total interest expense	4,816	4,347
Net interest income	33,791	27,892
Provision for loan losses	3,848	4,133
Net interest income after provision for loan losses	29,943	23,759
Noninterest income
Deposit services	4,989	3,638
Net gain on sale of securities available for sale	2,476	11
Gain on sale of loans	377	80
Trust income	893	780
Bank owned life insurance income	669	314
Other	1,644	983
Total noninterest income	11,048	5,806
Noninterest expense
Salaries and employee benefits	18,199	13,102
Occupancy expense	3,459	1,754
Advertising, travel & entertainment	657	543
ATM and debit card expense	679	317
Professional fees	742	927
Software and data processing expense	1,031	501
Telephone and communications	469	278
FDIC insurance	638	448
Other	3,835	2,312
Total noninterest expense	29,709	20,182

Income before income tax expense	11,282	9,383
Income tax expense	1,903	1,159
Net income	$9,379	$8,224
Earnings per common share – basic	$0.37	$0.41
Earnings per common share – diluted	$0.37	$0.41
Dividends paid per common share	$0.23	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$9,379	$8,224
Other comprehensive income:
Net unrealized holding gains on available for sale securities during the period	9,520	10,011
Change in net unrealized loss on securities transferred to held to maturity	282	276
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(2,476)	(11)
Amortization of net actuarial loss, included in net periodic benefit cost	531	232
Amortization of prior service credit, included in net periodic benefit cost	(4)	(3)
Other comprehensive income, before tax	7,853	10,505
Income tax expense related to other items of comprehensive income	(2,749)	(3,677)
Other comprehensive income, net of tax	5,104	6,828
Comprehensive income	$14,483	$15,052

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net income	—	—	8,224	—	—	8,224
Other comprehensive income	—	—	—	—	6,828	6,828
Issuance of common stock (8,325 shares)	10	247	—	—	—	257
Stock compensation expense	—	286	—	—	—	286
Tax benefits related to stock awards	—	1	—	—	—	1
Net issuance of common stock under employee stock plans	3	130	(91)	—	—	42
Cash dividends paid on common stock ($0.21 per share)	—	—	(3,763)	—	—	(3,763)
Stock dividend declared	1,123	24,923	(26,046)	—	—	—
Balance at March 31, 2014	$26,619	$239,678	$56,997	$(37,692)	$(14,209)	$271,393

Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net income	—	—	9,379	—	—	9,379
Other comprehensive income	—	—	—	—	5,104	5,104
Issuance of common stock (9,983 shares)	12	292	—	—	—	304
Stock compensation expense	—	273	—	—	—	273
Tax benefits related to stock awards	—	4	—	—	—	4
Net issuance of common stock under employee stock plans	4	60	(11)	—	—	53
Cash dividends paid on common stock ($0.23 per share)	—	—	(5,546)	—	—	(5,546)
Balance at March 31, 2015	$33,239	$390,515	$59,218	$(37,692)	$(10,466)	$434,814

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$9,379	$8,224
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,039	790
Amortization of premium	6,974	5,482
Accretion of discount and loan fees	(2,191)	(887)
Provision for loan losses	3,848	4,133
Stock compensation expense	273	286
Deferred tax benefit	(1,535)	(989)
Tax benefit related to stock awards	(4)	(5)
Net gain on sale of securities available for sale	(2,476)	(11)
Loss (gain) on premises and equipment	138	(7)
Loss on other real estate owned	272	55
Net change in:
Interest receivable	5,792	6,520
Other assets	3,564	(3)
Interest payable	(66)	(35)
Other liabilities	(3,142)	3,332
Loans originated for sale	(1,197)	(56)
Net cash provided by operating activities	21,668	26,829

INVESTING ACTIVITIES:
Securities held to maturity:
Maturities, calls and principal repayments	4,061	9,863
Securities available for sale:
Purchases	(279,911)	(165,673)
Sales	285,326	101,830
Maturities, calls and principal repayments	77,202	76,840
Proceeds from redemption of FHLB stock	—	6,766
Purchases of FHLB stock and other investments	(20)	(32)
Net loans originated	6,266	(24,173)
Purchases of premises and equipment	(1,223)	(1,285)
Proceeds from sales of premises and equipment	3	8
Proceeds from sales of other real estate owned	548	194
Proceeds from sales of repossessed assets	1,088	1,730
Net cash provided by investing activities	93,340	6,068

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2015	2014
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	108,731	59,468
Net increase (decrease) in certificates of deposit	12,515	(40,463)
Net (decrease) increase in federal funds purchased and repurchase agreements	(2,110)	1,055
Proceeds from FHLB advances	5,227,768	5,064,879
Repayment of FHLB advances	(5,434,204)	(5,111,416)
Tax benefit related to stock awards	4	5
Net issuance of common stock under employee stock plan	53	42
Proceeds from the issuance of common stock	304	257
Cash dividends paid	(5,546)	(3,763)
Net cash used in financing activities	(92,485)	(29,936)

Net increase in cash and cash equivalents	22,523	2,961
Cash and cash equivalents at beginning of period	84,655	54,431
Cash and cash equivalents at end of period	$107,178	$57,392

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$4,881	$4,382
Income taxes paid	$—	$500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$674	$1,263
Adjustment to pension liability	$(527)	$(229)
Declaration of 5% stock dividend	$—	$26,046
Unsettled trades to purchase securities	$(13,096)	$(1,032)
Unsettled trades to sell securities	$1,792	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank.  “OABC” and “Omni” refer to OmniAmerican Bancorp, Inc.  “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC), which is a wholly-owned subsidiary of the Bank.
The consolidated balance sheet as of March 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows and notes to the financial statements for the three-month periods ended March 31, 2015 and 2014 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.  For a description of our significant accounting and reporting policies, refer to "Note 1- Summary of Significant Accounting and Reporting Policies" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.
On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which will be paid on May 14, 2015. All share data has been adjusted to give retroactive recognition to stock dividends.
Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the property upon completion of the foreclosure; or (ii) the borrower conveying all interest in the property to the creditor to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; or (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 with early adoption permitted.  We early adopted ASU 2014-08 in the third quarter of 2014.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings.  This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction.  ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.”  This update affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S.  Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA).  The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met.  ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 affects the accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

2.    Acquisition
On December 17, 2014, we acquired 100% of the outstanding stock of OmniAmerican Bancorp, Inc. and its wholly-owned subsidiary OmniAmerican Bank (collectively, "Omni") headquartered in Fort Worth, Texas. Omni operated 14 banking offices in Fort Worth, Texas and surrounding areas. We acquired Omni to further expand our presence in the growing Fort Worth market. The operations of Omni were merged into ours as of the date of the acquisition.
The Omni acquisition was accounted for using the purchase method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation remains preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. Subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2014, we continued to evaluate the assets and liabilities assumed.  This evaluation resulted in a $1.4 million adjustment to the fair value of Visa Class B stock included in other investments on the consolidated balance sheets, not previously recorded.  The impact of this adjustment on goodwill, net of deferred tax, is reflected below. For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Omni, see "Note 2 - Acquisition" in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following table reflects the changes in the carrying amount of our goodwill for the three months ended March 31, 2015 (in thousands):

Goodwill

Balance as of December 31, 2014	$91,372
Less: measurement period adjustments	(978)
Balance as of March 31, 2015	$90,394

3.     Earnings Per Share

Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic and Diluted Earnings:
Net income	$9,379	$8,224
Basic weighted-average shares outstanding	25,322	19,761
Add: Stock awards	81	89
Diluted weighted-average shares outstanding	25,403	19,850

Basic Earnings Per Share:	$0.37	$0.41

Diluted Earnings Per Share:	$0.37	$0.41

For the three-month periods ended March 31, 2015 and 2014, there were approximately 10,000 and 26,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income by component are as follows (in thousands):

	Three Months Ended March 31, 2015
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$7	$(21,815)	$(15,570)
Other comprehensive income before reclassifications	9,802	—	—	9,802
Reclassified to income	(2,476)	(4)	531	(1,949)
Income tax (expense) benefit	(2,564)	1	(186)	(2,749)
Net current-period other comprehensive income (loss), net of tax	4,762	(3)	345	5,104
Ending balance, net of tax	$11,000	$4	$(21,470)	$(10,466)

	Three Months Ended March 31, 2014
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$(12)	$(12,369)	$(21,037)
Other comprehensive income before reclassifications	10,287	—	—	10,287
Reclassified to income	(11)	(3)	232	218
Income tax (expense) benefit	(3,597)	1	(81)	(3,677)
Net current-period other comprehensive income (loss), net of tax	6,679	(2)	151	6,828
Ending balance, net of tax	$(1,977)	$(14)	$(12,218)	$(14,209)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (1)	$2,476	$11
Tax expense	(867)	(4)
Net of tax	$1,609	$7

Amortization of pension plan:
Net actuarial loss (2)	$(531)	$(232)
Prior service credit (2)	4	3
Total before tax	(527)	(229)
Tax benefit	185	80
Net of tax	$(342)	$(149)
Total reclassifications for the period, net of tax	$1,267	$(142)

(1) Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(2) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of March 31, 2015 and December 31, 2014 are reflected in the tables below (in thousands):

	March 31, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasuries	$24,646	$507	$—	$25,153	$—	$—	$25,153
U.S. Government Agency Debentures	4,840	78	—	4,918	—	—	4,918
State and Political Subdivisions	237,460	7,823	954	244,329	—	—	244,329
Other Stocks and Bonds	13,089	140	—	13,229	—	—	13,229
Other Equity Securities	6,061	45	—	6,106	—	—	6,106
Mortgage-backed Securities: (1)
Residential	791,207	15,459	197	806,469	—	—	806,469
Commercial	328,813	5,240	382	333,671	—	—	333,671
Total	$1,406,116	$29,292	$1,533	$1,433,875	$—	$—	$1,433,875

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$392,731	$5,095	$9,720	$388,106	$12,286	$889	$399,503
Mortgage-backed Securities: (1)
Residential	48,305	—	65	48,240	2,851	—	51,091
Commercial	207,335	—	6,145	201,190	8,569	32	209,727
Total	$648,371	$5,095	$15,930	$637,536	$23,706	$921	$660,321

	December 31, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasuries	$14,883	$30	$7	$14,906	$—	$—	$14,906
U.S. Government Agency Debentures	4,835	—	7	4,828	—	—	4,828
State and Political Subdivisions	260,535	8,055	906	267,684	—	—	267,684
Other Stocks and Bonds	13,086	153	—	13,239	—	—	13,239
Other Equity Securities	6,061	—	12	6,049	—	—	6,049
Mortgage-backed Securities:(1)
Residential	952,481	12,624	807	964,298	—	—	964,298
Commercial	176,112	1,743	151	177,704	—	—	177,704
Total	$1,427,993	$22,605	$1,890	$1,448,708	$—	$—	$1,448,708

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$393,525	$5,168	$9,870	$388,823	$12,181	$756	$400,248
Mortgage-backed Securities:(1)
Residential	52,287	—	70	52,217	2,871	—	55,088
Commercial	207,624	—	6,345	201,279	5,461	489	206,251
Total	$653,436	$5,168	$16,285	$642,319	$20,513	$1,245	$661,587

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, the Company may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during the three months ended March 31, 2015.

The following table represents the unrealized loss on securities as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$38,943	$325	$23,758	$629	$62,701	$954
Mortgage-backed Securities:
Residential	53,148	119	18,656	78	71,804	197
Commercial	77,243	382	—	—	77,243	382
Total	$169,334	$826	$42,414	$707	$211,748	$1,533
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$10,955	$98	$57,230	$791	$68,185	$889
Mortgage-backed Securities:
Commercial	—	—	6,638	32	6,638	32
Total	$10,955	$98	$63,868	$823	$74,823	$921

	As of December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasuries	$4,968	$7	$—	$—	$4,968	$7
U.S. Government Agency Debentures	4,828	7	—	—	4,828	7
State and Political Subdivisions	28,155	90	44,269	816	72,424	906
Other Equity Securities	6,049	12	—	—	6,049	12
Mortgage-backed Securities:
Residential	347,777	573	27,632	234	375,409	807
Commercial	21,103	54	10,116	97	31,219	151
Total	$412,880	$743	$82,017	$1,147	$494,897	$1,890
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$7,843	$31	$64,946	$725	$72,789	$756
Mortgage-backed Securities:
Commercial	—	—	44,144	489	44,144	489
Total	$7,843	$31	$109,090	$1,214	$116,933	$1,245

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.  When it is determined that a decline in fair value of HTM and AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss do not have other-than-temporary impairment at March 31, 2015. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at March 31, 2015.

The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
U.S. Treasury	$116	$—
U.S. Government Agency Debentures	32	59
State and Political Subdivisions	5,870	5,970
Other Stocks and Bonds	84	52
Mortgage-backed Securities	8,462	7,682
Total interest income on securities	$14,564	$13,763

Of the approximately $2.5 million in net securities gains from the AFS portfolio for the three months ended March 31, 2015, there were $2.5 million in realized gains and $54,000 in realized losses.  Of the $11,000 in net securities gains from the AFS portfolio for the three months ended March 31, 2014, there were $2.9 million in realized gains and $2.9 million in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2015 or 2014. We calculate realized gains and losses on sales of securities under the specific identification method.
The amortized cost, carrying value and fair value of securities at March 31, 2015, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2015
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$5,546	$5,588
Due after one year through five years	17,737	18,151
Due after five years through ten years	73,069	74,408
Due after ten years	183,683	189,482
	280,035	287,629
Mortgage-backed Securities and Other Equity Securities:	1,126,081	1,146,246
Total	$1,406,116	$1,433,875

	March 31, 2015
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$1,078	$1,081
Due after one year through five years	2,927	3,047
Due after five years through ten years	44,464	45,368
Due after ten years	339,637	350,007
	388,106	399,503
Mortgage-backed Securities:	249,430	260,818
Total	$637,536	$660,321

Investment securities and MBS with carrying values of $1.09 billion and $1.12 billion were pledged as of March 31, 2015 and December 31, 2014, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates their fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2015	December 31, 2014
Real Estate Loans:
Construction	$237,236	$243,486
1-4 Family Residential	691,955	689,288
Other	502,476	485,226
Commercial Loans	249,407	235,356
Municipal Loans	252,756	257,492
Loans to Individuals	240,784	270,285
Total Loans (1)	2,174,614	2,181,133
Less: Allowance for Loan Losses	16,926	13,292
Net Loans	$2,157,688	$2,167,841
(1) Includes approximately $727.7 million and $763.3 million of loans acquired with the Omni acquisition as of March 31, 2015 and December 31, 2014, respectively. These loans were measured at fair value at the acquisition date with no carryover of allowance for loan loss. The allowance for loan loss recorded on acquired loans for the three months ended March 31, 2015 was not significant.
Real Estate Construction Loans
Our construction loans are collateralized by property located primarily in the market areas we serve. A majority of our construction loans will be owner-occupied upon completion. Construction loans for speculative projects are financed, but these typically have secondary sources of repayment and collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property. Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
On October 3, 2014, we announced that we intended to sell all of our subprime automobile loans purchased through SFG, as well as the repossessed assets held by SFG.  During the fourth quarter of  2014, the sale of the subprime automobile loans and repossessed assets held by SFG was completed.  As a result, the carrying amount of SFG loans totaling $70.3 million were sold and were therefore not included in our loan portfolio as of December 31, 2014. There have been no subsequent loan pool purchases through SFG since December 2014 and there will be no additional loan pool purchases through SFG. For the three months ended March 31, 2014, SFG purchased loan pools of approximately $20.8 million, net of discount.
Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. Our pools of similar loans include consumer loans and loans secured by 1-4 family loans.

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

•
Pass Watch (Rating 5) – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified; however, particular attention must be accorded such credits due to characteristics such as:

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

Loans, with the exception of loans to individuals and 1-4 family residential loans, that are accruing are reserved for as a group of similar type credits and included in the general portion of the allowance for loan losses. Loans to individuals and 1-4 family residential loans are collectively evaluated and included in the general portion of the allowance for loan losses. Loans considered troubled debt restructurings ("TDR") are evaluated individually for further impairment.
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;

•	Changes in local, regional and national economic and business conditions, including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability, and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.
The following table details activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses	275	573	269	2,065	108	558	3,848
Loans charged off	—	(6)	—	(57)	—	(1,023)	(1,086)
Recoveries of loans charged off	43	11	66	29	—	723	872
Balance at end of period	$2,774	$3,400	$3,360	$5,316	$824	$1,252	$16,926

(1) Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

	Three Months Ended March 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	(10)	536	(164)	3	109	3,659	4,133
Loans charged off	(14)	(22)	—	—	—	(4,732)	(4,768)
Recoveries of loans charged off	12	6	3	58	—	466	545
Balance at end of period	$2,130	$3,797	$2,411	$2,031	$777	$7,641	$18,787

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of March 31, 2015
	Real Estate
	Construction (1)	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$123	$47	$35	$3,601	$201	$36	$4,043
Ending balance – collectively evaluated for impairment	2,651	3,353	3,325	1,715	623	1,216	12,883
Balance at end of period	$2,774	$3,400	$3,360	$5,316	$824	$1,252	$16,926

(1) Included in individually evaluated for impairment is $78,000 in allowance for loan loss for purchased credit impaired ("PCI") loans as of March 31, 2015.

	As of December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$43	$102	$26	$242	$14	$103	$530
Ending balance – collectively evaluated for impairment	2,413	2,720	2,999	3,037	702	891	12,762
Balance at end of period	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	March 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,375	$2,069	$3,006	$15,278	$949	$126	$23,803
Loans collectively evaluated for impairment	234,088	682,659	496,464	224,723	251,807	239,773	2,129,514
Purchased credit impaired loans	773	7,227	3,006	9,406	—	885	21,297
Total ending loan balance	$237,236	$691,955	$502,476	$249,407	$252,756	$240,784	$2,174,614

	December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,461	$2,936	$1,605	$1,011	$699	$310	$9,022
Loans collectively evaluated for impairment (1)	240,240	679,051	480,619	225,168	256,793	268,894	2,150,765
Purchased credit impaired loans (2)	785	7,301	3,002	9,177	—	1,081	21,346
Total ending loan balance	$243,486	$689,288	$485,226	$235,356	$257,492	$270,285	$2,181,133

(1) Includes purchased non impaired loans which were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

(2) PCI loans were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	March 31, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$229,338	$861	$1,340	$5,670	$27	$237,236
1-4 Family Residential	682,231	1,439	1,692	5,534	1,059	691,955
Other	491,551	—	2,544	8,381	—	502,476
Commercial Loans	217,861	768	2,073	18,397	10,308	249,407
Municipal Loans	251,807	—	—	699	250	252,756
Loans to Individuals	239,716	13	—	621	434	240,784
Total	$2,112,504	$3,081	$7,649	$39,302	$12,078	$2,174,614

(1) Includes $1.5 million special mention, $4.6 million substandard, and $8.3 million doubtful of PCI loans as of March 31, 2015.

	December 31, 2014
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful	Total
Real Estate Loans:
Construction	$235,839	$862	$1,394	$5,363	$28	$243,486
1-4 Family Residential	675,952	1,453	1,706	9,167	1,010	689,288
Other	472,449	2,416	2,569	7,792	—	485,226
Commercial Loans	208,202	781	1,044	25,102	227	235,356
Municipal Loans	256,543	—	—	949	—	257,492
Loans to Individuals	269,204	16	—	871	194	270,285
Total	$2,118,189	$5,528	$6,713	$49,244	$1,459	$2,181,133

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

PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, we do not classify these loans as past due or nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. Subsequent to acquisition, we re-assess PCI loans for additional impairment.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2015	At December 31, 2014
Nonaccrual loans (1)	$20,321	$4,096
Accruing loans past due more than 90 days (1)	1	4
Restructured loans (1)	5,782	5,874
Other real estate owned	985	1,738
Repossessed assets	173	565
Total Nonperforming Assets	$27,262	$12,277

(1) Excludes PCI loans measured at fair value at acquisition.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. Loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2015 were $37,000.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	March 31, 2015	December 31, 2014
Real Estate Loans:
Construction	$631	$716
1-4 Family Residential	1,982	2,017
Other	2,096	675
Commercial Loans	14,717	416
Municipal Loans	249	—
Loans to Individuals	646	272
Total	$20,321	$4,096

(1) Excludes PCI loans measured at fair value at acquisition.

Accruing loans past due more than 90 days were not significant.
Loans are considered impaired if, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. The measurement of loss on impaired loans is generally based on the fair value of the collateral if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

At the time a loss is probable in the collection of contractual amounts, specific reserves are allocated.  Loans are charged off to the liquidation value of the collateral net of liquidation costs, if any, when deemed uncollectible or as soon as collection by liquidation is evident.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	March 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,113	$2,375	$2,375	$45
1-4 Family Residential	2,150	2,069	2,069	47
Other	3,031	3,006	3,006	35
Commercial Loans	16,758	15,278	15,278	3,601
Municipal Loans	949	949	949	201
Loans to Individuals	136	126	126	36
Total	$26,137	$23,803	$23,803	$3,965

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,183	$2,461	$2,461	$43
1-4 Family Residential	4,023	3,854	3,854	108
Other	1,622	1,605	1,605	26
Commercial Loans	1,162	1,011	1,011	242
Municipal Loans	699	699	699	14
Loans to Individuals	321	310	310	103
Total (1)	$11,010	$9,940	$9,940	$536

(1) PCI loans are excluded from this table as there was no evidence of further deterioration in credit quality subsequent to the acquisition date that would indicate it is probable that our recorded investment in these loans would not be recoverable.

There were no impaired loans recorded without an allowance as of March 31, 2015 or December 31, 2014.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,777	$—	$118	$1,895	$235,341	$237,236
1-4 Family Residential	6,329	589	306	7,224	684,731	691,955
Other	1,793	54	179	2,026	500,450	502,476
Commercial Loans	132	254	72	458	248,949	249,407
Municipal Loans	2,763	—	—	2,763	249,993	252,756
Loans to Individuals	2,974	423	415	3,812	236,972	240,784
Total	$15,768	$1,320	$1,090	$18,178	$2,156,436	$2,174,614

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$376	$42	$716	$1,134	$242,352	$243,486
1-4 Family Residential	3,511	509	2,017	6,037	683,251	689,288
Other	1,203	—	675	1,878	483,348	485,226
Commercial Loans	397	3	416	816	234,540	235,356
Municipal Loans	—	—	—	—	257,492	257,492
Loans to Individuals	362	66	276	704	269,581	270,285
Total	$5,849	$620	$4,100	$10,569	$2,170,564	$2,181,133

(1) Includes PCI loans measured at fair value at acquisition.

The following table sets forth interest income recognized on impaired loans by class of loans for the periods presented. Average recorded investment of impaired loans is reported on a year-to-date basis (in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$2,401	$23	$1,371	$—
1-4 Family Residential	4,000	17	2,471	12
Other	1,945	13	1,717	12
Commercial Loans	4,530	8	1,480	4
Municipal Loans	761	10	759	—
Loans to Individuals	462	—	3,099	32
Total	$14,099	$71	$10,897	$60

(1) Excludes PCI loans measured at fair value at acquisition.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance at March 31, 2015 and 2014 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$266	$266	2
Other	31	—	—	31	1
Commercial Loans	—	—	762	762	1
Loans to Individuals	—	—	27	27	2
Total	$31	$—	$1,055	$1,086	6

	Three Months Ended March 31, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	—	286	—	286	1
Other	338	—	25	363	2
Commercial Loans	261	—	57	318	3
Loans to Individuals	—	17	47	64	4
Total	$599	$303	$129	$1,031	10

(1) These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the three months ended March 31, 2015 were modified with a combination of interest rate reductions and maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2015 and March 31, 2014 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2015 and 2014, there were no material defaults. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At March 31, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	March 31, 2015	December 31, 2014
Outstanding principal balance	$31,584	$32,572
Carrying amount	$21,297	$21,346

The following table presents the changes of the accretable yield during the periods for PCI loans (in thousands):

	March 31, 2015	December 31, 2014
Balance at beginning of period	$1,820	$—
Additions	—	—
Additions due to acquisition	—	1,898
Accretion	(524)	(78)
Balance at end of period	$1,296	$1,820
7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
FHLB Advances (1)	$549,545	$600,052

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$609,856	$660,363

(1)	At March 31, 2015, the weighted average cost of these advances was 1.32%. Long-term FHLB Advances have maturities ranging from July 2016 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.2154% through June 29, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.5546% through April 29, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.5206% through June 14, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.0615% through May 25, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 180 basis points.

8.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2015	2014	2015	2014	2015	2014
Service cost	$476	$448	$—	$—	$73	$69
Interest cost	857	872	59	—	135	136
Expected return on assets	(1,422)	(1,412)	(73)	—	—	—
Net actuarial loss recognition	383	131	—	—	148	101
Prior service (credit) cost amortization	(6)	(4)	—	—	2	1
Net periodic benefit cost	$288	$35	$(14)	$—	$358	$307

Employer Contributions.  For the three months ended March 31, 2015, contributions of $60,000 have been made to our restoration plan. We do not anticipate contributing to either of our defined benefit pension plans in 2015.

9.     Share-based Incentive Plans

2009 Incentive Plan

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,407,103 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers. During the three months ended March 31, 2015, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan. During the three months ended March 31 2014, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.

As of March 31, 2015, there were 299,306 unvested awards outstanding.  For the three months ended March 31, 2015, there was share-based compensation expense of $273,000 with an associated income tax benefit for the three months of $95,000. As of March 31, 2014, there were 424,169 unvested awards outstanding.  Share-based compensation expense for the three months ended March 31, 2014 was $286,000 with an associated income tax benefit for the three months of $100,000.

As of March 31, 2015 and 2014, there was $2.2 million and $2.8 million of unrecognized compensation cost, respectively, related to the unvested awards outstanding. The remaining cost at March 31, 2015 is expected to be recognized over a weighted-average period of 2.8 years.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the three months ended March 31, 2015 and 2014, there were 2,974 and 2,515 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

The following table presents activity related to our RSUs and NQSOs as of March 31, 2015.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2015	821,604	31,753	$21.75	419,334	$19.88	$6.00
Granted	(68,098)	15,097	25.46	53,001	25.46	7.25
Stock options exercised	—	—	—	(2,974)	17.74	5.28
Stock awards vested	—	—	—	—	—	—
Forfeited	13,000	(1,700)	25.23	(11,300)	22.52	6.63
Canceled/expired	—	—	—	—	—	—
Balance, March 31, 2015	766,506	45,150	$22.86	458,061	$20.47	$6.13

Other information regarding options outstanding and exercisable as of March 31, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$15.79	-	$25.46	458,061	$20.47	7.77	203,905	$18.42
Total			458,061	$20.47	7.77	203,905	$18.42

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option) of outstanding stock options and exercisable stock options was $3.1 million and $1.8 million at March 31, 2015, respectively.

Cash received from stock options exercised for the three months ended March 31, 2015 and 2014 was $53,000 and $42,000, respectively. The total intrinsic value related to stock options exercised during the three months ended March 31, 2015 and 2014, was approximately $28,000 and $24,000, respectively.

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

Valuation techniques including the market approach, the income approach and/or the cost approach are utilized to determine fair value.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Valuation policies and procedures are determined by our investment department and reported to our Asset/Liability Committee ("ALCO") for review.  An entity must consider all aspects of nonperforming risk, including the entity’s own credit standing, when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  A fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

We review the prices supplied by the independent pricing services for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In addition, we obtain an understanding of their underlying pricing methodologies and their Statement on Standards for Attestation Engagements-Reporting on Controls of a Service Organization (“SSAE 16”). We validate prices supplied by the independent pricing services by comparison to prices obtained from, in most cases, three additional third party sources. For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

Loans Held for Sale – These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs. Based on our estimates of fair value, no valuation allowance was recognized as of March 31, 2015 or December 31, 2014.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2015 and December 31, 2014, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2015, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasuries	$25,153	$25,153	$—	$—
U.S. Government Agency Debentures	4,918	—	4,918	—
State and Political Subdivisions	244,329	—	244,329	—
Other Stocks and Bonds	13,229	—	13,229	—
Other Equity Securities	6,106	6,106	—	—
Mortgage-backed Securities: (1)
Residential	806,469	—	806,469	—
Commercial	333,671	—	333,671	—
Total recurring fair value measurements	$1,433,875	$31,259	$1,402,616	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,158	$—	$—	$1,158
Impaired loans (2)	19,838	—	—	19,838
Total nonrecurring fair value measurements	$20,996	$—	$—	$20,996

	As of December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasuries	$14,906	$14,906	$—	$—
U.S. Government Agency Debentures	4,828	—	4,828	—
State and Political Subdivisions	267,684	—	267,684	—
Other Stocks and Bonds	13,239	—	13,239	—
Other Equity Securities	6,049	6,049	—	—
Mortgage-backed Securities: (1)
Residential	964,298	—	964,298	—
Commercial	177,704	—	177,704	—
Total recurring fair value measurements	$1,448,708	$20,955	$1,427,753	$—

Nonrecurring fair value measurements
Foreclosed assets	$2,303	$—	$—	$2,303
Impaired loans (2)	9,404	—	—	9,404
Total nonrecurring fair value measurements	$11,707	$—	$—	$11,707

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet is required when it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Such techniques and assumptions, as they apply to individual categories of our financial instruments, are as follows:

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

Federal funds purchased and repurchase agreements - Federal funds purchased generally have original terms to maturity of one day and repurchase agreements generally have terms of less than one year, and therefore both, are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$107,178	$107,178	$107,178	$—	$—
Investment securities:
Held to maturity, at carrying value	388,106	399,503	—	399,503	—
Mortgage-backed securities:
Held to maturity, at carrying value	249,430	260,818	—	260,818	—
FHLB stock and other investments, at cost	45,237	45,237	—	45,237	—
Loans, net of allowance for loan losses	2,157,688	2,129,587	—	—	2,129,587
Loans held for sale	4,096	4,096	—	4,096	—
Financial Liabilities:
Retail deposits	$3,495,340	$3,493,430	$—	$3,493,430	$—
Federal funds purchased and repurchase agreements	2,127	2,127	—	2,127	—
FHLB advances	690,789	683,933	—	683,933	—
Long-term debt	60,311	43,844	—	43,844	—

		Estimated Fair Value
December 31, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,655	$84,655	$84,655	$—	$—
Investment securities:
Held to maturity, at carrying value	388,823	400,248	—	400,248	—
Mortgage-backed securities:
Held to maturity, at carrying value	253,496	261,339	—	261,339	—
FHLB stock and other investments, at cost	43,871	43,871	—	43,871	—
Loans, net of allowance for loan losses	2,167,841	2,140,088	—	—	2,140,088
Loans held for sale	2,899	2,899	—	2,899	—
Financial Liabilities:
Retail deposits	$3,374,417	$3,369,784	$—	$3,369,784	$—
Federal funds purchased and repurchase agreements	4,237	4,237	—	4,237	—
FHLB advances	897,420	886,087	—	886,087	—
Long-term debt	60,311	43,860	—	43,860	—

As discussed earlier, the fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon assumptions used.  Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented in the above fair value table do not necessarily represent their underlying value.

11.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Current income tax expense	$3,438	$2,016
Deferred income tax (benefit) expense	(1,535)	(857)
Income tax expense	$1,903	$1,159

Net deferred tax assets totaled $11.0 million at March 31, 2015 and $12.7 million at December 31, 2014. The decrease in net deferred tax assets resulted from an increase in unrealized gains on securities available for sale. No valuation allowance for deferred tax assets was recorded at March 31, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. There was approximately $50,000 in unrecognized tax benefits at March 31, 2015.

We recognized income tax expense of $1.9 million, for an effective tax rate of 16.9%, for the three months ended March 31, 2015, compared to income tax expense of $1.2 million, for an effective tax rate of 12.4%, for the three months ended March 31, 2014. The higher effective tax rate for the three months ended March 31, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2014. We file income tax returns in the U.S. federal jurisdiction and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2015	At December 31, 2014
Unused commitments:
Commitments to extend credit	$425,712	$373,255
Standby letters of credit	6,387	6,222
Total	$432,099	$379,477

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

Securities. In the normal course of business we buy and sell securities. There were $13.1 million and $6.0 million of unsettled trades to purchase securities at March 31, 2015 and December 31, 2014, respectively. There were $1.8 million and $57.2 million unsettled trades to sell securities as of March 31, 2015 and December 31, 2014, respectively.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2015 or December 31, 2014.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.
We reported an increase in net income for the three months ended March 31, 2015 compared to the same period in 2014.  Net income for the three months ended March 31, 2015 was $9.4 million compared to $8.2 million for the same period in 2014.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

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

•
current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”) and other regulatory responses to economic conditions;

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine the necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
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
As of March 31, 2015, our review of the loan portfolio indicated that a loan loss allowance of $16.9 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6– Loans and Allowance for Probable Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Impairment of Investment Securities and Mortgage-backed Securities.  Investment and MBS classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive (loss) income,” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity ("HTM") are subject to our review to identify when a decline in value is other-than-temporary.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  Factors considered in determining whether a decline in value is other-than-temporary include: (1) whether the decline is substantial, the duration of the decline and the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets, we consider expected cash flows of the investment in determining if impairment exists.
Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2014.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At March 31, 2015, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.14%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
Off-Balance-Sheet Arrangements, Commitments and Contingencies
Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2015 and December 31, 2014 are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB, and when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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
During the quarter ended March 31, 2015, we sold U.S. Agency MBS, collateralized mortgage obligations (“CMO”), municipal securities and U.S. Treasury notes that resulted in an overall gain on the sale of AFS securities of $2.5 million. During the first quarter of 2015, we sold longer duration municipal securities to allow for growth in the tax-free municipal loan portfolio. We also sold approximately $148 million of U.S. Agency low coupon MBS with longer payment windows from the Omni acquired securities portfolio as a part of a restructuring of that portfolio.  We primarily purchased premium CMOs with favorable expected returns in relation to risk, CMBS and, to a lesser extent, U.S. Treasury notes.  Our total investment securities and U.S. Agency MBS decreased from $2.09 billion at December 31, 2014 to $2.07 billion at March 31, 2015. The total unamortized premium for our MBS was $37.2 million and $27.4 million at March 31, 2015 and 2014, respectively.
At March 31, 2015, securities increased as a percentage of assets to 43.8% as compared to 43.5% at December 31, 2014.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own and funding needs and funding sources will continue to be reevaluated. Should the economics of purchasing securities remain the same or decrease, we will likely allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we could strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings decreased 23.0%, or $206.6 million, to $690.8 million at March 31, 2015 from $897.4 million at December 31, 2014, due primarily to the increase in deposits and the decrease in the securities portfolio. During the three months ended March 31, 2015, our long-term FHLB advances decreased $50.5 million, to $549.5 million from $600.1 million at December 31, 2014. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our brokered CDs were$23.4 million at March 31, 2015 and December 31, 2014. All of the brokered CDs, except for one $5.0 million CD, are long-term with short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  When looking at deposits without brokered CDs, the overall decrease in brokered CDs and FHLB advances resulted in a decrease in our total wholesale funding as a percentage of deposits, to 20.6% at March 31, 2015 from 22.4% at March 31, 2014 and 27.5% at December 31, 2014.

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
Net interest income for the three months ended March 31, 2015 was $33.8 million, an increase of $5.9 million, or 21.1%, compared to the same period in 2014 as a result of an increase in interest income on loans and MBS.  This is a result of our average interest earning assets increasing $1.10 billion, or 33.4%, during the three months ended March 31, 2015, when compared to the same period in 2014, which was partially offset by a decrease during the three months ended March 31, 2015, in which our net interest spread and net interest margin decreased to 3.42% and 3.50%, respectively, from 3.80% and 3.93%, respectively, for the same period in 2014.
During the three months ended March 31, 2015, total interest income increased $6.4 million, or 19.8%, to $38.6 million compared to $32.2 million for the same period in 2014.  The increase in total interest income was the result of the increase in average interest earning assets of $1.10 billion, or 33.4%, from $3.28 billion for the three months ended March 31, 2014 to $4.38 billion for the same period in 2015, while partially offset by a decrease in the average yield on earning assets from 4.46% for the three months ended March 31, 2014 to 3.95% for the three months ended March 31, 2015.  Total interest expense increased $469,000, or 10.8%, to $4.8 million, during the three months ended March 31, 2015, as compared to $4.3 million during the same period in 2014.  The increase was attributable to an increase in average interest bearing liabilities of $1.05 billion, or 39.4%, from $2.66 billion for the three months ended March 31, 2014, to $3.70 billion for the same period in 2015, while partially offset by a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2015, to 0.53% from 0.66% for the same period in 2014.
During the three months ended March 31, 2015, average loans increased $824.6 million, or 60.4%, to $2.19 billion, when compared to $1.36 billion for the same period in 2014.  The increase in loans was primarily a result of the acquisition of Omni.  The average yield on loans decreased from 5.76% for the three months ended March 31, 2014, to 4.62% for the three months ended March 31, 2015, due to overall lower interest rates and the higher yield SFG purchased automobile loans included in the portfolio during the three months ended March 31, 2014. Interest income on loans increased $5.6 million, or 30.2%, to $23.9 million for the three months ended March 31, 2015, when compared to $18.4 million for the same period in 2014 as a result of the increase in the average balance which was partially offset by a decrease in the average yield. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and MBS increased $269.2 million, or 14.8%, from $1.82 billion to $2.09 billion, for the three months ended March 31, 2015 when compared to the same period in 2014.  At March 31, 2015, substantially all of our MBS were fixed rate securities.  The overall yield on average investment and MBS decreased to 3.41% during the three months ended March 31, 2015, from 3.71% during the same period in 2014.  Interest income on investment and MBS increased $801,000 during the three months ended March 31, 2015, or 5.8%, compared to the same period in 2014 due to an increase in the average balance which was partially offset by a decrease in the average yield.   The decrease in the overall yield on average investment and MBS for the three months ended March 31, 2015 primarily reflects an overall higher interest rate environment during 2014, the purchase of lower yielding securities when compared to those securities paying off, maturing or sold and the addition of Omni's securities portfolio at fair value in a low interest rate environment.

Average interest earning deposits decreased $10.8 million, or 15.6%, to $58.6 million for the three months ended March 31, 2015, when compared to $69.4 million for the same period in 2014.  Interest income from interest earning deposits was $34,000 and $43,000 for the three months ended March 31, 2015 and 2014, respectively.  The decrease in interest income from interest earning deposits was the result of the decrease in the average balance and average yield from 0.25% for the three months ended March 31, 2014 to 0.24% for the same period in 2015.
During the three months ended March 31, 2015, our average loans and average securities increased when compared to the same period in 2014. Average loans increased to 50.0% of average total interest earning assets for the three months ended March 31, 2015 as compared to 41.6% for the same period in 2014. Average total securities as a percentage of average total interest earning assets was 48.7% and 56.3% for the three months ended March 31, 2015, and 2014, respectively. The other interest earning asset categories averaged 1.3% and 2.1% for the three months ended March 31, 2015 and 2014, respectively.
Total interest expense increased $469,000, or 10.8%, to $4.8 million during the three months ended March 31, 2015, as compared to $4.3 million during the same period in 2014.  The increase was primarily attributable to the increase in average interest bearing liabilities of $1.05 billion, or 39.4%, for the three months ended March 31, 2015 compared to the same period in 2014 which was partially offset by the decrease from the average rate paid of 0.66% for the three months ended March 31, 2014, to 0.53% for the three months ended March 31, 2015.  This increase in average interest bearing liabilities was primarily the result of the acquisition of Omni and included increases in interest bearing deposits of $787.7 million, or 39.3%, short-term interest bearing liabilities of $182.9 million, or 204.5% and long-term FHLB advances of $75.1 million, or 15.0%.
Our average total deposits increased $898.0 million, or 35.3%, from $2.54 billion for the three months ended March 31, 2014 to $3.44 billion for the three months ended March 31, 2015. The increase in our average total deposits was primarily the result of the Omni acquisition in the fourth quarter of 2014. Average interest bearing deposits increased $787.7 million, or 39.3%, from $2.00 billion for the three months ended March 31, 2014 to $2.79 billion for the same period in 2015, while the average rate paid decreased from 0.43% for the three months ended March 31, 2014, to 0.37% for the three months ended March 31, 2015.  Average time deposits increased $225.9 million, or 35.4%, from $637.5 million for the three months ended March 31, 2014 to $863.5 million for the same period in 2015, while the average rate paid decreased to 0.64% for the three months ended March 31, 2015, as compared to 0.74% for the same period in 2014.  Average interest bearing demand deposits increased $443.5 million, or 35.3%, for the three months ended March 31, 2015 when compared to the same period in 2014, while the average rate paid decreased to 0.27% for the three months ended March 31, 2015, as compared to 0.30% for the same period in 2014.  Average savings deposits increased $118.3 million, or 105.9%, for the three months ended March 31, 2015 when compared to the same period in 2014, while the average rate paid decreased to 0.09% for the three months ended March 31, 2015, as compared to 0.13% for the same period in 2014.  Interest expense for interest bearing deposits for the three months ended March 31, 2015, increased $413,000, or 19.5%, when compared to the same period in 2014, due to an increase in the average balance which more than offset the decrease in the average yield. Average noninterest bearing demand deposits increased $110.2 million, or 20.6%, during the three months ended March 31, 2015 compared to the same period in 2014.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 74.9% of total average deposits during both the three months ended March 31, 2015 and 2014.
At March 31, 2015 and December 31, 2014, we had $23.4 million in brokered CDs which represented 0.7% of deposits for both periods, all with maturities of less than five years.
For the three months ended March 31, 2015, average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $272.3 million, an increase of $182.9 million, or 204.5%, when compared to the same period in 2014.  Average short-term interest bearing liabilities increased due to the acquisition of Omni in the fourth quarter of 2014. Interest expense associated with short-term interest bearing liabilities increased $71,000, or 100.0%, for the three months ended March 31, 2015 compared to the same period in 2014, while the average rate paid decreased to 0.21% for the three months ended March 31, 2015, compared to 0.32% for the same period in 2014.

Average long-term interest bearing liabilities consisting of FHLB advances increased $75.1 million, or 15.0%, during the three months ended March 31, 2015 to $576.2 million, as compared to $501.1 million for the three months ended March 31, 2014.  Interest expense associated with long-term FHLB advances decreased $16,000, or 0.9%, and the average rate paid decreased to 1.26% for the three months ended March 31, 2015, when compared to 1.46% for the same period in 2014.   The increase in the average long-term FHLB advances during the three months ended March 31, 2015, when compared to the same periods in 2014, was due to the continued use of long-term advances as a hedge against future potential high interest rates.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three months ended March 31, 2015 and 2014, respectively.  Interest expense associated with long-term debt increased slightly for the three months ended March 31, 2015 compared to the same period in 2014, as a result of a slight increase in the average yield during the three months ended March 31, 2015.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	March 31, 2015			March 31, 2014
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,189,163	$24,938	4.62%	$1,364,571	$19,375	5.76%
Loans Held For Sale	1,987	28	5.71%	425	5	4.77%
Securities:
Investment Securities (Taxable)(4)	49,437	237	1.94%	26,436	123	1.89%
Investment Securities (Tax-Exempt)(3)(4)	645,231	8,834	5.55%	643,343	8,842	5.57%
Mortgage-backed Securities (4)	1,392,606	8,462	2.46%	1,148,259	7,682	2.71%
Total Securities	2,087,274	17,533	3.41%	1,818,038	16,647	3.71%
FHLB stock and other investments, at cost	43,886	93	0.86%	31,619	70	0.90%
Interest Earning Deposits	58,576	34	0.24%	69,392	43	0.25%
Total Interest Earning Assets	4,380,886	42,626	3.95%	3,284,045	36,140	4.46%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	57,367			45,991
Bank Premises and Equipment	112,635			52,286
Other Assets	282,421			121,102
Less: Allowance for Loan Loss	(13,625)			(18,648)
Total Assets	$4,819,684			$3,484,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$229,946	53	0.09%	$111,687	35	0.13%
Time Deposits	863,477	1,362	0.64%	637,546	1,163	0.74%
Interest Bearing Demand Deposits	1,699,225	1,114	0.27%	1,255,678	918	0.30%
Total Interest Bearing Deposits	2,792,648	2,529	0.37%	2,004,911	2,116	0.43%
Short-term Interest Bearing Liabilities	272,302	142	0.21%	89,440	71	0.32%
Long-term Interest Bearing Liabilities – FHLB Dallas	576,199	1,792	1.26%	501,066	1,808	1.46%
Long-term Debt (5)	60,311	353	2.37%	60,311	352	2.37%
Total Interest Bearing Liabilities	3,701,460	4,816	0.53%	2,655,728	4,347	0.66%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	645,573			535,349
Other Liabilities	40,058			25,540
Total Liabilities	4,387,091			3,216,617
SHAREHOLDERS’ EQUITY	432,593			268,159
Total Liabilities and Shareholders’ Equity	$4,819,684			$3,484,776
NET INTEREST INCOME		$37,810			$31,793
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.50%			3.93%
NET INTEREST SPREAD			3.42%			3.80%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,050 and $1,017 for the three months ended March 31, 2015 and 2014, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $2,969 and $2,884 for the three months ended March 31, 2015 and 2014, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of March 31, 2015 and 2014, loans totaling $20,321 and $5,869, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2015, these investments were 13.1% of total assets as compared with 12.9% for December 31, 2014 and 15.1% for March 31, 2014.  The increase to 13.1% at March 31, 2015 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2015.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At March 31, 2015, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $798.7 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.
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
Noninterest income was $11.0 million for the three months ended March 31, 2015, compared to $5.8 million for the same period in 2014, an increase of $5.2 million, or 90.3%.  The increase in noninterest income for the three months ended March 31, 2015 when compared to the same period in 2014 was due primarily to the increase in the net gain on sale of AFS securities. Other increases occurred in deposit services income, BOLI income, and increases in brokerage services income as well as building lease income, both included in other income, primarily as a result of the acquisition of Omni in December 2014.
During the three months ended March 31, 2015, we pro-actively managed the investment portfolio and adjusted the securities acquired in the Omni acquisition to meet our investment objectives. We primarily sold U.S. Agency MBS, CMOs, municipal securities and U.S. Treasury notes that resulted in a net gain on sale of AFS securities of $2.5 million compared to $11,000 for the same period in 2014.  The fair value of the AFS securities portfolio at March 31, 2015 was $1.43 billion with a net unrealized gain on that date of $27.8 million.  The net unrealized gain was comprised of $29.3 million in unrealized gains and $1.5 million in unrealized losses.  The fair value of the HTM securities portfolio at March 31, 2015 was $660.3 million with a net unrealized gain on that date of $12.0 million.  The net unrealized gain was comprised of $28.8 million in unrealized gains and approximately $16.9 million in unrealized losses.

Deposit services income increased $1.4 million, or 37.1%, for the three months ended March 31, 2015, when compared to the same period in 2014.  The increase for the three months ended March 31, 2015 was due primarily to an increase in ATM and debit card income as well as service charges on deposit accounts and NSF and overdraft income primarily as a result of the acquisition of Omni.
Gain on sale of loans increased $297,000, or 371.3%, for the three months ended March 31, 2015, when compared to the same period in 2014.  The increase for the three months ended March 31, 2015 was due to an increase in the amount of loans sold and the related servicing release and secondary market fees primarily as a result of the acquisition of Omni.
Bank owned life insurance increased $355,000, or 113.1%, for the three months ended March 31, 2015, when compared to the same period in 2014.  The increase for the three months ended March 31, 2015 was due to the addition of approximately $45.0 million in BOLI acquired in the acquisition of Omni in the fourth quarter of 2014.
Other income increased $661,000, or 67.2%, for the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to an increase in brokerage service income as well as building lease income as a result of the acquisition of Omni in the fourth quarter of 2014.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits. Noninterest expense increased primarily due to expenses associated with the assumption of the operations of Omni which are reflected primarily in salaries and employee benefits and software and data processing expense. We also experienced a decrease in salaries and employee benefits as well as occupancy expense for the three months ended March 31, 2015, related to the dissolution of SFG Finance ("SFG") during the fourth quarter of 2014.
Noninterest expense was $29.7 million for the three months ended March 31, 2015, compared to $20.2 million for the same period in 2014, representing an increase of $9.5 million, or 47.2%, for the three months ended March 31, 2015.
Salaries and employee benefits expense increased $5.1 million, or 38.9%, during the three months ended March 31, 2015, when compared to the same period in 2014.  The increase for the three months ended March 31, 2015, was primarily the result of the additional employees added as a result of the acquisition of Omni and to a lesser extent, the increase in retirement expense, direct salary expense and increased health insurance expense.
Direct salary expense and payroll taxes increased $4.3 million, or 37.2%, during the three months ended March 31, 2015, when compared to the same period in 2014. This increase was due to non-recurring salary payments as well as additional salary for the employees added associated with the acquisition of Omni, and to a lesser extent, normal salary increases effective in the first quarter of 2015. This increase was partially offset by the decrease in salary expense related to the dissolution of SFG.
Retirement expense, included in salary and benefits, increased $478,000, or 91.2%, for the three months ended March 31, 2015, when compared to the same period in 2014.  The increase was primarily related to the increase in the defined benefit plan expense due to the funded status of the plan and the decrease in the discount rate to 4.14% from 5.06% for the same period in 2014.
Health and life insurance expense, included in salary and benefits, increased $292,000, or 31.2%, for the three months ended March 31, 2015, when compared to the same period in 2014.  The increase for the three months ended March 31, 2015 was due to increased health claims expense and plan administrative cost for the comparable period of time as well as the acquisition of Omni in the fourth quarter of 2014.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2015.
Occupancy expense increased $1.7 million, or 97.2%, for the three months ended March 31, 2015, when compared to the same period in 2014, due to the addition of 14 branches upon the acquisition of Omni in the fourth quarter of 2014, while partially offset by a decrease in expenses related to SFG.

Advertising, travel & entertainment expenses increased $114,000, or 21.0%, when compared to the same period in 2014, due to expenses related to the acquisition of Omni.
ATM and debit card expense increased $362,000, or 114.2%, for the three months ended March 31, 2015, as compared to the same period in 2014 due primarily to the addition of 21 ATMs as a result of the acquisition of Omni.
Professional fees decreased $185,000, or 20.0%, for the three months ended March 31, 2015, when compared to the same period in 2014, due to a decrease in accounting and audit fees for Southside Bank and a decrease in accounting and legal fees related to SFG.
Software and data processing expenses increased $530,000, or 105.8%, for the three months ended March 31, 2015, as compared to the same period in 2014 due primarily to the addition of software applications and integration costs in connection with the acquisition of Omni.
Telephone and communication expense increased $191,000, or 68.7%, for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to the addition of 14 branches as a result of the acquisition of Omni while partially offset by a decrease related to SFG.
FDIC insurance increased $190,000, or 42.4%, for the three months ended March 31, 2015, as compared to the same period in 2014 due to an increase in the total assessment base which is average consolidated total assets less average tangible equity.
Other expenses increased $1.5 million, or 65.9%, or the three months ended March 31, 2015, as compared to the same period in 2014 due primarily to increases in amortization expense related to the core deposit intangible, losses associated with check cards, losses on other real estate owned ("OREO"), the retirement of assets in the dissolution of SFG, brokerage services expense, supplies expense and equipment expense related to the acquisition of Omni. Other expenses were partially offset by decreases in repossession expenses related to SFG.
Income Taxes
Pre-tax income for the three months ended March 31, 2015 was $11.3 million compared to $9.4 million for the same period in 2014.  We recorded income tax expense of $1.9 million for the three months ended March 31, 2015, compared to $1.2 million for the same period in 2014. The effective tax rate as a percentage of pre-tax income was 16.9% for the three months ended March 31, 2015, compared to an effective tax rate as a percentage of pre-tax income of 12.4% , for the same period in 2014.  The increase in the effective tax rate for the three months ended March 31, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same period in 2014. The decrease in tax-exempt income as a percentage of pre-tax income was primarily due to the increase in our other income items increasing in a greater proportion of total income for the three months ended March 31, 2015 compared to the same period in 2014. Net deferred tax assets totaled $11.0 million at March 31, 2015, as compared to $12.7 million at December 31, 2014. The decrease in net deferred tax assets resulted from an increase in unrealized gains on securities available for sale.

Capital Resources
Our total shareholders' equity at March 31, 2015, was $434.8 million, representing an increase of 2.3%, or $9.6 million, from December 31, 2014, and represented 9.2% of total assets at March 31, 2015, compared to 8.8% of total assets at December 31, 2014.
Increases to our shareholders’ equity primarily consisted of net income of $9.4 million, a decrease in accumulated other comprehensive loss of $5.1 million, the issuance of $304,000 in common stock (9,983 shares) through our dividend re-investment plan and stock compensation expense of $273,000. These increases were partially offset by $5.5 million in cash dividends paid.
On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which is scheduled to be paid on May 14, 2015.

As a result of new regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015 (the "Updated Capital Rules"). The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
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
Under the previous capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining capital ratios. Under the Updated Capital Rules, the company has elected to permanently exclude capital in accumulated other comprehensive income in Common Equity Tier 1 capital, Tier 1 capital, and Total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets.
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
Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of March 31, 2015, we met all capital adequacy requirements to which we were subject.
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
To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
March 31, 2015	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$351,414	14.19%	$111,460	4.50%	N/A	N/A
Bank Only	$393,168	15.91%	$111,223	4.50%	$160,655	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$406,305	16.40%	$148,614	6.00%	N/A	N/A
Bank Only	$393,168	15.91%	$148,297	6.00%	$197,730	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$423,948	17.12%	$198,152	8.00%	N/A	N/A
Bank Only	$410,811	16.62%	$197,730	8.00%	$247,162	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$406,305	8.63%	$188,215	4.00%	N/A	N/A
Bank Only	$393,168	8.37%	$187,945	4.00%	$234,932	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of March 31, 2015, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Return on Average Assets	0.79%	0.96%
Return on Average Shareholders' Equity	8.79	12.44
Dividend Payout Ratio – Basic	62.16	51.22
Dividend Payout Ratio – Diluted	62.16	51.22
Average Shareholders' Equity to Average Total Assets	8.98	7.70

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2014.  There were no substantial changes in these concentrations during the three months ended March 31, 2015.  Substantially all of our loan originations are made to borrowers who live in and conduct business in our primary market area, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Prior to the sale of SFG during the fourth quarter of 2014, we purchased portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represented existing subprime automobile loans with payment histories that were collateralized by new and used automobiles.

Our loan growth may accelerate in the future when the economy in the markets we serve improves and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans decreased $6.5 million, or 0.3%, to $2.17 billion for the three months ended March 31, 2015 from $2.18 billion at December 31, 2014, and increased $804.2 million, or 58.7%, from $1.37 billion at March 31, 2014.  Average loans increased $824.6 million, or 60.4%, during the three months ended March 31, 2015 when compared to the same period in 2014.

Our market areas to date have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country experienced in recent years.  However, we did experience a slight slowdown as a result of the real estate led downturn across the country during 2008 and continuing into 2011. During 2012 and 2013, our markets stabilized and in some cases strengthened. A more severe decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals for the periods presented:

	At March 31, 2015	At December 31, 2014	At March 31, 2014
	(in thousands)
Real Estate Loans:
Construction	$237,236	$243,486	$135,237
1-4 Family Residential	691,955	689,288	395,809
Other	502,476	485,226	272,868
Commercial Loans	249,407	235,356	154,524
Municipal Loans	252,756	257,492	240,114
Loans to Individuals	240,784	270,285	171,841
Total Loans	$2,174,614	$2,181,133	$1,370,393
Total Loans decreased for the three months ended March 31, 2015, as a result of the continued roll off of the indirect automobile loan portfolio and payoffs in our construction and municipal loan portfolios. The increase in our 1-4 family residential loans, constructions loans, other real estate loans, loans to individuals and commercial loans at March 31, 2015 compared to March 31, 2014, was due primarily to the acquisition of Omni and increased activity in the Austin and Dallas-Fort Worth markets.
Construction loans decreased $6.3 million, or 2.6%, to $237.2 million at March 31, 2015, from $243.5 million at December 31, 2014, and increased $102.0 million, or 75.4%, from $135.2 million at March 31, 2014.
Our 1-4 family residential mortgage loans increased $2.7 million, or 0.4%, to $692.0 million at March 31, 2015, from $689.3 million at December 31, 2014, and $296.1 million, or 74.8%, from $395.8 million at March 31, 2014. Our 1-4 residential mortgage loans continued to increase for the three months ended March 31, 2015 compared to December 31, 2014, due primarily to the low interest rate environment.
Other real estate loans, which are comprised primarily of commercial real estate loans, increased $17.3 million, or 3.6%, to $502.5 million at March 31, 2015, from $485.2 million at December 31, 2014, and increased $229.6 million, or 84.1%, from $272.9 million at March 31, 2014. Our other real estate loans continued to increase for the three months ended March 31, 2015 compared to December 31, 2014, primarily as a result of the continued growth in our Austin and Dallas-Fort Worth markets.
Commercial loans increased $14.1 million, or 6.0%, to $249.4 million at March 31, 2015, from $235.4 million at December 31, 2014, and increased $94.9 million, or 61.4%, from $154.5 million at March 31, 2014.
Municipal loans decreased $4.7 million, or 1.8%, to $252.8 million at March 31, 2015, from $257.5 million at December 31, 2014, and increased $12.6 million, or 5.3%, from $240.1 million at March 31, 2014.
Loans to individuals decreased $29.5 million, or 10.9%, to $240.8 million at March 31, 2015, from $270.3 million at December 31, 2014, and increased $68.9 million, or 40.1%, from $171.8 million at March 31, 2014.
Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. Our pools of similar loans include consumer loans and loans secured by 1-4 family loans.

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
As of March 31, 2015, our review of the loan portfolio indicated that a loan loss allowance of $16.9 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2015, the allowance for loan losses increased $3.6 million, or 27.3%, to $16.9 million, or 0.78% of total loans, when compared to $13.3 million, or 0.61% of total loans, at December 31, 2014, as a result of the additional provision associated with the increase of impaired loans. The allowance for loan losses as a percentage of total loans decreased from the comparable period in 2014 from 1.37%, as a result of the loans acquired in connection with the Omni acquisition measured at fair value at the acquisition date with no carryover of the allowance for loan loss and the sale of the loans purchased by SFG, both of which occurred in the fourth quarter of 2014.

For the three months ended March 31, 2015, loan charge-offs were $1.1 million, and recoveries were $0.9 million, resulting in net charge-offs of $0.2 million. For the three months ended March 31, 2014, loan charge-offs were $4.8 million, and recoveries were $545,000, resulting in net charge-offs of $4.2 million. The decrease in net charge-offs for the three months ended March 31, 2015, was primarily due to the decrease in the level of charge-offs in the consumer portfolio as compared to the same period last year. The necessary provision expense was estimated at $3.8 million for the three months ended March 31, 2015, from $4.1 million for the comparable period in 2014.
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
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2015	At December 31, 2014	At March 31, 2014
Nonaccrual loans	$20,321	$4,096	$5,869
Accruing loans past due more than 90 days	1	4	—
Restructured loans	5,782	5,874	4,090
Other real estate owned	985	1,738	476
Repossessed assets	173	565	454
Total Nonperforming Assets	$27,262	$12,277	$10,889

	At March 31, 2015	At December 31, 2014	At March 31, 2014
Asset Quality Ratios:
Nonaccruing loans to total loans	0.93%	0.19%	0.43%
Allowance for loan losses to nonaccruing loans	83.29	324.51	320.11
Allowance for loan losses to nonperforming assets	62.09	108.27	172.53
Allowance for loan losses to total loans	0.78	0.61	1.37
Nonperforming assets to total assets	0.58	0.26	0.32
Net charge-offs to average loans	0.04	1.44	1.26
Total nonperforming assets at March 31, 2015 were $27.3 million, an increase of $15.0 million, or 122.1%, from $12.3 million at December 31, 2014 and an increase of $16.4 million, or 150.4%, from $10.9 million at March 31, 2014.  The increase in nonperforming assets for the three months ended March 31, 2015 as compared to December 31, 2014 was primarily due to the downgrade of one large commercial borrowing relationship to impaired status.

From December 31, 2014 to March 31, 2015, nonaccrual loans increased $16.2 million, or 396.1%, to $20.3 million, and from March 31, 2014, increased $14.5 million, or 246.2%.  Of the total nonaccrual loans at March 31, 2015, 9.8% are residential real estate loans, 10.3% are commercial real estate loans, 72.4% are commercial loans, 3.2% are loans to individuals, 3.1% are construction loans, and 1.2% are municipal loans. Restructured loans decreased $92,000, or 1.6%, to $5.8 million at March 31, 2015, from $5.9 million at December 31, 2014 and increased $1.7 million, or 41.4%, from $4.1 million at March 31, 2014.  OREO decreased $753,000, or 43.3%, to $985,000 at March 31, 2015 from $1.7 million at December 31, 2014 and increased $509,000, or 106.9%, from $476,000 at March 31, 2014.  The OREO at March 31, 2015, consisted primarily of 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $392,000, or 69.4%, to $173,000 at March 31, 2015, from $565,000 at December 31, 2014 and $281,000, or 61.9%, from $454,000 at March 31, 2014.

Acquisition

See “Note 2 – Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See “Note 1 – Basis of Presentation” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Quarterly Report on Form 10-Q.

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes in the types of market risks we face since December 31, 2014.

In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve Board monetary control efforts, the effects of deregulation, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 3.81% and 5.27%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.52% and 2.07%, respectively, relative to the base case over the next 12 months. As of December 31, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.34% and 2.29%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.43% and 3.25%, respectively, relative to the base case over the next 12 months.  As of March 31, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.74% and 5.35%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.05% and 3.00%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 17, 2014, Southside completed the acquisition of Omni in a purchase business combination. Southside is currently integrating the policies, processes, people, technology and operations of the combined company. Management will continue to evaluate Southside's internal control over financial reporting as it continues its integration work.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved with various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	May 11, 2015	BY:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 11, 2015	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3 (a)
Restated Certificate of Formation of Southside Bancshares, Inc. effective May 2, 2014 (filed as Exhibit 3(a) to the Registrant's Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, and incorporated herein by reference).

3 (b)(i)
Amended and Restated Bylaws of Southside Bancshares, Inc. effective November 20, 2014 (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed November 24, 2014, and incorporated herein by reference).

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