Form 10-Q
period 2015-06-30
SOUTHSIDE BANCSHARES INC
filed 2015-08-10
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of August 7, 2015 was 25,357,855 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$50,406	$64,001
Interest earning deposits	26,623	20,654
Total cash and cash equivalents	77,029	84,655
Investment securities:
Available for sale, at estimated fair value	371,019	306,706
Held to maturity, at carrying value (estimated fair value of $391,191 and $400,248, respectively)	387,212	388,823
Mortgage-backed securities:
Available for sale, at estimated fair value	1,094,802	1,142,002
Held to maturity, at carrying value (estimated fair value of $362,283 and $261,339, respectively)	356,669	253,496
FHLB stock, at cost	37,769	39,942
Other investments	5,350	3,929
Loans held for sale	7,431	2,899
Loans:
Loans	2,179,863	2,181,133
Less: Allowance for loan losses	(16,822)	(13,292)
Net Loans	2,163,041	2,167,841
Premises and equipment, net	110,493	112,860
Goodwill	90,571	91,372
Other intangible assets, net	7,654	8,844
Interest receivable	22,666	22,436
Deferred tax asset	18,906	12,707
Unsettled trades to sell securities	—	57,202
Bank owned life insurance	93,673	92,384
Other assets	11,733	19,163
TOTAL ASSETS	$4,856,018	$4,807,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$715,966	$661,014
Interest bearing	2,752,717	2,713,403
Total deposits	3,468,683	3,374,417
Short-term obligations:
Federal funds purchased and repurchase agreements	2,084	4,237
FHLB advances	282,699	297,368
Total short-term obligations	284,783	301,605
Long-term obligations:
FHLB advances	572,254	600,052
Long-term debt	60,311	60,311
Total long-term obligations	632,565	660,363
Unsettled trades to purchase securities	3,453	5,982
Other liabilities	34,860	39,651
TOTAL LIABILITIES	4,424,344	4,382,018

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 27,821,074 shares issued at June 30, 2015 and 26,578,127 shares issued at December 31, 2014)	34,776	33,223
Paid-in capital	422,392	389,886
Retained earnings	31,871	55,396
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(19,673)	(15,570)
TOTAL SHAREHOLDERS' EQUITY	431,674	425,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,856,018	$4,807,261
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans	$23,887	$18,305	$47,803	$36,668
Investment securities – taxable	459	143	696	266
Investment securities – tax-exempt	5,644	6,021	11,509	11,979
Mortgage-backed securities	7,666	7,557	16,128	15,239
FHLB stock and other investments	65	38	158	108
Other interest earning assets	29	22	63	65
Total interest income	37,750	32,086	76,357	64,325
Interest expense
Deposits	2,493	1,984	5,022	4,100
Short-term obligations	154	56	296	127
Long-term obligations	2,198	2,190	4,343	4,350
Total interest expense	4,845	4,230	9,661	8,577
Net interest income	32,905	27,856	66,696	55,748
Provision for loan losses	268	2,650	4,116	6,783
Net interest income after provision for loan losses	32,637	25,206	62,580	48,965
Noninterest income
Deposit services	4,920	3,794	9,909	7,432
Net gain on sale of securities available for sale	105	498	2,581	509
Gain on sale of loans	822	81	1,199	161
Trust income	820	762	1,713	1,542
Bank owned life insurance income	653	307	1,322	621
Other	1,099	1,073	2,743	2,056
Total noninterest income	8,419	6,515	19,467	12,321
Noninterest expense
Salaries and employee benefits	16,869	13,092	35,068	26,194
Occupancy expense	2,593	1,786	6,052	3,540
Advertising, travel & entertainment	683	605	1,340	1,148
ATM and debit card expense	750	302	1,429	619
Professional fees	793	1,304	1,535	2,231
Software and data processing expense	1,237	486	2,268	987
Telephone and communications	603	320	1,072	598
FDIC insurance	629	434	1,267	882
Other	3,768	2,097	7,603	4,409
Total noninterest expense	27,925	20,426	57,634	40,608

Income before income tax expense	13,131	11,295	24,413	20,678
Income tax expense	1,967	838	3,870	1,997
Net income	$11,164	$10,457	$20,543	$18,681
Earnings per common share – basic	$0.44	$0.53	$0.81	$0.94
Earnings per common share – diluted	$0.44	$0.53	$0.81	$0.94
Dividends paid per common share	$0.23	$0.21	$0.46	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$11,164	$10,457	$20,543	$18,681
Other comprehensive income:
Net unrealized holding (losses) gains on available for sale securities during the period	(14,915)	8,308	(5,395)	18,319
Change in net unrealized loss on securities transferred to held to maturity	244	278	526	554
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(105)	(498)	(2,581)	(509)
Amortization of net actuarial loss, included in net periodic benefit cost	614	289	1,145	521
Amortization of prior service credit, included in net periodic benefit cost	(4)	(4)	(8)	(7)
Other comprehensive (loss) income, before tax	(14,166)	8,373	(6,313)	18,878
Income tax benefit (expense) related to other items of comprehensive income	4,959	(2,930)	2,210	(6,607)
Other comprehensive (loss) income, net of tax	(9,207)	5,443	(4,103)	12,271
Comprehensive income	$1,957	$15,900	$16,440	$30,952

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net income	—	—	18,681	—	—	18,681
Other comprehensive income	—	—	—	—	12,271	12,271
Issuance of common stock (18,265 shares)	23	500	—	—	—	523
Stock compensation expense	—	577	—	—	—	577
Tax benefits related to stock awards	—	38	—	—	—	38
Net issuance of common stock under employee stock plans	14	158	(103)	—	—	69
Cash dividends paid on common stock ($0.42 per share)	—	—	(7,717)	—	—	(7,717)
Stock dividend declared	1,124	24,941	(26,065)	—	—	—
Balance at June 30, 2014	$26,644	$240,305	$63,469	$(37,692)	$(8,766)	$283,960

Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net income	—	—	20,543	—	—	20,543
Other comprehensive loss	—	—	—	—	(4,103)	(4,103)
Issuance of common stock (21,499 shares)	26	587	—	—	—	613
Stock compensation expense	—	567	—	—	—	567
Tax benefits related to stock awards	—	32	—	—	—	32
Net issuance of common stock under employee stock plans	15	157	(21)	—	—	151
Cash dividends paid on common stock ($0.46 per share)	—	—	(11,372)	—	—	(11,372)
Stock dividend declared	1,512	31,163	(32,675)	—	—	—
Balance at June 30, 2015	$34,776	$422,392	$31,871	$(37,692)	$(19,673)	$431,674

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$20,543	$18,681
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,052	1,615
Amortization of premium	14,286	10,750
Accretion of discount and loan fees	(4,373)	(1,971)
Provision for loan losses	4,116	6,783
Stock compensation expense	567	577
Deferred tax benefit	(2,019)	(1,361)
Tax benefit related to stock awards	(32)	(42)
Net gain on sale of securities available for sale	(2,581)	(509)
Net loss (gain) on premises and equipment	137	(7)
Net loss on other real estate owned	382	65
Net change in:
Interest receivable	(230)	1,461
Other assets	2,070	(1,459)
Interest payable	(52)	(40)
Other liabilities	(3,601)	3,356
Loans originated for sale	(4,532)	(604)
Net cash provided by operating activities	28,733	37,295

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(56,752)	—
Maturities, calls and principal repayments	11,411	14,797
Securities available for sale:
Purchases	(528,964)	(327,668)
Sales	336,136	252,696
Maturities, calls and principal repayments	158,022	153,637
Proceeds from redemption of FHLB stock	5,692	8,938
Purchases of FHLB stock and other investments	(3,594)	(384)
Net loans originated	1,235	(49,047)
Purchases of premises and equipment	(1,828)	(2,878)
Proceeds from sales of premises and equipment	6	8
Proceeds from sales of other real estate owned	634	275
Proceeds from sales of repossessed assets	1,619	3,268
Net cash (used in) provided by investing activities	(76,383)	53,642

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2015	2014
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	80,540	157,322
Net increase (decrease) in certificates of deposit	14,368	(83,711)
Net (decrease) increase in federal funds purchased and repurchase agreements	(2,153)	1,198
Proceeds from FHLB advances	8,447,303	6,267,018
Repayment of FHLB advances	(8,489,458)	(6,325,689)
Tax benefit related to stock awards	32	42
Net issuance of common stock under employee stock plan	151	69
Proceeds from the issuance of common stock	613	523
Cash dividends paid	(11,372)	(7,717)
Net cash provided by financing activities	40,024	9,055

Net (decrease) increase in cash and cash equivalents	(7,626)	99,992
Cash and cash equivalents at beginning of period	84,655	54,431
Cash and cash equivalents at end of period	$77,029	$154,423

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$9,713	$8,617
Income taxes paid	$2,000	$3,550

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$1,073	$2,807
Transfer of available for sale securities to held to maturity securities	$57,724	$—
Adjustment to pension liability	$(1,137)	$(514)
5% stock dividend	$32,675	$26,065
Unsettled trades to purchase securities	$(3,453)	$(10,269)
Unsettled trades to sell securities	$—	$19,183

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank.  “OABC” and “Omni” refer to OmniAmerican Bancorp, Inc.  “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC), which was a wholly-owned subsidiary of the Bank and was dissolved in April 2015.
The consolidated balance sheet as of June 30, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows and notes to the financial statements for the three- and six-month periods ended June 30, 2015 and 2014 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income, equity or cash flows.
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
On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which was paid on May 14, 2015. All share data has been adjusted to give retroactive recognition to stock dividends.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is not permitted.  We are reviewing the potential impact the adoption of this guidance will have on our consolidated financial statements.
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
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share." ASU 2015-07 eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value ("NAV"). Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. ASU 2015-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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
The Omni acquisition was accounted for using the purchase method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation remains preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. Subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2014, we continued to evaluate the assets and liabilities assumed.  This evaluation resulted in adjustments to goodwill, consisting primarily of a $1.4 million adjustment to the fair value of Visa Class B stock included in other investments on the consolidated balance sheets, not previously recorded. The impact of the adjustments to goodwill, net of deferred tax, is reflected below. For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Omni, see "Note 2 - Acquisition" in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following table reflects the changes in the carrying amount of our goodwill for the six months ended June 30, 2015 (in thousands):

Goodwill

Balance as of December 31, 2014	$91,372
Less: measurement period adjustments	(801)
Balance as of June 30, 2015	$90,571
In connection with the integration of our policies and operations, certain loans acquired have been reclassified as of December 31, 2014 to be consistent with our current classification methodology, see “Note 6 - Loans and Allowance for Probable Loan Losses” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loans” in this Quarterly Report on Form 10-Q.
3.     Earnings Per Share
Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and Diluted Earnings:
Net income	$11,164	$10,457	$20,543	$18,681
Basic weighted-average shares outstanding	25,337	19,776	25,330	19,769
Add: Stock awards	88	97	84	93
Diluted weighted-average shares outstanding	25,425	19,873	25,414	19,862

Basic Earnings Per Share:	$0.44	$0.53	$0.81	$0.94

Diluted Earnings Per Share:	$0.44	$0.53	$0.81	$0.94
For both the three- and six-month periods ended June 30, 2015, there were approximately 12,000 anti-dilutive shares. For the three- and six-month periods ended June 30, 2014, there were approximately 18,000 and 22,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income by component are as follows (in thousands):

	Three Months Ended June 30, 2015
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$11,000	$4	$(21,470)	$(10,466)
Other comprehensive loss before reclassifications	(14,671)	—	—	(14,671)
Reclassified to income	(105)	(4)	614	505
Income tax benefit (expense)	5,172	2	(215)	4,959
Net current-period other comprehensive (loss) income, net of tax	(9,604)	(2)	399	(9,207)
Ending balance, net of tax	$1,396	$2	$(21,071)	$(19,673)

	Six Months Ended June 30, 2015
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$7	$(21,815)	$(15,570)
Other comprehensive loss before reclassifications	(4,869)	—	—	(4,869)
Reclassified to income	(2,581)	(8)	1,145	(1,444)
Income tax benefit (expense)	2,608	3	(401)	2,210
Net current-period other comprehensive (loss) income, net of tax	(4,842)	(5)	744	(4,103)
Ending balance, net of tax	$1,396	$2	$(21,071)	$(19,673)

	Three Months Ended June 30, 2014
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(1,977)	$(14)	$(12,218)	$(14,209)
Other comprehensive income before reclassifications	8,586	—	—	8,586
Reclassified to income	(498)	(4)	289	(213)
Income tax (expense) benefit	(2,830)	1	(101)	(2,930)
Net current-period other comprehensive income (loss), net of tax	5,258	(3)	188	5,443
Ending balance, net of tax	$3,281	$(17)	$(12,030)	$(8,766)

	Six Months Ended June 30, 2014
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$(12)	$(12,369)	$(21,037)
Other comprehensive income before reclassifications	18,873	—	—	18,873
Reclassified to income	(509)	(7)	521	5
Income tax (expense) benefit	(6,427)	2	(182)	(6,607)
Net current-period other comprehensive income (loss), net of tax	11,937	(5)	339	12,271
Ending balance, net of tax	$3,281	$(17)	$(12,030)	$(8,766)

The reclassifications out of accumulated other comprehensive loss into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (1)	$105	$498	$2,581	$509
Tax expense	(36)	(174)	(903)	(178)
Net of tax	69	324	1,678	331

Amortization of pension plan:
Net actuarial loss (2)	$(614)	$(289)	$(1,145)	$(521)
Prior service credit (2)	4	4	8	7
Total before tax	(610)	(285)	(1,137)	(514)
Tax benefit	213	100	398	180
Net of tax	(397)	(185)	(739)	(334)
Total reclassifications for the period, net of tax	$(328)	$139	$939	$(3)

(1) Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, carrying value, and estimated fair value of investment and mortgage-backed securities as of June 30, 2015 and December 31, 2014 are reflected in the tables below (in thousands):

	June 30, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$101,239	$198	$914	$100,523	$—	$—	$100,523
U.S. Government Agency Debentures	4,845	1	—	4,846	—	—	4,846
State and Political Subdivisions	243,446	5,156	2,182	246,420	—	—	246,420
Other Stocks and Bonds	13,092	111	—	13,203	—	—	13,203
Other Equity Securities	6,058	—	31	6,027	—	—	6,027
Mortgage-backed Securities: (1)
Residential	713,576	13,622	872	726,326	—	—	726,326
Commercial	372,155	874	4,553	368,476	—	—	368,476
Total	$1,454,411	$19,962	$8,552	$1,465,821	$—	$—	$1,465,821

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$391,784	$5,193	$9,765	$387,212	$6,613	$2,634	$391,191
Mortgage-backed Securities: (1)
Residential	41,215	—	61	41,154	2,602	—	43,756
Commercial	320,144	1,315	5,944	315,515	4,989	1,977	318,527
Total	$753,143	$6,508	$15,770	$743,881	$14,204	$4,611	$753,474

	December 31, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$14,883	$30	$7	$14,906	$—	$—	$14,906
U.S. Government Agency Debentures	4,835	—	7	4,828	—	—	4,828
State and Political Subdivisions	260,535	8,055	906	267,684	—	—	267,684
Other Stocks and Bonds	13,086	153	—	13,239	—	—	13,239
Other Equity Securities	6,061	—	12	6,049	—	—	6,049
Mortgage-backed Securities:(1)
Residential	952,481	12,624	807	964,298	—	—	964,298
Commercial	176,112	1,743	151	177,704	—	—	177,704
Total	$1,427,993	$22,605	$1,890	$1,448,708	$—	$—	$1,448,708

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$393,525	$5,168	$9,870	$388,823	$12,181	$756	$400,248
Mortgage-backed Securities:(1)
Residential	52,287	—	70	52,217	2,871	—	55,088
Commercial	207,624	—	6,345	201,279	5,461	489	206,251
Total	$653,436	$5,168	$16,285	$642,319	$20,513	$1,245	$661,587

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, the Company may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security.

During the second quarter of 2015, the Company transferred commercial mortgage-backed securities with a fair value of $57.7 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date.

The following table represents the unrealized loss on securities as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$71,085	$914	$—	$—	$71,085	$914
State and Political Subdivisions	93,099	1,178	26,796	1,004	119,895	2,182
Other Equity Securities	6,027	31	—	—	6,027	31
Mortgage-backed Securities:
Residential	139,161	849	8,329	23	147,490	872
Commercial	265,182	4,553	—	—	265,182	4,553
Total	$574,554	$7,525	$35,125	$1,027	$609,679	$8,552
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$119,415	$986	$56,247	$1,648	$175,662	$2,634
Mortgage-backed Securities:
Commercial	137,569	1,885	6,516	92	144,085	1,977
Total	$256,984	$2,871	$62,763	$1,740	$319,747	$4,611

	As of December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$4,968	$7	$—	$—	$4,968	$7
U.S. Government Agency Debentures	4,828	7	—	—	4,828	7
State and Political Subdivisions	28,155	90	44,269	816	72,424	906
Other Equity Securities	6,049	12	—	—	6,049	12
Mortgage-backed Securities:
Residential	347,777	573	27,632	234	375,409	807
Commercial	21,103	54	10,116	97	31,219	151
Total	$412,880	$743	$82,017	$1,147	$494,897	$1,890
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$7,843	$31	$64,946	$725	$72,789	$756
Mortgage-backed Securities:
Commercial	—	—	44,144	489	44,144	489
Total	$7,843	$31	$109,090	$1,214	$116,933	$1,245

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.  When it is determined that a decline in fair value of HTM and AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe the securities with an unrealized loss do not have other-than-temporary impairment at June 30, 2015.
The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at June 30, 2015.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2015	2014
U.S. Treasury	$345	$41
U.S. Government Agency Debentures	32	41
State and Political Subdivisions	5,645	6,031
Other Stocks and Bonds	52	51
Other Equity Securities	29	—
Mortgage-backed Securities	7,666	7,557
Total interest income on securities	$13,769	$13,721

	Six Months Ended June 30,
	2015	2014
U.S. Treasury	$461	$41
U.S. Government Agency Debentures	64	100
State and Political Subdivisions	11,515	12,001
Other Stocks and Bonds	104	103
Other Equity Securities	61	—
Mortgage-backed Securities	16,128	15,239
Total interest income on securities	$28,333	$27,484

Of the approximately $2.6 million in net securities gains from the AFS portfolio for the six months ended June 30, 2015, there were $2.7 million in realized gains and $120,000 in realized losses.  Of the $509,000 in net securities gains from the AFS portfolio for the six months ended June 30, 2014, there were $4.6 million in realized gains and $4.1 million in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2015 or 2014. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and fair value of securities at June 30, 2015, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2015
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$10,479	$10,533
Due after one year through five years	26,347	26,786
Due after five years through ten years	150,749	150,286
Due after ten years	175,047	177,387
	362,622	364,992
Mortgage-backed Securities and Other Equity Securities:	1,091,789	1,100,829
Total	$1,454,411	$1,465,821

	June 30, 2015
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$1,067	$1,068
Due after one year through five years	11,205	11,481
Due after five years through ten years	42,863	42,969
Due after ten years	332,077	335,673
	387,212	391,191
Mortgage-backed Securities:	356,669	362,283
Total	$743,881	$753,474

Investment securities and MBS with carrying values of $1.10 billion and $1.12 billion were pledged as of June 30, 2015 and December 31, 2014, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates their fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2015	December 31, 2014
Real Estate Loans:
Construction	$295,633	$267,830
1-4 Family Residential	683,944	690,895
Other	500,906	468,171
Commercial Loans	228,789	226,460
Municipal Loans	256,492	257,492
Loans to Individuals	214,099	270,285
Total Loans (1)	2,179,863	2,181,133
Less: Allowance for Loan Losses	16,822	13,292
Net Loans	$2,163,041	$2,167,841
(1) Includes approximately $679.7 million and $763.3 million of loans acquired with the Omni acquisition as of June 30, 2015 and December 31, 2014, respectively. These loans were measured at fair value at the acquisition date with no carryover of allowance for loan loss. The allowance for loan loss recorded on acquired loans for the six months ended June 30, 2015 was not significant.
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
Other Real Estate Loans
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
On October 3, 2014, we announced that we intended to sell all of our subprime automobile loans purchased through SFG, as well as the repossessed assets held by SFG.  During the fourth quarter of  2014, the sale of the subprime automobile loans and repossessed assets held by SFG was completed.  As a result, the carrying amount of SFG loans totaling $70.3 million were sold and were therefore not included in our loan portfolio as of December 31, 2014. There have been no subsequent loan pool purchases through SFG since December 2014 and there will be no additional loan pool purchases through SFG. For the six months ended June 30, 2014, SFG purchased loan pools of approximately $30.4 million, net of discount.
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
We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. Our pools of similar loans include consumer loans and loans secured by 1-4 residential family loans.

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

All accruing loans are reserved for as a group of similar type credits and included in the general portion of the allowance for loan losses. Loans to individuals and 1-4 family residential loans, including loans not accruing, are collectively evaluated and included in the general portion of the allowance for loan losses. All loans considered troubled debt restructurings ("TDR") are evaluated individually for further impairment.
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
These factors are also considered for the Omni purchased portfolio specifically in regards to changes in past due, nonaccrual and charge-off trends.
The following table details activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,774	$3,400	$3,360	$5,316	$824	$1,252	$16,926
Provision (reversal) for loan losses	86	93	162	(308)	9	226	268
Loans charged off	—	(40)	—	(50)	—	(803)	(893)
Recoveries of loans charged off	49	15	7	55	—	395	521
Balance at end of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822

	Six Months Ended June 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses	361	666	431	1,757	117	784	4,116
Loans charged off	—	(46)	—	(107)	—	(1,826)	(1,979)
Recoveries of loans charged off	92	26	73	84	—	1,118	1,393
Balance at end of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822

(1) Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

	Three Months Ended June 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,130	$3,797	$2,411	$2,031	$777	$7,641	$18,787
Provision (reversal) for loan losses	319	92	24	(322)	(114)	2,651	2,650
Loans charged off	—	—	—	(5)	—	(3,541)	(3,546)
Recoveries of loans charged off	47	26	1	53	—	390	517
Balance at end of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$18,408

	Six Months Ended June 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	309	628	(140)	(319)	(5)	6,310	6,783
Loans charged off	(14)	(22)	—	(5)	—	(8,273)	(8,314)
Recoveries of loans charged off	59	32	4	111	—	856	1,062
Balance at end of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$18,408

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of June 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$45	$28	$121	$3,274	$201	$46	$3,715
Ending balance – collectively evaluated for impairment	2,864	3,440	3,408	1,739	632	1,024	13,107
Balance at end of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822

	As of December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$43	$102	$26	$242	$14	$103	$530
Ending balance – collectively evaluated for impairment	2,413	2,720	2,999	3,037	702	891	12,762
Balance at end of period	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	June 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,342	$1,793	$4,099	$14,987	$949	$179	$24,349
Loans collectively evaluated for impairment	293,061	675,039	493,344	204,826	255,543	213,410	2,135,223
Purchased credit impaired loans	230	7,112	3,463	8,976	—	510	20,291
Total ending loan balance	$295,633	$683,944	$500,906	$228,789	$256,492	$214,099	$2,179,863

	December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,461	$2,936	$1,605	$1,011	$699	$310	$9,022
Loans collectively evaluated for impairment (1)	264,584	680,658	463,564	216,272	256,793	268,894	2,150,765
Purchased credit impaired loans (2)	785	7,301	3,002	9,177	—	1,081	21,346
Total ending loan balance	$267,830	$690,895	$468,171	$226,460	$257,492	$270,285	$2,181,133

(1) Includes purchased non impaired loans which were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

(2) PCI loans were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	June 30, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$290,038	$29	$1,366	$4,174	$26	$295,633
1-4 Family Residential	670,852	1,428	1,664	6,305	3,695	683,944
Other	489,166	—	83	11,657	—	500,906
Commercial Loans	200,583	751	962	17,910	8,583	228,789
Municipal Loans	255,543	—	—	699	250	256,492
Loans to Individuals	212,757	11	—	469	862	214,099
Total	$2,118,939	$2,219	$4,075	$41,214	$13,416	$2,179,863

(1) Includes $0.1 million special mention, $4.4 million substandard, and $10.4 million doubtful of PCI loans as of June 30, 2015.

	December 31, 2014
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful	Total
Real Estate Loans:
Construction	$260,183	$862	$1,394	$5,363	$28	$267,830
1-4 Family Residential	677,559	1,453	1,706	9,167	1,010	690,895
Other	455,394	2,416	2,569	7,792	—	468,171
Commercial Loans	199,306	781	1,044	25,102	227	226,460
Municipal Loans	256,543	—	—	949	—	257,492
Loans to Individuals	269,204	16	—	871	194	270,285
Total	$2,118,189	$5,528	$6,713	$49,244	$1,459	$2,181,133

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2015	At December 31, 2014
Nonaccrual loans (1)	$21,223	$4,096
Accruing loans past due more than 90 days (1)	30	4
Restructured loans (1)	5,667	5,874
Other real estate owned	787	1,738
Repossessed assets	87	565
Total Nonperforming Assets	$27,794	$12,277

(1) Excludes PCI loans measured at fair value at acquisition.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. Loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2015 were $170,000.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	June 30, 2015	December 31, 2014
Real Estate Loans:
Construction	$597	$716
1-4 Family Residential	1,972	2,017
Other	3,204	675
Commercial Loans	14,249	416
Municipal Loans	249	—
Loans to Individuals	952	272
Total	$21,223	$4,096

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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	June 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,093	$2,342	$45
1-4 Family Residential	1,877	1,793	28
Other	4,587	4,532	121
Commercial Loans	16,597	14,987	3,274
Municipal Loans	949	949	201
Loans to Individuals	199	179	46
Total (1)	$27,302	$24,782	$3,715

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,183	$2,461	$43
1-4 Family Residential	4,023	3,854	108
Other	1,622	1,605	26
Commercial Loans	1,162	1,011	242
Municipal Loans	699	699	14
Loans to Individuals	321	310	103
Total (1)	$11,010	$9,940	$536

(1) PCI loans are excluded from this table as there was no evidence of further deterioration in credit quality subsequent to the acquisition date that would indicate it is probable that our recorded investment in these loans would not be recoverable.

There were no impaired loans recorded without an allowance as of June 30, 2015 or December 31, 2014.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$561	$55	$550	$1,166	$294,467	$295,633
1-4 Family Residential	458	1,541	455	2,454	681,490	683,944
Other	53	218	1,346	1,617	499,289	500,906
Commercial Loans	408	924	122	1,454	227,335	228,789
Municipal Loans	—	—	250	250	256,242	256,492
Loans to Individuals	2,952	760	299	4,011	210,088	214,099
Total	$4,432	$3,498	$3,022	$10,952	$2,168,911	$2,179,863

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$376	$42	$716	$1,134	$266,696	$267,830
1-4 Family Residential	3,511	509	2,017	6,037	684,858	690,895
Other	1,203	—	675	1,878	466,293	468,171
Commercial Loans	397	3	416	816	225,644	226,460
Municipal Loans	—	—	—	—	257,492	257,492
Loans to Individuals	362	66	276	704	269,581	270,285
Total	$5,849	$620	$4,100	$10,569	$2,170,564	$2,181,133

(1) Includes PCI loans measured at fair value at acquisition.

The following table sets forth interest income recognized on impaired loans by class of loans for the periods presented. Average recorded investment of impaired loans is reported on a year-to-date basis (in thousands):

	Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$2,361	$23	$1,643	$9
1-4 Family residential	3,692	14	3,418	21
Other	3,586	13	2,838	22
Commercial loans	15,163	9	1,444	12
Municipal loans	949	10	759	21
Loans to individuals	881	1	2,144	23
Total	$26,632	$70	$12,246	$108

	Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$2,382	$46	$1,578	$11
1-4 Family Residential	3,855	29	2,982	65
Other	2,731	25	2,362	75
Commercial Loans	9,070	18	1,446	19
Municipal Loans	842	19	759	21
Loans to Individuals	670	1	2,679	103
Total	$19,550	$138	$11,806	$294

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

The following tables set forth the recorded balance at June 30, 2015 and 2014 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Commercial Loans	$300	$—	$—	$300	1
Loans to Individuals	4	—	58	62	7
Total	$304	$—	$58	$362	8

	Six Months Ended June 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$262	$262	2
Other	30	—	—	30	1
Commercial Loans	300	—	762	1,062	2
Loans to Individuals	4	—	84	88	9
Total	$334	$—	$1,108	$1,442	14

	Three Months Ended June 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Other	$—	$—	$388	$388	1
Commercial Loans	60	—	—	60	2
Total	$60	$—	$388	$448	3

	Six Months Ended June 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$284	$—	$284	1
Other	—	—	413	413	2
Commercial Loans	313	—	56	369	5
Loans to Individuals	—	15	45	60	4
Total	$313	$299	$514	$1,126	12

(1) These modifications include an extension of the amortization period and interest rate reduction.

The majority of loans restructured as TDRs during the six months ended June 30, 2015 were modified with a combination of interest rate reductions and maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and six months ended June 30, 2015 and June 30, 2014 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2015 and 2014, there were no material defaults. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At June 30, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	June 30, 2015	December 31, 2014
Outstanding principal balance	$30,215	$32,572
Carrying amount	$20,291	$21,346

The following table presents the changes of the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015
Balance at beginning of period	$1,296	$1,820
Additions	—	—
Additions due to acquisition	—	—
Accretion	(618)	(1,142)
Balance at end of period	$678	$678

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
FHLB Advances (1)	$572,254	$600,052

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$632,565	$660,363

(1)	At June 30, 2015, the weighted average cost of these advances was 1.31%. Long-term FHLB Advances have maturities ranging from July 2016 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.22175% through September 29, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carries an adjustable rate of 1.57815% through July 29, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.53585% through September 14, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.082% through August 23, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 180 basis points.

8.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2015	2014	2015	2014	2015	2014
Service cost	$443	$401	$—	$—	$118	$68
Interest cost	848	876	60	—	171	145
Expected return on assets	(1,420)	(1,412)	(74)	—	—	—
Net actuarial loss recognition	369	141	—	—	245	148
Prior service (credit) cost amortization	(5)	(6)	—	—	1	2
Net periodic benefit cost	$235	$—	$(14)	$—	$535	$363

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2015	2014	2015	2014	2015	2014
Service cost	$919	$849	$—	$—	$191	$137
Interest cost	1,705	1,748	119	—	306	281
Expected return on assets	(2,842)	(2,824)	(147)	—	—	—
Net actuarial loss recognition	752	272	—	—	393	249
Prior service (credit) cost amortization	(11)	(10)	—	—	3	3
Net periodic benefit cost	$523	$35	$(28)	$—	$893	$670

9.     Share-based Incentive Plans
2009 Incentive Plan
On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,407,103 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers. During the six months ended June 30, 2015, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan. During the six months ended June 30, 2014, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.
As of June 30, 2015, there were 622,484 unvested awards outstanding.  For the three and six months ended June 30, 2015, there was share-based compensation expense of $294,000 and $567,000, respectively, with an associated income tax benefit for the three and six months of $103,000 and $198,000, respectively. As of June 30, 2014, there were 374,227 unvested awards outstanding.  Share-based compensation expense for the three and six months ended June 30, 2014 was $291,000 and $577,000, respectively, with an associated income tax benefit for the three and six months of $102,000 and $202,000, respectively.

As of June 30, 2015 and 2014, there was $4.9 million and $2.5 million of unrecognized compensation cost, respectively, related to the unvested awards outstanding. The remaining cost at June 30, 2015 is expected to be recognized over a weighted-average period of 3.3 years.
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
Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the six months ended June 30, 2015 and 2014, there were 12,336 and 12,404 shares, respectively, issued in connection with stock compensation awards from available authorized shares.
The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions for stock options granted during the six months ended June 30, 2015 are summarized in the following table:

Six Months Ended
June 30, 2015
Weighted-average grant date fair value per option	$6.29
Weighted-average assumptions:
Risk-free interest rates	2.01%
Expected dividend yield	3.24%
Expected volatility factors of the market price of Southside Bancshares common stock	30.91%
Expected option life (in years)	6.3

The following table presents activity related to our RSUs and NQSOs for the six months ended June 30, 2015.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2015	821,604	31,753	$21.75	419,334	$19.88	$6.00
Granted	(425,437)	55,332	27.69	370,105	28.08	6.29
Stock options exercised	—	—	—	(9,351)	18.04	5.39
Stock awards vested	—	(3,132)	15.79	—	—	—
Forfeited	20,669	(2,821)	25.24	(17,848)	22.87	6.75
Canceled/expired	451	—	—	(451)	24.62	7.78
Balance, June 30, 2015	417,287	81,132	$25.91	761,789	$23.81	$6.13

Other information regarding options outstanding and exercisable as of June 30, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$15.79	-	$28.51	761,789	$23.81	8.54	220,437	$18.14
Total			761,789	$23.81	8.54	220,437	$18.14

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option) of outstanding stock options and exercisable stock options was $4.1 million and $2.4 million at June 30, 2015, respectively.

Cash received from stock options exercised for the six months ended June 30, 2015 and 2014 was $169,000 and $86,000, respectively. The total intrinsic value related to stock options exercised during the six months ended June 30, 2015 and 2014, was approximately $88,000 and $50,000, respectively.

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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2015, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015.

Securities Available for Sale – U.S. Treasury securities and other equity securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2015 and December 31, 2014, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2015
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$100,523	$100,523	$—	$—
U.S. Government Agency Debentures	4,846	—	4,846	—
State and Political Subdivisions	246,420	—	246,420	—
Other Stocks and Bonds	13,203	—	13,203	—
Other Equity Securities	6,027	6,027	—	—
Mortgage-backed Securities: (1)
Residential	726,326	—	726,326	—
Commercial	368,476	—	368,476	—
Total recurring fair value measurements	$1,465,821	$106,550	$1,359,271	$—

Nonrecurring fair value measurements
Foreclosed assets	$874	$—	$—	$874
Impaired loans (2)	21,067	—	—	21,067
Total nonrecurring fair value measurements	$21,941	$—	$—	$21,941

	As of December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$14,906	$14,906	$—	$—
U.S. Government Agency Debentures	4,828	—	4,828	—
State and Political Subdivisions	267,684	—	267,684	—
Other Stocks and Bonds	13,239	—	13,239	—
Other Equity Securities	6,049	6,049	—	—
Mortgage-backed Securities: (1)
Residential	964,298	—	964,298	—
Commercial	177,704	—	177,704	—
Total recurring fair value measurements	$1,448,708	$20,955	$1,427,753	$—

Nonrecurring fair value measurements
Foreclosed assets	$2,303	$—	$—	$2,303
Impaired loans (2)	9,404	—	—	9,404
Total nonrecurring fair value measurements	$11,707	$—	$—	$11,707

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Investment and mortgage-backed securities held to maturity - Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

FHLB stock and other investments - The carrying amount of FHLB stock and other investments is a reasonable estimate of those assets’ fair value.

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

Loans held for sale – The fair value of loans held for sale is determined based on expected proceeds, which are based on sales contracts and commitments.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$77,029	$77,029	$77,029	$—	$—
Investment securities:
Held to maturity, at carrying value	387,212	391,191	—	391,191	—
Mortgage-backed securities:
Held to maturity, at carrying value	356,669	362,283	—	362,283	—
FHLB stock and other investments, at cost	43,119	43,119	—	43,119	—
Loans, net of allowance for loan losses	2,163,041	2,130,397	—	—	2,130,397
Loans held for sale	7,431	7,431	—	7,431	—
Financial Liabilities:
Retail deposits	$3,468,683	$3,465,818	$—	$3,465,818	$—
Federal funds purchased and repurchase agreements	2,084	2,084	—	2,084	—
FHLB advances	854,953	847,565	—	847,565	—
Long-term debt	60,311	44,230	—	44,230	—

		Estimated Fair Value
December 31, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,655	$84,655	$84,655	$—	$—
Investment securities:
Held to maturity, at carrying value	388,823	400,248	—	400,248	—
Mortgage-backed securities:
Held to maturity, at carrying value	253,496	261,339	—	261,339	—
FHLB stock and other investments, at cost	43,871	43,871	—	43,871	—
Loans, net of allowance for loan losses	2,167,841	2,140,088	—	—	2,140,088
Loans held for sale	2,899	2,899	—	2,899	—
Financial Liabilities:
Retail deposits	$3,374,417	$3,369,784	$—	$3,369,784	$—
Federal funds purchased and repurchase agreements	4,237	4,237	—	4,237	—
FHLB advances	897,420	886,087	—	886,087	—
Long-term debt	60,311	43,860	—	43,860	—

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

11.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current income tax expense	$2,451	$1,342	$5,889	$3,358
Deferred income tax (benefit) expense	(484)	(504)	(2,019)	(1,361)
Income tax expense	$1,967	$838	$3,870	$1,997

Net deferred tax assets totaled $18.9 million at June 30, 2015 and $12.7 million at December 31, 2014.  No valuation allowance for deferred tax assets was recorded at June 30, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at June 30, 2015.

We recognized income tax expense of $2.0 million and $3.9 million, for an effective tax rate of 15.0% and 15.9%, for the three and six months ended June 30, 2015, respectively, compared to income tax expense of $838,000 and $2.0 million, for an effective tax rate of 7.4% and 9.7%, for the three and six months ended June 30, 2014. The higher effective tax rate for the three and six months ended June 30, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2014. We file income tax returns in the U.S. federal jurisdiction and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2015	At December 31, 2014
Unused commitments:
Commitments to extend credit	$431,380	$373,255
Standby letters of credit	6,950	6,222
Total	$438,330	$379,477

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

Securities. In the normal course of business we buy and sell securities. There were $3.5 million and $6.0 million of unsettled trades to purchase securities at June 30, 2015 and December 31, 2014, respectively. There were no unsettled trades to sell securities as of June 30, 2015. As of December 31, 2014, there were $57.2 million unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2015 or December 31, 2014.

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
We reported an increase in net income for the three and six months ended June 30, 2015 compared to the same periods in 2014.  Net income for the three and six months ended June 30, 2015 was $11.2 million and $20.5 million, respectively, compared to $10.5 million and $18.7 million, respectively, for the same periods in 2014.
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
As of June 30, 2015, our review of the loan portfolio indicated that a loan loss allowance of $16.8 million was appropriate to cover probable losses in the portfolio.
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
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At June 30, 2015, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.14%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
Off-Balance-Sheet Arrangements, Commitments and Contingencies
Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2015 and December 31, 2014 are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The management of our securities portfolio as a percentage of earning assets is guided by the current economics associated with increasing the securities portfolio, changes in our overall loan and deposit levels, and changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we may purchase additional securities, if appropriate, which may cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we may decrease the level of securities through proceeds from maturities, principal payments on MBS or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with slower loan growth and higher credit costs.
During the quarter ended June 30, 2015, we primarily sold U.S. Agency MBS and collateralized mortgage obligations (“CMO”) that resulted in an overall gain on the sale of AFS securities of $105,000. This was a continuation of our first quarter strategy to sell U.S. Agency low coupon MBS with longer payment windows from the Omni acquired securities portfolio. During the quarter ended June 30, 2015, we primarily purchased premium CMOs with favorable expected returns in relation to risk, commercial mortgage-backed securities (“CMBS”) and U.S. Treasury notes.  Our total portfolio, comprised of investment and MBS, increased from $2.09 billion at December 31, 2014 to $2.21 billion at June 30, 2015. The total unamortized premium for our MBS increased to $40.5 million at June 30, 2015 compared to $23.5 million at June 30, 2014.
At June 30, 2015, securities increased as a percentage of assets to 45.5% as compared to 43.5% at December 31, 2014 due to a 5.7% increase in the securities portfolio and a slight decrease in the loan portfolio.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may continue to strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings decreased 4.7%, or $42.5 million, to $855.0 million at June 30, 2015 from $897.4 million at December 31, 2014, due primarily to the increase in deposits. During the six months ended June 30, 2015, our long-term FHLB advances decreased $27.8 million, to $572.3 million from $600.1 million at December 31, 2014. We will continue to purchase long-term FHLB advances as a hedge against future potential high interest rates. Our brokered CDs increased from $23.4 million at December 31, 2014 to $28.9 million at June 30, 2015. All of the brokered CDs, except for one $5.0 million CD, are long-term with short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  When considering trends in deposits excluding brokered CDs, the overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, to 25.7% at June 30, 2015 from 27.5% at December 31, 2014 and an increase in FHLB advances resulted in an increase compared to 20.7% at June 30, 2014.

Net Interest Income
Net interest income is one of the principal sources of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume, and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income.  The increase in average loans, MBS, deposits, interest bearing deposits and FHLB advances during the three and six months ended June 30, 2015 when compared to the same period in 2014 is attributable to the acquisition of Omni.
Net interest income for the six months ended June 30, 2015 was $66.7 million, an increase of $10.9 million, or 19.6%, compared to the same period in 2014 primarily due to increases in interest income on loans and mortgage-backed securities income.  This is a result of our average interest earning assets increasing $1.12 billion, or 34.3%, during the six months ended June 30, 2015, when compared to the same period in 2014, which was partially offset by a decrease in our net interest spread and net interest margin to 3.36% and 3.44%, respectively, for the six months ended June 30, 2015 from 3.79% and 3.93%, respectively, for the same period in 2014.
During the six months ended June 30, 2015, total interest income increased $12.0 million, or 18.7%, to $76.4 million compared to $64.3 million for the same period in 2014.  The increase in total interest income was the result of the increase in average interest earning assets of $1.12 billion, or 34.3%, from $3.27 billion for the six months ended June 30, 2014 to $4.39 billion for the same period in 2015, while partially offset by a decrease in the average yield on earning assets from 4.46% for the six months ended June 30, 2014 to 3.89% for the six months ended June 30, 2015.  Total interest expense increased $1.1 million, or 12.6%, to $9.7 million, during the six months ended June 30, 2015, as compared to $8.6 million during the same period in 2014.  The increase was attributable to an increase in average interest bearing liabilities of $1.08 billion, or 41.4%, from $2.60 billion for the six months ended June 30, 2014, to $3.68 billion for the same period in 2015, while partially offset by a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2015, to 0.53% from 0.67% for the same period in 2014.
Net interest income increased during the three months ended June 30, 2015, when compared to the same period in 2014 primarily as a result of an increases on loans and mortgage-backed securities income.  Our average interest earning assets during this period increased $1.14 billion, or 35.2%, during the three months ended June 30, 2015, when compared to the same period in 2014.  For the three months ended June 30, 2015, our net interest spread and net interest margin decreased to 3.30% and 3.39%, respectively, from 3.79% and 3.94%, respectively, for the same period in 2014.
During the six months ended June 30, 2015, average loans increased $820.9 million, or 60.0%, to $2.19 billion, when compared to $1.37 billion for the same period in 2014.  The increase in loans was primarily a result of the acquisition of Omni.  The average yield on loans decreased from 5.70% for the six months ended June 30, 2014, to 4.59% for the six months ended June 30, 2015, due to overall lower interest rates and the higher yield SFG purchased automobile loans included in the portfolio during the six months ended June 30, 2014. Interest income on loans increased $11.1 million, or 30.4%, to $47.8 million for the six months ended June 30, 2015, when compared to $36.7 million for the same period in 2014 as a result of the increase in the average balance which was partially offset by a decrease in the average yield. For the three months ended June 30, 2015, average loans increased $817.3 million, or 59.6%, to $2.19 billion, when compared to $1.37 billion for the same period in 2014.  The average yield on loans decreased from 5.64% for the three months ended June 30, 2014 to 4.56% for the three months ended June 30, 2015.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and MBS increased $285.8 million, or 15.7%, from $1.82 billion to $2.10 billion, for the six months ended June 30, 2015 when compared to the same period in 2014.  At June 30, 2015, substantially all of our MBS were fixed rate securities.  The overall yield on average investment and MBS decreased to 3.30% during the six months ended June 30, 2015, from 3.71% during the same period in 2014.  Interest income on investment and MBS increased $849,000 during the six months ended June 30, 2015, or 3.1%, compared to the same period in 2014 due to an increase in the average balance which was partially offset by a decrease in the average yield.   For the three months ended June 30, 2015, average investment and MBS increased $302.2 million, or 16.7%, to $2.11 billion, when compared to $1.81 billion for the same period in 2014.  The overall yield on average investment and MBS decreased to 3.20% during the three months ended June 30, 2015, from 3.70% during the same period in 2014 primarily as a result of an increase in MBS. Interest income from investment and MBS increased $48,000, or 0.3%, to $13.8 million for the three months ended June 30, 2015, compared to $13.7 million for the same period in 2014.  The increase in interest income for the three months is due to an increase in the average balance while partially offset by a decrease in the average yield. The decrease in the overall yield on average investment and MBS for the three and six months ended June 30, 2015 primarily reflects an overall higher interest rate environment during 2014, the purchase of lower yielding securities when compared to those securities paying off, maturing or sold and the addition of Omni's securities portfolio at fair value in a low interest rate environment.
Average FHLB stock and other investments increased $13.5 million, or 45.1%, to $43.3 million, for the six months ended June 30, 2015, when compared to $29.9 million for the same period in 2014 due to an increase in average FHLB advances during 2015 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $50,000, or 46.3%, during the six months ended June 30, 2015, when compared to the same period in 2014 due to an increase in the average balance and average yield from 0.73% for the six months ended June 30, 2014, compared to 0.74% for the same period in 2015.  For the three months ended June 30, 2015, average FHLB stock and other investments increased $14.6 million, or 52.1%, to $42.7 million, when compared to $28.1 million for the same period in 2014.  Interest income from FHLB stock and other investments increased $27,000, or 71.1%, to $65,000, for the three months ended June 30, 2015, when compared to $38,000 for the same period in 2014 as a result of the increase in the average balance and average yield from 0.54% in 2014 to 0.61% in 2015. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
During the six months ended June 30, 2015, our average loans and average securities increased when compared to the same period in 2014. Average loans increased to 50.0% of average total interest earning assets for the six months ended June 30, 2015 as compared to 41.9% for the same period in 2014. Average total securities as a percentage of average total interest earning assets was 48.9% and 56.5% for the six months ended June 30, 2015, and 2014, respectively. The other interest earning asset categories averaged 1.1% and 1.6% for the six months ended June 30, 2015 and 2014, respectively.
Total interest expense increased $1.1 million, or 12.6%, to $9.7 million during the six months ended June 30, 2015, as compared to $8.6 million during the same period in 2014.  The increase was primarily attributable to the increase in average interest bearing liabilities of $1.08 billion, or 41.4%, for the six months ended June 30, 2015 compared to the same period in 2014 which was partially offset by the decrease from the average rate paid of 0.67% for the six months ended June 30, 2014, to 0.53% for the six months ended June 30, 2015.  This increase in average interest bearing liabilities was primarily the result of the acquisition of Omni and included increases in interest bearing deposits of $816.5 million, or 41.4%, short-term interest bearing liabilities of $191.3 million, or 313.9% and long-term FHLB advances of $68.1 million, or 13.5%. For the three months ended June 30, 2015, total interest expense increased $615,000, or 14.5%, to $4.8 million, compared to $4.2 million for the same period in 2014, as a result of an increase in the average balance which more than offset a decrease in the average rate paid.  Average interest bearing liabilities increased $1.11 billion, or 43.4%, while the average rate paid decreased from 0.67% for the three months ended June 30, 2014, to 0.53% for the three months ended June 30, 2015.
Our average total deposits increased $907.1 million, or 35.7%, from $2.54 billion for the six months ended June 30, 2014 to $3.45 billion for the six months ended June 30, 2015.  Average interest bearing deposits increased $816.5 million, or 41.4%, from $1.97 billion for the six months ended June 30, 2014 to $2.79 billion for the same period in 2015, while the average rate paid decreased from 0.42% for the six months ended June 30, 2014, to 0.36% for the six months ended June 30, 2015.  Average time deposits increased $237.8 million, or 38.3%, from $620.6 million for the six months ended June 30, 2014 to $858.4 million for the same period in 2015, while the average rate paid decreased to 0.63% for the six months ended June 30, 2015, as compared to 0.73% for the same period in 2014.  Average interest bearing demand deposits increased $460.8 million, or 37.2%, for the six months ended June 30, 2015 when compared to the same period in 2014, while the average rate paid decreased to 0.27% for the six months ended June 30, 2015, as compared to 0.29% for the same period in 2014.  Average savings deposits increased $118.0 million, or 103.4%, for the six months ended June 30, 2015 when compared to the same period in 2014, while the average rate paid decreased to 0.10% for the six months ended June 30, 2015, as compared to 0.12% for the same period in 2014.  Interest expense for interest bearing deposits for the six months ended June 30, 2015, increased $922,000, or 22.5%, when compared to the same period in 2014, due to an increase in the average balance which more than offset the decrease in the average rate paid. Average noninterest bearing demand deposits increased $90.6 million, or 16.0%, during the six months ended June 30, 2015 compared to the same period in 2014.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 75.1% and 75.6% of total average deposits during the six months ended June 30, 2015 and 2014, respectively.
At June 30, 2015, we had $28.9 million in brokered CDs as compared to $23.4 million at December 31, 2014. Brokered CDs represented 0.8% of deposits at June 30, 2015 as compared to 0.7% at December 31, 2014, all with maturities of less than five years.
For the three and six months ended June 30, 2015, average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $232.5 million and $252.3 million, respectively, and reflected increases of $199.7 million, or 609.3%, and $191.3 million, or 313.9%, respectively, when compared to the same periods in 2014.  Average short-term interest bearing liabilities increased due to the acquisition of Omni in the fourth quarter of 2014. Interest expense associated with short-term interest bearing liabilities increased $98,000, or 175.0%, and $169,000, or 133.1%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, while the average rate paid decreased to 0.27% and 0.24% for the three and six months ended June 30, 2015, compared to 0.69% and 0.42% for the same periods in 2014. The increase in the interest expense was due to an increase in the average balance while partially offset by a decrease in the average rate paid.
For the three and six months ended June 30, 2015, average long-term interest bearing liabilities consisting of FHLB advances were $569.3 million and $572.7 million, respectively, and reflected increases of $61.2 million, or 12.0%, and $68.1 million, or 13.5%, respectively when compared to the same periods in 2014.  Interest expense associated with long-term FHLB advances changed slightly for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to the decrease in the average rates paid. The average rate paid decreased to 1.28% for the six months ended June 30, 2015, when compared to 1.46% for the same period in 2014 and for the three months ended June 30, 2015, the average rate paid decreased to 1.29%, when compared to 1.45% for the same period in 2014.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three and six months ended June 30, 2015 and 2014, respectively.  Interest expense associated with long-term debt increased slightly for the three and six months ended June 30, 2015 compared to the same periods in 2014, as a result of a slight increase in the average yield during the three and six months ended June 30, 2015.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points. The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	June 30, 2015			June 30, 2014
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,188,886	$24,889	4.56%	$1,371,609	$19,302	5.64%
Loans Held For Sale	3,675	45	4.91%	335	3	3.59%
Securities:
Investment Securities (Taxable)(4)	86,561	459	2.13%	31,250	143	1.84%
Investment Securities (Tax-Exempt)(3)(4)	627,405	8,752	5.60%	655,865	9,032	5.52%
Mortgage-backed Securities (4)	1,400,389	7,666	2.20%	1,125,085	7,557	2.69%
Total Securities	2,114,355	16,877	3.20%	1,812,200	16,732	3.70%
FHLB stock and other investments, at cost	42,741	65	0.61%	28,109	38	0.54%
Interest Earning Deposits	39,609	29	0.29%	34,693	22	0.25%
Total Interest Earning Assets	4,389,266	41,905	3.83%	3,246,946	36,097	4.46%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	49,760			42,887
Bank Premises and Equipment	111,384			53,108
Other Assets	259,319			126,015
Less: Allowance for Loan Loss	(17,059)			(18,635)
Total Assets	$4,792,670			$3,450,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$234,097	59	0.10%	$116,390	34	0.12%
Time Deposits	853,410	1,313	0.62%	603,903	1,070	0.71%
Interest Bearing Demand Deposits	1,701,559	1,121	0.26%	1,223,788	880	0.29%
Total Interest Bearing Deposits	2,789,066	2,493	0.36%	1,944,081	1,984	0.41%
Short-term Interest Bearing Liabilities	232,471	154	0.27%	32,777	56	0.69%
Long-term Interest Bearing Liabilities – FHLB Dallas	569,302	1,837	1.29%	508,128	1,836	1.45%
Long-term Debt (5)	60,311	361	2.40%	60,311	354	2.35%
Total Interest Bearing Liabilities	3,651,150	4,845	0.53%	2,545,297	4,230	0.67%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	669,068			597,852
Other Liabilities	37,607			29,241
Total Liabilities	4,357,825			3,172,390
SHAREHOLDERS’ EQUITY	434,845			277,931
Total Liabilities and Shareholders’ Equity	$4,792,670			$3,450,321
NET INTEREST INCOME		$37,060			$31,867
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.39%			3.94%
NET INTEREST SPREAD			3.30%			3.79%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,047 and $1,000 for the three months ended June 30, 2015 and 2014, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,108 and $3,011 for the three months ended June 30, 2015 and 2014, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of June 30, 2015 and 2014, loans totaling $21,223 and $9,620, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES AND YIELDS
			(dollars in thousands)
			(unaudited)
			Six Months Ended
	June 30, 2015			June 30, 2014
	AVG		AVG	AVG		AVG
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,189,023	$49,827	4.59%	$1,368,110	$38,677	5.70%
Loans Held For Sale	2,835	73	5.19%	379	8	4.26%
Securities:
Investment Securities (Taxable)(4)	68,102	696	2.06%	28,856	266	1.86%
Investment Securities (Tax-Exempt)(3)(4)	636,269	17,586	5.57%	649,639	17,874	5.55%
Mortgage-backed Securities (4)	1,396,519	16,128	2.33%	1,136,608	15,239	2.70%
Total Securities	2,100,890	34,410	3.30%	1,815,103	33,379	3.71%
FHLB stock and other investments, at cost	43,311	158	0.74%	29,855	108	0.73%
Interest Earning Deposits	49,040	63	0.26%	51,947	65	0.25%
Total Interest Earning Assets	4,385,099	84,531	3.89%	3,265,394	72,237	4.46%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	53,542			44,430
Bank Premises and Equipment	112,006			52,699
Other Assets	270,806			123,572
Less: Allowance for Loan Loss	(15,351)			(18,641)
Total Assets	$4,806,102			$3,467,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$232,033	112	0.10%	$114,052	69	0.12%
Time Deposits	858,416	2,675	0.63%	620,631	2,233	0.73%
Interest Bearing Demand Deposits	1,700,399	2,235	0.27%	1,239,645	1,798	0.29%
Total Interest Bearing Deposits	2,790,848	5,022	0.36%	1,974,328	4,100	0.42%
Short-term Interest Bearing Liabilities	252,276	296	0.24%	60,952	127	0.42%
Long-term Interest Bearing Liabilities – FHLB Dallas	572,731	3,629	1.28%	504,617	3,644	1.46%
Long-term Debt (5)	60,311	714	2.39%	60,311	706	2.36%
Total Interest Bearing Liabilities	3,676,166	9,661	0.53%	2,600,208	8,577	0.67%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	657,386			566,782
Other Liabilities	38,827			27,392
Total Liabilities	4,372,379			3,194,382
SHAREHOLDERS’ EQUITY	433,723			273,072
Total Liabilities and Shareholders’ Equity	$4,806,102			$3,467,454
NET INTEREST INCOME		$74,870			$63,660
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.44%			3.93%
NET INTEREST SPREAD			3.36%			3.79%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $2,097 and $2,017 for the six months ended June 30, 2015 and 2014, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $6,077 and $5,895 for the six months ended June 30, 2015 and 2014, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of June 30, 2015 and 2014, loans totaling $21,223 and $9,620, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2015, these investments were 11.4% of total assets as compared with 12.9% for December 31, 2014 and 15.7% for June 30, 2014.  The decrease to 11.4% at June 30, 2015 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2015.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At June 30, 2015, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $860.6 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.
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
Noninterest income was $8.4 million and $19.5 million for the three and six months ended June 30, 2015, respectively, compared to $6.5 million and $12.3 million for the same periods in 2014, an increase of $1.9 million, or 29.2%, and $7.1 million, or 58.0%, respectively.   The increase in noninterest income for the six months ended June 30, 2015 when compared to the same period in 2014 was due primarily to the increase in the net gain on sale of AFS securities. Other increases occurred in deposit services income, BOLI income, gain on sale of loans, and brokerage services income as well as mortgage servicing fee income, both included in other income, primarily as a result of the acquisition of Omni in December 2014.
During the three months ended June 30, 2015, we primarily sold U.S. Agency MBS and collateralized mortgage obligations (“CMO”) that resulted in an overall gain on the sale of AFS securities of $105,000. This was a continuation of our first quarter strategy to sell U.S. Agency low coupon MBS with longer payment windows from the Omni acquired securities portfolio. During the three months ended June 30, 2015, we primarily purchased premium CMOs with favorable expected returns in relation to risk, CMBS and U.S. Treasury notes.
During the six months ended June 30, 2015, we pro-actively managed the investment portfolio and adjusted the securities acquired in the Omni acquisition to meet our investment objectives. We primarily sold U.S. Agency MBS, CMOs, municipal securities and U.S. Treasury notes that resulted in a net gain on sale of AFS securities of $2.6 million compared to $509,000 for the same period in 2014.  The fair value of the AFS securities portfolio at June 30, 2015 was $1.47 billion with a net unrealized gain on that date of $11.4 million.  The net unrealized gain was comprised of $20.0 million in unrealized gains and $8.6 million in unrealized losses.  The fair value of the HTM securities portfolio at June 30, 2015 was $753.5 million with a net unrealized gain on that date of $331,000.  The net unrealized gain was comprised of $20.7 million in unrealized gains and approximately $20.4 million in unrealized losses.

Deposit services income increased $1.1 million, or 29.7%, and $2.5 million, or 33.3%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015 was due primarily to an increase in ATM and debit card income as well as service charges on deposit accounts and NSF and overdraft income primarily as a result of the acquisition of Omni.
Gain on sale of loans increased $741,000, or 914.8%, and $1.0 million, or 644.7%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015 was due to an increase in the amount of loans sold and the related servicing release and secondary market fees primarily as a result of the acquisition of Omni.
Bank owned life insurance increased $346,000, or 112.7%, and $701,000, or 112.9%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015 was due to the addition of approximately $45.0 million in BOLI acquired in the acquisition of Omni in the fourth quarter of 2014.
Other income increased $26,000, or 2.4%, and $687,000, or 33.4%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in brokerage service income and mortgage servicing fee income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits. Noninterest expense increased primarily due to expenses associated with the assumption of the operations of Omni which are reflected primarily in salaries and employee benefits and software and data processing expense. These increases were partially offset by decreases in salaries and employee benefits as well as occupancy expense for the three and six months ended June 30, 2015, related to the sale of the SFG Finance (“SFG”) loan portfolio during the fourth quarter of 2014 and the subsequent dissolution of SFG in April 2015.
Noninterest expense was $27.9 million and $57.6 million for the three and six months ended June 30, 2015, respectively, compared to $20.4 million and $40.6 million for the same periods in 2014, respectively, representing an increase of $7.5 million, or 36.7%, and $17.0 million, or 41.9%, for the three and six months ended June 30, 2015, respectively.
Salaries and employee benefits expense increased $3.8 million, or 28.8%, and $8.9 million, or 33.9%, during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015, was primarily the result of the additional employees added as a result of the acquisition of Omni and to a lesser extent, the increase in retirement expense, direct salary expense and increased health insurance expense.
Direct salary expense and payroll taxes increased $2.6 million, or 22.5%, and $6.9 million, or 29.9%, during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014. This increase was due to non-recurring salary payments, severance, and stay pay of $1.2 million and $4.1 million, for the three and six months ended June 30, 2015, respectively, as well as additional salary for the employees added associated with the acquisition of Omni, and to a lesser extent, normal salary increases effective in the first quarter of 2015. This increase was partially offset by the decrease in salary expense related to the dissolution of SFG.
Retirement expense, included in salary and benefits, increased $535,000, or 95.0%, and $1.0 million, or 93.3%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  The increase was primarily related to the increase in the defined benefit plan expense due to the funded status of the plan and the decrease in the discount rate to 4.14% from 5.06% for the same periods in 2014.

Health and life insurance expense, included in salary and benefits, increased $691,000, or 58.5%, and $983,000, or 46.5%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and six months ended June 30, 2015 was due to increased health claims expense and plan administrative cost for the comparable period of time as well as the acquisition of Omni in the fourth quarter of 2014.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2015.
Occupancy expense increased $807,000, or 45.2%, and $2.5 million, or 71.0%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, due to the addition of 14 branches resulting from the acquisition of Omni in the fourth quarter of 2014, while partially offset by a decrease in expenses related to SFG.
Advertising, travel & entertainment expenses increased $78,000, or 12.9%, and $192,000, or 16.7%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, due to expenses related to the acquisition of Omni.
ATM and debit card expense increased $448,000, or 148.3%, and $810,000, or 130.9%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due primarily to the addition of 21 ATMs as a result of the acquisition of Omni.
Professional fees decreased $511,000, or 39.2%, and $696,000, or 31.2%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, due to a decrease in accounting and audit fees for Southside Bank and a decrease in accounting and legal fees related to SFG.
Software and data processing expenses increased $751,000, or 154.5%, and $1.3 million, or 129.8%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due primarily to the addition of software applications and integration costs in connection with the acquisition of Omni.
Telephone and communication expense increased $283,000, or 88.4%, and $474,000, or 79.3%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 primarily due to the addition of 14 branches as a result of the acquisition of Omni while partially offset by a decrease related to SFG.
FDIC insurance increased $195,000, or 44.9%, and $385,000, or 43.7%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due to an increase in the total assessment base which is average consolidated total assets less average tangible equity.
Other expenses increased $1.7 million, or 79.7%, and $3.2 million, or 72.4%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due primarily to increases in amortization expense related to the core deposit intangible, losses associated with check cards, losses on other real estate owned ("OREO"), the retirement of assets in the dissolution of SFG, brokerage services expense, increases in online mobile banking expenses, supplies expense and equipment expense related to the acquisition of Omni. Other expenses were partially offset by decreases in repossession expenses related to SFG.
Income Taxes
Pre-tax income for the three and six months ended June 30, 2015 was $13.1 million and $24.4 million, respectively, compared to $11.3 million and $20.7 million for the same periods in 2014.  We recorded income tax expense of $2.0 million and $3.9 million, respectively, for the three and six months ended June 30, 2015, compared to $838,000 and $2.0 million for the same periods in 2014. The effective tax rate as a percentage of pre-tax income was 15.0% and 15.9%, respectively, for the three and six months ended June 30, 2015, compared to an effective tax rate as a percentage of pre-tax income of 7.4% and 9.7% for the same periods in 2014.  The increase in the effective tax rate for the three and six months ended June 30, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2014.  Net deferred tax assets totaled $18.9 million at June 30, 2015, as compared to $12.7 million at December 31, 2014. No valuation allowance for deferred tax assets was recorded at June 30, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

Capital Resources
Our total shareholders' equity at June 30, 2015, was $431.7 million, representing an increase of 1.5%, or $6.4 million, from December 31, 2014, and represented 8.9% of total assets at June 30, 2015, compared to 8.8% of total assets at December 31, 2014.
Increases to our shareholders’ equity primarily consisted of net income of $20.5 million, the issuance of $613,000 in common stock (21,499 shares) through our dividend re-investment plan, and stock compensation expense of $567,000. These increases were partially offset by $11.4 million in cash dividends paid and an increase in accumulated other comprehensive loss of $4.1 million.
On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which was paid on May 14, 2015.
As a result of new regulations, we were required to begin complying with higher minimum capital requirements (the "Updated Capital Rules"). The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
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
Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of June 30, 2015, we met all capital adequacy requirements to which we were subject.
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
To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
June 30, 2015	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$357,457	14.04%	$114,571	4.50%	N/A	N/A
Bank Only	$400,073	15.73%	$114,425	4.50%	$165,281	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$410,741	16.13%	$152,762	6.00%	N/A	N/A
Bank Only	$400,073	15.73%	$152,567	6.00%	$203,422	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$428,327	16.82%	$203,682	8.00%	N/A	N/A
Bank Only	$417,659	16.43%	$203,422	8.00%	$254,278	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$410,741	8.79%	$187,005	4.00%	N/A	N/A
Bank Only	$400,073	8.57%	$186,706	4.00%	$233,383	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of June 30, 2015, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Return on Average Assets	0.93%	1.22%
Return on Average Shareholders' Equity	10.30	15.09
Dividend Payout Ratio – Basic	52.27	39.62
Dividend Payout Ratio – Diluted	52.27	39.62
Average Shareholders' Equity to Average Total Assets	9.07	8.06
	Six Months Ended June 30,
	2015	2014
Return on Average Assets	0.86%	1.09%
Return on Average Shareholders' Equity	9.55	13.80
Dividend Payout Ratio – Basic	56.79	44.68
Dividend Payout Ratio – Diluted	56.79	44.68
Average Shareholders' Equity to Average Total Assets	9.02	7.88

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2014.  There were no substantial changes in these concentrations during the six months ended June 30, 2015.  Substantially all of our loan originations are made to borrowers who live and conduct business in our primary market area, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Prior to the sale of SFG during the fourth quarter of 2014, we purchased portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represented existing subprime automobile loans with payment histories that were collateralized by new and used automobiles.
Total loans decreased $1.3 million, or 0.1%, to $2.18 billion at June 30, 2015 from $2.18 billion at December 31, 2014, and increased $788.6 million, or 56.7%, from $1.39 billion at June 30, 2014.  Average loans increased $820.9 million, or 60.0%, during the six months ended June 30, 2015 when compared to the same period in 2014.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  In the last three to five years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During that time economic growth and business activity in Texas has exceeded the U.S. average. However, recent decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of July 31, 2015, the price per barrel of crude oil was approximately $47 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.
The following table sets forth loan totals for the periods presented:

	At June 30, 2015	At December 31, 2014	At June 30, 2014
	(in thousands)
Real Estate Loans:
Construction	$295,633	$267,830	$164,668
1-4 Family Residential	683,944	690,895	391,675
Other	500,906	468,171	271,858
Commercial Loans	228,789	226,460	156,893
Municipal Loans	256,492	257,492	239,883
Loans to Individuals	214,099	270,285	166,308
Total Loans	$2,179,863	$2,181,133	$1,391,285

Total loans decreased for the six months ended June 30, 2015, as a result of the continued roll off of the indirect automobile loan portfolio acquired with the Omni acquisition and payoffs in our 1-4 family residential, and municipal loan portfolios. The increase in our 1-4 family residential loans, constructions loans, other real estate loans, loans to individuals and commercial loans at June 30, 2015 compared to June 30, 2014, was due primarily to the acquisition of Omni and increased activity in the Austin and Dallas-Fort Worth markets.
Construction loans increased $27.8 million, or 10.4%, to $295.6 million at June 30, 2015, from $267.8 million at December 31, 2014, and increased $131.0 million, or 79.5%, from $164.7 million at June 30, 2014. Our construction loans continue to increase due to growth in our Austin and Dallas-Fort Worth markets.
Other real estate loans, which are comprised primarily of commercial real estate loans, increased $32.7 million, or 7.0%, to $500.9 million at June 30, 2015, from $468.2 million at December 31, 2014, and increased $229.0 million, or 84.3%, from $271.9 million at June 30, 2014. Our other real estate loans continued to increase during the six months ended June 30, 2015, primarily as a result of the continued growth in our Austin and Dallas-Fort Worth markets.
Commercial loans increased $2.3 million, or 1.0%, to $228.8 million at June 30, 2015, from $226.5 million at December 31, 2014, and increased $71.9 million, or 45.8%, from $156.9 million at June 30, 2014.
Our 1-4 family residential mortgage loans decreased $7.0 million, or 1.0%, to $683.9 million at June 30, 2015, from $690.9 million at December 31, 2014, and increased $292.3 million, or 74.6%, from $391.7 million at June 30, 2014. Our 1-4 residential mortgage loans decreased for the six months ended June 30, 2015 compared to December 31, 2014, due primarily to payoffs in excess of originations.
Municipal loans decreased $1.0 million, or 0.4%, to $256.5 million at June 30, 2015, from $257.5 million at December 31, 2014, and increased $16.6 million, or 6.9%, from $239.9 million at June 30, 2014.
Loans to individuals decreased $56.2 million, or 20.8%, to $214.1 million at June 30, 2015, from $270.3 million at December 31, 2014, and increased $47.8 million, or 28.7%, from $166.3 million at June 30, 2014.  The decrease in loans to individuals from December 31, 2014 reflects the continued roll-off of the Omni acquired indirect automobile loan portfolio.
Loan Loss Experience and Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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

We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. Our pools of similar loans include consumer loans and loans secured by 1-4 family residential loans.
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
As of June 30, 2015, our review of the loan portfolio indicated that a loan loss allowance of $16.8 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2015, the allowance for loan losses increased $3.5 million, or 26.6%, to $16.8 million, or 0.77% of total loans, when compared to $13.3 million, or 0.61% of total loans, at December 31, 2014, as a result of the additional provision associated with the increase of impaired loans. The allowance for loan losses as a percentage of total loans decreased from the comparable period in 2014 from 1.32%, as a result of the loans acquired in connection with the Omni acquisition measured at fair value at the acquisition date with no carryover of the allowance for loan loss and the sale of the loans purchased by SFG, both of which occurred in the fourth quarter of 2014.
For the three and six months ended June 30, 2015, loan charge-offs were $893,000 and $2.0 million, and recoveries were $521,000 and $1.4 million, resulting in net charge-offs of $372,000 and $586,000. For the three and six months ended June 30, 2014, loan charge-offs were $3.5 million and $8.3 million, and recoveries were $517,000 and $1.1 million, resulting in net charge-offs of $3.0 million and $7.3 million. The decrease in net charge-offs for the three and six months ended June 30, 2015, was primarily due to the decrease in the level of charge-offs in the consumer portfolio as compared to the same period last year. The necessary provision expense was estimated at $268,000 and $4.1 million for the three and six months ended June 30, 2015, from $2.7 million and $6.8 million for the comparable periods in 2014.
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
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2015	At December 31, 2014	At June 30, 2014
Nonaccrual loans	$21,223	$4,096	$9,620
Accruing loans past due more than 90 days	30	4	4
Restructured loans	5,667	5,874	4,036
Other real estate owned	787	1,738	383
Repossessed assets	87	565	492
Total Nonperforming Assets	$27,794	$12,277	$14,535

	At June 30, 2015	At December 31, 2014	At June 30, 2014
Asset Quality Ratios:
Nonaccruing loans to total loans	0.97%	0.19%	0.69%
Allowance for loan losses to nonaccruing loans	79.26	324.51	191.35
Allowance for loan losses to nonperforming assets	60.52	108.27	126.65
Allowance for loan losses to total loans	0.77	0.61	1.32
Nonperforming assets to total assets	0.57	0.26	0.42
Net charge-offs to average loans	0.05	1.44	1.07
Total nonperforming assets at June 30, 2015 were $27.8 million, an increase of $15.5 million, or 126.4%, from $12.3 million at December 31, 2014 and an increase of $13.3 million, or 91.2%, from $14.5 million at June 30, 2014.  The increase in nonperforming assets at June 30, 2015 as compared to December 31, 2014 was primarily due to the downgrade of one large commercial borrowing relationship to impaired status.
From December 31, 2014 to June 30, 2015, nonaccrual loans increased $17.1 million, or 418.1%, to $21.2 million, and $11.6 million, or 120.6% from June 30, 2014.  Of the total nonaccrual loans at June 30, 2015, 67.1% are commercial loans, 15.1% are commercial real estate loans, 9.3% are residential real estate loans, 4.5% are loans to individuals, 2.8% are construction loans, and 1.2% are municipal loans. Restructured loans decreased $207,000, or 3.5%, to $5.7 million at June 30, 2015, from $5.9 million at December 31, 2014 and increased $1.6 million, or 40.4%, from $4.0 million at June 30, 2014.  OREO decreased $951,000, or 54.7%, to $787,000 at June 30, 2015 from $1.7 million at December 31, 2014 and increased $404,000, or 105.5%, from $383,000 at June 30, 2014.  The OREO at June 30, 2015 consisted of 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $478,000, or 84.6%, to $87,000 at June 30, 2015, from $565,000 at December 31, 2014 and $405,000, or 82.3%, from $492,000 at June 30, 2014.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.83% and 5.83%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 4.03% and 4.28%, respectively, relative to the base case over the next 12 months. As of December 31, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.34% and 2.29%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.43% and 3.25%, respectively, relative to the base case over the next 12 months.  As of June 30, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 3.51% and 6.15%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.33% and 2.29%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On December 17, 2014, Southside completed the acquisition of Omni in a purchase business combination. Full integration of our policies, processes, technology and operations was almost complete as of June 30, 2015. Management will continue to evaluate Southside's internal control over financial reporting as it continues its integration work.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	August 7, 2015	BY:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 7, 2015	BY:	/s/ LEE R. GIBSON
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