Form 10-Q
period 2015-09-30
SOUTHSIDE BANCSHARES INC
filed 2015-11-06
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of November 4, 2015 was 25,372,528 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$52,311	$64,001
Interest earning deposits	19,583	20,654
Total cash and cash equivalents	71,894	84,655
Investment securities:
Available for sale, at estimated fair value	301,627	306,706
Held to maturity, at carrying value (estimated fair value of $395,401 and $400,248, respectively)	386,385	388,823
Mortgage-backed securities:
Available for sale, at estimated fair value	1,073,368	1,142,002
Held to maturity, at carrying value (estimated fair value of $397,572 and $261,339, respectively)	385,529	253,496
FHLB stock, at cost	43,446	39,942
Other investments	5,446	3,929
Loans held for sale	4,883	2,899
Loans:
Loans	2,239,146	2,181,133
Less: Allowance for loan losses	(18,402)	(13,292)
Net Loans	2,220,744	2,167,841
Premises and equipment, net	109,087	112,860
Goodwill	91,520	91,372
Other intangible assets, net	7,090	8,844
Interest receivable	17,143	22,436
Deferred tax asset	14,952	12,707
Unsettled trades to sell securities	—	57,202
Bank owned life insurance	94,303	92,384
Other assets	10,058	19,163
TOTAL ASSETS	$4,837,475	$4,807,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$681,618	$661,014
Interest bearing	2,646,259	2,713,403
Total deposits	3,327,877	3,374,417
Short-term obligations:
Federal funds purchased and repurchase agreements	2,270	4,237
FHLB advances	442,738	297,368
Total short-term obligations	445,008	301,605
Long-term obligations:
FHLB advances	498,556	600,052
Long-term debt	60,311	60,311
Total long-term obligations	558,867	660,363
Unsettled trades to purchase securities	21,783	5,982
Other liabilities	36,792	39,651
TOTAL LIABILITIES	4,390,327	4,382,018

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($1.25 par, 40,000,000 shares authorized, 27,842,166 shares issued at September 30, 2015 and 26,578,127 shares issued at December 31, 2014)	34,803	33,223
Paid-in capital	423,167	389,886
Retained earnings	37,783	55,396
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(10,913)	(15,570)
TOTAL SHAREHOLDERS' EQUITY	447,148	425,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,837,475	$4,807,261
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Loans	$23,787	$17,168	$71,590	$53,836
Investment securities – taxable	475	210	1,171	476
Investment securities – tax-exempt	5,551	6,325	17,060	18,304
Mortgage-backed securities	8,318	6,070	24,446	21,309
FHLB stock and other investments	65	36	223	144
Other interest earning assets	15	31	78	96
Total interest income	38,211	29,840	114,568	94,165
Interest expense
Deposits	2,485	1,876	7,507	5,976
Short-term obligations	354	226	650	353
Long-term obligations	2,087	2,018	6,430	6,368
Total interest expense	4,926	4,120	14,587	12,697
Net interest income	33,285	25,720	99,981	81,468
Provision for loan losses	2,276	4,868	6,392	11,651
Net interest income after provision for loan losses	31,009	20,852	93,589	69,817
Noninterest income
Deposit services	5,213	3,860	15,122	11,292
Net gain on sale of securities available for sale	875	1,151	3,456	1,660
Impairment of investment in SFG Finance, LLC	—	(2,239)	—	(2,239)
Gain on sale of loans	305	108	1,504	269
Trust income	835	798	2,548	2,340
Bank owned life insurance income	661	320	1,983	941
Other	1,227	1,021	3,970	3,077
Total noninterest income	9,116	5,019	28,583	17,340
Noninterest expense
Salaries and employee benefits	15,733	12,798	50,801	38,992
Occupancy expense	3,071	1,773	9,123	5,313
Advertising, travel & entertainment	642	489	1,982	1,637
ATM and debit card expense	617	327	2,046	946
Professional fees	825	1,132	2,360	3,363
Software and data processing expense	819	543	3,087	1,530
Telephone and communications	534	292	1,606	890
FDIC insurance	624	437	1,891	1,319
Other	3,527	2,226	11,130	6,635
Total noninterest expense	26,392	20,017	84,026	60,625

Income before income tax expense	13,733	5,854	38,146	26,532
Income tax expense (benefit)	1,971	(243)	5,841	1,754
Net income	$11,762	$6,097	$32,305	$24,778
Earnings per common share – basic	$0.46	$0.31	$1.27	$1.25
Earnings per common share – diluted	$0.46	$0.31	$1.27	$1.25
Dividends paid per common share	$0.23	$0.22	$0.69	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$11,762	$6,097	$32,305	$24,778
Other comprehensive income:
Net unrealized holding gains on available for sale securities during the period	13,446	2,751	8,051	21,070
Change in net unrealized loss on securities transferred to held to maturity	220	282	746	836
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(875)	(1,151)	(3,456)	(1,660)
Amortization of net actuarial loss, included in net periodic benefit cost	691	260	1,836	781
Amortization of prior service credit, included in net periodic benefit cost	(4)	(3)	(12)	(10)
Other comprehensive income, before tax	13,478	2,139	7,165	21,017
Income tax expense related to other items of comprehensive income	(4,718)	(862)	(2,508)	(7,469)
Other comprehensive income, net of tax	8,760	1,277	4,657	13,548
Comprehensive income	$20,522	$7,374	$36,962	$38,326

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net income	—	—	24,778	—	—	24,778
Other comprehensive income	—	—	—	—	13,548	13,548
Issuance of common stock (26,894 shares)	34	763	—	—	—	797
Stock compensation expense	—	842	—	—	—	842
Tax benefits related to stock awards	—	249	—	—	—	249
Net issuance of common stock under employee stock plans	90	1,025	(112)	—	—	1,003
Cash dividends paid on common stock ($0.64 per share)	—	—	(11,865)	—	—	(11,865)
Impairment of investment in SFG Finance, LLC.	—	2,239	—	—	—	2,239
Stock dividend declared	1,124	24,941	(26,065)	—	—	—
Balance at September 30, 2014	$26,731	$244,150	$65,409	$(37,692)	$(7,489)	$291,109

Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net income	—	—	32,305	—	—	32,305
Other comprehensive income	—	—	—	—	4,657	4,657
Issuance of common stock (33,948 shares)	42	894	—	—	—	936
Stock compensation expense	—	981	—	—	—	981
Tax benefits related to stock awards	—	61	—	—	—	61
Net issuance of common stock under employee stock plans	26	182	(39)	—	—	169
Cash dividends paid on common stock ($0.69 per share)	—	—	(17,204)	—	—	(17,204)
Stock dividend declared	1,512	31,163	(32,675)	—	—	—
Balance at September 30, 2015	$34,803	$423,167	$37,783	$(37,692)	$(10,913)	$447,148

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$32,305	$24,778
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,467	2,591
Securities premium amortization (discount accretion), net	16,895	14,099
Accretion of loan (discounts) premium amortization, net	(2,065)	(1,404)
Provision for loan losses	6,392	11,651
Stock compensation expense	981	842
Deferred tax benefit	(2,714)	(2,322)
Tax benefit related to stock awards	(61)	(253)
Net gain on sale of securities available for sale	(3,456)	(1,660)
Impairment of investment in SFG Finance, LLC.	—	2,239
Net loss on premises and equipment	211	14
Net loss on other real estate owned	387	65
Net change in:
Interest receivable	5,293	7,752
Other assets	2,124	(2,185)
Interest payable	28	(69)
Other liabilities	(1,064)	4,943
Loans originated for sale	(1,984)	(533)
Net cash provided by operating activities	59,739	60,548

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(80,714)	—
Maturities, calls and principal repayments	17,994	18,883
Securities available for sale:
Purchases	(697,879)	(538,361)
Sales	543,456	529,054
Maturities, calls and principal repayments	226,125	214,296
Proceeds from redemption of FHLB stock	8,603	11,437
Purchases of FHLB stock and other investments	(12,248)	(1,841)
Net loans originated	(58,658)	(142,523)
Purchases of premises and equipment	(2,524)	(4,280)
Proceeds from sales of premises and equipment	10	8
Proceeds from sales of other real estate owned	634	275
Proceeds from sales of repossessed assets	2,008	5,158
Net cash (used in) provided by investing activities	(53,193)	92,106

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2015	2014
FINANCING ACTIVITIES:
Net change in deposits	(45,588)	(84,327)
Net (decrease) increase in federal funds purchased and repurchase agreements	(1,967)	1,257
Proceeds from FHLB advances	13,860,663	6,485,983
Repayment of FHLB advances	(13,816,377)	(6,530,965)
Tax benefit related to stock awards	61	253
Net issuance of common stock under employee stock plan	169	1,003
Proceeds from the issuance of common stock	936	797
Cash dividends paid	(17,204)	(11,865)
Net cash used in financing activities	(19,307)	(137,864)

Net (decrease) increase in cash and cash equivalents	(12,761)	14,790
Cash and cash equivalents at beginning of period	84,655	54,431
Cash and cash equivalents at end of period	$71,894	$69,221

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$14,558	$12,766
Income taxes paid	$5,250	$4,300

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$1,453	$4,581
Loans transferred to held for sale from held for investment	$—	$74,752
Transfer of available for sale securities to held to maturity securities	$57,724	$—
Adjustment to pension liability	$(1,824)	$(771)
5% stock dividend	$32,675	$26,065
Unsettled trades to purchase securities	$(21,783)	$(15,224)
Unsettled trades to sell securities	$—	$5,120

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting and Reporting Policies

Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank.  “OABC” and “Omni” refer to OmniAmerican Bancorp, Inc. and its subsidiaries.  “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC), which was a wholly-owned subsidiary of the Bank and was dissolved in April 2015.
The consolidated balance sheet as of September 30, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows and notes to the financial statements for the three- and nine-month periods ended September 30, 2015 and 2014 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
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
On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which was paid on May 14, 2015. All share data has been adjusted to give retroactive recognition to this stock dividend.
Goodwill
The Company evaluates goodwill for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that the fair value of the asset has decreased below its carrying value. During the three months ended September 30, 2015, the Company changed its annual goodwill impairment testing date from December 31 to October 1. The Company believes this new date is preferable as it provides additional time prior to the Company's year-end to complete the annual goodwill impairment test, especially given recent acquisitions and potential future growth. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. There were no impairments of goodwill during the three and nine months ended September 30, 2015 or 2014.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018 and early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.
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
The Omni acquisition was accounted for using the purchase method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation related to the Omni acquisition remains preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. Subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2014, we continued to evaluate the assets and liabilities assumed.  This evaluation resulted in adjustments to goodwill, consisting primarily of a $1.4 million adjustment to the fair value of Visa Class B stock included in other investments on the consolidated balance sheets, not previously recorded, which upon the filing of the short-period Federal Income Tax return for Omni and its subsidiaries and other immaterial adjustments was partially offset by a $1.0 million decrease to taxes receivable included in other assets on the consolidated balance sheets. The impact of the adjustments to goodwill, net of deferred tax, is reflected below. For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Omni, see "Note 2 - Acquisition" in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following table reflects the changes in the carrying amount of our goodwill for the nine months ended September 30, 2015 (in thousands):

Goodwill

Balance as of December 31, 2014	$91,372
Plus: measurement period adjustments	148
Balance as of September 30, 2015	$91,520
In connection with the integration of Omni into our operations, certain loans acquired have been reclassified as of December 31, 2014 to be consistent with our current classification methodology, see “Note 6 - Loans and Allowance for Probable Loan Losses” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loans” in this Quarterly Report on Form 10-Q.

3.     Earnings Per Share
Earnings per share on a basic and diluted basis have been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and Diluted Earnings:
Net income	$11,762	$6,097	$32,305	$24,778
Basic weighted-average shares outstanding	25,360	19,809	25,340	19,782
Add: Stock awards	85	106	84	99
Diluted weighted-average shares outstanding	25,445	19,915	25,424	19,881

Basic Earnings Per Share:	$0.46	$0.31	$1.27	$1.25

Diluted Earnings Per Share:	$0.46	$0.31	$1.27	$1.25
For the three- and nine-month periods ended September 30, 2015, there were approximately 58,000 and 27,000 anti-dilutive shares, respectively. For the three- and nine-month periods ended September 30, 2014, there were approximately 3,000 and 15,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income by component are as follows (in thousands):

	Three Months Ended September 30, 2015
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$1,396	$2	$(21,071)	$(19,673)
Other comprehensive income before reclassifications	13,666	—	—	13,666
Reclassified to income	(875)	(4)	691	(188)
Income tax (expense) benefit	(4,477)	1	(242)	(4,718)
Net current-period other comprehensive income (loss), net of tax	8,314	(3)	449	8,760
Ending balance, net of tax	$9,710	$(1)	$(20,622)	$(10,913)

	Nine Months Ended September 30, 2015
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$7	$(21,815)	$(15,570)
Other comprehensive income before reclassifications	8,797	—		8,797
Reclassified to income	(3,456)	(12)	1,836	(1,632)
Income tax (expense) benefit	(1,869)	4	(643)	(2,508)
Net current-period other comprehensive income (loss), net of tax	3,472	(8)	1,193	4,657
Ending balance, net of tax	$9,710	$(1)	$(20,622)	$(10,913)

	Three Months Ended September 30, 2014
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$3,281	$(17)	$(12,030)	$(8,766)
Other comprehensive income before reclassifications	3,033	—	—	3,033
Reclassified to income	(1,151)	(3)	260	(894)
Income tax (expense) benefit	(589)	2	(275)	(862)
Net current-period other comprehensive income (loss), net of tax	1,293	(1)	(15)	1,277
Ending balance, net of tax	$4,574	$(18)	$(12,045)	$(7,489)

	Nine Months Ended September 30, 2014
	Unrealized Gains (Losses) on Securities	Pension Plans
	Other	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$(12)	$(12,369)	$(21,037)
Other comprehensive income before reclassifications	21,906	—	—	21,906
Reclassified to income	(1,660)	(10)	781	(889)
Income tax (expense) benefit	(7,016)	4	(457)	(7,469)
Net current-period other comprehensive income (loss), net of tax	13,230	(6)	324	13,548
Ending balance, net of tax	$4,574	$(18)	$(12,045)	$(7,489)

The reclassifications out of accumulated other comprehensive loss into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (1)	$875	$1,151	$3,456	$1,660
Tax expense	(307)	(386)	(1,210)	(564)
Net of tax	568	765	2,246	1,096

Amortization of pension plan:
Net actuarial loss (2)	$(691)	$(260)	$(1,836)	$(781)
Prior service credit (2)	4	3	12	10
Total before tax	(687)	(257)	(1,824)	(771)
Tax benefit	241	82	639	262
Net of tax	(446)	(175)	(1,185)	(509)
Total reclassifications for the period, net of tax	$122	$590	$1,061	$587

(1) Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities as of September 30, 2015 and December 31, 2014 are reflected in the tables below (in thousands):

	September 30, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$9,971	$115	$—	$10,086	$—	$—	$10,086
U.S. Government Agency Debentures	4,849	95	—	4,944	—	—	4,944
State and Political Subdivisions	261,987	7,113	1,449	267,651	—	—	267,651
Other Stocks and Bonds	12,769	94	—	12,863	—	—	12,863
Other Equity Securities	6,055	28	—	6,083	—	—	6,083
Mortgage-backed Securities: (1)
Residential	612,400	13,880	157	626,123	—	—	626,123
Commercial	442,983	4,880	618	447,245	—	—	447,245
Total	$1,351,014	$26,205	$2,224	$1,374,995	$—	$—	$1,374,995

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$390,904	$4,913	$9,432	$386,385	$10,515	$1,499	$395,401
Mortgage-backed Securities: (1)
Residential	34,803	—	55	34,748	2,415	—	37,163
Commercial	355,249	1,274	5,742	350,781	9,699	71	360,409
Total	$780,956	$6,187	$15,229	$771,914	$22,629	$1,570	$792,973

	December 31, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$14,883	$30	$7	$14,906	$—	$—	$14,906
U.S. Government Agency Debentures	4,835	—	7	4,828	—	—	4,828
State and Political Subdivisions	260,535	8,055	906	267,684	—	—	267,684
Other Stocks and Bonds	13,086	153	—	13,239	—	—	13,239
Other Equity Securities	6,061	—	12	6,049	—	—	6,049
Mortgage-backed Securities:(1)
Residential	952,481	12,624	807	964,298	—	—	964,298
Commercial	176,112	1,743	151	177,704	—	—	177,704
Total	$1,427,993	$22,605	$1,890	$1,448,708	$—	$—	$1,448,708

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$393,525	$5,168	$9,870	$388,823	$12,181	$756	$400,248
Mortgage-backed Securities:(1)
Residential	52,287	—	70	52,217	2,871	—	55,088
Commercial	207,624	—	6,345	201,279	5,461	489	206,251
Total	$653,436	$5,168	$16,285	$642,319	$20,513	$1,245	$661,587

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

The following table represents the unrealized loss on securities as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$45,805	$611	$26,843	$838	$72,648	$1,449
Mortgage-backed Securities:
Residential	63,028	147	3,413	10	66,441	157
Commercial	115,819	618	—	—	115,819	618
Total	$224,652	$1,376	$30,256	$848	$254,908	$2,224
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$38,890	$307	$60,179	$1,192	$99,069	$1,499
Mortgage-backed Securities:
Commercial	9,956	68	2,560	3	12,516	71
Total	$48,846	$375	$62,739	$1,195	$111,585	$1,570

	As of December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$4,968	$7	$—	$—	$4,968	$7
U.S. Government Agency Debentures	4,828	7	—	—	4,828	7
State and Political Subdivisions	28,155	90	44,269	816	72,424	906
Other Equity Securities	6,049	12	—	—	6,049	12
Mortgage-backed Securities:
Residential	347,777	573	27,632	234	375,409	807
Commercial	21,103	54	10,116	97	31,219	151
Total	$412,880	$743	$82,017	$1,147	$494,897	$1,890
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$7,843	$31	$64,946	$725	$72,789	$756
Mortgage-backed Securities:
Commercial	—	—	44,144	489	44,144	489
Total	$7,843	$31	$109,090	$1,214	$116,933	$1,245

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.  When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at September 30, 2015.
The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at September 30, 2015.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2015	2014
U.S. Treasury	$360	$150
U.S. Government Agency Debentures	33	—
State and Political Subdivisions	5,550	6,332
Other Stocks and Bonds	54	53
Other Equity Securities	29	—
Mortgage-backed Securities	8,318	6,070
Total interest income on securities	$14,344	$12,605

	Nine Months Ended September 30,
	2015	2014
U.S. Treasury	$821	$191
U.S. Government Agency Debentures	97	100
State and Political Subdivisions	17,065	18,333
Other Stocks and Bonds	158	156
Other Equity Securities	90	—
Mortgage-backed Securities	24,446	21,309
Total interest income on securities	$42,677	$40,089

Of the approximately $3.5 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2015, there were $4.0 million in realized gains and $511,000 in realized losses.  Of the $1.7 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2014, there were $6.8 million in realized gains and $5.2 million in realized losses. There were no sales from the HTM portfolio during the nine months ended September 30, 2015 or 2014. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and fair value of securities at September 30, 2015, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2015
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$20,376	$20,529
Due after one year through five years	22,243	22,504
Due after five years through ten years	61,575	62,388
Due after ten years	185,382	190,123
	289,576	295,544
Mortgage-backed Securities and Other Equity Securities:	1,061,438	1,079,451
Total	$1,351,014	$1,374,995

	September 30, 2015
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$2,465	$2,464
Due after one year through five years	15,330	15,492
Due after five years through ten years	57,692	58,632
Due after ten years	310,898	318,813
	386,385	395,401
Mortgage-backed Securities:	385,529	397,572
Total	$771,914	$792,973

Investment securities and MBS with carrying values of $1.04 billion and $1.12 billion were pledged as of September 30, 2015 and December 31, 2014, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates their fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2015	December 31, 2014
Real Estate Loans:
Construction	$342,282	$267,830
1-4 Family Residential	678,431	690,895
Other	537,161	468,171
Commercial Loans	228,272	226,460
Municipal Loans	262,384	257,492
Loans to Individuals	190,616	270,285
Total Loans (1)	2,239,146	2,181,133
Less: Allowance for Loan Losses	18,402	13,292
Net Loans	$2,220,744	$2,167,841
(1) Includes approximately $623.4 million and $763.3 million of loans acquired with the Omni acquisition as of September 30, 2015 and December 31, 2014, respectively. These loans were measured at fair value at the acquisition date with no carryover of allowance for loan loss. The allowance for loan loss recorded on acquired loans for the nine months ended September 30, 2015 totaled $531,000.
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
Real Estate 1-4 Family Residential Loans
Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our residential lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences.  Substantially all of our 1-4 family residential loan originations are secured by properties located in or near our market areas.
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
During the fourth quarter of 2014, we closed on the sale of all of our subprime automobile loans purchased through SFG, as well as the repossessed assets held by SFG.  As a result, the carrying amount of SFG loans totaling $70.3 million were sold and were therefore not included in our loan portfolio as of December 31, 2014. There have been no subsequent loan pool purchases through SFG since December 2014 and there will be no additional loan pool purchases through SFG, which was dissolved in April 2015. For the nine months ended September 30, 2014, SFG purchased loan pools of approximately $36.5 million, net of discount.

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

The following table details activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822
Provision (reversal) for loan losses	630	(634)	143	1,514	15	608	2,276
Loans charged off	—	(14)	—	(78)	—	(1,209)	(1,301)
Recoveries of loans charged off	34	83	5	40	—	443	605
Balance at end of period	$3,573	$2,903	$3,677	$6,489	$848	$912	$18,402

	Nine Months Ended September 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses	991	32	574	3,271	132	1,392	6,392
Loans charged off	—	(60)	—	(185)	—	(3,035)	(3,280)
Recoveries of loans charged off	126	109	78	124	—	1,561	1,998
Balance at end of period	$3,573	$2,903	$3,677	$6,489	$848	$912	$18,402

(1) Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

	Three Months Ended September 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,496	$3,915	$2,436	$1,757	$663	$7,141	$18,408
Provision (reversal) for loan losses	(262)	(422)	(105)	1,844	50	3,763	4,868
Loans charged off	—	—	—	(60)	—	(10,357)	(10,417)
Recoveries of loans charged off	48	45	2	28	—	433	556
Balance at end of period	$2,282	$3,538	$2,333	$3,569	$713	$980	$13,415

	Nine Months Ended September 30, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	47	206	(245)	1,525	45	10,073	11,651
Loans charged off	(14)	(22)	—	(65)	—	(18,630)	(18,731)
Recoveries of loans charged off	107	77	6	139	—	1,289	1,618
Balance at end of period	$2,282	$3,538	$2,333	$3,569	$713	$980	$13,415

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of September 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$42	$27	$46	$4,549	$200	$107	$4,971
Ending balance – collectively evaluated for impairment	3,531	2,876	3,631	1,940	648	805	13,431
Balance at end of period	$3,573	$2,903	$3,677	$6,489	$848	$912	$18,402

	As of December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment	$43	$102	$26	$242	$14	$103	$530
Ending balance – collectively evaluated for impairment	2,413	2,720	2,999	3,037	702	891	12,762
Balance at end of period	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292

(1) Purchase credit impaired (“PCI”) loans were measured at fair value at acquisition and did not have any associated allowance for loan losses as of December 31, 2014. As of September 30, 2015, there was approximately $446,000 of allowance for loan losses associated with PCI loans.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	September 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$589	$1,771	$4,090	$14,702	$886	$255	$22,293
Loans collectively evaluated for impairment	341,478	669,595	529,973	205,665	261,498	190,142	2,198,351
Purchased credit impaired loans	215	7,065	3,098	7,905	—	219	18,502
Total ending loan balance	$342,282	$678,431	$537,161	$228,272	$262,384	$190,616	$2,239,146

	December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,461	$2,936	$1,605	$1,011	$699	$310	$9,022
Loans collectively evaluated for impairment (1)	264,584	680,658	463,564	216,272	256,793	268,894	2,150,765
Purchased credit impaired loans (2)	785	7,301	3,002	9,177	—	1,081	21,346
Total ending loan balance	$267,830	$690,895	$468,171	$226,460	$257,492	$270,285	$2,181,133

(1) Includes purchased non impaired loans which were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

(2) PCI loans were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

	September 30, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$339,073	$—	$1,531	$1,653	$25	$342,282
1-4 Family Residential	665,098	1,416	1,651	6,239	4,027	678,431
Other	523,224	—	2,749	11,188	—	537,161
Commercial Loans	199,872	731	3,167	16,903	7,599	228,272
Municipal Loans	261,498	—	—	636	250	262,384
Loans to Individuals	189,056	2	—	521	1,037	190,616
Total	$2,177,821	$2,149	$9,098	$37,140	$12,938	$2,239,146

(1) Includes PCI loans comprised of $0.1 million special mention, $3.7 million substandard, and $9.5 million doubtful as of September 30, 2015.

	December 31, 2014
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful	Total
Real Estate Loans:
Construction	$260,183	$862	$1,394	$5,363	$28	$267,830
1-4 Family Residential	677,559	1,453	1,706	9,167	1,010	690,895
Other	455,394	2,416	2,569	7,792	—	468,171
Commercial Loans	199,306	781	1,044	25,102	227	226,460
Municipal Loans	256,543	—	—	949	—	257,492
Loans to Individuals	269,204	16	—	871	194	270,285
Total	$2,118,189	$5,528	$6,713	$49,244	$1,459	$2,181,133

(1) Includes PCI loans comprised of $0.7 million special mention and $17.8 million substandard as of December 31, 2014.

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

PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, we do not classify these loans as past due or nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. However, subsequent to acquisition, we re-assess PCI loans for additional impairment and record additional impairment in the event we conclude it is probable that we will be unable to collect all cash flows originally expected to be collected at acquisition plus any additional cash flows expected to be collected due to changes in estimates after acquisition. All such PCI loans for which we recognize subsequent impairment are reported as impaired loans in the financial statements.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2015	At December 31, 2014
Nonaccrual loans (1)	$20,988	$4,096
Accruing loans past due more than 90 days (1)	—	4
Restructured loans (2)	11,772	5,874
Other real estate owned	793	1,738
Repossessed assets	68	565
Total Nonperforming Assets	$33,621	$12,277

(1) Excludes PCI loans measured at fair value at acquisition.
(2) Includes a $6.8 million PCI commercial loan restructured during the three months ended September 30, 2015.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2015.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	September 30, 2015	December 31, 2014
Real Estate Loans:
Construction	$589	$716
1-4 Family Residential	2,788	2,017
Other	1,923	675
Commercial Loans	14,153	416
Municipal Loans	250	—
Loans to Individuals	1,285	272
Total	$20,988	$4,096

(1) Excludes PCI loans measured at fair value at acquisition.

Accruing loans past due more than 90 days were not significant at September 30, 2015 and December 31, 2014.
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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	September 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,357	$589	$42
1-4 Family Residential	1,860	1,771	27
Other	4,151	4,090	46
Commercial Loans	30,217	21,683	4,549
Municipal Loans	886	886	200
Loans to Individuals	280	255	107
Total (1)	$38,751	$29,274	$4,971

(1) Includes $7.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date.

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,183	$2,461	$43
1-4 Family Residential	4,023	3,854	108
Other	1,622	1,605	26
Commercial Loans	1,162	1,011	242
Municipal Loans	699	699	14
Loans to Individuals	321	310	103
Total (1)	$11,010	$9,940	$536

(1) PCI loans are excluded from this table as there was no evidence of further deterioration in credit quality subsequent to the acquisition date that would indicate it is probable that our recorded investment in these loans would not be recoverable.

There were no impaired loans recorded without an allowance as of September 30, 2015 or December 31, 2014.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$—	$65	$496	$561	$341,721	$342,282
1-4 Family Residential	400	387	1,567	2,354	676,077	678,431
Other	1,915	120	632	2,667	534,494	537,161
Commercial Loans	7,295	310	320	7,925	220,347	228,272
Municipal Loans	—	—	250	250	262,134	262,384
Loans to Individuals	2,214	413	285	2,912	187,704	190,616
Total	$11,824	$1,295	$3,550	$16,669	$2,222,477	$2,239,146

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$376	$42	$716	$1,134	$266,696	$267,830
1-4 Family Residential	3,511	509	2,017	6,037	684,858	690,895
Other	1,203	—	675	1,878	466,293	468,171
Commercial Loans	397	3	416	816	225,644	226,460
Municipal Loans	—	—	—	—	257,492	257,492
Loans to Individuals	362	66	276	704	269,581	270,285
Total	$5,849	$620	$4,100	$10,569	$2,170,564	$2,181,133

(1) Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands):

	Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$1,004	$—	$1,141	$—
1-4 Family residential	3,799	14	4,206	18
Other	3,782	25	2,604	16
Commercial loans	16,605	71	1,072	7
Municipal loans	902	10	714	10
Loans to individuals	1,241	2	1,854	—
Total	$27,333	$122	$11,591	$51

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$1,835	$—	$1,354	$—
1-4 Family Residential	3,868	43	3,371	49
Other	3,015	50	2,339	47
Commercial Loans	11,492	86	1,353	19
Municipal Loans	855	28	741	31
Loans to Individuals	867	3	2,402	2
Total	$21,932	$210	$11,560	$148

(1) Excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance at September 30, 2015 and 2014 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$79	$—	$79	1
Other	—	—	1,290	1,290	2
Commercial Loans	12,941	—	7,443	20,384	8
Loans to Individuals	60	—	50	110	5
Total	$13,001	$79	$8,783	$21,863	16

	Nine Months Ended September 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$79	$259	$338	3
Other	28	—	1,290	1,318	3
Commercial Loans	13,241	—	7,443	20,684	9
Loans to Individuals	63	—	114	177	13
Total	$13,332	$79	$9,106	$22,517	28

	Three Months Ended September 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$193	$193	1
Other	—	—	—	—	—
Commercial Loans	—	—	117	117	1
Loans to Individuals	—	—	27	27	3
Total	$—	$—	$337	$337	5

	Nine Months Ended September 30, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$282	$193	$475	2
Other	—	—	401	401	2
Commercial Loans	302	—	173	475	6
Loans to Individuals	—	12	73	85	7
Total	$302	$294	$840	$1,436	17
(1) These modifications may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.
The majority of loans restructured as TDRs during the nine months ended September 30, 2015 were modified with a combination of interest rate reductions and maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and nine months ended September 30, 2015 and September 30, 2014 were not significant. During the three months ended September 30, 2015, a $12.9 million commercial loan, previously impaired and placed in nonaccrual status was restructured as a TDR. In addition, a $6.8 million PCI commercial loan was restructured as a TDR during the three months ended September 30, 2015 and resulted in additional provision of approximately $400,000. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2015, there were $729,000 of TDRs currently in default. For the three and nine months ended September 30, 2014, there were no material TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At September 30, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	September 30, 2015	December 31, 2014
Outstanding principal balance	$28,059	$32,572
Carrying amount	$18,502	$21,346

The following table presents the changes of the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015
Balance at beginning of period	$678	$1,820
Additions	—	—
Additions due to acquisition	—	—
Reclassifications from Nonaccretable Discount	2,413	2,252
Accretion	(503)	(1,484)
Balance at end of period	$2,588	$2,588

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
FHLB Advances (1)	$498,556	$600,052

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$558,867	$660,363

(1)	At September 30, 2015, the weighted average cost of these advances was 1.33%. Long-term FHLB Advances have maturities ranging from October 2016 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.26660% through December 30, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carried an adjustable rate of 1.59680% through October 29, 2015 and now adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.58720% through December 14, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.12910% through November 22, 2015 and adjusts quarterly thereafter at a rate equal to three-month LIBOR plus 180 basis points.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2015	2014	2015	2014	2015	2014
Service cost	$459	$424	$—	$—	$59	$69
Interest cost	853	875	59	—	195	141
Expected return on assets	(1,421)	(1,412)	(73)	—	—	—
Net actuarial loss recognition	377	135	—	—	314	125
Prior service (credit) cost amortization	(6)	(4)	—	—	2	1
Net periodic benefit cost (income)	$262	$18	$(14)	$—	$570	$336

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2015	2014	2015	2014	2015	2014
Service cost	$1,378	$1,273	$—	$—	$250	$206
Interest cost	2,558	2,623	178	—	501	422
Expected return on assets	(4,263)	(4,236)	(220)	—	—	—
Net actuarial loss recognition	1,129	407	—	—	707	374
Prior service (credit) cost amortization	(17)	(14)	—	—	5	4
Net periodic benefit cost (income)	$785	$53	$(42)	$—	$1,463	$1,006

9.     Share-based Incentive Plans
2009 Incentive Plan
On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,407,103 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”), or any combination thereof to certain officers. During the nine months ended September 30, 2015, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan. During the nine months ended September 30, 2014, there were no grants of RSUs or NQSOs pursuant to the 2009 Incentive Plan.
As of September 30, 2015, there were 568,612 unvested awards outstanding.  For the three and nine months ended September 30, 2015, there was share-based compensation expense of $414,000 and $981,000, respectively, with an associated income tax benefit for the three and nine months of $145,000 and $343,000, respectively. As of September 30, 2014, there were 313,871 unvested awards outstanding.  Share-based compensation expense for the three and nine months ended September 30, 2014 was $266,000 and $843,000, respectively, with an associated income tax benefit for the three and nine months of $90,000 and $286,000, respectively.

As of September 30, 2015 and 2014, there was $4.5 million and $2.2 million of unrecognized compensation cost, respectively, related to the unvested awards outstanding. The remaining cost at September 30, 2015 is expected to be recognized over a weighted-average period of 3.1 years.
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
Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the nine months ended September 30, 2015 and 2014, there were 20,979 and 76,108 shares, respectively, issued in connection with stock compensation awards from available authorized shares.
The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions for stock options granted during the nine months ended September 30, 2015 are summarized in the following table:

Nine Months Ended
September 30, 2015
Weighted-average grant date fair value per option	$6.29
Weighted-average assumptions:
Risk-free interest rates	2.01%
Expected dividend yield	3.24%
Expected volatility factors of the market price of Southside Bancshares common stock	30.91%
Expected option life (in years)	6.3

The following table presents activity related to our RSUs and NQSOs for the nine months ended September 30, 2015.

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2015	821,604	31,753	$21.75	419,334	$19.88	$6.00
Granted	(427,587)	57,482	27.63	370,105	28.08	6.29
Stock options exercised	—	—	—	(11,575)	18.42	5.51
Stock awards vested	—	(9,726)	17.35	—	—	—
Forfeited	28,676	(3,324)	25.14	(25,352)	23.73	6.75
Canceled/expired	451	—	—	(451)	24.62	7.78
Balance, September 30, 2015	423,144	76,185	$26.60	752,061	$23.80	$6.12

Other information regarding options outstanding and exercisable as of September 30, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$15.79	-	$28.51	752,061	$23.80	8.28	259,634	$18.11
Total			752,061	$23.80	8.28	259,634	$18.11

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option) of outstanding stock options and exercisable stock options was $3.1 million and $2.5 million at September 30, 2015, respectively.

Cash received from stock options exercised for the nine months ended September 30, 2015 and 2014 was $213,000 and $1.0 million, respectively. The total intrinsic value related to stock options exercised during the nine months ended September 30, 2015 and 2014, was approximately $104,000 and $885,000, respectively.

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2015, included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis include the following at September 30, 2015.

Foreclosed Assets – Foreclosed assets are initially recorded at fair value less costs to sell.  The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, and sales cost estimates.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with the measurement and initial recognition of certain foreclosed assets, we may recognize charge-offs through the allowance for loan losses.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2015 and December 31, 2014, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2015
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$10,086	$10,086	$—	$—
U.S. Government Agency Debentures	4,944	—	4,944	—
State and Political Subdivisions	267,651	—	267,651	—
Other Stocks and Bonds	12,863	—	12,863	—
Other Equity Securities	6,083	6,083	—	—
Mortgage-backed Securities: (1)
Residential	626,123	—	626,123	—
Commercial	447,245	—	447,245	—
Total recurring fair value measurements	$1,374,995	$16,169	$1,358,826	$—

Nonrecurring fair value measurements
Foreclosed assets	$861	$—	$—	$861
Impaired loans (2)	24,303	—	—	24,303
Total nonrecurring fair value measurements	$25,164	$—	$—	$25,164

	As of December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$14,906	$14,906	$—	$—
U.S. Government Agency Debentures	4,828	—	4,828	—
State and Political Subdivisions	267,684	—	267,684	—
Other Stocks and Bonds	13,239	—	13,239	—
Other Equity Securities	6,049	6,049	—	—
Mortgage-backed Securities: (1)
Residential	964,298	—	964,298	—
Commercial	177,704	—	177,704	—
Total recurring fair value measurements	$1,448,708	$20,955	$1,427,753	$—

Nonrecurring fair value measurements
Foreclosed assets	$2,303	$—	$—	$2,303
Impaired loans (2)	9,404	—	—	9,404
Total nonrecurring fair value measurements	$11,707	$—	$—	$11,707

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required when it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Such techniques and assumptions, as they apply to individual categories of our financial instruments, are as follows:

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

Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount on demand at the reporting date, which is the carrying value.  Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Federal funds purchased and repurchase agreements - Federal funds purchased generally have original terms to maturity of one day and repurchase agreements generally have terms of less than one year, and therefore both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$71,894	$71,894	$71,894	$—	$—
Investment securities:
Held to maturity, at carrying value	386,385	395,401	—	395,401	—
Mortgage-backed securities:
Held to maturity, at carrying value	385,529	397,572	—	397,572	—
FHLB stock and other investments, at cost	48,892	48,892	—	48,892	—
Loans, net of allowance for loan losses	2,220,744	2,186,953	—	—	2,186,953
Loans held for sale	4,883	4,883	—	4,883	—
Financial Liabilities:
Retail deposits	$3,327,877	$3,323,694	$—	$3,323,694	$—
Federal funds purchased and repurchase agreements	2,270	2,270	—	2,270	—
FHLB advances	941,294	935,546	—	935,546	—
Long-term debt	60,311	44,226	—	44,226	—

		Estimated Fair Value
December 31, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,655	$84,655	$84,655	$—	$—
Investment securities:
Held to maturity, at carrying value	388,823	400,248	—	400,248	—
Mortgage-backed securities:
Held to maturity, at carrying value	253,496	261,339	—	261,339	—
FHLB stock and other investments, at cost	43,871	43,871	—	43,871	—
Loans, net of allowance for loan losses	2,167,841	2,140,088	—	—	2,140,088
Loans held for sale	2,899	2,899	—	2,899	—
Financial Liabilities:
Retail deposits	$3,374,417	$3,369,784	$—	$3,369,784	$—
Federal funds purchased and repurchase agreements	4,237	4,237	—	4,237	—
FHLB advances	897,420	886,087	—	886,087	—
Long-term debt	60,311	43,860	—	43,860	—

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

11.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current income tax expense	$2,666	$718	$8,555	$4,076
Deferred income tax (benefit) expense	(695)	(961)	(2,714)	(2,322)
Income tax expense	$1,971	$(243)	$5,841	$1,754

Net deferred tax assets totaled $15.0 million at September 30, 2015 and $12.7 million at December 31, 2014.  No valuation allowance for deferred tax assets was recorded at September 30, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at September 30, 2015 or December 31, 2014.

We recognized income tax expense of $2.0 million and $5.8 million, for an effective tax rate of 14.4% and 15.3%, for the three and nine months ended September 30, 2015, respectively, compared to income tax benefit of $243,000 and income tax expense of $1.8 million, for an effective benefit rate of 4.2% and an effective tax rate of 6.6%, for the three and nine months ended September 30, 2014. The higher effective tax rate for the three and nine months ended September 30, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2014. We file income tax returns in the U.S. federal jurisdiction and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

12.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers.  These off-balance-sheet instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements.  The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met.  Commitments generally have fixed expiration dates and may require the payment of fees.  Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers and similarly do not necessarily represent future cash obligations.

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2015	At December 31, 2014
Unused commitments:
Commitments to extend credit	$464,372	$373,255
Standby letters of credit	6,176	6,222
Total	$470,548	$379,477

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

Securities. In the normal course of business we buy and sell securities. There were $21.8 million and $6.0 million of unsettled trades to purchase securities at September 30, 2015 and December 31, 2014, respectively. There were no unsettled trades to sell securities as of September 30, 2015. As of December 31, 2014, there were $57.2 million unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2015 or December 31, 2014.

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
We reported an increase in net income for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  Net income for the three and nine months ended September 30, 2015 was $11.8 million and $32.3 million, respectively, compared to $6.1 million and $24.8 million, respectively, for the same periods in 2014.
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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
The allowance for loan losses related to purchase credit impaired (“PCI”) loans is based on an analysis that is performed each period to estimate the expected cash flows for each loan deemed PCI. To the extent that the expected cash flows from a PCI loan have decreased since the acquisition date, we establish or increase the allowance for loan losses.
For acquired loans that are not deemed credit impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the economic life of the loan.
As of September 30, 2015, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was appropriate to cover probable losses in the portfolio.
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
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At September 30, 2015, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.14%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
Off-Balance-Sheet Arrangements, Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers.  These off-balance-sheet instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements.  The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met.  Commitments generally have fixed expiration dates and may require the payment of fees.  Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers and similarly do not necessarily represent future cash obligations.

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2015	At December 31, 2014
Unused commitments:
Commitments to extend credit	$464,372	$373,255
Standby letters of credit	6,176	6,222
Total	$470,548	$379,477

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

Securities. In the normal course of business we buy and sell securities. There were $21.8 million and $6.0 million of unsettled trades to purchase securities at September 30, 2015 and December 31, 2014, respectively. There were no unsettled trades to sell securities as of September 30, 2015. As of December 31, 2014, there were $57.2 million unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2015 or December 31, 2014.

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
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding. The current low interest rate environment and investment and economic landscape requires that we monitor the interest rate sensitivity of the assets driving our growth and closely align ALCO objectives accordingly.
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
During the quarter ended September 30, 2015, we primarily sold collateralized mortgage obligations (“CMO”) along with a few U.S. Agency MBS, U.S. Agency commercial mortgage-backed securities (“CMBS”) and U.S. Treasury notes that resulted in an overall gain on the sale of AFS securities of $875,000. The CMOs we sold during the quarter had a poor risk reward profile due to ongoing prepayment concerns as a result of the lower long term interest rate environment and very low book yields. During the quarter ended September 30, 2015, we primarily purchased premium CMOs with favorable expected returns in relation to risk, U.S. Agency CMBS, municipals and U.S. Treasury notes.  Our total portfolio, comprised of investment and MBS, increased from $2.09 billion at December 31, 2014 to $2.15 billion at September 30, 2015. The total unamortized premium for our MBS increased to $40.4 million at September 30, 2015 compared to $20.1 million at September 30, 2014.
At September 30, 2015, securities increased as a percentage of assets to 44.4% as compared to 43.5% at December 31, 2014 due to a 2.7% increase in the securities portfolio.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may continue to strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings increased 4.9%, or $43.9 million, to $941.3 million at September 30, 2015 from $897.4 million at December 31, 2014, due primarily to the increase in securities and loans. During the nine months ended September 30, 2015, our long-term FHLB advances decreased $101.5 million, to $498.6 million from $600.1 million at December 31, 2014. Our brokered CDs increased from $23.4 million at December 31, 2014 to $64.0 million at September 30, 2015. During the three months ended September 30, 2015, approximately $43.1 million of non-callable brokered CDs were issued with an average fixed interest rate of 58 basis points and remaining maturities of eight to sixteen months. The remaining $20.9 million of brokered CDs are long-term with short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs at the time of issuance better matched overall ALCO objectives by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the nine months ended September 30, 2015, increases in FHLB advances and brokered CDs resulted in an increase in our total wholesale funding as a percentage of deposits, to 30.8% at September 30, 2015 from 22.8% at September 30, 2014 and 27.5% at December 31, 2014.

Net Interest Income
Net interest income is one of the principal sources of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume, and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income.  The increase in average loans, MBS, deposits, interest bearing deposits and FHLB advances during the three and nine months ended September 30, 2015 when compared to the same period in 2014 is attributable to the acquisition of Omni.
Net interest income for the nine months ended September 30, 2015 was $100.0 million, an increase of $18.5 million, or 22.7%, compared to the same period in 2014 primarily due to increases in interest income on loans and mortgage-backed securities income.  This is a result of our average interest earning assets increasing $1.18 billion, or 36.7%, during the nine months ended September 30, 2015, when compared to the same period in 2014, which was partially offset by a decrease in our net interest spread and net interest margin to 3.32% and 3.41%, respectively, for the nine months ended September 30, 2015 from 3.75% and 3.89%, respectively, for the same period in 2014.
During the nine months ended September 30, 2015, total interest income increased $20.4 million, or 21.7%, to $114.6 million compared to $94.2 million for the same period in 2014.  The increase in total interest income was the result of the increase in average interest earning assets of $1.18 billion, or 36.7%, from $3.22 billion for the nine months ended September 30, 2014 to $4.40 billion for the same period in 2015, while partially offset by a decrease in the average yield on earning assets from 4.42% for the nine months ended September 30, 2014 to 3.85% for the nine months ended September 30, 2015.  Total interest expense increased $1.9 million, or 14.9%, to $14.6 million, during the nine months ended September 30, 2015, as compared to $12.7 million during the same period in 2014.  The increase was attributable to an increase in average interest bearing liabilities of $1.12 billion, or 44.0%, from $2.55 billion for the nine months ended September 30, 2014, to $3.67 billion for the same period in 2015, while partially offset by a decrease in the average rate paid on interest bearing liabilities for the nine months ended September 30, 2015, to 0.53% from 0.67% for the same period in 2014.
Net interest income increased during the three months ended September 30, 2015, when compared to the same period in 2014 primarily as a result of increases in loan and mortgage-backed securities income.  Our average interest earning assets during this period increased $1.31 billion, or 41.8%, during the three months ended September 30, 2015, when compared to the same period in 2014.  For the three months ended September 30, 2015, our net interest spread and net interest margin decreased to 3.26% and 3.35%, respectively, from 3.65% and 3.80%, respectively, for the same period in 2014.
During the nine months ended September 30, 2015, average loans increased $808.5 million, or 58.4%, to $2.19 billion, when compared to $1.38 billion for the same period in 2014.  The increase in loans was primarily a result of the acquisition of Omni.  The average yield on loans decreased from 5.49% for the nine months ended September 30, 2014, to 4.55% for the nine months ended September 30, 2015, due to overall lower interest rates and the higher yield SFG purchased automobile loans included in the portfolio during the nine months ended September 30, 2014. Interest income on loans increased $17.8 million, or 33.0%, to $71.6 million for the nine months ended September 30, 2015, when compared to $53.8 million for the same period in 2014 as a result of the increase in the average balance which was partially offset by a decrease in the average yield. For the three months ended September 30, 2015, average loans increased $784.2 million, or 55.4%, to $2.20 billion, when compared to $1.42 billion for the same period in 2014.  The average yield on loans decreased from 5.09% for the three months ended September 30, 2014 to 4.47% for the three months ended September 30, 2015.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.

Average investment and MBS increased $365.1 million, or 20.8%, from $1.76 billion to $2.12 billion, for the nine months ended September 30, 2015 when compared to the same period in 2014.  At September 30, 2015, substantially all of our MBS were fixed rate securities.  The overall yield on average investment and MBS decreased to 3.27% during the nine months ended September 30, 2015, from 3.75% during the same period in 2014.  Interest income on investment and MBS increased $2.6 million during the nine months ended September 30, 2015, or 6.5%, compared to the same period in 2014 due to an increase in the average balance which was partially offset by a decrease in the average yield.   For the three months ended September 30, 2015, average investment and MBS increased $521.2 million, or 31.7%, to $2.17 billion, when compared to $1.64 billion for the same period in 2014.  The overall yield on average investment and MBS decreased to 3.21% during the three months ended September 30, 2015, from 3.83% during the same period in 2014 primarily as a result of an increase in MBS. Interest income from investment and MBS increased $1.7 million, or 13.8%, to $14.3 million for the three months ended September 30, 2015, compared to $12.6 million for the same period in 2014.  The increase in interest income for the three months is due to an increase in the average balance while partially offset by a decrease in the average yield. The decrease in the overall yield on average investment and MBS for the three and nine months ended September 30, 2015 primarily reflects an overall higher interest rate environment during 2014, the purchase of lower yielding securities when compared to those securities paying off, maturing or sold and the addition of Omni's securities portfolio at fair value in a low interest rate environment.
Average FHLB stock and other investments increased $15.6 million, or 54.6%, to $44.2 million, for the nine months ended September 30, 2015, when compared to $28.6 million for the same period in 2014 due to an increase in average FHLB advances during 2015 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $79,000, or 54.9%, during the nine months ended September 30, 2015, when compared to the same period in 2014 due to an increase in the average balance. For the three months ended September 30, 2015, average FHLB stock and other investments increased $19.8 million, or 75.9%, to $46.0 million, when compared to $26.1 million for the same period in 2014.  Interest income from FHLB stock and other investments increased $29,000, or 80.6%, to $65,000, for the three months ended September 30, 2015, when compared to $36,000 for the same period in 2014 as a result of the increase in the average balance and average yield from 0.55% in 2014 to 0.56% in 2015. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
During the nine months ended September 30, 2015, our average loans and securities increased when compared to the same period in 2014. Average loans increased to 49.9% of average total interest earning assets for the nine months ended September 30, 2015 as compared to 43.0% for the same period in 2014. Average total securities as a percentage of average total interest earning assets was 49.2% and 55.5% for the nine months ended September 30, 2015, and 2014, respectively. The other interest earning asset categories averaged 0.9% and 1.5% for the nine months ended September 30, 2015 and 2014, respectively.
Total interest expense increased $1.9 million, or 14.9%, to $14.6 million during the nine months ended September 30, 2015, as compared to $12.7 million during the same period in 2014.  The increase was primarily attributable to the increase in average interest bearing liabilities of $1.12 billion, or 44.0%, for the nine months ended September 30, 2015 compared to the same period in 2014 which was partially offset by the decrease from the average rate paid of 0.67% for the nine months ended September 30, 2014, to 0.53% for the nine months ended September 30, 2015.  This increase in average interest bearing liabilities was primarily the result of the acquisition of Omni and included increases in interest bearing deposits of $812.9 million, or 42.0%, short-term interest bearing liabilities of $248.1 million, or 462.8%, and long-term FHLB advances of $60.4 million, or 12.2%. For the three months ended September 30, 2015, total interest expense increased $806,000, or 19.6%, to $4.9 million, compared to $4.1 million for the same period in 2014, as a result of an increase in the average balance which more than offset a decrease in the average rate paid.  Average interest bearing liabilities increased $1.21 billion, or 49.6%, while the average rate paid decreased from 0.67% for the three months ended September 30, 2014, to 0.53% for the three months ended September 30, 2015.
Our average total deposits increased $919.0 million, or 36.7%, from $2.51 billion for the nine months ended September 30, 2014 to $3.43 billion for the nine months ended September 30, 2015.  Average interest bearing deposits increased $812.9 million, or 42.0%, from $1.94 billion for the nine months ended September 30, 2014 to $2.75 billion for the same period in 2015, while the average rate paid decreased from 0.41% for the nine months ended September 30, 2014, to 0.37% for the nine months ended September 30, 2015.  Average time deposits increased $245.3 million, or

40.6%, from $604.9 million for the nine months ended September 30, 2014 to $850.2 million for the same period in 2015, while the average rate paid decreased to 0.63% for the nine months ended September 30, 2015, as compared to 0.72% for the same period in 2014.  Average interest bearing demand deposits increased $450.9 million, or 37.1%, for the nine months ended September 30, 2015 when compared to the same period in 2014, while the average rate paid decreased slightly, to 0.26% for the nine months ended September 30, 2015, as compared to 0.29% for the same period in 2014.  Average savings deposits increased $116.7 million, or 100.9%, for the nine months ended September 30, 2015 when compared to the same period in 2014, while the average rate paid decreased to 0.10% for the nine months ended September 30, 2015, as compared to 0.12% for the same period in 2014.  Interest expense for interest bearing deposits for the nine months ended September 30, 2015, increased $1.5 million, or 25.6%, when compared to the same period in 2014, due to an increase in the average balance which more than offset the decrease in the average rate paid. Average noninterest bearing demand deposits increased $106.1 million, or 18.6%, during the nine months ended September 30, 2015 compared to the same period in 2014.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 75.2% and 75.9% of total average deposits during the nine months ended September 30, 2015 and 2014, respectively.
At September 30, 2015, we had $64.0 million in brokered CDs as compared to $23.4 million at December 31, 2014. Brokered CDs represented 1.9% of deposits at September 30, 2015 as compared to 0.7% at December 31, 2014. During the three months ended September 30, 2015, approximately $43.1 million of non-callable brokered CDs were issued with an average fixed interest rate of 58 basis points and remaining maturities of eight to sixteen months. The remaining $20.9 million of brokered CDs are long-term with short-term calls that we control, all with maturities of less than five years.
For the three and nine months ended September 30, 2015, average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $398.9 million and $301.7 million, respectively, and reflected increases of $359.8 million, or 919.0%, and $248.1 million, or 462.8%, respectively, when compared to the same periods in 2014.  Average short-term interest bearing liabilities increased due to the acquisition of Omni in the fourth quarter of 2014. Interest expense associated with short-term interest bearing liabilities increased $128,000, or 56.6%, and $297,000, or 84.1%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, while the average rate paid decreased to 0.35% and 0.29% for the three and nine months ended September 30, 2015, respectively, compared to 2.29% and 0.88% for the same periods in 2014. The increase in the interest expense was due to an increase in the average balance while partially offset by a decrease in the average rate paid.
For the three and nine months ended September 30, 2015, average long-term interest bearing liabilities consisting of FHLB advances were $527.6 million and $557.5 million, respectively, and reflected increases of $45.4 million, or 9.4%, and $60.4 million, or 12.2%, respectively, when compared to the same periods in 2014.  Interest expense associated with long-term FHLB advances increased slightly for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to the increase in the average balance while offset by a decrease in the average rates paid. The average rate paid decreased to 1.28% for the nine months ended September 30, 2015, when compared to 1.43% for the same period in 2014 and for the three months ended September 30, 2015, the average rate paid decreased to 1.29%, when compared to 1.36% for the same period in 2014.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three and nine months ended September 30, 2015 and 2014, respectively.  Interest expense associated with long-term debt increased slightly for the three and nine months ended September 30, 2015 compared to the same periods in 2014, as a result of a slight increase in the average rate paid during the three and nine months ended September 30, 2015.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points. The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average rate of the interest bearing liabilities.

	AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	September 30, 2015			September 30, 2014
			AVG			AVG
	AVG		YIELD/	AVG		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,200,241	$24,779	4.47%	$1,416,061	$18,172	5.09%
Loans Held For Sale	5,327	52	3.87%	1,277	4	1.24%
Securities:
Investment Securities (Taxable)(4)	86,105	475	2.19%	43,951	210	1.90%
Investment Securities (Tax-Exempt)(3)(4)	638,767	8,750	5.43%	698,438	9,614	5.46%
Mortgage-backed Securities (4)	1,441,129	8,318	2.29%	902,406	6,070	2.67%
Total Securities	2,166,001	17,543	3.21%	1,644,795	15,894	3.83%
FHLB stock and other investments, at cost	45,963	65	0.56%	26,123	36	0.55%
Interest Earning Deposits	26,216	15	0.23%	45,726	31	0.27%
Total Interest Earning Assets	4,443,748	42,454	3.79%	3,133,982	34,137	4.32%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	49,285			39,533
Bank Premises and Equipment	110,028			53,626
Other Assets	263,038			132,724
Less: Allowance for Loan Loss	(17,021)			(18,029)
Total Assets	$4,849,078			$3,341,836
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$232,903	60	0.10%	$118,745	32	0.11%
Time Deposits	833,962	1,360	0.65%	573,893	1,011	0.70%
Interest Bearing Demand Deposits	1,600,454	1,065	0.26%	1,168,888	833	0.28%
Total Interest Bearing Deposits	2,667,319	2,485	0.37%	1,861,526	1,876	0.40%
Short-term Interest Bearing Liabilities	398,905	354	0.35%	39,146	226	2.29%
Long-term Interest Bearing Liabilities – FHLB Dallas	527,591	1,720	1.29%	482,241	1,659	1.36%
Long-term Debt (5)	60,311	367	2.41%	60,311	359	2.36%
Total Interest Bearing Liabilities	3,654,126	4,926	0.53%	2,443,224	4,120	0.67%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	715,326			578,866
Other Liabilities	41,606			32,058
Total Liabilities	4,411,058			3,054,148
SHAREHOLDERS’ EQUITY	438,020			287,688
Total Liabilities and Shareholders’ Equity	$4,849,078			$3,341,836
NET INTEREST INCOME		$37,528			$30,017
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.35%			3.80%
NET INTEREST SPREAD			3.26%			3.65%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,044 and $1,008 for the three months ended September 30, 2015 and 2014, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,199 and $3,289 for the three months ended September 30, 2015 and 2014, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of September 30, 2015 and 2014, loans totaling $20,988 and $4,685, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Nine Months Ended
	September 30, 2015			September 30, 2014
			AVG			AVG
	AVG		YIELD/	AVG		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,192,804	$74,606	4.55%	$1,384,269	$56,849	5.49%
Loans Held For Sale	3,675	125	4.55%	682	12	2.35%
Securities:
Investment Securities (Taxable)(4)	74,169	1,171	2.11%	33,943	476	1.87%
Investment Securities (Tax-Exempt)(3)(4)	637,110	26,336	5.53%	666,084	27,488	5.52%
Mortgage-backed Securities (4)	1,411,553	24,446	2.32%	1,057,683	21,309	2.69%
Total Securities	2,122,832	51,953	3.27%	1,757,710	49,273	3.75%
FHLB stock and other investments, at cost	44,204	223	0.67%	28,597	144	0.67%
Interest Earning Deposits	41,348	78	0.25%	49,850	96	0.26%
Total Interest Earning Assets	4,404,863	126,985	3.85%	3,221,108	106,374	4.42%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	52,108			42,780
Bank Premises and Equipment	111,341			53,012
Other Assets	268,188			126,457
Less: Allowance for Loan Loss	(15,914)			(18,435)
Total Assets	$4,820,586			$3,424,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$232,326	172	0.10%	$115,633	101	0.12%
Time Deposits	850,175	4,035	0.63%	604,881	3,244	0.72%
Interest Bearing Demand Deposits	1,666,718	3,300	0.26%	1,215,800	2,631	0.29%
Total Interest Bearing Deposits	2,749,219	7,507	0.37%	1,936,314	5,976	0.41%
Short-term Interest Bearing Liabilities	301,689	650	0.29%	53,604	353	0.88%
Long-term Interest Bearing Liabilities – FHLB Dallas	557,519	5,349	1.28%	497,076	5,303	1.43%
Long-term Debt (5)	60,311	1,081	2.40%	60,311	1,065	2.36%
Total Interest Bearing Liabilities	3,668,738	14,587	0.53%	2,547,305	12,697	0.67%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	676,911			570,854
Other Liabilities	39,764			28,765
Total Liabilities	4,385,413			3,146,924
SHAREHOLDERS’ EQUITY	435,173			277,998
Total Liabilities and Shareholders’ Equity	$4,820,586			$3,424,922
NET INTEREST INCOME		$112,398			$93,677
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.41%			3.89%
NET INTEREST SPREAD			3.32%			3.75%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,141 and $3,025 for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $9,276 and $9,184 for the nine months ended September 30, 2015 and 2014, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of September 30, 2015 and 2014, loans totaling $20,988 and $4,685, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 35% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 2 and 3 to the Average Balances with Average Yields and Rates tables under Results of Operations below.

Tax-equivalent net interest income, net interest margin and net interest spread.  Net Interest Income on a tax-equivalent basis is a non-GAAP measure that adjusts for the tax-favored status of net interest income from loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin on a tax-equivalent basis is net interest income on a tax-equivalent basis divided by average interest-earning assets on a tax-equivalent basis.  Net interest spread on a tax-equivalent basis is the difference in the average yield on average interest-earning assets on a tax equivalent basis and the average rate paid on average interest-bearing liabilities.

These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2015, these investments were 11.7% of total assets as compared with 12.9% at both December 31, 2014 and September 30, 2014.  The decrease to 11.7% at September 30, 2015 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $30.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at September 30, 2015.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At September 30, 2015, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $744.0 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios and interest rate spreads and margins.  The ALCO performs interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and adequacy of the liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact on net interest income of several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios. See Part I - “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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
Noninterest income was $9.1 million and $28.6 million for the three and nine months ended September 30, 2015, respectively, compared to $5.0 million and $17.3 million for the same periods in 2014, an increase of $4.1 million, or 81.6%, and $11.2 million, or 64.8%, respectively.   The increase in noninterest income for the nine months ended September 30, 2015 when compared to the same period in 2014 was due to the increase in the net gain on sale of AFS securities, deposit services income, BOLI income, gain on sale of loans, and brokerage services income as well as mortgage servicing fee income, both included in other income, primarily as a result of the acquisition of Omni in December 2014. In addition, in September 2014, we had an impairment charge of approximately $2.2 million related to our investment in SFG Finance, LLC (“SFG”), which decreased noninterest income for 2014.
During the three months ended September 30, 2015, we primarily sold CMOs along with a few U.S. Agency MBS, U.S. Agency CMBS and U.S. Treasury notes that resulted in an overall gain on the sale of AFS securities of $875,000. The CMOs we sold during the quarter had a poor risk reward profile due to ongoing prepayment concerns as a result of the lower long term interest rate environment and very low book yields. During the three months ended September 30, 2015, we primarily purchased premium CMOs with favorable expected returns in relation to risk, U.S. Agency, CMBS, municipals and U.S. Treasury notes.
During the nine months ended September 30, 2015, we pro-actively managed the investment portfolio and adjusted the securities acquired in the Omni acquisition to meet our investment objectives. We primarily sold U.S. Agency MBS, CMBS, CMOs, municipal securities and U.S. Treasury notes that resulted in a net gain on sale of AFS securities of $3.5 million compared to $1.7 million for the same period in 2014.  The fair value of the AFS securities portfolio at September 30, 2015 was $1.37 billion with a net unrealized gain on that date of $24.0 million.  The net unrealized gain was comprised of $26.2 million in unrealized gains and $2.2 million in unrealized losses.  The fair value of the HTM securities portfolio at September 30, 2015 was $793.0 million with a net unrealized gain on that date of $12.0 million.  The net unrealized gain was comprised of $28.8 million in unrealized gains and approximately $16.8 million in unrealized losses.

Deposit services income increased $1.4 million, or 35.1%, and $3.8 million, or 33.9%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and nine months ended September 30, 2015 was due primarily to an increase in ATM and debit card income as well as service charges on deposit accounts and NSF and overdraft income primarily as a result of the acquisition of Omni.
Gain on sale of loans increased $197,000, or 182.4%, and $1.2 million, or 459.1%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and nine months ended September 30, 2015 was due to an increase in the amount of loans sold and the related servicing release and secondary market fees primarily as a result of the acquisition of Omni.
Bank owned life insurance increased $341,000, or 106.6%, and $1.0 million, or 110.7%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and nine months ended September 30, 2015 was due to the addition of approximately $45.0 million in BOLI acquired in the acquisition of Omni in the fourth quarter of 2014.
Other income increased $206,000, or 20.2%, and $893,000, or 29.0%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in brokerage service income and mortgage servicing fee income.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits. Noninterest expense increased primarily due to expenses associated with the assumption of the operations of Omni which are reflected primarily in salaries and employee benefits and software and data processing expense. These increases were partially offset by decreases in salaries and employee benefits as well as occupancy expense for the three and nine months ended September 30, 2015, related to the sale of the SFG loan portfolio during the fourth quarter of 2014 and the subsequent dissolution of SFG in April 2015.
Noninterest expense was $26.4 million and $84.0 million for the three and nine months ended September 30, 2015, respectively, compared to $20.0 million and $60.6 million for the same periods in 2014, respectively, representing an increase of $6.4 million, or 31.8%, and $23.4 million, or 38.6%, for the three and nine months ended September 30, 2015, respectively.
Salaries and employee benefits expense increased $2.9 million, or 22.9%, and $11.8 million, or 30.3%, during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and nine months ended September 30, 2015, was primarily the result of the additional employees added as a result of the acquisition of Omni and to a lesser extent, the increase in retirement expense, direct salary expense and increased health insurance expense.
Direct salary expense and payroll taxes increased $2.3 million, or 21.0%, and $9.2 million, or 27.0%, during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. This increase was primarily due to non-recurring salary payments, severance, and stay pay of $4.1 million for the nine months ended September 30, 2015, as well as additional salary for the employees added associated with the acquisition of Omni, and to a lesser extent, normal salary increases effective in the first quarter of 2015. This increase was partially offset by the decrease in salary expense related to the dissolution of SFG.
Retirement expense, included in salary and benefits, increased $609,000, or 110.3%, and $1.6 million, or 99.0%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  The increase was primarily related to the increase in the defined benefit and restoration plan expense due to the unfunded status of the plan and the decrease in the discount rate to 4.14% from 5.06% for the same periods in 2014.
Health and life insurance expense, included in salary and benefits, increased $33,000, or 2.5%, and $1.0 million, or 29.6%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  The increase for the three and nine months ended September 30, 2015 was due to increased health claims expense and plan administrative cost for the comparable period of time as well as the acquisition of Omni in the fourth quarter of 2014.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2015.
Occupancy expense increased $1.3 million, or 73.2%, and $3.8 million, or 71.7%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, due to the addition of 14 branches resulting from the acquisition of Omni in the fourth quarter of 2014, while partially offset by a decrease in expenses related to our dissolution of SFG.
Advertising, travel and entertainment expenses increased $153,000, or 31.3%, and $345,000, or 21.1%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, due to expenses related to the acquisition of Omni.
ATM and debit card expense increased $290,000, or 88.7%, and $1.1 million, or 116.3%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 due primarily to the addition of 21 ATMs as a result of the acquisition of Omni.
Professional fees decreased $307,000, or 27.1%, and $1.0 million, or 29.8%, for the three and nine months ended September 30, 2015, respectively, due to increased legal and accounting fees associated with the Omni acquisition during the same periods in 2014.

Software and data processing expenses increased $276,000, or 50.8%, and $1.6 million, or 101.8%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 due primarily to the addition of software applications and integration costs in connection with the acquisition of Omni.
Telephone and communication expense increased $242,000, or 82.9%, and $716,000, or 80.4%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 primarily due to the addition of 14 branches associated with the acquisition of Omni while partially offset by a decrease related to our dissolution of SFG.
FDIC insurance increased $187,000, or 42.8%, and $572,000, or 43.4%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 due to an increase in the total assessment base which is average consolidated total assets less average tangible equity.
Other expenses increased $1.3 million, or 58.4%, and $4.5 million, or 67.7%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 due primarily to increases in amortization expense related to the core deposit intangible, losses associated with check cards, losses on other real estate owned ("OREO"), the retirement of assets in the dissolution of SFG, brokerage services expense, increases in online mobile banking expenses, supplies expense and equipment expense related to the acquisition of Omni.
Income Taxes
Pre-tax income for the three and nine months ended September 30, 2015 was $13.7 million and $38.1 million, respectively, compared to $5.9 million and $26.5 million for the same periods in 2014.  We recorded income tax expense of $2.0 million and $5.8 million, respectively, for the three and nine months ended September 30, 2015, compared to income tax benefit of $243,000 and income tax expense of $1.8 million for the same periods in 2014. The effective tax rate as a percentage of pre-tax income was 14.4% and 15.3%, respectively, for the three and nine months ended September 30, 2015, compared to an effective benefit rate as a percentage of pre-tax income of 4.2% and an effective tax rate of 6.6% for the same periods in 2014.  The increase in the effective tax rate for the three and nine months ended September 30, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2014.  Net deferred tax assets totaled $15.0 million at September 30, 2015, as compared to $12.7 million at December 31, 2014. No valuation allowance for deferred tax assets was recorded at September 30, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

Capital Resources
Our total shareholders' equity at September 30, 2015, was $447.1 million, representing an increase of 5.2%, or $21.9 million, from December 31, 2014, and represented 9.2% of total assets at September 30, 2015, compared to 8.8% of total assets at December 31, 2014.
Increases to our shareholders’ equity primarily consisted of net income of $32.3 million, a decrease in accumulated other comprehensive loss of $4.7 million, stock compensation expense of $981,000 and the issuance of $936,000 in common stock (33,948 shares) through our dividend re-investment plan. These increases were partially offset by $17.2 million in cash dividends paid.
On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which was paid on May 14, 2015.
As a result of new regulations, we are now required to comply with higher minimum capital requirements (the "Updated Capital Rules"). The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
The Updated Capital Rules also established the following minimum capital ratios, which started to phase in on January 1, 2015: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the Updated Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these new required minimum CET1, Tier 1, and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The Updated Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carry-backs and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
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
Under the Updated Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, which includes Southside, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of September 30, 2015, we met all capital adequacy requirements to which we were subject.
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
It is management's intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
September 30, 2015	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$363,770	13.81%	$118,545	4.50%	N/A	N/A
Bank Only	$407,774	15.49%	$118,492	4.50%	$171,155	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$417,259	15.84%	$158,060	6.00%	N/A	N/A
Bank Only	$407,774	15.49%	$157,990	6.00%	$210,653	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$436,429	16.57%	$210,747	8.00%	N/A	N/A
Bank Only	$426,944	16.21%	$210,653	8.00%	$263,316	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$417,259	8.81%	$189,493	4.00%	N/A	N/A
Bank Only	$407,774	8.62%	$189,299	4.00%	$236,624	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of September 30, 2015, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Return on Average Assets	0.96%	0.72%
Return on Average Shareholders' Equity	10.65	8.41
Dividend Payout Ratio – Basic	50.00	70.97
Dividend Payout Ratio – Diluted	50.00	70.97
Average Shareholders' Equity to Average Total Assets	9.03	8.61
	Nine Months Ended September 30,
	2015	2014
Return on Average Assets	0.90%	0.97%
Return on Average Shareholders' Equity	9.93	11.92
Dividend Payout Ratio – Basic	54.33	51.20
Dividend Payout Ratio – Diluted	54.33	51.20
Average Shareholders' Equity to Average Total Assets	9.03	8.12

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2014.  There were no substantial changes in these concentrations during the nine months ended September 30, 2015.  Substantially all of our loan originations are made to borrowers who live and conduct business in our primary market area, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Prior to the sale of SFG during the fourth quarter of 2014, we purchased portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represented existing subprime automobile loans with payment histories that were collateralized by new and used automobiles.
Total loans increased $58.0 million, or 2.7%, to $2.24 billion at September 30, 2015 from $2.18 billion at December 31, 2014, and increased $840.5 million, or 60.1%, from $1.40 billion at September 30, 2014.  Average loans increased $808.5 million, or 58.4%, during the nine months ended September 30, 2015 when compared to the same period in 2014.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  In the last three to five years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During that time economic growth and business activity in Texas has exceeded the U.S. average. However, recent decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of November 2, 2015, the price per barrel of crude oil was approximately $46 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.
The following table sets forth loan totals for the periods presented:

	At September 30, 2015	At December 31, 2014	At September 30, 2014
	(in thousands)
Real Estate Loans:
Construction	$342,282	$267,830	$178,127
1-4 Family Residential	678,431	690,895	394,889
Other	537,161	468,171	332,519
Commercial Loans	228,272	226,460	162,356
Municipal Loans	262,384	257,492	256,319
Loans to Individuals	190,616	270,285	74,464
Total Loans	$2,239,146	$2,181,133	$1,398,674

Total loans increased for the nine months ended September 30, 2015 as a result of the increases in construction loans, other real estate loans, and commercial loans due to increased origination activity in the Austin and Dallas-Fort Worth markets. There continues to be roll off of the indirect automobile loan portfolio acquired with the Omni acquisition and payoffs in our 1-4 family residential portfolios.
Construction loans increased $74.5 million, or 27.8%, to $342.3 million at September 30, 2015, from $267.8 million at December 31, 2014, and increased $164.2 million, or 92.2%, from $178.1 million at September 30, 2014. Our construction loans continue to increase due to growth in our Austin and Dallas-Fort Worth markets.
Other real estate loans, which are comprised primarily of commercial real estate loans, increased $69.0 million, or 14.7%, to $537.2 million at September 30, 2015, from $468.2 million at December 31, 2014, and increased $204.6 million, or 61.5%, from $332.5 million at September 30, 2014. Our other real estate loans continued to increase during the nine months ended September 30, 2015, primarily as a result of the continued growth in our Austin and Dallas-Fort Worth markets.
Municipal loans increased $4.9 million, or 1.9%, to $262.4 million at September 30, 2015, from $257.5 million at December 31, 2014, and increased $6.1 million, or 2.4%, from $256.3 million at September 30, 2014.
Commercial loans increased $1.8 million, or 0.8%, to $228.3 million at September 30, 2015, from $226.5 million at December 31, 2014, and increased $65.9 million, or 40.6%, from $162.4 million at September 30, 2014.
Our 1-4 family residential mortgage loans decreased $12.5 million, or 1.8%, to $678.4 million at September 30, 2015, from $690.9 million at December 31, 2014, and increased $283.5 million, or 71.8%, from $394.9 million at September 30, 2014. Our 1-4 residential mortgage loans decreased for the nine months ended September 30, 2015 compared to December 31, 2014, due primarily to payoffs in excess of originations. The increase in our 1-4 residential mortgage loans from September 30, 2014 is a direct result of the Omni acquisition.
Loans to individuals decreased $79.7 million, or 29.5%, to $190.6 million at September 30, 2015, from $270.3 million at December 31, 2014, and increased $116.2 million, or 156.0%, from $74.5 million at September 30, 2014.  The decrease in loans to individuals from December 31, 2014 reflects the continued roll-off of the Omni acquired indirect automobile loan portfolio.
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
As of September 30, 2015, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2015, the allowance for loan losses increased $5.1 million, or 38.4%, to $18.4 million, or 0.82% of total loans, when compared to $13.3 million, or 0.61% of total loans, at December 31, 2014, as a result of the additional provision associated with loan growth and impaired loans. The allowance for loan losses as a percentage of total loans decreased from the comparable period in 2014 from 0.96%, as a result of the loans acquired in connection with the Omni acquisition measured at fair value at the acquisition date with no carryover of the allowance for loan loss and the sale of the loans purchased by SFG, both of which occurred in the fourth quarter of 2014.
For the three and nine months ended September 30, 2015, loan charge-offs were $1.3 million and $3.3 million, and recoveries were $605,000 and $2.0 million, resulting in net charge-offs of $696,000 and $1.3 million, respectively. For the three and nine months ended September 30, 2014, loan charge-offs were $10.4 million and $18.7 million, and recoveries were $556,000 and $1.6 million, resulting in net charge-offs of $9.9 million and $17.1 million, respectively. The decrease in net charge-offs for the three and nine months ended September 30, 2015, was primarily due to the increase in the level of charge-offs recorded on SFG loans for the three and nine months ended September 30, 2014. The necessary provision expense was estimated at $2.3 million and $6.4 million for the three and nine months ended September 30, 2015, respectively, from $4.9 million and $11.7 million for the comparable periods in 2014.  The decrease in provision expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014 was primarily related to charge-offs in the SFG loan portfolio during the nine months ended September 30, 2014, and to a lesser extent, the write down and transfer of SFG loans to loans held for sale during the three months ended September 30, 2014.
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
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2015	At December 31, 2014	At September 30, 2014
Nonaccrual loans	$20,988	$4,096	$4,685
Accruing loans past due more than 90 days	—	4	1
Restructured loans	11,772	5,874	4,388
Other real estate owned	793	1,738	383
Repossessed assets	68	565	407
Total Nonperforming Assets	$33,621	$12,277	$9,864

	At September 30, 2015	At December 31, 2014	At September 30, 2014
Asset Quality Ratios:
Nonaccruing loans to total loans	0.94%	0.19%	0.33%
Allowance for loan losses to nonaccruing loans	87.68	324.51	286.34
Allowance for loan losses to nonperforming assets	54.73	108.27	136.00
Allowance for loan losses to total loans	0.82	0.61	0.96
Nonperforming assets to total assets	0.70	0.26	0.29
Net charge-offs to average loans	0.08	1.44	1.65
Total nonperforming assets at September 30, 2015 were $33.6 million, an increase of $21.3 million, or 173.9%, from $12.3 million at December 31, 2014 and an increase of $23.8 million, or 240.8%, from $9.9 million at September 30, 2014.  The increase in nonperforming assets at September 30, 2015 as compared to December 31, 2014 was primarily due to the downgrade of one large commercial borrowing relationship to impaired status during the first quarter of 2015 and the restructure of a large PCI commercial loan during the three months ended September 30, 2015.
From December 31, 2014 to September 30, 2015, nonaccrual loans increased $16.9 million, or 412.4%, to $21.0 million, and $16.3 million, or 348.0% from September 30, 2014.  Of the total nonaccrual loans at September 30, 2015, 67.4% are commercial loans, 9.2% are commercial real estate loans, 13.3% are residential real estate loans, 6.1% are loans to individuals, 2.8% are construction loans, and 1.2% are municipal loans. Restructured loans increased $5.9 million, or 100.4%, to $11.8 million at September 30, 2015, from $5.9 million at December 31, 2014 and increased $7.4 million, or 168.3%, from $4.4 million at September 30, 2014.  Restructured loans increased due to the restructure of a large PCI loan to a TDR during the three months ended September 30, 2015. OREO decreased $945,000, or 54.4%, to $793,000 at September 30, 2015 from $1.7 million at December 31, 2014 and increased $410,000, or 107.0%, from $383,000 at September 30, 2014.  The OREO at September 30, 2015 consisted of 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $497,000, or 88.0%, to $68,000 at September 30, 2015, from $565,000 at December 31, 2014 and $339,000, or 83.3%, from $407,000 at September 30, 2014.

Acquisition
See “Note 2 – Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.26% and 1.16%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 3.31% and 2.91%, respectively, relative to the base case over the next 12 months. As of December 31, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.34% and 2.29%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.43% and 3.25%, respectively, relative to the base case over the next 12 months.  As of September 30, 2014, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 1.66% and 2.71%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.89% and 4.02%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On December 17, 2014, Southside completed the acquisition of Omni in a purchase business combination. Full integration of our policies, processes, technology and operations was virtually complete as of September 30, 2015. Management will continue to evaluate Southside's internal control over financial reporting as it finalizes its integration work.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	November 6, 2015	BY:	/s/ SAM DAWSON
Sam Dawson
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 6, 2015	BY:	/s/ LEE R. GIBSON
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