Form 10-K
period 2015-12-31
SOUTHSIDE BANCSHARES INC
filed 2016-03-08
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was $681,597,633.

As of March 7, 2016, 24,974,348 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held May 11, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which was a wholly-owned subsidiary of the Bank as of July 15, 2011. SFG is consolidated in our financial statements and was dissolved in April 2015. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014. For additional information concerning the effect of the merger and the fair value of assets assumed in relation to the merger, see “Note 2 - Acquisition.”
In the second quarter of 2013, we closed our broker-dealer subsidiary, Southside Securities, Inc.
PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING INFORMATION
The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 banking centers, 18 of which are located in grocery stores, and 26 motor bank facilities.
At December 31, 2015, our total assets were $5.16 billion, total loans were $2.43 billion, deposits were $3.46 billion, and total equity was $444.1 million.  For the years ended December 31, 2015 and 2014, our net income was $44.0 million and $20.8 million and diluted earnings per common share were $1.73 and $1.04, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.
Our consumer loan services include 1-4 family residential loans, home equity loans, home improvement loans, automobile loans and other installment loans.  Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion, commercial real estate loans and municipal loans.  We also offer construction loans for 1-4 family residential and commercial real estate.
We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2015, our trust department managed approximately $878.3 million of trust assets.
Our business strategy includes evaluating expansion opportunities through acquisitions of financial institutions in market areas that could complement our existing franchise. We generally seek merger partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. During 2014, we acquired OmniAmerican Bancorp, Inc., a bank holding company traded on the NASDAQ Global Market and the holding company for OmniAmerican Bank, a federal savings association, headquartered in Fort Worth, Texas. See "Note 2 - Acquisition" in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
RECENT DEVELOPMENTS
During April 2015, we dissolved SFG. During the year ended December 31, 2015, we closed one of our leased grocery store branches in Seven Points and branch locations in Ft. Worth and Forney, both of which were leased.
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
Our 60 branches and 26 motor bank facilities are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Palestine, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington, Cleburne, Euless, Flower Mound, Granbury, Grapevine, Irving, Watauga, Weatherford and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each market area is directly attributable to our market share in that market area combined with overall cost.
Additionally, our customers may access various banking services through a network of over 74 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones, smart phones and computers.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2015, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.
EMPLOYEES
At February 19, 2016, we employed approximately 683 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.
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
In addition to the system of regulation and supervision outlined above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Fund Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau will also have supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products.
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
In order to offer broker-dealer services through our subsidiary, Southside Securities, Inc., on February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status and were granted financial holding company status on March 22, 2011.  Election of financial holding company status is not automatic and it was granted based upon consideration of a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).  Now that we have succeeded in attaining financial holding company status, that status could be impacted by the condition of Southside Bank and/or other factors.  For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank.  In addition, if Southside Bank were to receive a rating of less than satisfactory under the CRA, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.  If we undertake expanded financial activities (that are not permissible for a bank holding company) and we fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements.  If we do not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its Bank or the Company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.  We began engaging in broker-dealer activities through Southside Securities, Inc. on June 16, 2011. In early 2013, to further concentrate on our primary business of banking, a management decision was made to close Southside Securities, Inc. We ceased engaging in broker-dealer activities through Southside Securities, Inc. in the second quarter of 2013. However, our financial holding company status has been maintained.

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
The agencies’ prior risk-based guidelines, applicable to the Company before January 1, 2015, defined a three-tier capital framework.  Risk-based capital ratios were calculated by dividing, as appropriate, total capital and Tier 1 capital by risk-weighted assets.  Assets and off-balance sheet exposures were assigned to one of four categories of risk weights, based primarily on relative credit risk.  Under these prior risk-based capital requirements, the Company and Southside Bank were each generally required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%.  To the extent we engaged in trading activities, we were required to adjust our risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices.
Each of the federal bank regulatory agencies, including the Federal Reserve and the FDIC, also had established minimum leverage capital requirements for the banking organizations they supervise.  These requirements provided that banking organizations that met certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that had received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%.  Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, were expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio equal to 100 to 200 basis points above this stated minimum.  Holding companies experiencing internal growth or making acquisitions were expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  The Federal Reserve also considered a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.
The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
The Updated Capital Rules also established the following minimum capital ratios: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the Updated Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these new required minimum CET1, Tier 1, and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The Updated Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2015, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	12.71%	14.36%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.56%	14.36%
Total risk-based capital ratio	8.00%	10.00%	15.27%	15.07%
Leverage ratio	4.00%	5.00%	8.61%	8.49%

Under the previous capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. generally accepted accounting principles ("GAAP ") were excluded for the purposes of determining capital ratios. However, the effects of certain accumulated other comprehensive items are not excluded under the Updated Capital Rules. The Updated Capital Rules permitted most banking organizations, including the Company and Southside Bank, to make a one-time permanent election on the institution’s first call report filed after January 1, 2015 to continue to exclude these items, which Southside Bank did in its March 31, 2015 call report.
Under the Updated Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. However, for bank holding companies like us that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
In addition, reflecting the importance that regulators place on managing capital and other risks, in May 2012 the banking agencies also issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework.  Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to and sufficiently capture the banking organization’s exposures, activities and risks; (ii) employ multiple conceptually sound stress testing activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process.  Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.”  While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable, ways.
Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2015 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.
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

Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015, though the conformance period for legacy investments in and relationships with a covered fund will end on July 21, 2016.
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
Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  This rule modified two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinued a third adjustment added in 2009 (the secured liability adjustment), and added an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under these revisions to the DIF rules, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the initial total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher. On June 16, 2015, the FDIC issued a notice of proposed rulemaking that would refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years. The proposed rule would revise the financial ratios method, update the financial measures used, and eliminate risk categories for such banks.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessment rates, which are calculated off the assessment base established by the Dodd-Frank Act, are set quarterly. The rate was .600 (annual) basis points for the first, second, and fourth quarters of 2015 and .580 (annual) basis points for the third quarter of 2015. It was 0.580 (annual) basis points for the first quarter of 2016. These assessments will continue until the FICO bonds mature in 2017 through 2019.
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
Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure.  Under the Updated Capital Rules, a well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

Many of the foregoing laws and regulations have recently changed and are subject to further change resulting from the provisions in the Dodd-Frank Act and other developments. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks, in an effort to encourage lenders to verify a borrower’s ability to repay. The Bureau issued a rule, which took effect on January 10, 2014, to implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The rule has impacted our residential mortgage lending practices, and the residential mortgage market generally. Most significantly, the new “qualified mortgage” standards generally limit the total points and fees that financial institutions and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the Bureau recently issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The final rule, which took effect on December 24, 2015 for residential mortgage-backed securitizations, generally requires the securitizer to retain not less than 5 percent of the credit risk.
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

In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under existing federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  On October 28, 2014, the Bureau amended the annual privacy notice requirement to permit a financial institution to provide the annual privacy notice through posting the annual notice on its website if the financial institution meets certain conditions. On December 4, 2015, the GLBA was amended to provide additional circumstances under which a financial institution is not required to provide an annual notice. States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
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
Other Regulatory Matters.  The Company and its affiliates are subject to oversight by the SEC, the NASDAQ Stock Market, various state securities regulators and other regulatory authorities.  The Company and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning their business practices.  Such requests are considered incidental to the normal conduct of business.

ITEM 1A. RISK FACTORS
Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our financial condition and business operations.
RISKS RELATED TO OUR BUSINESS
We are subject to an uneven economic environment that could adversely affect our financial condition and results of operations.
We continue to operate in a challenging and uncertain economic environment.  In the last three to five years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven.  There can be no assurance that economic conditions will continue to improve, and these conditions could worsen.  In addition, declining oil prices, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on our financial markets.  Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, should we see a decline in national or regional economic conditions, the residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, interest rates, the yield curve, or market risk spreads, or a prolonged inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

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
We have and continue to purchase MBS at premiums due to the low interest rate environment.  Our prepayment assumptions take into account Bloomberg consensus speeds, current trends and past experience.  If actual prepayments exceed our projections, the amortization expense associated with these MBS will increase, thereby decreasing our net income.  The increase in amortization expense and the corresponding decrease in net income could have a material adverse effect on our financial condition and results of operations.
We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.
We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.
Our interest rate risk, liquidity, fair value of securities and profitability are subject to risks associated with the successful management of our balance sheet strategy.
We implemented a balance sheet strategy for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse changes in the market liquidity and fair value of our investment securities and U.S. agency MBS, incorrect modeling results due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund our balance sheet strategy.  If our balance sheet strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have a high concentration of loans secured by real estate and a decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  At December 31, 2015, approximately 71.1% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing until 2010, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, MBS and the lending markets generally.  This decline resulted in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  Beginning in 2014, the price per barrel of crude oil began to decline significantly from a high during 2014 of over $100 to approximately $37 as of December 31, 2015.  A prolonged period of low oil prices could have a negative impact on energy-dominant states such as Texas, including real estate values.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

We have a high concentration of loans directly related to the medical community in our market areas.  A negative change adversely impacting the medical community, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
A significant portion of our loan portfolio is dependent on the medical community.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.  However, changes in the amount the government pays the medical community through the various government health insurance programs could adversely impact their profitability, which in turn could result in higher default rates by borrowers in the medical industry.  Healthcare reform or increased regulation of the medical community could also negatively impact profitability and cash flow in the medical community.  It is likely that, should there be any significant adverse impact to the medical community, our profitability and financial condition would also be adversely impacted.
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
Beginning in 2014, decisions by certain members of OPEC to maintain higher crude oil production levels combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices.  Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2015, energy loans comprised approximately 1.34% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $98 as of December 31, 2013.  If oil prices remain at these low levels for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  There is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental remediation may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our profitability depends significantly on economic conditions in the State of Texas.
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  Moreover, virtually all of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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
Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiary, Southside Bank.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, and certain nonbank subsidiaries may pay to us.  Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., we may not be able to service debt, pay obligations or pay dividends to our shareholders.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
Funding to provide liquidity may not be available to us on favorable terms or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is necessary to make loans and leases, and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by our board of directors.  Management and our asset liability committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our asset liability committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board-approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, noncore deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with mortgage-related assets.
We maintain a portfolio of securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales or securitizations of loans, our ability to acquire additional national market, noncore deposits, additional collateralized borrowings such as FHLB advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  Southside Bank also can borrow from the Federal Reserve’s discount window.
We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets similar to 2008, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  For example, the cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and there may not be a viable market for raising equity capital.
If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.
Acquisitions and potential acquisitions may disrupt our business and dilute shareholder value.
We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and fair values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2015, we had $98.1 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may not be able to attract and retain skilled personnel.
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers will remain employed with the Company.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers and even if we implement such products and services, we may incur substantial costs in doing so.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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
Southside Bancshares, Inc., primarily through Southside Bank, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, as implemented through the Bureau, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities.  In addition, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
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
Financial services companies depend on the accuracy and completeness of information about customers and counterparties and inaccuracies in such information, including as a result of fraud, could adversely impact our business, financial condition and results of operations.
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Such information could turn out to be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress we are at increased risk of fraud losses. We cannot assure you that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	perceptions in the marketplace regarding the impact of the change in price per barrel of crude oil on the Texas economy;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside Bank Trust at 1305 South Beckham Avenue, Tyler, Texas. The Trust Department is located in this building;

•	Southside Bank Technology Center at 1010 East First Street, Tyler, Texas;

•	Southside Bank main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Highway 64 West branch and motor bank facility at 3815 State Highway 64 West, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gresham main branch and motor bank at 16691 FM 2493, Tyler, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Irving branch at 1401 Walnut Hill Lane, Irving, Texas;

•	Cleburne branch at 1204 West Henderson, Cleburne, Texas;

•	Euless branch at 2311 West Euless Boulevard, Euless, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;

•	Arlington branch at 950 West Arbrook Boulevard, Arlington, Texas;

•	Fort Worth branch at 1000 Pennsylvania Avenue, Fort Worth, Texas;

•	Fort Worth branch at 2330 East Rosedale Street, Fort Worth, Texas;

•	Fort Worth branch at 6001 Bryant Irvin Road, Fort Worth, Texas;

•	Fort Worth branch at 7800 White Settlement Road, Fort Worth, Texas;

•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas;

•	Watauga branch at 8024 Denton Highway, Watauga, Texas;

•	Weatherford branch at 318 South Main Street, Weatherford, Texas; and

•	74 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 18 grocery stores and six full service branches in leased office space in the following locations:

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2014 to December 31, 2015.  During 2015 and 2014, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

	2015		2014
Sales Price Per Share	High	Low	High	Low
First quarter	$29.04	$24.68	$28.66	$22.84
Second quarter	29.76	26.19	29.67	24.32
Third quarter	29.71	24.41	32.71	27.12
Fourth quarter	28.90	24.02	32.67	27.50
See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for a discussion of our common stock repurchase program.
SHAREHOLDERS
There were approximately 1,532 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of March 1, 2016.
DIVIDENDS
Cash dividends declared and paid were $1.00 and $0.96 per share for the years ended December 31, 2015 and 2014, respectively.  Stock dividends of 5% were also declared and paid during both of the years ended December 31, 2015 and 2014.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Cash Dividends Per Share	2015	2014
First quarter	$0.23	$0.21
Second quarter	0.23	0.21
Third quarter	0.23	0.22
Fourth quarter	0.31	0.32
Total	$1.00	$0.96
ISSUER SECURITY REPURCHASES
During the quarter ended December 31, 2015, we did not purchase any of our common stock. On January 28, 2016, the Board of Directors approved a Stock Repurchase Plan. The Board authorized the repurchase, from time to time, of up to five percent of the issued and outstanding common stock, or approximately 1.27 million shares, in open market purchases and privately negotiated transactions at prevailing market prices. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may suspend or discontinue it at any time.
Subsequent to December 31, 2015 and through March 2, 2016, we purchased 424,701 shares of common stock at an average price of $22.89 pursuant to the Stock Repurchase Plan.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2015, 2014, or 2013 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Southside Bancshares, Inc.
Russell 2000
SBSI Peer Group 2015 Index*
Index Value
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Southside Bancshares, Inc.	100.00	112.74	121.26	171.66	196.81	177.93
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SBSI Peer Group 2015 Index*	100.00	99.65	112.16	166.59	154.96	142.27

*SBSI Peer Group 2015 Index consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares
Corporation (IBOC), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

Source : SNL Financial LC, Charlottesville, VA
© 2016
www.snl.com

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2015.  This information should be read in conjunction with “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2015	2014 (1)	2013	2012	2011
	(in thousands, except per share data)
Balance Sheet Data:
Investment Securities	$752,135	$695,529	$728,981	$618,716	$284,452
Mortgage-backed Securities	$1,492,653	$1,395,498	$1,115,827	$1,051,898	$1,729,516
Loans, Net of Allowance for Loan Losses	$2,412,017	$2,167,841	$1,332,396	$1,242,392	$1,068,690
Total Assets	$5,162,076	$4,807,261	$3,445,663	$3,237,403	$3,303,817
Deposits	$3,455,407	$3,374,417	$2,527,808	$2,351,897	$2,321,671
Long-term Obligations	$562,592	$660,363	$559,660	$429,408	$321,035
Shareholders’ Equity	$444,062	$425,243	$259,518	$257,763	$258,927
Income Statement Data:
Interest Income	$154,532	$123,778	$119,602	$116,020	$131,038
Interest Expense	$19,854	$16,956	$17,968	$26,895	$35,631
Deposit Service Income	$20,112	$15,280	$15,560	$15,433	$15,943
Net Gain on Sale of Securities Available for Sale	$3,660	$2,830	$8,472	$17,966	$11,795
Noninterest Income	$37,895	$24,489	$35,245	$40,021	$35,322
Noninterest Expense	$112,954	$97,704	$81,713	$76,107	$72,348
Net Income Attributable to Southside Bancshares, Inc.	$43,997	$20,833	$41,190	$34,695	$39,133
Per Share Data:
Earnings Per Common Share:
Basic	$1.74	$1.04	$2.09	$1.73	$1.96
Diluted	$1.73	$1.04	$2.09	$1.73	$1.96
Cash Dividends Paid Per Common Share	$1.00	$0.96	$0.91	$1.11	$0.90

(1)
We completed the acquisition of Omni on December 17, 2014. Accordingly, our balance sheet data as of December 31, 2014 reflects the effects of the acquisition of Omni. Income statement data with respect to Omni includes only the results of Omni's operations for December 17 - December 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2015, 2014, and 2013 and financial condition as of December 31, 2015 and 2014.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

•
current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”) and other regulatory responses to current economic conditions;

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.
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
The allowance for loan loss is based on the most current review of the loan portfolio and is a result of multiple processes.  The servicing officer has the primary responsibility for updating significant changes in a customer's financial position.  Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt.  Our internal loan review department is responsible for an ongoing review of our loan portfolio with specific goals set for the loans to be reviewed on an annual basis.
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
For acquired loans that are not deemed credit impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loan is similar to originated loans. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the economic life of the loan.
As of December 31, 2015, our review of the loan portfolio indicated that a loan loss allowance of $19.7 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Impairment of Investment Securities and Mortgage-backed Securities. Investment and MBS classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive (loss) income,” a separate component of shareholders' equity. Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion. Factors considered in determining whether a decline in value is other-than-temporary include : (1) whether the decline is substantial, the duration of the decline and the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets, we consider expected cash flows of the investment in determining if impairment exists.
Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the Plan obligations include the discount rate, the rate of salary increases and the estimated future return on the Plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the Plan at December 31, 2015.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2015, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.56%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
OVERVIEW
OPERATING RESULTS
During the year ended December 31, 2015, our net income increased $23.2 million, or 111.2%, to $44.0 million, from $20.8 million for the same period in 2014. The increase in net income was primarily attributable to an increase in net interest income of $27.9 million and an increase in noninterest income of $13.4 million, combined with a decrease in the provision for loan losses. These items were partially offset by an increase in noninterest expense and income tax expense. Noninterest expense increased primarily due to expenses associated with the acquisition of Omni which are reflected primarily in salaries and employee benefits as well as occupancy expense. Earnings per diluted share increased $0.69, or 66.3%, to $1.73 for the year ended December 31, 2015, from $1.04 for the same period in 2014.
During the year ended December 31, 2014, our net income decreased $20.4 million, or 49.4%, to $20.8 million, from $41.2 million for the same period in 2013.  The decrease in net income was primarily attributable to merger expenses related to the acquisition of Omni, a loss on the sale of loans purchased by SFG which resulted in an increase in the provision for loan losses and an impairment of our investment in SFG, and a decrease in net gain on sale of securities available for sale. These items were partially offset by a decrease in income tax expense and an increase in net interest income. Noninterest expense increased primarily due to merger related expenses which is reflected primarily in salaries and employee benefits, software and data processing expense and professional fees. Earnings per diluted share decreased to $1.04 for the year ended December 31, 2014, from $2.09 for the same period in 2013.
FINANCIAL CONDITION
Our total assets increased $354.8 million, or 7.4%, to $5.16 billion at December 31, 2015 from $4.81 billion at December 31, 2014 primarily as a result of the increases in our loans and increases in our investment portfolio and mortgage-backed securities (“MBS”).  Loans increased $250.6 million, or 11.5%, to $2.43 billion compared to $2.18 billion at December 31, 2014. The increase in our loans was comprised of $167.0 million of commercial real estate, $170.4 million of construction, $16.1 million of commercial and $30.6 million of municipal loans while offset by a decrease of $35.5 million of 1-4 family residential loans and $98.0 million of loans to individuals. Our securities portfolio increased by $153.8 million, or 7.4%, to $2.24 billion compared to $2.09 billion at December 31, 2014.  The increase in our securities was comprised of approximately $97.2 million of MBS and approximately $56.6 million of investment securities, comprised of U.S. Treasury, Agency and Texas municipal securities.  The increase in loans and securities was funded primarily by FHLB advances and deposits.
Our nonperforming assets at December 31, 2015 increased to $32.5 million, and represented 0.63% of total assets, compared to $12.3 million, or 0.26% of total assets at December 31, 2014.  Nonaccruing loans increased $16.4 million to $20.5 million and the ratio of nonaccruing loans to total loans increased to 0.84% at December 31, 2015 compared to 0.19% at December 31, 2014.  Other Real Estate Owned (“OREO”) decreased to $744,000 at December 31, 2015 from $1.7 million at December 31, 2014. Repossessed assets decreased to $64,000 at December 31, 2015 from $565,000 at December 31, 2014.  Restructured loans at December 31, 2015 increased to $11.1 million compared to $5.9 million at December 31, 2014.
Our deposits increased $81.0 million to $3.46 billion at December 31, 2015 from $3.37 billion at December 31, 2014.  Our deposits, net of brokered deposits, increased $18.1 million, or 0.5% during 2015. The increase in our deposits during 2015 was primarily the result of an increase in brokered deposits and public fund deposits. During 2015, our non-interest bearing deposits increased $11.5 million, and interest bearing deposits increased $69.5 million. During 2015, our brokered deposits increased $62.8 million and our public fund deposits increased $56.8 million. Total FHLB advances increased $250.3 million to $1.15 billion at December 31, 2015, from $897.4 million at December 31, 2014.  Short-term FHLB advances increased $348.0 million to $645.4 million at December 31, 2015 from $297.4 million at December 31, 2014.  Long-term FHLB advances decreased $97.8 million to $502.3 million at December 31, 2015 from $600.1 million at December 31, 2014.  Other borrowings at December 31, 2015 and 2014 totaled $62.7 million and $64.5 million, respectively, and at December 31, 2015 consisted of $2.4 million of short-term borrowings and $60.3 million of long-term debt compared to $4.2 million of short-term borrowings and $60.3 million of long-term debt at December 31, 2014.
Assets under management in our trust department decreased during 2015 and were approximately $878.3 million at December 31, 2015 compared to $932.6 million at December 31, 2014.
Shareholders’ equity at December 31, 2015 totaled $444.1 million compared to $425.2 million at December 31, 2014. The increase is primarily the result of net income of $44.0 million recorded for the year ended December 31, 2015, the $1.4 million of common stock issued under our dividend reinvestment plan and stock compensation expense of $1.4 million.  These increases were partially offset by cash dividends paid of $25.1 million and an increase in accumulated other comprehensive loss of $3.1 million.  The increase in accumulated other comprehensive loss is comprised primarily of a decrease of $6.5 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment and an increase of $3.4 million, net of tax, related to the change in the funded status of our defined benefit plan.  See “Note 4 – Accumulated Other Comprehensive (Loss) Income” to our consolidated financial statements included in this report.
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
BALANCE SHEET STRATEGY
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
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
The management of our securities portfolio as a percentage of earning assets is guided by the current economics associated with increasing the securities portfolio, changes in our overall loan and deposit levels, and changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we may purchase additional securities, if appropriate, which may cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we may decrease the level of securities through proceeds from maturities, principal payments on MBS or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with potential business cycles that include slower loan growth and higher credit costs.
In the year ended December 31, 2015, we primarily sold collateralized mortgage obligations (“CMO”) along with some U.S. Agency mortgage pass-throughs, U.S. Agency commercial mortgage-backed securities (“CMBS”), Texas municipal securities and U.S. Treasury securities that resulted in an overall gain on the sale of AFS securities of $3.7 million. The CMOs we sold during the year had a poor risk reward due to ongoing prepayment concerns as a result of the lower long term interest rate environment and very low book yields.  The CMBS that were sold were primarily shorter duration CMBS and were more than replaced by longer duration CMBS. The U.S. Treasury securities sold were due to the low interest rates at that time. Our investment securities and U.S. Agency MBS increased from $2.09 billion at December 31, 2014, to $2.24 billion at December 31, 2015. The increase was primarily due to increased U.S. Treasury securities and CMBS. Most of the increase in the securities portfolio occurred during the second and fourth quarters when interest rates were higher on average than the other two quarters. At December 31, 2015, securities as a percentage of assets remained the same at 43.5%, when compared to December 31, 2014.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may continue to strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.  Our FHLB borrowings increased 27.9%, or $250.3 million, to $1.15 billion at December 31, 2015 from $897.4 million at December 31, 2014, due primarily to the increase in securities and loans. During the year ended December 31, 2015, our long-term FHLB advances decreased $97.8 million, to $502.3 million from $600.1 million at December 31, 2014. Our brokered deposits increased from $23.4 million at December 31, 2014 to $86.3 million at December 31, 2015, or 268.2%.  At December 31, 2015, approximately $64.6 million of our brokered deposits were non-callable brokered CDs with a weighted average cost of 56 basis points and remaining maturities of five to thirteen months. The remaining $20.7 million were long-term brokered CDs that mature within five years and have short-term calls that we control. During the three months ended December 31, 2015, we issued approximately $1.0 million of brokered money market deposits and $21.5 million of brokered CDs. During 2015, increases in FHLB advances and brokered deposits resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 36.6% at December 31, 2015 from 27.5% at December 31, 2014.

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

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Interest income
Loans	$96,417	$70,598	$72,910
Investment securities – taxable	1,587	615	799
Investment securities – tax-exempt	22,468	24,038	25,483
Mortgage-backed securities	33,661	28,207	20,085
FHLB stock and other investments	298	181	182
Other interest earning assets	101	139	143
Total interest income	154,532	123,778	119,602
Interest expense
Deposits	10,162	7,953	8,179
Short-term obligations	1,250	624	1,875
Long-term obligations	8,442	8,379	7,914
Total interest expense	19,854	16,956	17,968
Net interest income	$134,678	$106,822	$101,634
Net interest income for the year ended December 31, 2015 increased $27.9 million, or 26.1%, compared to the same period in 2014 and increased $5.2 million, or 5.1%, for the year ended December 31, 2014 compared to the same period in 2013.  The overall increase in net interest income during 2015 was primarily due to increases in interest income on loans and mortgage-backed securities income, partially offset by increases in interest expense on deposits and short-term obligations. For the year ended December 31, 2015, our net interest spread and net interest margin decreased to 3.31% and 3.40% from 3.63% and 3.77%, respectively, for the same period in 2014. The overall increase in net interest income during 2014 was primarily the result of an increase in interest income from MBS and a decrease in interest expense on short-term obligations and deposits, partially offset by a decrease in interest income on loans and investment securities and an increase in long-term obligation interest expense. For the year ended December 31, 2014, our net interest spread increased to 3.63% from 3.54%, and our net interest margin increased to 3.77% from 3.69% when compared to the same period in 2013.
During the year ended December 31, 2015, total interest income increased $30.8 million, or 24.8%, when compared to the same period in 2014, and during the year ended December 31, 2014, increased $4.2 million, or 3.5%, when compared to the same period in 2013. The increase in total interest income for the year ended December 31, 2015 was the result of an increase in average interest earning assets of $1.20 billion, or 36.6%, from $3.26 billion to $4.46 billion from 2014 to 2015, while partially offset by a decrease in the average yield on average interest earning assets from 4.29% for the year ended December 31, 2014 to 3.84% for the year ended December 31, 2015.  The decrease in the yield on interest earning assets during the year ended December 31, 2015 is reflective of a decrease in the average yield on loans and MBS.
The increase in total interest income for the year ended December 31, 2014 was the result of an increase in the average yield on average interest earning assets from 4.25% for the year ended December 31, 2013 to 4.29% for the year ended December 31, 2014 and an increase in average interest earning assets of $81.2 million, or 2.6%, from $3.18 billion to $3.26 billion from 2013 to 2014. The increase in the yield on interest earning assets during the year ended December 31, 2014 is reflective of an increase in the average yield on MBS and taxable investment securities.
During the year ended December 31, 2015, average loans increased $803.6 million, or 56.6%, to $2.22 billion from $1.42 billion, compared to the same period in 2014.  During the year ended December 31, 2014, average loans increased $124.4 million, or 9.6%, from $1.30 billion to $1.42 billion, compared to the same period in 2013. The increase in average loans during 2015 was primarily a result of strong loan growth in our market areas and loans acquired in the acquisition of Omni. Construction loans, commercial real estate loans, and municipal loans represent a large part of this increase for both years.  The average yield on loans decreased from 5.24% for the year ended December 31, 2014 to 4.52% for the year ended December 31, 2015, due to overall lower interest rates and the higher yield automobile loans purchased by SFG and included in the portfolio until they were sold in the 4th quarter of the year ended December 31, 2014. Interest income on loans increased $25.8 million, or 36.6%, for the year ended December 31, 2015 compared to the same period in 2014 as a result of an increase in average balance, which more than offset the decrease in the average yield. The average yield on loans decreased from 5.92% for the year ended December 31, 2013 to 5.24% for the year ended December 31, 2014. Interest income on loans decreased $2.3 million, or 3.2%, for the year ended December 31, 2014 compared to the same period in 2013 as a result of the decrease in the average yield which more than offset the increase in the average balance.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships. Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and MBS increased $396.9 million, or 22.7%, to $2.15 billion from $1.75 billion for the year ended December 31, 2015, when compared to the same period in 2014 and decreased $50.0 million, or 2.8%, from $1.80 billion to $1.75 billion for the year ended December 31, 2014, when compared to the same period in 2013.  At December 31, 2015, substantially all of our MBS were fixed rate securities.  The overall yield on average investment and MBS decreased to 3.27% during the year ended December 31, 2015 from 3.72% during the same period in 2014 and increased to 3.72% during the year ended December 31, 2014 from 3.24% during the same period in 2013. The decrease in the average yield during 2015 primarily reflects an overall higher interest rate environment during 2014, the purchase of lower yielding securities when compared to those securities paying off, maturing or sold and the addition of Omni's securities portfolio at fair value in a low interest rate environment. The increase in the average yield during 2014 reflects an increase in the yield of MBS securities. Interest income on investment and MBS increased $4.9 million in 2015, or 9.2%, as the increase in the average balance more than offset the decrease in the average yield.  A decrease in long-term interest rate levels combined with lower credit spreads could negatively impact our net interest margin in the future due to increased prepayments. Interest income on investment and MBS increased $6.5 million in 2014, or 14.0%, as the increase in the average yield more than offset the decrease in the average balance.
Average FHLB stock and other investments increased $17.9 million, or 62.4%, to $46.6 million, for the year ended December 31, 2015, when compared to $28.7 million for 2014 due to the increase in average FHLB advances during 2015 and the corresponding requirement to hold stock associated with those advances.  Average FHLB stock and other investments decreased $2.7 million, or 8.6%, to $28.7 million, for the year ended December 31, 2014, when compared to $31.4 million for 2013 due to the decrease in average FHLB advances during 2014.  Interest income from our FHLB stock and other investments increased $117,000, or 64.6%, during 2015, due to an increase in the average balance.  Interest income from our FHLB stock and other investments decreased $1,000, or 0.5%, during 2014, due to a decrease in the average balance partially offset by an increase in the average yield from 0.58% for the year ended December 31, 2013 compared to 0.63% for the same period in 2014.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate. We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
Average interest earning deposits decreased $15.3 million, or 27.9%, to $39.5 million, for the year ended December 31, 2015, when compared to $54.9 million for 2014.  Interest income from interest earning deposits decreased $38,000 in 2015, or 27.3%, as a result of a decrease in average balance as compared to 2014.  Average interest earning deposits decreased $274,000, or 0.5%, to $54.9 million, for the year ended December 31, 2014, when compared to $55.1 million for 2013. Interest income from interest earning deposits decreased $4,000, or 2.8%, for the year ended December 31, 2014, when compared to 2013, as a result of the decrease in the average balance and average yield.
During the year ended December 31, 2015, our average loans and securities increased when compared to the same period in 2014. As a result, the mix of our average interest earning assets changed as our average total securities as a percentage of total average interest earning assets totaled 49.1% during 2015 compared to 54.4% during 2014 and 57.5% during 2013. Average loans were 50.0% of average total interest earning assets during 2015 compared to 43.9% during 2014 and 40.8% during 2013. Other interest earning asset categories averaged 0.9% of average interest earning assets during 2015 compared to 1.7% during both 2014 and 2013.
Total interest expense increased $2.9 million, or 17.1%, during the year ended December 31, 2015.  The increase in interest expense for 2015 was attributable to an increase in average interest bearing liabilities of $1.13 billion, or 43.6%, from $2.59 billion to $3.71 billion which was partially offset by the decrease in the average rate paid on interest bearing liabilities for the year ended December 31, 2015, to 0.53%, from 0.66% for the same period in 2014.  The increase in average interest bearing liabilities was primarily the result of the increase in deposits and FHLB advances to fund the increase in loans and securities, as well as the deposits and FHLB advances acquired in the acquisition of Omni.
Total interest expense decreased $1.0 million, or 5.6%, during the year ended December 31, 2014, as compared to 2013.  The decrease was attributable to a decrease in the average rate paid on interest bearing liabilities for the year ended December 31, 2014, to 0.66% from 0.71% for the same period in 2013, which more than offset the increase in average interest bearing liabilities of $61.2 million, or 2.4%, from $2.52 billion to $2.59 billion.  The decrease in the average rate paid on interest bearing liabilities of five basis points was a result of continued low short-term interest rates during the year ended December 31, 2014.
The following table sets forth our deposit averages by category for the years ended December 31, 2015, 2014 and 2013:

	COMPOSITION OF DEPOSITS Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Interest Bearing Demand Deposits	$1,648,416	0.27%	$1,231,711	0.29%	$1,081,475	0.31%
Savings Deposits	232,385	0.10%	121,453	0.11%	108,097	0.13%
Time Deposits	845,882	0.65%	610,178	0.70%	640,608	0.73%
Total Interest Bearing Deposits	2,726,683	0.37%	1,963,342	0.41%	1,830,180	0.45%
Noninterest Bearing Demand Deposits	679,346	N/A	576,770	N/A	560,762	N/A
Total Deposits	$3,406,029	0.30%	$2,540,112	0.31%	$2,390,942	0.34%

Total average interest bearing deposits increased $763.3 million, or 38.9%, while the average rate paid decreased from 0.41% for the year ended December 31, 2014, to 0.37% for the year ended December 31, 2015. For the year ended December 31, 2014 average interest bearing deposits increased $133.2 million, or 7.3%, while the average rate paid decreased to 0.41%, from 0.45% for the year ended December 31, 2013. Interest expense for interest bearing deposits increased $2.2 million, or 27.8%, for the year ended December 31, 2015, when compared to the same period in 2014 due to the increase in the average balance which more than offset the decrease in the average yield.  Interest expense for interest bearing deposits for the year ended December 31, 2014, decreased $226,000, or 2.8%, when compared to the same period in 2013 due to the decrease in the average yield which more than offset the increase in the average balance.

Average time deposits increased $235.7 million, or 38.6%, while the average rate paid decreased five basis points for the year ended December 31, 2015. Average time deposits decreased $30.4 million, or 4.8%, and the average rate paid decreased three basis points for the year ended December 31, 2014. Average interest bearing demand deposits increased $416.7 million, or 33.8%, and $150.2 million, or 13.9%, for the years ended December 31, 2015 and December 31, 2014, respectively, while the average rate paid decreased two basis points for each of the years ended December 31, 2015 and December 31, 2014. Average savings deposits increased $110.9 million, or 91.3%, while the average rate paid decreased one basis point for the year ended December 31, 2015. Average savings deposits increased $13.4 million, or 12.4%, while the average rate paid decreased two basis points for the year ended December 31, 2014. Average noninterest bearing demand deposits increased $102.6 million, or 17.8%, during 2015 and $16.0 million, or 2.9%, during 2014. The latter three categories, which are considered the lowest cost deposits, comprised 75.2% of total average deposits during the year ended December 31, 2015 compared to 76.0% during 2014 and 73.2% during 2013.  The increase in our average total deposits during 2015 was primarily the result of our acquisition of Omni in December of 2014. The increase in our average total deposits during 2014 was primarily the result of an increase in deposits from municipalities and to a lesser extent, deposit growth due to branch expansion, and continued market penetration.
At December 31, 2015, total brokered CDs were $85.3 million compared to $23.4 million at December 31, 2014. This represented an increase of $61.8 million, or 264.0%, from 2014. Total brokered CDs decreased $31.0 million, or 56.9%, in 2014 from $54.4 million at December 31, 2013.  At December 31, 2015, approximately $64.6 million of our brokered CDs were non-callable with maturities of five to thirteen months. The remaining $20.7 million were long-term CDs that mature within five years and have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2015, brokered CDs represented 2.5% of deposits compared to 0.8% of deposits at December 31, 2014 and 2.2% at December 31, 2013.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $384.7 million, an increase of $320.5 million, or 499.6%, for the year ended December 31, 2015 when compared to the same period in 2014.  Average short-term interest bearing liabilities increased primarily to fund the increase in loans and securities, and advances acquired in the acquisition of Omni in the fourth quarter of 2014. For the year ended December 31, 2014, the decrease was $133.3 million, or 67.5%, to $64.2 million when compared to the same period in 2013. Interest expense associated with short-term interest bearing liabilities increased $626,000, or 100.3%, while the average rate paid decreased 65 basis points to 0.32% for the year ended December 31, 2015, when compared to 0.97% for the same period in 2014.  Interest expense associated with short-term interest bearing liabilities decreased $1.3 million, or 66.7%, while the average rate paid increased two basis points to 0.97% for the year ended December 31, 2014, when compared to 0.95% for the same period in 2013.  The increase in the interest expense during 2015 was due to the increase in the average balance and was partially offset by a decrease in the average rate paid. The decrease in the interest expense during 2014 was due to the decrease in the average balance which more than offset the increase in the average rate paid.
Average long-term interest bearing liabilities, consisting of FHLB advances, increased $43.3 million, or 8.7%, during the year ended December 31, 2015, to $540.6 million as compared to $497.3 million at December 31, 2014, primarily to fund the increase in loans and securities.  Average long-term interest bearing liabilities increased $61.4 million, or 14.1%, during the year ended December 31, 2014, from $435.9 million at December 31, 2013.  Interest expense associated with long-term FHLB advances increased $32,000, or 0.5%, while the average rate paid decreased 11 basis points to 1.29% for the year ended December 31, 2015 when compared to 1.40% for the same period in 2014.  The increase in interest expense was due to the increase in the average balance which more than offset the decrease in the average rate paid. Interest expense associated with long-term FHLB advances increased $490,000, or 7.6%, while the average rate paid decreased eight basis points to 1.40% for the year ended December 31, 2014 when compared to 1.48% for the same period in 2013.  The increase in interest expense was due to the increase in the average balance which more than offset the decrease in the average rate paid. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the years ended December 31, 2015, 2014, and 2013.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points. The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES

The following table presents average balance sheet amounts and average yields/rates for the years ended December 31, 2015, 2014 and 2013.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES (dollars in thousands) Years Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate
ASSETS
INTEREST EARNING ASSETS:
Loans(1)(2)	$2,224,401	$100,471	4.52%	$1,420,802	$74,450	5.24%	$1,296,440	$76,728	5.92%
Loans Held For Sale	3,439	155	4.51%	11,012	47	0.43%	1,137	38	3.34%
Securities:
Inv. Sec. (Taxable)(4)	75,977	1,587	2.09%	33,168	615	1.85%	47,914	799	1.67%
Inv. Sec. (Tax Exempt)(3)(4)	637,333	34,981	5.49%	659,219	36,263	5.50%	678,000	37,310	5.50%
Mortgage-backed Sec.(4)	1,432,087	33,661	2.35%	1,056,095	28,207	2.67%	1,072,601	20,085	1.87%
Total Securities	2,145,397	70,229	3.27%	1,748,482	65,085	3.72%	1,798,515	58,194	3.24%
FHLB stock and other investments, at cost	46,584	298	0.64%	28,684	181	0.63%	31,378	182	0.58%
Interest Earning Deposits	39,533	101	0.26%	54,853	139	0.25%	55,127	143	0.26%
Total Interest Earning Assets	4,459,354	171,254	3.84%	3,263,833	139,902	4.29%	3,182,597	135,285	4.25%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	52,400			43,342			44,013
Bank Premises and Equipment	110,704			55,680			50,766
Other Assets	265,851			133,641			120,725
Less: Allowance for Loan Losses	(16,621)			(17,177)			(19,007)
Total Assets	$4,871,688			$3,479,319			$3,379,094

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $4,209, $3,899 and $3,856 for the years ended December 31, 2015, 2014, and 2013, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $12,513, $12,225 and $11,827 for the years ended December 31, 2015, 2014, and 2013, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2015, 2014 and 2013, loans totaling $20,526, $4,096 and $8,088, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES (dollars in thousands) Years Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$232,385	$233	0.10%	$121,453	$136	0.11%	$108,097	$142	0.13%
Time Deposits	845,882	5,512	0.65%	610,178	4,287	0.70%	640,608	4,700	0.73%
Interest Bearing Demand Deposits	1,648,416	4,417	0.27%	1,231,711	3,530	0.29%	1,081,475	3,337	0.31%
Total Interest Bearing Deposits	2,726,683	10,162	0.37%	1,963,342	7,953	0.41%	1,830,180	8,179	0.45%
Short-term Interest Bearing Liabilities	384,694	1,250	0.32%	64,160	624	0.97%	197,506	1,875	0.95%
Long-term Interest Bearing Liabilities-FHLB Dallas	540,600	6,987	1.29%	497,296	6,955	1.40%	435,941	6,465	1.48%
Long-term Debt (5)	60,311	1,455	2.41%	60,311	1,424	2.36%	60,311	1,449	2.40%
Total Interest Bearing Liabilities	3,712,288	19,854	0.53%	2,585,109	16,956	0.66%	2,523,938	17,968	0.71%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	679,346			576,770			560,762
Other Liabilities	41,627			29,672			44,685
Total Liabilities	4,433,261			3,191,551			3,129,385
SHAREHOLDERS’ EQUITY	438,427			287,768			249,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,871,688			$3,479,319			$3,379,094
NET INTEREST INCOME		$151,400			$122,946			$117,317
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.40%			3.77%			3.69%
NET INTEREST SPREAD			3.31%			3.63%			3.54%

(5)	Represents issuance of junior subordinated debentures.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields/rates (in thousands):

	Years Ended December 31, 2015 Compared to 2014
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$37,437	$(11,416)	$26,021
Loans Held For Sale	(53)	161	108
Investment Securities (Taxable)	885	87	972
Investment Securities (Tax Exempt) (1)	(1,201)	(81)	(1,282)
Mortgage-backed Securities	9,141	(3,687)	5,454
FHLB stock and other investments	114	3	117
Interest Earning Deposits	(39)	1	(38)
Total Interest Income	46,284	(14,932)	31,352
INTEREST EXPENSE:
Savings Deposits	113	(16)	97
Time Deposits	1,555	(330)	1,225
Interest Bearing Demand Deposits	1,129	(242)	887
Short-term Interest Bearing Liabilities	1,286	(660)	626
Long-term FHLB Advances	581	(549)	32
Long-term Debt	—	31	31
Total Interest Expense	4,664	(1,766)	2,898
Net Interest Income	$41,620	$(13,166)	$28,454

	Years Ended December 31, 2014 Compared to 2013
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$6,976	$(9,254)	$(2,278)
Loans Held For Sale	68	(59)	9
Investment Securities (Taxable)	(266)	82	(184)
Investment Securities (Tax Exempt) (1)	(1,033)	(14)	(1,047)
Mortgage-backed Securities	(314)	8,436	8,122
FHLB stock and other investments	(16)	15	(1)
Interest Earning Deposits	(1)	(3)	(4)
Total Interest Income	5,414	(797)	4,617
INTEREST EXPENSE:
Savings Deposits	16	(22)	(6)
Time Deposits	(218)	(195)	(413)
Interest Bearing Demand Deposits	442	(249)	193
Short-term Interest Bearing Liabilities	(1,296)	45	(1,251)
Long-term FHLB Advances	873	(383)	490
Long-term Debt	—	(25)	(25)
Total Interest Expense	(183)	(829)	(1,012)
Net Interest Income	$5,597	$32	$5,629

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.
Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.

Non-GAAP Financial Measures - Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 35% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 2 and 3 to the Average Balances with Average Yields and Rates tables under Results of Operations.

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
PROVISION FOR LOAN LOSSES
The provision for loan losses for the year ended December 31, 2015 decreased to $8.3 million compared to $14.9 million for the year ended December 31, 2014 and $8.9 million for the year ended December 31, 2013.  For the year ended December 31, 2015, net loan charge-offs decreased $18.6 million, to $1.9 million when compared to $20.5 million for the same period in 2014 and increased $9.9 million during 2014 from $10.6 million for the same period in 2013. Nonperforming assets to total assets increased to 0.63% at December 31, 2015 from 0.26% at December 31, 2014 primarily due to the downgrade of one large commercial borrowing relationship to impaired status during the first quarter of 2015 and the restructure of a large PCI commercial loan during the third quarter of 2015. During 2014, our asset quality improved as reflected in the decrease in the nonperforming assets to total assets ratio to 0.26% at December 31, 2014 from 0.39% at December 31, 2013. This decrease was primarily due to the sale of subprime automobile loans purchased by SFG during the fourth quarter of 2014 and increases in the loan categories that have historically had lower levels of charge-offs and nonperforming assets, primarily the real estate and municipal loan categories.
The decrease in net charge-offs for 2015 was a result of a decrease in total charge-offs of $18.2 million, along with an increase in total recoveries of $416,000.  Net charge-offs for loans to individuals decreased 91.4%, to $1.8 million for the year ended December 31, 2015 compared to the same period in 2014. This decrease was due to charge-offs on SFG loans and the write down of the SFG loans to fair value in connection with the sale of the SFG subprime automobile loans during the year ended December 31, 2014. Net charge-offs for commercial loans increased $288,000, resulting in net charge-offs of $183,000 for the year ended December 31, 2015, compared to net recoveries of $105,000 for the same period in 2014. For the year ended December 31, 2015, we experienced net recoveries in all of our real estate loan categories. Net recoveries of construction loans increased $41,000 to $183,000, and net recoveries of commercial real estate loans increased $77,000 to $85,000 for the year ended December 31, 2015 compared to the same period in 2014. Net recoveries for 1-4 family residential loans decreased slightly, resulting in net recoveries of $57,000 for the year ended December 31, 2015, compared to $59,000 for the year ended December 31, 2014.
The increase in net charge-offs for 2014 was a result of an increase in total charge-offs of $9.0 million and a decrease in total recoveries of $947,000.  Net charge-offs for loans to individuals increased 99.8%, to $20.8 million for the year ended December 31, 2014 compared to the same period in 2013. This increase was due to an increase in charge-offs on SFG loans and a write down of the SFG loans to fair value in connection with the sale of the subprime automobile loans. Net charge-offs for 1-4 family residential loans decreased $287,000, resulting in net recoveries of $59,000 for the year ended December 31, 2014 compared to the same period in 2013. Net charge-offs for commercial loans decreased $384,000, resulting in net recoveries of $105,000. Net recoveries of construction loans increased $65,000 to $142,000 and net recoveries of commercial real estate loans decreased $264,000, to $8,000 for the year ended December 31, 2014 compared to the same period in 2013.
As of December 31, 2015, and 2014, our reviews of the loan portfolio indicated that loan loss allowances of $19.7 million and $13.3 million, respectively, were appropriate to cover probable losses in the portfolio.

NONINTEREST INCOME
Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived and gives totals for these accounts for the year ended December 31, 2015 and the comparable years ended December 31, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Deposit services	$20,112	$15,280	$15,560
Net gain on sale of securities available for sale	3,660	2,830	8,472
Impairment of investment in SFG Finance, LLC	—	(2,755)	—
Gain on sale of loans	2,082	323	770
Trust income	3,419	3,145	3,024
Bank owned life insurance income	2,623	1,334	3,122
Brokerage services	2,206	1,308	1,157
Other	3,793	3,024	3,140
Total noninterest income	$37,895	$24,489	$35,245
Total noninterest income for the year ended December 31, 2015 increased 54.7%, or $13.4 million, compared to 2014 and decreased 30.5%, or $10.8 million, during the year ended December 31, 2014, when compared to the same period in 2013.  The increase in noninterest income for the year ended December 31, 2015 when compared to the same period in 2014 was due to an increase in all of the categories included in the table above, as well as mortgage servicing fee income, included in other income, primarily as a result of the acquisition of Omni in December 2014. The decrease in noninterest income during 2014 compared to 2013 was primarily due to a $5.6 million decrease in the net gain on sale of AFS securities and a $2.8 million impairment of equity related to the sale of the loans purchased by SFG and the repossessed assets.
During the year ended December 31, 2015, we pro-actively managed the investment portfolio and adjusted the securities acquired in the Omni acquisition to meet our investment objectives. We primarily sold U.S. Agency MBS, CMBS, CMOs, municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $3.7 million compared to $2.8 million and $8.5 million for the same periods in 2014 and 2013, respectively. The fair value of the AFS securities portfolio at December 31, 2015 was $1.46 billion with a net unrealized gain on that date of $8.5 million. The net unrealized gain is comprised of $18.0 million in unrealized gains and $9.5 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2015 was $799.8 million with a net unrealized gain on that date of $6.6 million.  The net unrealized gain is comprised of $25.3 million in unrealized gains and $18.7 million in unrealized losses. During the quarter ended December 31, 2015, the size of the securities portfolio increased due primarily to an increase in U.S. Treasury securities and CMBS which was partially offset by a decrease in municipal securities as a result of sales. The U.S. Treasury securities and CMBS purchased were longer duration bonds purchased due to the increase in long-term interest rates during the fourth quarter. There can be no assurance that the level of security gains reported during the year ended December 31, 2015, will continue in future periods.
During both of the years ended December 31, 2014 and 2013, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile MBS and replaced them with primarily shorter duration municipal securities. The sale of these securities resulted in a net gain on the sale of AFS securities of $2.8 million and $8.5 million, respectively.
We recorded an impairment charge of $2.8 million on our investment in SFG in the year ended December 31, 2014. The impairment occurred as a result of our decision to sell the SFG purchased automobile loans and the associated write down to fair market value and transfer to loans held for sale of $74.8 million.
Deposit services income increased $4.8 million, or 31.6%, for the year ended December 31, 2015, as compared to the same period in 2014 and decreased $280,000, or 1.8%, for the year ended December 31, 2014, as compared to the same period in 2013. The increase in 2015 was due primarily to an increase in ATM and debit card income as well as service charges on deposit accounts and NSF and overdraft income primarily as a result of the acquisition of Omni.
Gain on sale of loans increased $1.8 million, or 544.6%, for the year ended December 31, 2015, when compared to the same period in 2014 due to an increase in the volume of loans sold and the related servicing release and secondary market fees primarily as a result of the acquisition of Omni.  Gain on sale of loans decreased $447,000, or 58.1%, for the year ended December 31, 2014, when compared to the same period in 2013.  This decrease was primarily a result of a decrease in the volume of loans sold and the related servicing release and secondary market fees.  The decrease in loans sold was due to a greater emphasis on retaining loans for our own portfolio and the overall reduction in mortgage refinancing during 2014.
Bank owned life insurance (“BOLI”) income increased $1.3 million, or 96.6%, for the year ended December 31, 2015, when compared to the same period in 2014 due to the addition of approximately $45.0 million in BOLI acquired in the acquisition of Omni in the fourth quarter of 2014. BOLI income decreased $1.8 million, or 57.3%, for the year ended December 31, 2014, when compared to the same period in 2013 primarily as a result of two death benefits received, one for a retired covered officer and one for an active covered officer in 2013.
Brokerage services income increased $898,000, or 68.7% , for the year ended December 31, 2015, when compared to the same period in 2014 primarily as a result of the acquisition of Omni. Brokerage services income increased $151,000, or 13.1%, for the year ended December 31, 2014 when compared to the same period in 2013 due to growth in client base.
Other income increased $769,000, or 25.4%, for the year ended December 31, 2015 compared to the same period in 2014, primarily due to an increase in mortgage servicing fee income.

NONINTEREST EXPENSE
The following table lists the accounts which comprise noninterest expense for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Salaries and employee benefits	$67,221	$60,821	$52,054
Occupancy expense	12,883	7,259	7,539
Advertising, travel & entertainment	2,708	2,219	2,642
ATM and debit card expense	3,132	1,331	1,328
Professional fees	3,877	7,827	2,782
Software and data processing expense	3,858	4,629	2,018
Telephone and communications	1,978	1,222	1,529
FDIC insurance	2,510	1,765	1,713
FHLB prepayment fees	—	539	1,048
Other	14,787	10,092	9,060
Total noninterest expense	$112,954	$97,704	$81,713
Noninterest expense for the year ended December 31, 2015 increased $15.3 million, or 15.6%, when compared to the year ended December 31, 2014 and increased $16.0 million, or 19.6% for the year ended December 31, 2014, when compared to the year ended December 31, 2013.
Salaries and employee benefits expense increased $6.4 million, or 10.5%, during the year ended December 31, 2015, when compared to the same period in 2014 and increased $8.8 million, or 16.8%, during the year ended December 31, 2014, when compared to the same period in 2013. The increase in 2015 was primarily the result of increases in direct salary expense, retirement expense and health insurance expense. The increase in 2014 was due to the $8.9 million of post combination expense for the acceleration of unvested Omni stock options and restricted stock related to the acquisition of Omni in addition to $150,000 in a one time payment to certain Omni officers, all included in salaries and employee benefits.
Direct salary expense and payroll taxes increased $11.0 million, or 24.4%, for the year ended December 31, 2015, when compared to the same period in 2014 and increased $2.3 million, or 5.5%, for the year ended December 31, 2014, when compared to the same period in 2013. The increase in direct salary expense for 2015 was primarily due to non-recurring salary payments, severance, and stay pay of $4.1 million for the year ended December 31, 2015, as well as additional employees added associated with the acquisition of Omni, and to a lesser extent, normal salary increases effective in the first quarter of 2015. This increase was partially offset by the decrease in salary expense related to the dissolution of SFG.
Retirement expense, included in salary and benefits, increased $2.8 million, or 136.2%, for the year ended December 31, 2015, when compared to the same period in 2014 and decreased $3.0 million, or 59.8%, for the year ended December 31, 2014, when compared to the same period in 2013. The increase for 2015 was primarily related to the increase in the defined benefit and restoration plans, and to a lesser extent, we experienced increases in our deferred compensation plan expense, 401(k) plan expense and split dollar plan expense.  The defined benefit and restoration plan expense increased primarily due to the unfunded status of the plan and the decrease in the discount rate to 4.14% for 2015 compared to 5.06% for 2014. The decrease for 2014 was primarily due to the increase in the discount rate to 5.06% for 2014 compared to 4.08% for 2013.  The assumed long-term rate of return was 7.25% for years 2013 through 2015. We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decrease, the cost and funding required for the retirement plan could increase.
Health and life insurance expense, included in salary and benefits, increased $1.5 million, or 30.7%, for the year ended December 31, 2015, when compared to the same period in 2014 due to increased health claims expense and plan administrative cost for the comparable period of time as well as the acquisition of Omni in the fourth quarter of 2014. Health and life insurance expense increased $604,000, or 14.4%, for the year ended December 31, 2014, when compared to the same period in 2013 due to increased health claims expense and plan administrative cost during 2014. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2016.

Occupancy expense increased $5.6 million, or 77.5%,for the year ended December 31, 2015, when compared to the same period in 2014, due to the addition of 14 branches resulting from the acquisition of Omni in the fourth quarter of 2014, while partially offset by a decrease in expenses related to our dissolution of SFG.
Advertising, travel and entertainment increased $489,000, or 22.0%, for the year ended December 31, 2015, when compared to the same period in 2014 and decreased $423,000, or 16.0%, for the year ended December 31, 2014, when compared to the same period in 2013. The increase in 2015 was due to the expenses related to the acquisition of Omni. The decrease in 2014 was primarily a result of decreased travel expenses related to SFG.
ATM and debit card expense increased $1.8 million, or 135.3%, for the year ended December 31, 2015, when compared to the same period in 2014 due primarily to the addition of 21 ATMs associated with the acquisition of Omni.
Professional fees decreased $4.0 million, or 50.5%, for the year ended December 31, 2015, compared to the same period in 2014.   Professional fees increased $5.0 million, or 181.3%, for year ended December 31, 2014, compared to the same period in 2013.  The decrease during 2015 was due to an increased level during 2014 of legal and accounting fees associated with the Omni acquisition.
Software and data processing expense decreased $771,000, or 16.7%, for the year ended December 31, 2015, as compared to the same period in 2014 and increased $2.6 million, or 129.4%, for the year ended December 31, 2014, as compared to the same period in 2013. The decrease in 2015 was due primarily to expense associated with the software contracts canceled related to the acquisition of Omni during the fourth quarter of 2014.
Telephone and communications increased $756,000, or 61.9%, for the year ended December 31, 2015, as compared to the same period in 2014 and decreased $307,000, or 20.1%, for the year ended December 31, 2014, as compared to the same period in 2013. The increase in 2015 was primarily due to the addition of 14 branches associated with the acquisition of Omni while partially offset by a decrease related to our dissolution of SFG. The decrease during 2014 was due to continued savings from renegotiated contracts.
FDIC insurance increased $745,000, or 42.2%, for the year ended December 31, 2015, as compared to the same period in 2014 due to an increase in the total assessment base which is average consolidated total assets less average tangible equity, which resulted primarily due to the acquisition of Omni.
FHLB prepayment fees decreased $509,000, or 48.6%, for the year ended December 31, 2014, as compared to the same period in 2014 as a result of the prepayment of FHLB advances of $39.2 million during 2014. FHLB prepayment fees were $1.0 million for the year ended December 31, 2013 as a result of the prepayment of FHLB advances of $94.3 million. There were no FHLB prepayment fees paid in 2015.
Other expenses increased $4.7 million, or 46.5%, for the year ended December 31, 2015, as compared to the same period in 2014 and $1.0 million, or 11.4%, for the year ended December 31, 2014, as compared to the same period in 2013. The increase in 2015 was primarily due to increases in amortization expense related to the core deposit intangible, losses associated with check cards, losses on other real estate owned (“OREO”), the retirement of assets in the dissolution of SFG and closures of branch locations, brokerage services expense, increases in online mobile banking expenses, supplies expense and equipment expense related to the acquisition of Omni. The increase in 2014 was primarily due to a reserve established associated with the sale of the SFG subprime automobile loans, and other expenses related to overall growth.
INCOME TAXES
Pre-tax income for the year ended December 31, 2015 was $51.3 million compared to $18.7 million for the year ended December 31, 2014, and $46.3 million for the year ended December 31, 2013.
Income tax expense was $7.3 million for the year ended December 31, 2015 and represented an increase of $9.4 million, or 436.4%, when compared to the year ended December 31, 2014, and decreased $7.3 million, or 142.5%, to an income tax benefit of $2.2 million for the year ended December 31, 2014, when compared to the year ended December 31, 2013.  The effective tax rate as a percentage of pre-tax income was 14.2% in 2015, as compared to an effective benefit rate of 11.6% in 2014 and effective tax rate of 11.0% in 2013.  The increase in the income tax expense and effective tax rate for the year ended December 31, 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same period in 2014. The decrease in the income tax expense and effective tax rate for the year ended December 31, 2014 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the prior year primarily due to the significant increase in our average tax-exempt securities portfolio for 2014 as compared to 2013. The net deferred tax asset totaled $19.9 million at December 31, 2015 as compared to $12.7 million in 2014. No valuation allowance for deferred tax assets was recorded at December 31, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Prior to the sale of SFG during the fourth quarter of 2014, we purchased portfolios of automobile loans from a variety of lenders throughout the United States. These were high yield loans representing existing subprime automobile loans with payment histories that were collateralized by new and used automobiles.

Total loans as of December 31, 2015 increased $250.6 million, or 11.5%, and the average loan balance outstanding for the year increased $803.6 million, or 56.6%, when compared to 2014. The increase in total loans is primarily a result of increased origination activity primarily in the Austin and Dallas-Fort Worth markets.

Construction loans increased $170.4 million, or 63.6%, from December 31, 2014 to December 31, 2015 and commercial real estate loans increased $167.0 million, or 35.7%, respectively. Municipal loans as of December 31, 2015 increased $30.6 million, or 11.9%, from December 31, 2014. Commercial loans increased $16.1 million, or 7.1%, from December 31, 2014 to December 31, 2015. 1-4 family residential loans decreased $35.5 million, or 5.1%, from December 31, 2014 to December 31, 2015.  Loans to individuals decreased $98.0 million, or 36.3%, from December 31, 2014 to December 31, 2015.

The increase in construction loans, commercial loans and commercial real estate loans was primarily due to the growth in our Austin and Dallas-Fort Worth markets. In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic communities we serve, which assists in mitigating this concentration. The decrease in 1-4 family residential loans was due primarily to payoffs in excess of originations, and the decrease in loans to individuals reflects the continued roll-off of the indirect automobile loan portfolio in connection with the dissolution of SFG.

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

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2015, was approximately $104.1 million.  Our largest loan relationship at December 31, 2015 was approximately $37.1 million.

The average yield on loans for the year ended December 31, 2015, decreased to 4.52% from 5.24% for the year ended December 31, 2014.  This decrease was reflective of the sale of the higher yielding SFG subprime automobile loans and to a lesser extent the overall lower interest rate environment during 2015 and the lower rates associated with the new loans added and repriced during 2015.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2015	2014	2013	2012	2011
Real Estate Loans:
Construction	$438,247	$267,830	$125,219	$113,744	$111,361
1-4 Family Residential	655,410	690,895	390,499	368,845	247,479
Commercial	635,210	468,171	262,536	236,760	206,519
Commercial Loans	242,527	226,460	157,655	160,058	143,552
Municipal Loans	288,115	257,492	245,550	220,947	207,261
Loans to Individuals	172,244	270,285	169,814	162,623	171,058
Total Loans	$2,431,753	$2,181,133	$1,351,273	$1,262,977	$1,087,230
For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.
REAL ESTATE LOANS
Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2015, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $1.73 billion in real estate loans, $655.4 million, or 37.9%, represent loans collateralized by residential dwellings that are primarily owner-occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.   Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.
We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.
Real estate loans are divided into 1-4 Family Residential Loans, Construction Loans and Commercial.  Commercial real estate consists of $583.4 million of commercial real estate loans, $46.8 million of loans secured by multi-family properties and $5.0 million of loans secured by farm land.  Commercial Real Estate loans are discussed in more detail below.
1-4 Family Residential Loans
Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences.  Substantially all of our 1-4 family residential originations are secured by properties located in or near our market areas.  Historically, we have originated a portion of our residential loans for sale into the secondary market.  These loans are reflected on the balance sheet as loans held for sale.  These secondary market investors, other than FNMA, typically pay us a service release premium in addition to a predetermined price based on the interest rate of the loan originated.  We retain liabilities related to early prepayments, defaults, failure to adhere to origination and processing guidelines and other issues.  We have internal controls in place to mitigate many of these liabilities and historically our realized liability has been extremely low.  In addition, many of the retained liabilities expire one year from the date a loan is sold.  We warehouse these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.
Our 1-4 family residential loans generally have maturities ranging from five to 30 years.  These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan . Our 1-4 family residential loans are made at both fixed and adjustable interest rates.
We review information concerning the income, financial condition, employment and credit history when evaluating the creditworthiness of the applicant.

We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2015, these loans totaled $101.0 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Construction Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve.  Several of our construction loans will be owner-occupied.  Construction loans for non-owner occupied projects are financed, but these typically have cash flows from executed leased tenants, secondary sources of repayment and in some cases, additional collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by commercial office buildings, retail, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
MUNICIPAL LOANS
We have a specific lending department that makes loans to municipalities and school districts primarily throughout the state of Texas.  Municipal loans outside the state of Texas have been limited to adjoining states. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2015 increased $30.6 million when compared to 2014. At December 31, 2015, we had total loans to municipalities and school districts of $288.1 million.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles.  At December 31, 2015, these types of loans accounted for approximately $120.1 million, or 69.7%, of total loans to individuals. The indirect automobile portfolio acquired from Omni continued to pay down during 2015 to $79.1 million at December 31, 2015, when compared to $152.8 million for the same period in 2014. We intend to let this portfolio fully liquidate.
During the fourth quarter of 2014, we closed on the sale of all of our subprime automobile loans purchased through SFG, as well as the repossessed assets held by SFG.  As a result, the carrying amount of SFG loans totaling $70.3 million were sold and were therefore not included in our loan portfolio as of December 31, 2014. There were no subsequent loan pool purchases through SFG from December 2014 until the time it was dissolved in April 2015.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2015, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years
	(in thousands)
Real Estate Loans – Construction	$149,114	$243,285	$45,848
Commercial Loans	131,288	86,783	24,456
Municipal Loans	28,042	87,411	172,662
Total	$308,444	$417,479	$242,966

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$329,067
	Interest Rates are Floating or Adjustable	$331,378

(1) The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.  Nonaccrual loans totaling $14.4 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2015, 2014 and 2013, these loans totaled $8.1 million, $7.1 million and $5.5 million, respectively.  These loans represented 1.8%, 1.7%, and 2.1% of shareholders' equity as of December 31, 2015, 2014 and 2013, respectively.
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses was $19.7 million at December 31, 2015, or 0.8% of loans, an increase of $6.4 million, or 48.5%, compared to $13.3 million at December 31, 2014.  The increase in the allowance for loan losses is due primarily to additional provision associated with loan growth and impaired loans. Loans increased during 2015 as a result of increased origination activity primarily in the Austin and Dallas-Fort Worth markets.

The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge- off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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

As of December 31, 2015, our review of the loan portfolio indicated that a loan loss allowance of $19.7 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes detailed in the table below.  In addition, the following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2015	2014	2013	2012	2011
Average Net Loans Outstanding	$2,224,401	$1,420,802	$1,296,440	$1,180,095	$1,054,882
Balance of Allowance for Loan Losses at Beginning of Period	$13,292	$18,877	$20,585	$18,540	$20,711
Loan Charge-Offs:
Real Estate-Construction	(24)	(14)	—	(41)	(46)
Real Estate-1-4 Family Residential	(58)	(22)	(319)	(239)	(675)
Real Estate-Commercial	—	—	(67)	(159)	(271)
Commercial Loans	(336)	(66)	(512)	(402)	(1,254)
Municipal Loans	(249)	—	—	—	—
Loans to Individuals	(3,688)	(22,461)	(12,676)	(10,188)	(10,231)
Total Loan Charge-Offs	(4,355)	(22,563)	(13,574)	(11,029)	(12,477)
Recovery of Loans Previously Charged-off:
Real Estate-Construction	207	156	77	121	61
Real Estate-1-4 Family Residential	115	81	91	172	98
Real Estate-Commercial	85	8	339	6	275
Commercial Loans	153	171	233	312	449
Loans to Individuals	1,896	1,624	2,247	1,727	1,927
Total Recovery of Loans Previously Charged-Off	2,456	2,040	2,987	2,338	2,810
Net Loan Charge-Offs	(1,899)	(20,523)	(10,587)	(8,691)	(9,667)
Provision for Loan Losses	8,343	14,938	8,879	10,736	7,496
Balance of Allowance for Loan Losses at End of Period	$19,736	$13,292	$18,877	$20,585	$18,540
Net Charge-Offs to Average Net Loans Outstanding	0.09%	1.44%	0.82%	0.74%	0.92%
Allowance for Loan Losses to Nonaccruing Loans	96.15	324.51	233.40	199.58	180.02
Allowance for Loan Losses to Nonperforming Assets	60.76	108.27	138.74	139.87	140.58
Allowance for Loan Losses to Total Loans	0.81	0.61	1.40	1.63	1.71

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate
Construction	$4,350	18.0%	$2,456	12.3%	$2,142	9.3%	$2,355	9.0%	$2,620	10.2%
1-4 Family Residential	2,595	27.0%	2,822	31.6%	3,277	28.9%	3,545	29.2%	1,957	22.8%
Commercial	4,577	26.1%	3,025	21.5%	2,572	19.4%	2,290	18.7%	3,051	19.0%
Commercial Loans	6,596	10.0%	3,279	10.4%	1,970	11.7%	3,158	12.7%	2,877	13.2%
Municipal Loans	725	11.8%	716	11.8%	668	18.2%	633	17.5%	619	19.1%
Loans to Individuals	893	7.1%	994	12.4%	8,248	12.5%	7,373	12.9%	6,244	15.7%
Other	—	0.0%	—	0.0%	—	0.0%	1,231	0.0%	1,172	0.0%
Ending Balance	$19,736	100.0%	$13,292	100.0%	$18,877	100.0%	$20,585	100.0%	$18,540	100.0%

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

Total nonperforming assets at December 31, 2015 were $32.5 million representing an increase of $20.2 million, or 164.6%, from $12.3 million at December 31, 2014.  From December 31, 2014 to December 31, 2015, nonaccrual loans increased $16.4 million, or 401.1%, to $20.5 million.  Of this total, 67.7% are commercial loans, 13.7% are commercial real estate loans, 9.0% are residential real estate loans, 7.1% are loans to individuals and 2.5% are construction loans.  OREO decreased $1.0 million, or 57.2%, to $744,000 from December 31, 2014 to December 31, 2015.  We are actively marketing all properties and none are being held for investment purposes.  Restructured loans increased $5.3 million, or 89.7%, to $11.1 million.  Repossessed assets decreased $501,000, or 88.7%, to $64,000 at December 31, 2015 from $565,000 at December 31, 2014. Included in total nonperforming assets are $26.7 million of loans classified as troubled debt restructurings at December 31, 2015 and $7.2 million at December 31, 2014.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS Years Ended December 31,
	2015	2014 (1)	2013	2012	2011
Accruing Loans Past Due More Than 90 Days:
Loans to Individuals	$3	$4	$3	$15	$5
	3	4	3	15	5
Loans on Nonaccrual:
Real Estate	5,171	3,408	3,506	5,774	7,037
Loans to Individuals	1,459	272	3,520	2,728	1,909
Commercial	13,896	416	1,062	1,812	1,353
	20,526	4,096	8,088	10,314	10,299
Restructured Loans:
Real Estate	3,045	4,542	2,399	2,135	762
Loans to Individuals	60	38	423	632	1,206
Commercial	7,401	595	307	231	141
Municipal	637	699	759	—	—
	11,143	5,874	3,888	2,998	2,109

Total Nonperforming Loans	31,672	9,974	11,979	13,327	12,413
Other Real Estate Owned	744	1,738	726	686	453
Repossessed Assets	64	565	901	704	322
Total Nonperforming Assets	$32,480	$12,277	$13,606	$14,717	$13,188
Nonperforming Assets to Total Assets	0.63%	0.26%	0.39%	0.45%	0.40%
Nonperforming Assets to Total Loans	1.34	0.56	1.01	1.17	1.21
Nonaccrual Loans to Total Loans	0.84	0.19	0.60	0.82	0.95

(1)	Excludes purchased credit impaired loans measured at fair value at acquisition of Omni.

Nonperforming assets at December 31, 2015, as a percentage of total assets increased to 0.63% from the previous year and as a percentage of loans increased to 1.34%. Nonperforming assets increased primarily due to the downgrade of one large commercial borrowing relationship to impaired status during the first quarter of 2015 and the restructure of a large purchase credit impaired commercial loan during the third quarter of 2015. Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2015, we had $29.4 million in potential problem loans that were graded as substandard accruing, of which none are included in any one of the non-accrual, restructured or 90 days past due loan categories.

In the fourth quarter of 2015, various public reports surfaced raising our concern regarding a borrower with a commercial loan outstanding of $8.7 million at December 31, 2015. These reports included, but were not limited to, information filed with the SEC by the borrower disclosing that it is the subject of an ongoing investigation by the SEC and that its auditor had informed them that it would not stand for reappointment; although no disagreements were cited between the borrower and its auditors. Further, on February 18, 2016, we learned, through published news reports, that the Federal Bureau of Investigation served a search warrant at the borrower's offices in connection with a law enforcement investigation of the borrower. Subsequent to this news, the borrower experienced a significant sell-off in its publicly traded stock and trading was halted in that stock.

The loan is secured by assignment of promissory notes payable to the borrower and secured by first liens on newly constructed residential property made by two residential developers. At the time of this filing, we have received approximately $2.4 million in payments since December 31, 2015 and the outstanding balance of the loan is $6.3 million. We currently believe the borrower will pay all balances due according to the contractual terms of the loan based on the repayment performance to date and the security provided by the underlying collateral. Based on currently available information, the loan is not considered to be impaired and is reported in the substandard category. The loan is considered in our allowance for loan losses per our methodology for substandard accruing loans.

Prior to 2014, the restructured loans to individuals referred to in the preceding table are primarily SFG loans which have had payment extensions or whose maturity has extended due to late payments on the contract.  Those loans continued to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

	December 31, 2015
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$6,895	$174	$6,721
Commercial Loans	21,385	4,599	16,786
Municipal Loans	637	13	624
Loans to Individuals	257	105	152
Total (1)	$29,174	$4,891	$24,283

(1) Includes $8.0 million of PCI loans that experienced deteriorations in credit quality subsequent to the acquisition date.

	December 31, 2014
	Total	Valuation Allowance	Carrying Value
Real Estate Loans	$7,920	$177	$7,743
Commercial Loans	1,011	242	769
Municipal Loans	699	14	685
Loans to Individuals	310	103	207
Total (1)	$9,940	$536	$9,404

(1) PCI loans are excluded from this table as there was no evidence of further deterioration in credit quality as of December 31, 2014 that would indicate it was probable that our recorded investment in these loans would not be recoverable.

At December 31, 2015 and 2014, there were no impaired loans without a valuation allowance.

For the years ended December 31, 2015 and 2014, the average recorded investment in impaired loans was approximately $23.6 million and $11.0 million, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $1.2 million, $365,000 and $642,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $2.0 million for the year ended December 31, 2015, $663,000 for the year ended December 31, 2014 and $1.3 million for the year ended December 31, 2013.

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
Premiums are amortized and discounts are accreted to maturity, or in the case of MBS, over the estimated life of the security, using the level yield interest method.  Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recognized on the trade date and are determined using the specific identification method.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and are assessed for other-than-temporary impairment.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2015, the combined investment securities, MBS, FHLB stock and other investments portfolio as a percentage of total assets was 44.6% compared to loans, which were 47.1% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
The following tables set forth the carrying amount of investment securities and MBS at December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
Available for Sale:	2015	2014	2013
Investment Securities:
U.S. Treasury	$103,587	$14,906	$—
U.S. Government Agency Debentures	—	4,828	10,129
State and Political Subdivisions	244,246	267,684	314,074
Other Stocks and Bonds	12,790	13,239	13,226
Other Equity Securities	6,016	6,049	—
Mortgage-backed Securities: (1)
Residential	588,502	964,298	772,085
Commercial	505,351	177,704	68,173
Total	$1,460,492	$1,448,708	$1,177,687

	December 31,
Held to Maturity:	2015	2014	2013
Investment Securities:
State and Political Subdivisions	$385,496	$388,823	$391,552
Mortgage-backed Securities: (1)
Residential	31,379	52,217	74,030
Commercial	367,421	201,279	201,539
Total	$784,296	$642,319	$667,121

 (1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, CMOs and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2015, all of our MBS were collateralized by U.S. Government agencies or GSEs.
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
Our MBS include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs.  CMOs and REMICs (collectively CMOs) were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities which are insured or guaranteed by Fannie Mae, Freddie Mac or GNMA.  In contrast to pass-through MBS, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.
Like most fixed income securities, MBS are subject to interest rate risk.  However, unlike most fixed income securities, the mortgage loans underlying a mortgage-backed security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to MBS) than is the case with noncallable fixed income securities.  Most of our MBS were purchased at a premium.  As these MBS prepay at a faster rate our yield on these securities will decrease. Conversely, as prepayments slow the yield on these MBS will increase. The total unamortized premium for our MBS increased to $42.1 million at December 31, 2015 compared to $37.3 million at December 31, 2014.
During 2015, as interest rates remained low, we primarily sold CMOs along with some U.S. Agency mortgage pass-throughs, U.S. Agency CMBS, Texas municipal securities and U.S. Treasury securities. The sale of these securities resulted in an overall gain on the sale of available for sale securities of $3.7 million.  There can be no assurance that the level of security gains reported during the year ended December 31, 2015, will continue in future periods.
The combined investment securities, MBS, FHLB stock and other investments portfolio increased to $2.30 billion at December 31, 2015, compared to $2.13 billion at December 31, 2014, an increase of $166.4 million, or 7.8%.  This increase is primarily a result of an increase in MBS of $97.2 million, or 7.0%, and an increase of $88.7 million, or 594.9%, in our ownership of U.S. Treasury securities. Our investments in state and political subdivisions decreased $26.8 million, or 4.1% during 2015 when compared to 2014.

During 2014, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile MBS and replaced them with primarily shorter duration municipal securities.  The sale of these securities resulted in a gain on the sale of available for sale securities of $2.8 million.
During 2013, the interest rate yield curve gradually became steeper during the second half of the year while at the same time credit and volatility spreads continued to tighten. We used this environment to reposition a portion of our securities portfolio. MBS increased during 2013 because, as interest rates continued to increase prepayments on MBS continued to slow providing additional opportunities to purchase MBS during the later half of 2013.  We also increased our tax-free municipal security portfolio during 2013. All of our municipal security purchases were Texas credits.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2015 was $2.26 billion, which represented a net unrealized gain as of that date of $15.1 million.  The net unrealized gain was comprised of $43.3 million in unrealized gains and $28.2 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2015 was $1.46 billion, which represented a net unrealized gain as of that date of $8.5 million.  The net unrealized gain was comprised of $18.0 million of unrealized gains and $9.5 million of unrealized losses.  The $9.5 million of unrealized losses is primarily resulting from our commercial and residential MBS. Net unrealized gains and losses on securities transferred to HTM from AFS are included as a component of shareholder's equity on the consolidated balance sheet. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
During the second quarter of 2015, the Company transferred CMBS with a fair value of $57.7 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. There were no securities transferred from AFS to HTM during 2014. During 2013, the Company transferred CMBS with a fair value of $130.8 million and state and political subdivision securities with a fair value of $322.0 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $12.0 million ($7.7 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. There were no sales from the HTM portfolio during the years ended December 31, 2015, 2014 or 2013.  There were $784.3 million and $642.3 million of securities classified as HTM at December 31, 2015 and 2014, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2015 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasury	$—	—	$—	—	$103,587	2.12%	$—	—
State and Political Subdivisions	15,151	2.61%	10,099	5.23%	27,966	4.94%	191,030	5.40%
Other Stocks and Bonds	6,161	1.85%	3,674	1.93%	2,955	1.54%	—	—
Other Equity Securities	6,016	1.97%	—	—	—	—	—	—
Mortgage-backed Securities:
Residential	52	3.04%	4,431	2.75%	48,498	2.42%	535,521	2.42%
Commercial	130	1.96%	1,795	2.52%	503,426	2.56%	—	—
Total	$27,510	2.30%	$19,999	3.83%	$686,432	2.58%	$726,551	3.21%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$2,437	0.43%	$16,196	1.26%	$57,508	4.63%	$309,355	5.96%
Mortgage-backed Securities:
Residential	—	—	7,845	3.60%	1,433	3.98%	22,101	5.06%
Commercial	—	—	10,259	2.09%	327,167	2.84%	29,995	2.96%
Total	$2,437	0.43%	$34,300	2.04%	$386,108	3.11%	$361,451	5.66%

At December 31, 2015, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
Deposits provide us with our primary source of funds.  The increase of $81.0 million, or 2.4%, in total deposits during 2015 contributed to the increase in the loan portfolio. Deposits increased during 2015 primarily due to an increase in public fund deposits and increased market penetration.  During 2015, our public fund deposits increased $56.8 million to $918.7 million at December 31, 2015 from $861.9 million at December 31, 2014.  At December 31, 2015, brokered CDs reflected an increase of approximately $61.8 million when compared to December 31, 2014. At December 31, 2015, we had $1.0 million of brokered money market deposit accounts. There were no brokered money market deposit accounts at December 31, 2014. Deposits, net of all brokered deposits, at December 31, 2015, increased $18.1 million, or 0.5%, when compared to December 31, 2014.  Time deposits, including brokered CDs, increased a total of $48.5 million, or 5.8%, during 2015 when compared to 2014.  Noninterest bearing demand deposits increased $11.5 million, or 1.7%, during 2015.  Interest bearing demand deposits increased $14.1 million, or 0.9%, and saving deposits increased $6.9 million, or 3.0%, during 2015.  The latter three categories, which are considered the lowest cost deposits, comprised 74.3% of total deposits at December 31, 2015 compared to 75.1% at December 31, 2014.
The following table sets forth deposits by category at December 31, 2015, 2014, and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Noninterest Bearing Demand Deposits	$672,470	$661,014	$529,897
Interest Bearing Demand Deposits	1,660,295	1,646,155	1,228,841
Savings Deposits	233,172	226,276	109,873
Time Deposits	889,470	840,972	659,197
Total Deposits	$3,455,407	$3,374,417	$2,527,808

During the year ended December 31, 2015, total time deposits of $100,000 or more increased $26.0 million, or 4.5%, to $607.4 million from $581.4 million at December 31, 2014.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total
Three months or less	$70,677	$7,000	$77,677	$81,471	$28,000	$109,471
Over three to six months	81,169	7,000	88,169	67,504	21,000	88,504
Over six to twelve months	149,753	—	149,753	173,765	7,000	180,765
Over twelve months	291,813	—	291,813	202,630	—	202,630
Total	$593,412	$14,000	$607,412	$525,370	$56,000	$581,370

At December 31, 2015, we had $85.3 million in brokered CDs that represented 2.5% of our deposits.  Our brokered CDs at December 31, 2015 have maturities of less than five years. Approximately $83.3 million are reflected in the CDs under $100,000 category and $2.0 million are reflected in the CDs over $100,000 category.  At December 31, 2014, we had $23.4 million in brokered CDs and at December 31, 2013, we had $54.4 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, increased $346.2 million, or 114.8%, during 2015 when compared to 2014 due primarily to the increase in securities and loans. FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.

Short-term obligations are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal funds purchased and repurchase agreements
Balance at end of period	$2,429	$4,237	$859
Average amount outstanding during the period (1)	2,277	1,886	861
Maximum amount outstanding during the period (2)	2,429	4,237	859
Weighted average interest rate during the period (3)	0.1%	0.2%	0.4%
Interest rate at end of period	0.1%	1.4%	0.4%

FHLB advances
Balance at end of period	$645,407	$297,368	$73,445
Average amount outstanding during the period (1)	382,417	62,240	196,426
Maximum amount outstanding during the period (2)	656,431	297,368	310,070
Weighted average interest rate during the period (3)	0.3%	0.9%	0.9%
Interest rate at end of period	0.5%	0.4%	0.2%

Other obligations
Balance at end of period	$—	$—	$—
Average amount outstanding during the period (1)	—	—	219
Maximum amount outstanding during the period (2)	—	—	219
Weighted average interest rate during the period (3)	—	—	7.6%
Interest rate at end of period	—	—	—

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows (in thousands):

	12/31/2015	12/31/2014
FHLB Advances (1)
Varying maturities to 2028	$502,281	$600,052

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$562,592	$660,363

(1)	At December 31, 2015, the weighted average cost of these advances was 1.3%.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.5467% through March 30, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)
This debt carried an adjustable rate of 1.6219% through January 29, 2016 and reset to 1.9156% through April 29, 2016. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.762% through March 14, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)
This debt carried an adjustable rate of 2.1776% through February 22, 2016 and reset to 2.4182% through May 22, 2016. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances decreased $97.8 million, or 16.3%, during 2015 to $502.3 million when compared to $600.1 million in 2014.  The decrease was the result of a decrease in long-term FHLB advances purchased during 2015 combined with advances classified as long-term at December 31, 2014 rolling into the short-term FHLB advance category. During 2015, we issued $47.1 million of short-term brokered CDs and $23.0 million of long-term brokered CDs to replace a portion of the reduction in FHLB advances.

During the fourth quarter of 2015, the Company entered into a $20.0 million variable rate advance agreement with FHLB to pay one-month LIBOR plus 0.17%. In addition, the Company entered into an interest rate swap contract that effectively converted the variable rate advance to a fixed interest rate of 1.529% for five years. The cash flows of the swap are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Proceeds were used for general corporate purposes.

Long-term debt was $60.3 million at December 31, 2015 and 2014. Long-term debt consists of $56.7 million of our junior subordinated debentures issued in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV, V and $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2015 of $444.1 million increased 4.4%, or $18.8 million, from December 31, 2014 and represented 8.6% of total assets at December 31, 2015 compared to 8.8% at December 31, 2014.

The increase in shareholders' equity at December 31, 2015 primarily consisted of net income of $44.0 million, stock compensation expense of $1.4 million and the issuance of $1.4 million in common stock (49,908 shares) through our dividend re-investment plan. These increases were partially offset by $25.1 million in cash dividends paid and accumulated other comprehensive loss of $3.1 million. The increase in accumulated other comprehensive loss is comprised of a decrease of $6.5 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 4 – Accumulated Other Comprehensive (Loss) Income”) and an increase of $3.4 million, net of tax, related to the change in the funded status of our defined benefit plans.
As a result of new regulations, we are now required to comply with higher minimum capital requirements (the “Updated Capital Rules”). The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
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
Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of December 31, 2015, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%
As of December 31, 2014:
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%

(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of December 31, 2015, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Return on Average Assets	0.90%	0.60%	1.22%
Return on Average Shareholders' Equity	10.04%	7.24%	16.50%
Dividend Payout Ratio – Basic	57.47%	92.31%	43.54%
Dividend Payout Ratio – Diluted	57.80%	92.31%	43.54%
Average Shareholders' Equity to Average Total Assets	9.00%	8.27%	7.39%

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2015, these investments were 11.0% of total assets, as compared with 12.9% for December 31, 2014, and 14.1% for December 31, 2013.  The decrease to 11.0% at December 31, 2015 is primarily reflective of changes in the investment portfolio and the increase in total assets.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB -The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2015.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at December 31, 2015, we had one outstanding letter of credit for $195,000. At December 31, 2015, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $606.9 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2015	December 31, 2014
Unused commitments:
Commitments to extend credit	$546,660	$373,255
Standby letters of credit	7,752	6,222
Total	$554,412	$379,477

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2015, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Long-term debt, including current maturities (1)	$—	$—	$—	$60,311	$60,311
FHLB advances (2)	646,500	367,096	118,364	15,728	1,147,688
Operating leases (3)	1,988	2,768	1,441	267	6,464
Deferred compensation agreements (4)	678	819	810	3,790	6,097
Time deposits (5)	501,440	296,939	85,243	5,848	889,470
Securities purchased not paid for	19,350	—	—	—	19,350
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	$1,169,956	$667,622	$205,858	$85,944	$2,129,380

(1)  The total balance of long-term debt was $60.3 million at December 31, 2015.  The scheduled maturities and interest rates were as follows:

•Floating rate debt of $20.6 million with a scheduled maturity of 2033, was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.5467% through March 30, 2016.
•Floating rate debt of $23.2 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 130 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt was 1.6219% through January 29, 2016 and reset to 1.9156% through April 29, 2016.
•Floating rate debt of $12.9 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 225 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.762% through March 14, 2016.
•Floating rate debt of $3.6 million with a scheduled maturity of 2035, was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis. The rate of interest associated with this debt was 2.1776% through February 22, 2016 and reset to 2.4182% through May 22, 2016.

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2016 through 2028, with interest rates ranging from 0.3% to 5.0% with a total balance of $1.15 billion at December 31, 2015.

(3)  We had various operating leases for our office machines that total $188,000 and expire on or before the end of 2018.  In addition, we have operating leases totaling $6.3 million on our retail branch locations, loan production offices and full service branch locations which have future commitments of up to eight years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 17 officers with remaining payments totaling $6.1 million.  Payments from the agreements are to commence at the time of retirement or death.  As of December 31, 2015, $2.5 million in payments had been made from such agreements.  Of the 17 officers included in the agreements, payments have commenced to five executives and/or their beneficiaries. In addition, one active officer was eligible for retirement at December 31, 2015.  Three officers become eligible in 2016 as a result of the acceptance of an early retirement package offered in late December 2015 with an acceptance deadline of January 29, 2016.  The remaining eight officers are eligible at various dates beginning in 2018.  The totals reflected under five years assume the retirement of the eligible officer at December 31, 2015 and the retirement of the eligible officers in 2016.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had $85.3 million of brokered CDs at December 31, 2015 with maturity dates ranging from 2016 through 2020 and coupons ranging from 0.3% to 1.5%.

We expect to contribute $3.0 million to our defined benefit plan during 2016.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.42% and 1.78%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.18% and 0.38%, respectively, relative to the base case over the next 12 months.  As of December 31, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 2.34% and 2.29%, respectively, relative to the base case over 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.43% and 3.25%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company's management, including the Company's CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
March 8, 2016

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Southside Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southside Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 8, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014 and 2013.

•	Notes to Consolidated Financial Statements.
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

SOUTHSIDE BANCSHARES, INC.

DATE:	March 8, 2016	BY:	/s/ Sam Dawson
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE:	March 8, 2016	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA, President and Chief Financial Officer
(Principal Financial Officer)

DATE:	March 8, 2016	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	Joe Norton	Chairman of the Board	March 8, 2016
	(Joe Norton)	and Director

/s/	John (Bob) Garrett	Vice Chairman of the Board	March 8, 2016
	John (Bob) Garrett	and Director

		Chairman Emeritus	March 8, 2016
	(B. G. Hartley)	and Director

/s/	Sam Dawson	Chief Executive Officer	March 8, 2016
	(Sam Dawson)	and Director

/s/	Lee R. Gibson	President, Chief Financial Officer	March 8, 2016
	(Lee R. Gibson)	and Director

/s/	Lawrence Anderson	Director	March 8, 2016
(Lawrence Anderson)

/s/	S. Elaine Anderson	Director	March 8, 2016
(S. Elaine Anderson)

/s/	Herbert C. Buie	Director	March 8, 2016
(Herbert C. Buie)

/s/	Alton Cade	Director	March 8, 2016
(Alton Cade)

/s/	Patricia A. Callan	Director	March 8, 2016
(Patricia A. Callan)

/s/	Melvin B. Lovelady	Director	March 8, 2016
(Melvin B. Lovelady)

		Director	March 8, 2016
(Paul W. Powell)

/s/	William Sheehy	Director	March 8, 2016
(William Sheehy)

/s/	Preston L. Smith	Director	March 8, 2016
(Preston L. Smith)

/s/	Don W. Thedford	Director	March 8, 2016
(Don W. Thedford)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southside Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 8, 2016

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2015	December 31, 2014

ASSETS
Cash and due from banks	$54,288	$64,001
Interest bearing deposits	26,687	20,654
Total cash and cash equivalents	80,975	84,655
Investment securities:
Available for sale, at estimated fair value	366,639	306,706
Held to maturity, at carrying value (estimated fair value of $397,194 and $400,248, respectively)	385,496	388,823
Mortgage-backed securities:
Available for sale, at estimated fair value	1,093,853	1,142,002
Held to maturity, at carrying value (estimated fair value of $402,569 and $261,339, respectively)	398,800	253,496
FHLB stock, at cost	51,047	39,942
Other investments, at cost	5,462	3,929
Loans held for sale	3,811	2,899
Loans:
Loans	2,431,753	2,181,133
Less: Allowance for loan losses	(19,736)	(13,292)
Net loans	2,412,017	2,167,841
Premises and equipment, net	107,929	112,860
Goodwill	91,520	91,372
Other intangible assets, net	6,548	8,844
Interest receivable	22,700	22,436
Deferred tax asset, net	19,903	12,707
Unsettled trades to sell securities	9,343	57,202
Bank owned life insurance	95,080	92,384
Other assets	10,953	19,163
TOTAL ASSETS	$5,162,076	$4,807,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$672,470	$661,014
Interest bearing	2,782,937	2,713,403
Total deposits	3,455,407	3,374,417
Short-term obligations:
Federal funds purchased and repurchase agreements	2,429	4,237
FHLB advances	645,407	297,368
Total short-term obligations	647,836	301,605
Long-term obligations:
FHLB advances	502,281	600,052
Long-term debt	60,311	60,311
Total long-term obligations	562,592	660,363
Unsettled trades to purchase securities	19,350	5,982
Other liabilities	32,829	39,651
TOTAL LIABILITIES	4,718,014	4,382,018

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 16)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 27,865,798 shares issued in 2015 and 26,578,127 shares issued in 2014)	34,832	33,223
Paid-in capital	424,078	389,886
Retained earnings	41,527	55,396
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(18,683)	(15,570)
TOTAL SHAREHOLDERS' EQUITY	444,062	425,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,162,076	$4,807,261
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest income
Loans	$96,417	$70,598	$72,910
Investment securities – taxable	1,587	615	799
Investment securities – tax-exempt	22,468	24,038	25,483
Mortgage-backed securities	33,661	28,207	20,085
FHLB stock and other investments	298	181	182
Other interest earning assets	101	139	143
Total interest income	154,532	123,778	119,602
Interest expense
Deposits	10,162	7,953	8,179
Short-term obligations	1,250	624	1,875
Long-term obligations	8,442	8,379	7,914
Total interest expense	19,854	16,956	17,968
Net interest income	134,678	106,822	101,634
Provision for loan losses	8,343	14,938	8,879
Net interest income after provision for loan losses	126,335	91,884	92,755
Noninterest income
Deposit services	20,112	15,280	15,560
Net gain on sale of securities available for sale	3,660	2,830	8,472
Impairment of investment in SFG Finance, LLC	—	(2,755)	—
Gain on sale of loans	2,082	323	770
Trust income	3,419	3,145	3,024
Bank owned life insurance income	2,623	1,334	3,122
Brokerage services	2,206	1,308	1,157
Other	3,793	3,024	3,140
Total noninterest income	37,895	24,489	35,245
Noninterest expense
Salaries and employee benefits	67,221	60,821	52,054
Occupancy expense	12,883	7,259	7,539
Advertising, travel & entertainment	2,708	2,219	2,642
ATM and debit card expense	3,132	1,331	1,328
Professional fees	3,877	7,827	2,782
Software and data processing expense	3,858	4,629	2,018
Telephone and communications	1,978	1,222	1,529
FDIC insurance	2,510	1,765	1,713
FHLB prepayment fees	—	539	1,048
Other	14,787	10,092	9,060
Total noninterest expense	112,954	97,704	81,713
Income before income tax expense	51,276	18,669	46,287
Income tax expense (benefit)	7,279	(2,164)	5,097
Net income	$43,997	$20,833	$41,190

Earnings per common share – basic	$1.74	$1.04	$2.09
Earnings per common share – diluted	$1.73	$1.04	$2.09
Dividends paid per common share	$1.00	$0.96	$0.91
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years ended December 31,
	2015	2014	2013
Net income	$43,997	$20,833	$41,190
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available for sale securities during the period	(7,235)	24,338	(50,518)
Change in net unrealized loss on securities transferred to held to maturity	930	1,405	471
Noncredit portion of other-than-temporary impairment losses on the AFS securities	—	—	(10)
Reclassification adjustment for gain on sale of available for sale securities, included in net income	(3,660)	(2,830)	(8,472)
Reclassification of other-than-temporary impairment charges on available for sale securities, included in net income	—	—	42
Amortization of net actuarial loss, included in net periodic benefit cost	2,448	1,042	2,787
Amortization of prior service credit, included in net periodic benefit cost	(16)	(14)	(43)
Effect of settlement recognition	(62)	—	—
Prior service cost adjustment due to plan amendments	—	43	(357)
Change in net actuarial gain (loss)	2,806	(15,574)	19,215
Other comprehensive (loss) income, before tax	(4,789)	8,410	(36,885)
Income tax benefit (expense) related to other items of comprehensive income	1,676	(2,943)	12,910
Other comprehensive (loss) income, net of tax	(3,113)	5,467	(23,975)
Comprehensive income	$40,884	$26,300	$17,215

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

					Accu-
					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Total Equity
Balance at December 31, 2012	$24,308	$195,602	$70,708	$(35,793)	$2,938	$257,763
Net Income	—	—	41,190	—	—	41,190
Other comprehensive loss	—	—	—	—	(23,975)	(23,975)
Issuance of common stock (57,675 shares)	72	1,324	—	—	—	1,396
Purchase of common stock (90,300 shares)	—	—	—	(1,899)	—	(1,899)
Stock compensation expense	—	911	—	—	—	911
Tax benefit related to stock awards	—	65	—	—	—	65
Net issuance of common stock under employee stock plans	38	194	(77)	—	—	155
Cash dividends paid on common stock ($0.91 per share)	—	—	(16,088)	—	—	(16,088)
Stock dividend declared	1,065	15,995	(17,060)	—	—	—
Balance at December 31, 2013	25,483	214,091	78,673	(37,692)	(21,037)	259,518
Net Income	—	—	20,833	—	—	20,833
Other comprehensive income	—	—	—	—	5,467	5,467
Issuance of common stock (40,142 shares)	50	1,163	—	—	—	1,213
Net issuance of common stock in connection with the acquisition of OmniAmerican Bancorp, Inc. (5,168,138 shares)	6,460	144,832	—	—	—	151,292
Stock compensation expense	—	1,086	—	—	—	1,086
Tax expense related to stock awards	—	(76)	—	—	—	(76)
Net issuance of common stock under employee stock plans	106	1,094	(126)	—	—	1,074
Cash dividends paid on common stock ($0.96 per share)	—	—	(17,919)	—	—	(17,919)
Impairment of investment in SFG Finance, LLC	—	2,755	—	—	—	2,755
Stock dividend declared	1,124	24,941	(26,065)	—	—	—
Balance at December 31, 2014	33,223	389,886	55,396	(37,692)	(15,570)	425,243
Net Income	—	—	43,997	—	—	43,997
Other comprehensive loss	—	—	—	—	(3,113)	(3,113)
Issuance of common stock (49,908 shares)	62	1,308	—	—	—	1,370
Stock compensation expense	—	1,395	—	—	—	1,395
Tax benefit related to stock awards	—	75	—	—	—	75
Net issuance of common stock under employee stock plans	35	251	(120)	—	—	166
Cash dividends paid on common stock ($1.00 per share)	—	—	(25,071)	—	—	(25,071)
Stock dividend declared	1,512	31,163	(32,675)	—	—	—
Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$43,997	$20,833	$41,190
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	8,624	3,458	3,844
Securities premium amortization (discount accretion), net	21,978	18,522	28,147
Accretion of loan (discounts) premium amortization, net	(2,746)	(1,343)	(4,432)
Provision for loan losses	8,343	14,938	8,879
Stock compensation expense	1,395	1,086	911
Deferred tax benefit	(3,392)	(925)	(1,386)
Tax benefit related to stock awards	(75)	72	(65)
Net gain on sale of securities available for sale	(3,660)	(2,830)	(8,472)
Impairment of investment in SFG Finance, LLC.	—	2,755	—
Net loss on premises and equipment	584	14	8
Gross proceeds from sales of loans held for sale	70,014	11,007	25,509
Gross originations of loans held for sale	(70,926)	(13,007)	(22,059)
Net loss on other real estate owned	430	137	41
Net change in:
Interest receivable	(264)	2,512	(3,037)
Other assets	325	(5,573)	(9,310)
Interest payable	129	(99)	(444)
Other liabilities	(1,775)	4,477	182
Net cash provided by operating activities	72,981	56,034	59,506

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(98,556)	—	(140,861)
Maturities, calls and principal repayments	23,322	21,889	168,673
Securities available for sale:
Purchases	(984,725)	(803,163)	(1,499,307)
Sales	660,092	650,391	826,735
Maturities, calls and principal repayments	278,995	272,073	379,661
Proceeds from redemption of FHLB stock	8,603	12,872	5,819
Purchases of FHLB stock and other investments	(19,850)	(4,915)	(11,995)
Net loans originated	(251,465)	(158,572)	(99,446)
Proceeds from sale of SFG loans	—	67,575	—
Net cash paid in acquisition	—	(127,020)	—
Purchases of premises and equipment	(3,765)	(5,162)	(5,662)
Proceeds from sales of premises and equipment	26	8	—
Proceeds on bank owned life insurance	—	—	4,165
Proceeds from sales of other real estate owned	640	535	480
Proceeds from sales of repossessed assets	2,274	6,199	3,935
Net cash used in investing activities	(384,409)	(67,290)	(367,803)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
FINANCING ACTIVITIES:
Net change in deposits	$82,251	$45,253	$175,882
Net (decrease) increase in federal funds purchased and repurchase agreements	(1,808)	1,378	(125)
Proceeds from FHLB advances	23,022,132	7,102,277	20,739,951
Repayment of FHLB advances	(22,771,367)	(7,091,125)	(20,687,239)
Tax benefit related to stock awards	75	(72)	65
Net issuance of common stock under employee stock plan	166	1,074	155
Purchase of common stock	—	—	(1,899)
Proceeds from the issuance of common stock	1,370	1,213	1,396
Cash dividends paid	(25,071)	(17,919)	(16,088)
Payments for other financing activities	—	(599)	—
Net cash provided by financing activities	307,748	41,480	212,098

Net (decrease) increase in cash and cash equivalents	(3,680)	30,224	(96,199)
Cash and cash equivalents at beginning of period	84,655	54,431	150,630
Cash and cash equivalents at end of period	$80,975	$84,655	$54,431

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$19,725	$17,055	$18,412
Income taxes paid	$8,500	$4,300	$4,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$1,706	$5,211	$5,793
Transfer of available for sale securities to held to maturity securities	$57,724	$—	$452,884
Adjustment to pension liability	$(5,176)	$14,503	$(21,602)
5% stock dividend	$32,675	$26,065	$17,060
Unsettled trades to purchase securities	$(19,350)	$(5,982)	$(973)
Unsettled trades to sell securities	$9,343	$57,202	$3,933
Common stock issued in acquisition	$—	$151,891	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 banking centers, 18 of which are located in grocery stores. We consider our primary market areas to be East Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area. We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

Basis of Presentation and Consolidation. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Southside Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Southside Bank (“Southside Bank” or “the Bank”), OmniAmerican Bancorp (“Omni”), SFG Finance, LLC (formerly Southside Financial Group, LLC) which was a wholly-owned subsidiary of the Bank and was dissolved in April 2015, and the nonbank subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

On December 17, 2014, we acquired OmniAmerican Bancorp, Inc., a bank holding company traded on the NASDAQ Global Market and the holding company for OmniAmerican Bank, a federal savings association, headquartered in Fort Worth, Texas. See "Note 2 - Acquisition" in the accompanying notes to consolidated financial statements included elsewhere in this report.
We determine if we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used in the defined benefit plan and the fair values of financial instruments.  The status of contingencies are particularly subject to change and significant assumptions used in periodic evaluation of securities for other-than-temporary impairment. Certain prior-period amounts have been reclassified to conform to the current period presentation.
Segment Information.  Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. Our chief operating decision-maker uses consolidated results to make operating and strategic decisions. Therefore, we have determined that our business is conducted in one reportable segment.
Stock Dividend. On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, payable on May 14, 2015. On March 20, 2014, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 10, 2014, payable on May 1, 2014. All share data for all periods presented has been adjusted to give retroactive recognition to these stock dividends.

Business Combinations. Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Costs related to the acquisition are expensed as incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. The accounting policy for goodwill and intangible assets is summarized in this note under the heading “Goodwill and Other Intangibles.”

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

We evaluate acquired loans for impairment in accordance with the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. Expected cash flows at the acquisition date in excess of the fair value of the loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as nonaccrual or nonperforming as they are considered to be performing under the provisions of ASC 310-30. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loan loss.

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

Cash on hand or on deposit with the Federal Reserve Bank of $19.4 million and $13.4 million was required to meet regulatory reserves and clearing requirements at December 31, 2015 and 2014, respectively.

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

Premiums are amortized and discounts are accreted to maturity, or in the case of mortgage-backed securities (“MBS”), over the estimated life of the security, using the level yield interest method. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method.

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

Goodwill and Other Intangibles.  Other intangible assets consist primarily of core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. If any such impairment is determined, a write-down is recorded.

During the year ended December 31, 2015, we changed our annual goodwill impairment testing date from December 31st to October 1st of each year, commencing on October 1, 2015.  The change in the testing date did not impact the financial statements. During the year ended December 31, 2015, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2015, and we had no cumulative goodwill impairment.

For the years ended December 31, 2015, 2014 and 2013, amortization expense related to our core deposit intangible was $2.2 million, $187,000, and $146,000, respectively.

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

Revenue Recognition. The following summarizes our revenue recognition policies as they relate to certain noninterest income line items in the consolidated statements of income.

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

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $1.0 million for both years ended December 31, 2015 and 2014, and $1.3 million for the year ended December 31, 2013.

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
Share-Based Awards.  Share-based compensation transactions are recognized as compensation cost in the income statement based on their fair values on the date of the grant and recorded over the vesting period.
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
Subsequent Events. On January 28, 2016, the Board of Directors approved a Stock Repurchase Plan. The Board authorized the repurchase, from time to time, of up to 5% of the issued and outstanding common stock, or approximately 1.27 million shares, in open market purchases and privately negotiated transactions at prevailing market prices. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may suspend or discontinue it at any time.
Subsequent to December 31, 2015 and through March 2, 2016, we purchased 424,701 shares of common stock at an average price of $22.89 pursuant to the Stock Repurchase Plan.
Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards.  In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018 and early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.
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
In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share.” ASU 2015-07 eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (“NAV”). Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. ASU 2015-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance early for the year ended December 31, 2015. See “Note 2 – Acquisition” for details regarding measurement-period adjustments and the effect on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
2.    ACQUISITION
On December 17, 2014, we acquired 100% of the outstanding stock of OmniAmerican Bancorp, Inc. and its wholly-owned subsidiary OmniAmerican Bank (collectively, “Omni”) headquartered in Fort Worth, Texas. Omni operated 14 banking offices in Fort Worth, Texas and surrounding areas. We acquired Omni to further expand our presence in the growing Fort Worth market. The operations of Omni were merged into the Company as of the date of the acquisition. The results of Omni's operations for December 17 - December 31, 2014 are included in the consolidated financial statements and are not separately quantifiable subsequent to the business combination.
Pursuant to the merger agreement and our closing stock price on December 17, 2014 of $29.39, we issued 5.2 million shares of our common stock and paid $157.4 million in cash for all outstanding shares of OmniAmerican Bancorp stock and outstanding stock options.  In accordance with the merger agreement, each outstanding share of common stock of OmniAmerican Bancorp, Inc. was converted into (a) 0.4459 of a share of common stock of the Company and (b) $13.125 in cash (the “Per Share Merger Consideration”). Each Omni restricted stock award and stock option, whether vested or unvested, that was outstanding immediately prior to the effective time of the merger, was cancelled and converted to the right to receive the Per Share Merger Consideration in the case of the restricted stock awards or, in the case of the stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option. The consideration associated with the non-vested restricted awards and the unvested stock options is excluded from the total purchase consideration. The total merger consideration for the Omni merger was $298.3 million.
The fair value of assets acquired, excluding goodwill, totaled $1.36 billion, including total loans of $763.3 million and total investment securities of $428.4 million.  Total fair value of the liabilities assumed totaled $1.13 billion, including deposits of $801.3 million.  Goodwill represents consideration transferred in excess of the fair value of the net assets acquired.  As of December 31, 2015, the Company recognized $69.3 million in initial goodwill associated with the Omni merger.  The goodwill resulting from the acquisition represents the value expected from the opportunities to strategically grow our franchise in the greater Fort Worth market area and to enhance our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill is not expected to be deductible for tax purposes.

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

The purchase price allocation as reported at December 31, 2014 was preliminary and was subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. Within the measurement period which closed during the fourth quarter 2015, we made purchase accounting adjustments to goodwill, consisting primarily of a $1.4 million adjustment to the fair value of Visa Class B stock included in other investments on the consolidated balance sheets, not previously recorded, which upon the filing of the short-period Federal Income Tax return for Omni and its subsidiaries and other immaterial adjustments was partially offset by a $1.0 million decrease to taxes receivable included in other assets on the consolidated balance sheets.

The estimated fair values of the assets acquired and liabilities assumed as of the closing date of the transaction adjusted for the subsequent measurement period adjustments are shown in the following table (in thousands).

	As Originally Reported (1)	Measurement Period Adjustments	Adjusted Balances
Cash, cash equivalents, and amounts due from banks	$21,214	$—	$21,214
Other investments	15,698	1,345	17,043
Securities available for sale	428,447	—	428,447
Loans held for sale	748	—	748
Loans	763,327	159	763,486
Property and equipment	58,928	—	58,928
Bank owned life insurance	44,964	—	44,964
Other assets	13,409	(970)	12,439
Core deposit intangible	8,570	—	8,570
Goodwill	69,338	148	69,486
Deposits	(801,327)	—	(801,327)
Short-term borrowings	(7,000)	—	(7,000)
Federal Home Loan Bank advances	(308,516)	—	(308,516)
Deferred tax liability, net	(3,244)	(682)	(3,926)
Other liabilities	(6,246)	—	(6,246)
	$298,310	$—	$298,310

(1)	The estimated fair value as of the acquisition date, December 17, 2014, as previously reported in our Form 10-K for the year ended December 31, 2014.

The following table reflects the changes in the carrying amount of our goodwill for the year ended December 31, 2015 (in thousands):

Goodwill

Balance as of December 31, 2014	$91,372
Plus: measurement period adjustments	148
Balance as of December 31, 2015	$91,520

The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired “PCI”), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Omni’s historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which we considered to be level 3 fair value measurements. Deposit liabilities assumed in the acquisition of Omni were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. The acquisition date fair value assigned to FHLB advance borrowings was determined based on prepayment penalty quotes for these assumed FHLB advances, which we considered to be level 2 fair value measurements. Acquisition date fair values for AFS securities were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in “Note 12 - Fair Value Measurement”. The remaining acquisition date fair values represent either Level 2 fair value measurements (other investments, loans held for sale, and short term borrowings) or Level 3 fair value measurements (property and equipment and core deposit intangible).
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
Loans acquired with Omni were measured at fair value at the acquisition date with no carryover of any allowance for loan losses. Loans were segregated into those loans considered to be performing and those considered purchased credit impaired (“PCI”). PCI loans are loans acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that all contractually required cash flows would not be collected.

The table below details the PCI loan portfolio at acquisition date (in thousands):

Purchased Credit Impaired Loans at Acquisition Date
Contractually required principal and interest payments	$46,647
Nonaccretable difference	23,262
Cash flows expected to be collected	23,385
Accretable difference	1,898
Fair value of loans acquired with a deterioration of credit quality	$21,487
Acquired loans that were considered performing at acquisition date and therefore not subject to ASC 310-30 are shown below (in thousands):

	Fair Value at Acquisition Date	Contractual Amounts Receivable	Cash Flows Not Expected to be Collected at Acquisition Date (1)
Real Estate Loans:
Construction	$49,625	$56,877	$3,947
1-4 Family Residential	282,577	608,986	248,669
Commercial	152,087	190,920	15,692
Commercial Loans	59,007	72,583	8,602
Loans to Individuals	199,292	261,280	34,689
Total Loans	$742,588	$1,190,646	$311,599
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

3. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Basic and Diluted Earnings:
Net Income	$43,997	$20,833	$41,190
Basic weighted-average shares outstanding:	25,350	20,028	19,709
Add: Stock options	85	99	42
Diluted weighted-average shares outstanding	25,435	20,127	19,751
Basic Earnings Per Share:
Net Income	$1.74	$1.04	$2.09
Diluted Earnings Per Share:
Net Income	$1.73	$1.04	$2.09

For the year ended December 31, 2015, there were approximately 33,000 antidilutive options. For the years ended December 31, 2014 and 2013 there were approximately 10,000 and 4,000 antidilutive options, respectfully.

4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income by component are as follows (in thousands):

	Year Ended December 31, 2015
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(6,305)	—	(62)	2,806	(3,561)
Reclassified from accumulated other comprehensive income	(3,660)	—	(16)	2,448	(1,228)
Income tax benefit (expense)	3,488	—	27	(1,839)	1,676
Net current-period other comprehensive (loss) income, net of tax	(6,477)	—	(51)	3,415	(3,113)
Ending balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)

	Year Ended December 31, 2014
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	25,743	—	43	(15,574)	10,212
Reclassified from accumulated other comprehensive income	(2,830)	—	(14)	1,042	(1,802)
Income tax (expense) benefit	(8,019)	—	(10)	5,086	(2,943)
Net current-period other comprehensive income (loss), net of tax	14,894	—	19	(9,446)	5,467
Ending balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)

	Year Ended December 31, 2013
	Unrealized Gains (Losses) on Securities		Pension Plans
	Other	OTTI	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$30,500	$(1,140)	$248	$(26,670)	$2,938
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(50,810)	753	(357)	19,215	(31,199)
Reclassified from accumulated other comprehensive income	(9,431)	1,001	(43)	2,787	(5,686)
Income tax benefit (expense)	21,085	(614)	140	(7,701)	12,910
Net current-period other comprehensive (loss) income, net of tax	(39,156)	1,140	(260)	14,301	(23,975)
Ending balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Year ended December 31,
	2015	2014	2013
Unrealized gains and losses on available for sale securities:
Realized gain on sale of securities (1)	$3,660	$2,830	$8,472
Impairment losses (2)	—	—	(42)
Total before tax	3,660	2,830	8,430
Tax expense	(1,281)	(991)	(2,951)
Net of tax	$2,379	$1,839	$5,479

Amortization of pension plan:
Net loss (3)	$(2,448)	$(1,042)	$(2,787)
Prior service credit (3)	16	14	43
Total before tax	(2,432)	(1,028)	(2,744)
Tax benefit	851	359	960
Net of tax	$(1,581)	$(669)	$(1,784)
Total reclassifications for the period, net of tax	$798	$1,170	$3,695

(1) Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(2) Included in other in noninterest income on the consolidated statements of income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost presented in “Note 11 - Employee Benefits.”

5. SECURITIES

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities as of December 31, 2015 and 2014, are reflected in the tables below (in thousands):

	December 31, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$103,906	$61	$380	$103,587	$—	$—	$103,587
State and Political Subdivisions	236,534	8,323	611	244,246	—	—	244,246
Other Stocks and Bonds	12,772	63	45	12,790	—	—	12,790
Other Equity Securities	6,052	—	36	6,016	—	—	6,016
Mortgage-backed Securities: (1)
Residential	580,621	9,120	1,239	588,502	—	—	588,502
Commercial	512,116	466	7,231	505,351	—	—	505,351
Total	$1,452,001	$18,033	$9,542	$1,460,492	$—	$—	$1,460,492

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$389,997	$4,772	$9,273	$385,496	$13,061	$1,363	$397,194
Mortgage-backed Securities: (1)
Residential	31,430	—	51	31,379	2,018	1	33,396
Commercial	371,727	1,233	5,539	367,421	4,232	2,480	369,173
Total	$793,154	$6,005	$14,863	$784,296	$19,311	$3,844	$799,763

	December 31, 2014
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$14,883	$30	$7	$14,906	$—	$—	$14,906
U.S. Government Agency Debentures	4,835	—	7	4,828	—	—	4,828
State and Political Subdivisions	260,535	8,055	906	267,684	—	—	267,684
Other Stocks and Bonds	13,086	153	—	13,239	—	—	13,239
Other Equity Securities	6,061	—	12	6,049	—	—	6,049
Mortgage-backed Securities:(1)
Residential	952,481	12,624	807	964,298	—	—	964,298
Commercial	176,112	1,743	151	177,704	—	—	177,704
Total	$1,427,993	$22,605	$1,890	$1,448,708	$—	$—	$1,448,708

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$393,525	$5,168	$9,870	$388,823	$12,181	$756	$400,248
Mortgage-backed Securities: (1)
Residential	52,287	—	70	52,217	2,871	—	55,088
Commercial	207,624	—	6,345	201,279	5,461	489	206,251
Total	$653,436	$5,168	$16,285	$642,319	$20,513	$1,245	$661,587

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

During the second quarter of 2015, the Company transferred commercial mortgage-backed securities with a fair value of $57.7 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. The overall net unrealized loss on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. There were no securities transferred from AFS to HTM during 2014.

The following table represents the unrealized loss on securities for the years ended December 31, 2015 and 2014 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015:
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$64,172	$380	$—	$—	$64,172	$380
State and Political Subdivisions	15,550	116	19,270	495	34,820	611
Other Stocks and Bonds	2,954	45	—	—	2,954	45
Other Equity Securities	6,016	36	—	—	6,016	36
Mortgage-backed Securities:
Residential	229,514	1,215	3,817	24	233,331	1,239
Commercial	422,316	7,039	5,110	192	427,426	7,231
Total	$740,522	$8,831	$28,197	$711	$768,719	$9,542

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$24,340	$214	$62,240	$1,149	$86,580	$1,363
Mortgage-backed Securities:
Residential	1,717	1	—	—	1,717	1
Commercial	193,710	2,439	2,481	41	196,191	2,480
Total	$219,767	$2,654	$64,721	$1,190	$284,488	$3,844

As of December 31, 2014:
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$4,968	$7	$—	$—	$4,968	$7
U.S. Government Agency Debentures	4,828	7	—	—	4,828	7
State and Political Subdivisions	28,155	90	44,269	816	72,424	906
Other Equity Securities	6,049	12	—	—	6,049	12
Mortgage-backed Securities:
Residential	347,777	573	27,632	234	375,409	807
Commercial	21,103	54	10,116	97	31,219	151
Total	$412,880	$743	$82,017	$1,147	$494,897	$1,890
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$7,843	$31	$64,946	$725	$72,789	$756
Mortgage-backed Securities:
Commercial	—	—	44,144	489	44,144	489
Total	$7,843	$31	$109,090	$1,214	$116,933	$1,245

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.  When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at December 31, 2015.

For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at December 31, 2015.

On December 13, 2013, management decided to sell AFS Other Stocks and Bonds, with a $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”) as a result of new guidance effective in 2014 as listed in Section 419 of the Dodd-Frank Act (Volcker Rule). Those securities were structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  The sale of these securities resulted in a loss of approximately $959,000 in 2013.  Until the final rules of the Volcker Rule were issued by the agencies on December 10, 2013, management did not intend to sell the securities and it was not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis.

The following table presents a roll forward of the credit losses recognized in earnings on these AFS debt securities held at the end of the year presented (in thousands):

Year Ended December 31,
2013
Balance, beginning of period	$3,256
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	42
Sales of credit impaired securities	(3,298)
Balance, end of period	$—

There were no credit losses recognized in earnings on AFS debt securities held at December 31, 2015 or 2014.

Interest income recognized on securities for the years presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S. Treasury	$1,132	$264	$17
U.S. Government Agency Debentures	118	104	440
State and Political Subdivisions	22,474	24,077	25,620
Other Stocks and Bonds	213	208	205
Other Equity Securities	118	—	—
Mortgage-backed Securities	33,661	28,207	20,085
Total interest income on securities	$57,716	$52,860	$46,367

Of the $3.7 million in net securities gains from the AFS portfolio for the year ended December 31, 2015, there were $4.9 million in realized gains and approximately $1.2 million in realized losses.  Of the $2.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2014, there were $8.2 million in realized gains and approximately $5.4 million in realized losses. Of the $8.5 million in net securities gains from the AFS portfolio for the year ended December 31, 2013, there were $14.9 million in realized gains and $6.4 million in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2015, 2014 or 2013.

The amortized cost, carrying value, and fair value of securities at December 31, 2015, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2015
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)
Investment Securities
Due in one year or less	$21,207	$21,313
Due after one year through five years	13,438	13,773
Due after five years through ten years	133,958	134,507
Due after ten years	184,609	191,030
	353,212	360,623
Mortgage-backed securities and other equity securities	1,098,789	1,099,869
Total	$1,452,001	$1,460,492

	December 31, 2015
	Carrying Value	Fair Value
Held to maturity securities:	(in thousands)
Investment Securities
Due in one year or less	$2,437	$2,434
Due after one year through five years	16,196	16,322
Due after five years through ten years	57,508	58,719
Due after ten years	309,355	319,719
	385,496	397,194
Mortgage-backed securities	398,800	402,569
Total	$784,296	$799,763

Investment and MBS with book values of $1.33 billion and $1.12 billion were pledged as of December 31, 2015 and 2014, respectively, to collateralize FHLB advances, repurchase agreements and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2015	December 31, 2014
Real Estate Loans:
Construction	$438,247	$267,830
1-4 Family Residential	655,410	690,895
Commercial	635,210	468,171
Commercial Loans	242,527	226,460
Municipal Loans	288,115	257,492
Loans to Individuals	172,244	270,285
Total Loans (1)	2,431,753	2,181,133
Less: Allowance for Loan Losses	19,736	13,292
Net Loans	$2,412,017	$2,167,841
(1) Includes approximately $581.1 million and $763.3 million as of December 31, 2015 and 2014, respectively, of loans acquired with the Omni acquisition on December 17, 2014. These loans were measured at fair value at the acquisition date with no carryover of allowance for loan loss. The allowance for loan loss recorded on acquired loans for the year ended December 31, 2015 totaled $629,000.
Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2015, 2014 and 2013, these loans totaled $8.1 million, $7.1 million and $5.5 million, respectively.  These loans represented 1.8%, 1.7%, and 2.1% of shareholders' equity as of December 31, 2015, 2014 and 2013, respectively.
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
Commercial Real Estate Loans
Commercial real estate consists of $583.4 million of commercial real estate loans, $46.8 million of loans secured by multi-family properties and $5.0 million of loans secured by farm land. Commercial real estate loans primarily include loans collateralized by commercial office buildings, retail, medical facilities and offices, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Municipal Loans
We have a specific lending department that makes loans to municipalities and school districts primarily throughout the state of Texas. Municipal loans outside the state of Texas have been limited to adjoining states.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.
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
During the fourth quarter of 2014, we closed on the sale of all of our subprime automobile loans purchased through SFG, as well as the repossessed assets held by SFG.  As a result, the carrying amount of SFG loans totaling $70.3 million were sold and were therefore not included in our loan portfolio as of December 31, 2014. There were no subsequent loan pool purchases through SFG from December 2014 until the time it was dissolved in April 2015.
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

All accruing loans are reserved for as a group of similar type credits and included in the general portion of the allowance for loan losses. Loans to individuals and 1-4 family residential loans, including loans not accruing, are collectively evaluated and included in the general portion of the allowance for loan losses. All loans considered troubled debt restructurings (“TDR”) are evaluated individually for further impairment.
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

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (2)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses	1,711	(284)	1,467	3,500	258	1,691	8,343
Loans charged off	(24)	(58)	—	(336)	(249)	(3,688)	(4,355)
Recoveries of loans charged off	207	115	85	153	—	1,896	2,456
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

	Year Ended December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals (1)	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	172	(514)	445	1,204	48	13,583	14,938
Loans charged off	(14)	(22)	—	(66)	—	(22,461)	(22,563)
Recoveries of loans charged off	156	81	8	171	—	1,624	2,040
Balance at end of period (2)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
(1) Of the $22.5 million in charge-offs recorded in the Loans to Individuals category for the year ended December 31, 2014, approximately $7.1 million relate to the write-down of SFG loans to fair value in connection with the sale of the subprime automobile loans that was completed in the fourth quarter 2014.
(2) Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

	Year Ended December 31, 2013
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Other	Total
Balance at beginning of period	$2,355	$3,545	$2,290	$3,158	$633	$7,373	$1,231	$20,585
Provision (reversal) for loan losses	(290)	(40)	10	(909)	35	10,073	—	8,879
Distribution of other allowance	—	—	—	—	—	1,231	(1,231)	—
Loans charged off	—	(319)	(67)	(512)	—	(12,676)	—	(13,574)
Recoveries of loans charged off	77	91	339	233	—	2,247	—	2,987
Balance at end of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$—	$18,877

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$25	$137	$4,599	$13	$105	$4,891
Ending balance – collectively evaluated for impairment	4,338	2,570	4,440	1,997	712	788	14,845
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

	As of December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$43	$102	$26	$242	$14	$103	$530
Ending balance – collectively evaluated for impairment	2,413	2,720	2,999	3,037	702	891	12,762
Balance at end of period	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292

(1) Purchase credit impaired (“PCI”) loans were measured at fair value at acquisition and did not have any associated allowance for loan losses as of December 31, 2014. As of December 31, 2015, there was approximately $629,000 of allowance for loan losses associated with PCI loans.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Individuals	Total
Loans individually evaluated for impairment	$508	$1,751	$3,757	$14,250	$637	$258	$21,161
Loans collectively evaluated for impairment	437,518	646,590	628,405	220,199	287,478	171,782	2,391,972
Purchased credit impaired loans	221	7,069	3,048	8,078	—	204	18,620
Total ending loans balance	$438,247	$655,410	$635,210	$242,527	$288,115	$172,244	$2,431,753

	December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$2,461	$2,936	$1,605	$1,011	$699	$310	$9,022
Loans collectively evaluated for impairment (1)	264,584	680,658	463,564	216,272	256,793	268,894	2,150,765
Purchased credit impaired loans (2)	785	7,301	3,002	9,177	—	1,081	21,346
Total ending loans balance	$267,830	$690,895	$468,171	$226,460	$257,492	$270,285	$2,181,133

(1) Includes purchased non impaired loans which were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

(2) PCI loans were measured at fair value at acquisition and did not have an associated allowance for loan loss as of December 31, 2014.

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

	December 31, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$434,893	$—	$1,754	$1,576	$24	$438,247
1-4 Family Residential	643,498	1,403	1,636	4,915	3,958	655,410
Commercial	620,117	—	—	14,988	105	635,210
Commercial Loans	204,775	716	1,738	27,681	7,617	242,527
Municipal Loans	286,415	—	1,063	637	—	288,115
Loans to Individuals	170,558	2	—	478	1,206	172,244
Total	$2,360,256	$2,121	$6,191	$50,275	$12,910	$2,431,753

(1) Includes PCI loans comprised of $95,000 special mention, $3.6 million substandard, and $9.9 million doubtful as of December 31, 2015.

	December 31, 2014
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful	Total
Real Estate Loans:
Construction	$260,183	$862	$1,394	$5,363	$28	$267,830
1-4 Family Residential	677,559	1,453	1,706	9,167	1,010	690,895
Commercial	455,394	2,416	2,569	7,792	—	468,171
Commercial Loans	199,306	781	1,044	25,102	227	226,460
Municipal Loans	256,543	—	—	949	—	257,492
Loans to Individuals	269,204	16	—	871	194	270,285
Total	$2,118,189	$5,528	$6,713	$49,244	$1,459	$2,181,133

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At December 31, 2015	At December 31, 2014
Nonaccrual loans (1)	$20,526	$4,096
Accruing loans past due more than 90 days (1)	3	4
Restructured loans (2)	11,143	5,874
Other real estate owned	744	1,738
Repossessed assets	64	565
Total Nonperforming Assets	$32,480	$12,277

(1) Excludes PCI loans measured at fair value at acquisition.
(2) Includes $7.5 million in PCI loans restructured during the year ended December 31, 2015.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $67,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2015.

The following table sets forth the recorded investment in nonaccrual by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	December 31, 2015	December 31, 2014
Real Estate Loans:
Construction	$508	$716
1-4 Family Residential	1,847	2,017
Commercial	2,816	675
Commercial Loans	13,896	416
Loans to Individuals	1,459	272
Total	$20,526	$4,096

(1) Excludes PCI loans measured at fair value at acquisition.

Accruing loans past due more than 90 days were not significant at December 31, 2015 or 2014.
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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,320	$508	$12
1-4 Family Residential	1,842	1,751	25
Commercial	4,756	4,636	137
Commercial Loans	29,844	21,385	4,599
Municipal Loans	637	637	13
Loans to Individuals	288	257	105
Total (1)	$38,687	$29,174	$4,891

(1) Includes of $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date.

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$3,183	$2,461	$43
1-4 Family Residential	4,023	3,854	108
Commercial	1,622	1,605	26
Commercial Loans	1,162	1,011	242
Municipal Loans	699	699	14
Loans to Individuals	321	310	103
Total (1)	$11,010	$9,940	$536

(1) PCI loans are excluded from this table as there was no evidence of further deterioration in credit quality as of December 31, 2014 that would indicate it was probable that our recorded investment in these loans would not be recoverable.

There were no impaired loans recorded without an allowance for the years ended December 31, 2015 or 2014.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$121	$258	$208	$587	$437,660	$438,247
1-4 Family Residential	3,703	781	1,080	5,564	649,846	655,410
Commercial	359	1,289	361	2,009	633,201	635,210
Commercial Loans	527	138	335	1,000	241,527	242,527
Municipal Loans	—	—	—	—	288,115	288,115
Loans to Individuals	2,457	608	285	3,350	168,894	172,244
Total	$7,167	$3,074	$2,269	$12,510	$2,419,243	$2,431,753

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$376	$42	$716	$1,134	$266,696	$267,830
1-4 Family Residential	3,511	509	2,017	6,037	684,858	690,895
Commercial	1,203	—	675	1,878	466,293	468,171
Commercial Loans	397	3	416	816	225,644	226,460
Municipal Loans	—	—	—	—	257,492	257,492
Loans to Individuals	362	66	276	704	269,581	270,285
Total	$5,849	$620	$4,100	$10,569	$2,170,564	$2,181,133

(1) Includes PCI loans measured at fair value.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$1,518	$—	$1,346	$4	$1,707	$—
1-4 Family Residential	3,410	61	3,511	67	2,915	76
Commercial	3,323	64	2,173	52	1,972	72
Commercial Loans	13,807	256	1,286	26	1,935	19
Municipal Loans	824	37	750	41	292	16
Loans to Individuals	725	4	1,920	3	3,149	449
Total	$23,607	$422	$10,986	$193	$11,970	$632

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

The following tables set forth the recorded balance at December 31, 2015 and 2014 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Year Ended December 31, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family Residential	$—	$80	$255	$335	3
Commercial	438	—	1,290	1,728	4
Commercial Loans	13,249	—	7,507	20,756	12
Loans to Individuals	60	—	130	190	14
Total	$13,747	$80	$9,182	$23,009	33

	Year Ended December 31, 2014
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$1,746	$—	$—	$1,746	1
1-4 Family Residential	—	280	374	654	3
Commercial	558	—	391	949	3
Commercial Loans	291	—	172	463	6
Loans to Individuals	5	10	68	83	8
Total	$2,600	$290	$1,005	$3,895	21

(1)	These modifications may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.

The majority of loans restructured as TDRs during the year ended December 31, 2015 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2015 and 2014 were not significant. During the year ended December 31, 2015, a $12.4 million commercial loan, previously impaired and placed in nonaccrual status was restructured as a TDR. In addition, a $7.5 million PCI commercial loan was restructured as a TDR during the year ended December 31, 2015 and resulted in additional provision of approximately $633,000. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the year ended December 31, 2015, there were $627,000 of TDRs currently in default. For the year ended December 31, 2014, there were no material TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At December 31, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	December 31, 2015	December 31, 2014
Outstanding principal balance	$27,644	$32,572
Carrying amount	$18,620	$21,346

The following table presents the changes of the accretable yield during the period for PCI loans (in thousands):

	December 31, 2015	December 31, 2014
Balance at beginning of period	$1,820	$—
Additions	—	—
Additions due to acquisition	—	1,898
Reclassifications from Nonaccretable Discount	2,739	—
Accretion	(2,066)	(78)
Balance at end of period	$2,493	$1,820

7. PREMISES AND EQUIPMENT

	December 31, 2015	December 31, 2014
	(in thousands)
Premises	$124,626	$121,740
Furniture and equipment	35,069	36,045
	159,695	157,785
Less: accumulated depreciation	51,766	44,925
Total	$107,929	$112,860

During the years ended December 31, 2015 and 2014, assets with accumulated depreciation of $1.2 million and $614,000, respectively, were written off.

Depreciation expense was $8.1 million, $3.3 million, and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. DEPOSITS

	December 31, 2015	December 31, 2014
	(in thousands)
Noninterest bearing demand deposits:
Private accounts	$651,992	$640,450
Public accounts	20,478	20,564
Total noninterest bearing demand deposits	672,470	661,014
Interest bearing deposits:
Private accounts:
Savings deposits	233,157	226,267
Money market demand deposits	341,432	379,149
Platinum money market deposits	323,526	291,473
Interest bearing checking	177,409	11,863
NOW demand deposits	253,041	409,737
Certificates and other time deposits of $250,000 or more	57,209	60,408
Certificates and other time deposits under $250,000	498,901	493,125
Total private accounts	1,884,675	1,872,022
Public accounts:
Savings deposits	15	9
Money market demand deposits	22,518	22,656
Platinum money market deposits	383,716	398,333
Interest bearing checking	6,679	35
NOW demand deposits	151,974	132,909
Certificates and other time deposits of $250,000 or more	311,824	268,302
Certificates and other time deposits under $250,000	21,536	19,137
Total public accounts	898,262	841,381
Total interest bearing deposits	2,782,937	2,713,403
Total deposits	$3,455,407	$3,374,417
For the years ended December 31, 2015, 2014 and 2013, interest expense on time deposits of $250,000 or more was $1.4 million, $1.1 million and $1.4 million, respectively.
At December 31, 2015, the scheduled maturities of certificates and other time deposits, including public accounts, were as follows (in thousands):

2016	$501,440
2017	160,560
2018	136,379
2019	47,368
2020	37,875
2021 and thereafter	5,848
$889,470
At December 31, 2015, we had $85.3 million in brokered certificates of deposit (“CDs”) that represented 2.5% of our deposits.   Approximately $64.6 million of our brokered CDs were non-callable with a weighted average cost of 56 basis points and remaining maturities of five to thirteen months. The remaining $20.7 million were long terms CDs that mature within five years and have short-term calls that we control. These brokered CDs are reflected in the CDs under $250,000 category.  At December 31, 2014, we had $23.4 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.
At December 31, 2015 and 2014, we had approximately $11.6 million and $10.7 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $637,000 and $2.8 million at December 31, 2015 and 2014, respectively.

9. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2015	2014
	(dollars in thousands)
Federal funds purchased and repurchase agreements
Balance at end of period	$2,429	$4,237
Average amount outstanding during the period (1)	2,277	1,886
Maximum amount outstanding during the period (2)	2,429	4,237
Weighted average interest rate during the period (3)	0.1%	0.2%
Interest rate at end of period	0.1%	1.4%

FHLB advances
Balance at end of period	$645,407	$297,368
Average amount outstanding during the period (1)	382,417	62,240
Maximum amount outstanding during the period (2)	656,431	297,368
Weighted average interest rate during the period (3)	0.3%	0.9%
Interest rate at end of period	0.5%	0.4%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at December 31, 2015, we had one outstanding letter of credit for $195,000. At December 31, 2015, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $606.9 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2015 or 2014.  Southside Bank obtained no letters of credit from FHLB as collateral for its public fund deposits.

Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $2.4 million and $4.2 million at December 31, 2015 and 2014, respectively, and had maturities of less than one year.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

10. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2015	2014
	(dollars in thousands)
FHLB advances
Balance at end of period	$502,281	$600,052
Weighted average interest rate during the period (1)	1.3%	1.4%
Interest rate at end of period	1.3%	1.3%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	2.4%	2.4%
Interest rate at end of period	2.6%	2.3%

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2015 are as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
FHLB advances	$1,093	$288,808	$78,288	$42,348	$76,016	$15,728	$502,281
Long-term debt	—	—	—	—	—	60,311	60,311
Total long-term obligations	$1,093	$288,808	$78,288	$42,348	$76,016	$76,039	$562,592
FHLB advances represent borrowings with fixed interest rates ranging from 0.8% to 5.0% and with maturities of one to thirteen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and MBS.
During the fourth quarter of 2015, the Company entered into a $20.0 million variable rate advance agreement with FHLB to pay one-month LIBOR plus 0.17%. In addition, the Company entered into an interest rate swap contract that is treated as a cash flow hedge under ASC 815 that effectively converted the variable rate advance to a fixed interest rate of 1.529% for five years. The cash flows of the swap are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Proceeds were used for general corporate purposes.

	Years Ended December 31,
	2015	2014
	(in thousands)
Long-term debt
Southside Statutory Trust III Due 2033 (1)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (2)	23,196	23,196
Southside Statutory Trust V Due 2037 (3)	12,887	12,887
Magnolia Trust Company I Due 2035 (4)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	This debt carries an adjustable rate of 3.5467% through March 30, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(2)
This debt carried an adjustable rate of 1.6219% through January 29, 2016 and reset to 1.9156% through April 29, 2016. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(3)	This debt carries an adjustable rate of 2.762% through March 14, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(4)
This debt carried an adjustable rate of 2.1776% through February 22, 2016 and reset to 2.4182% through May 22, 2016. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

11. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 17 of its executive officers, which generally provide for payment of an aggregate amount of $6.1 million over a maximum period of 15 years after retirement or death. Of the 17 executives included in the agreements, payments have commenced to five former executives and/or their beneficiaries. In addition, one active executive was eligible for retirement at December 31, 2015. Three executive officers became eligible to receive payments in 2016 as a result of the acceptance of an early retirement package offered in late December of 2015. Payments to these three executives will commence in 2016. Deferred compensation expense was $553,000, $224,000 and $589,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015 and 2014, the deferred compensation plan liability totaled $3.9 million and $3.8 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $6.0 million, $4.6 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  Premiums paid will be billed at the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) rates.  There were two retirees participating in the health insurance plan as of December 31, 2015. There were no retirees participating as of December 31, 2014 or 2013.
Employee Stock Ownership Plan
We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $350,000 to the ESOP for the year ended December 31, 2015 and $250,000 for each of the years ended December 31, 2014 and 2013.  At December 31, 2015 and 2014, the ESOP owned 310,646 and 351,936 shares of common stock, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.
Long-term Disability
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
Split Dollar Agreements
We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  During 2013, death benefits of approximately $1.1 million were paid pursuant to such agreements. As of December 31, 2015, the expected death benefits total $5.0 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $28,000, $7,000 and $26,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  For the years ended December 31, 2015 and 2014, the split dollar liability totaled $1.9 million and $1.6 million, respectively.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2015, 2014 and 2013, expense attributable to the 401(k) Plan amounted to $447,000, $171,000 and $227,000, respectively.

Pension Plans
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

Plan assets included 223,615 shares of our stock at December 31, 2015 and 2014.  Our stock included in the Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends.  During 2015, our funded status improved and at December 31, 2015, we had an unfunded status of $3.7 million compared to an unfunded status of $4.3 million at December 31, 2014. The improvement was a result of an increase in the discount rate and the updated mortality assumption at December 31, 2015 compared to December 31, 2014, partially offset by lower than expected returns on the fair value of plan assets since December 31, 2014. Additionally, the Plan provided special and contractual termination benefits of $176,000 to an employee that accepted an early retirement package during the year ended December 31, 2015.

In late December 2015, we offered an early retirement package to 24 of our employees, of which 16 accepted the early retirement offer by the acceptance deadline of January 29, 2016.

In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan ( “the Acquired Plan”) which was remeasured at fair value. The Acquired Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Plan were frozen. No further benefits will be earned by employees after that date. In addition, no new participants may be added to the Acquired Plan after December 31, 2006. During 2015, our funded status improved and at December 31, 2015, we had an unfunded status of $945,000 compared to an unfunded status of $1.5 million at December 31, 2014. The improvement was primarily a result of an increase in the discount rate.

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

We use a measurement date of December 31 for our plans.

	2015			2014			2013
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$84,050	$5,977	$13,259	$70,046	$—	$10,848	$78,002	$9,801
Service cost	1,838	—	334	1,697	—	275	2,118	298
Interest cost	3,410	238	668	3,497	—	563	3,155	468
Actuarial (gain) loss	(6,777)	(753)	(1,968)	13,146	—	1,813	(11,642)	344
Benefits paid	(2,590)	(28)	(269)	(4,118)	—	(240)	(1,776)	(120)
Expenses paid	(67)	(30)	—	(175)	—	—	(111)	—
Plan acquired through acquisition (1)	—	—	—	—	5,977	—	—	—
Plan amendments	—	—	—	(43)	—	—	300	57
Settlements	—	(719)	—	—	—	—	—	—
Special and contractual termination benefits	176	—	—	—	—	—	—	—
Benefit obligation at end of year	80,040	4,685	12,024	84,050	5,977	13,259	70,046	10,848
Change in Plan Assets:
Fair value of plan assets at end of prior year	79,730	4,512	—	78,990	—	—	63,165	—
Actual return	(718)	5	—	5,033	—	—	12,712	—
Employer contributions	—	—	269	—	—	240	5,000	120
Benefits paid	(2,590)	(28)	(269)	(4,118)	—	(240)	(1,776)	(120)
Expenses paid	(67)	(30)	—	(175)	—	—	(111)	—
Settlements	—	(719)	—	—	—	—	—	—
Plan acquired through acquisition (1)	—	—	—	—	4,512	—	—	—
Fair value of plan assets at end of year	76,355	3,740	—	79,730	4,512	—	78,990	—
(Un)Funded status at end of year	(3,685)	(945)	(12,024)	(4,320)	(1,465)	(13,259)	8,944	(10,848)
Accrued benefit (liability) asset recognized	$(3,685)	$(945)	$(12,024)	$(4,320)	$(1,465)	$(13,259)	$8,944	$(10,848)
Accumulated benefit obligation at end of year	$69,737	$4,685	$10,290	$71,201	$5,977	$10,811	$57,283	$8,088

(1)	Defined benefit plan acquired with the acquisition of Omni on December 17, 2014.

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	2015			2014		2013
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Recognition of net loss	$1,505	$—	$943	$543	$499	$2,197	$590
Recognition of prior service (credit) cost	(23)	—	7	(19)	5	(42)	(1)
Recognition of gain due to settlement	—	(62)	—	—	—	—	—
Net gain (loss) occurring during the year	375	463	1,968	(13,761)	(1,813)	19,559	(344)
Net prior service credit (cost) occurring during the year	—	—	—	43	—	(300)	(57)
	1,857	401	2,918	(13,194)	(1,309)	21,414	188
Deferred tax (expense) benefit	(650)	(141)	(1,021)	4,618	458	(7,495)	(66)
Other comprehensive income (loss), net of tax	$1,207	$260	$1,897	$(8,576)	$(851)	$13,919	$122

Net amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2015 and 2014 were as follows (in thousands):

	2015			2014
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net loss	$1,505	$—	$943	$543	$499
Prior service (credit) cost	(23)	—	7	(19)	5
Gain recognized due to settlement	—	(62)	—	—	—
	1,482	(62)	950	524	504
Deferred tax (expense) benefit	(519)	22	(333)	(183)	(176)
Accumulated other comprehensive income (loss), net of tax	$963	$(40)	$617	$341	$328

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2015 and 2014 were as follows (in thousands):

	2015			2014
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Net (loss) gain	$(25,956)	$401	$(2,816)	$(27,836)	$(5,727)
Prior service credit (cost)	40	—	(44)	62	(50)
	(25,916)	401	(2,860)	(27,774)	(5,777)
Deferred tax benefit	9,071	(141)	1,001	9,721	2,022
Accumulated other comprehensive (loss) income, net of tax	$(16,845)	$260	$(1,859)	$(18,053)	$(3,755)

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2015, 2014 and 2013 included the following components (in thousands):

	2015	2014	2013
Defined Benefit Pension Plan
Service cost	$1,838	$1,697	$2,118
Interest cost	3,410	3,497	3,155
Expected return on assets	(5,684)	(5,648)	(4,795)
Net loss amortization	1,505	543	2,197
Prior service credit amortization	(23)	(19)	(42)
Special and contractual termination benefits	176	—	—
Net periodic benefit cost	$1,222	$70	$2,633
Defined Benefit Pension Plan Acquired
Service cost	$—	$—	$—
Interest cost	238	—	—
Expected return on assets	(294)	—	—
Net loss amortization	—	—	—
Prior service credit amortization	—	—	—
Gain recognized due to settlement	(62)	—	—
Net periodic benefit cost	$(118)	$—	$—
Restoration Plan
Service cost	$334	$275	$298
Interest cost	668	563	468
Net loss amortization	943	499	590
Prior service cost (credit) amortization	7	5	(1)
Net periodic benefit cost	$1,952	$1,342	$1,355

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,408	$—	$214
Prior service (credit) cost	(23)	—	6
	1,385	—	220
Deferred tax benefit	(485)	—	(77)
Accumulated other comprehensive loss, net of tax	$900	$—	$143
The Plan and Acquired Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations in active markets for identical assets, market quotations for similar assets in active or non-active markets or the net asset value (NAV) provided by the plan administrator.  The Plans' obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Plans' obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.

In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2015.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

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

At December 31, 2015 and 2014, the assumptions used to determine the benefit obligation were as follows:

	2015			2014
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Discount rate	4.56%	4.56%	4.56%	4.14%	4.14%	4.14%
Compensation increase rate	3.50%	—	3.50%	3.50%	—	3.50%

For the years ended December 31, 2015, 2014, and 2013, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2015	2014	2013
Defined Benefit Pension Plan
Discount rate	4.14%	5.06%	4.08%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	3.50%	4.50%	4.50%
Defined Benefit Pension Plan Acquired
Discount rate	4.14%	—	—
Expected long-term rate of return on plan assets	7.25%	—	—
Compensation increase rate	—	—	—
Restoration Plan
Discount rate	4.14%	5.06%	4.08%
Compensation increase rate	3.50%	4.50%	4.50%

Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of SSB Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

The major categories of assets in our Plan and the Acquired Plan are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 12 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	December 31,
	2015		2014
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired
Level 1:	(in thousands)
Cash	$588	$—	$2,176	$—
Equity Securities:
U.S. large cap (1)	26,098	—	25,550	752
U.S. mid cap (2)	7,527	—	7,653	387
U.S. small cap (3)	6,186	—	7,000	1,159
Fixed Income Securities:
Corporate bonds (4)	—	—	—	357
International developed (5)	2,975	—	3,320	340
International emerging (2)	1,108	—	1,302	359
Level 2:
Cash Equivalents	13,491	—	17,548	—
Equity Securities:
U.S. large cap	—	1,231	—	382
U.S. mid cap	—	157	—	415
U.S. small cap	—	156	—	—
International	—	514	—	—
Fixed Income Securities:
Corporate bonds (4)	1,443	376	794	—
U.S. government agencies (4)	9,116	—	3,583	—
Municipal bonds (4)	7,365	—	10,202	—
U.S. agency mortgage-backed securities (6)	458	—	602	361
Asset-backed securities (7)	—	729	—	—
Real estate (8)	—	189	—	—
Balanced Asset Allocation (9)	—	189	—	—
Other (10)	—	199	—	—
Total fair value of plan assets	$76,355	$3,740	$79,730	$4,512

(1)	This category is comprised of individual securities that are actively managed and a broadly diversified "passive" mutual fund.

(2)	This category is comprised of broadly diversified ‘passive’ mutual funds.

(3)	For the defined benefit pension plan, this category is comprised primarily of Southside Bancshares stock that is owned in the Plan and a broadly diversified "passive" mutual fund.

(4)
This category is comprised of individual investment grade securities that are generally held to maturity in the Plan. The Acquired Plan assets in this category consist of investment grade and below investment grade bonds.

(5)	This category is comprised of a broadly ‘passive’ mutual fund.

(6)	This category is comprised of individual securities that are generally not held to maturity.

(7)	This category is mainly comprised of asset backed securities, residential mortgage backed securities, commercial mortgage backed securities and corporate bonds.

(8)	This category is comprised of commercial real estate and includes mortgage loans which are backed by the associated properties.

(9)	This category is comprised of a combination of fixed income and equity investment options.

(10)
This category is comprised of a broad range of instruments including, but not limited to, equities, bonds, currencies, convertible securities and derivatives such as futures, options, swaps and forwards.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2015 or 2014.  Due to asset allocation model changes, there were transfers between Level 1 and Level 2 during the year ended December 31, 2015.

Our overall investment strategy is to realize long-term growth of the plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 55.0% equities, 44.5% fixed income and 0.5% cash equivalents.  Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, and value and growth securities.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include U.S. Treasury securities, agencies, CDs, corporate bonds, and MBS. The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds, primarily because of the superior diversification they provide, are used to provide specific international developed and emerging market exposure.

As of December 31, 2015, expected future benefit payments related to our defined benefit pension plan, defined benefit pension plan acquired and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
2016	$2,921	$112	$346
2017	3,243	56	570
2018	3,565	67	618
2019	3,779	76	668
2020	3,980	230	726
2021 through 2025	22,707	842	4,406
	$40,195	$1,383	$7,334
We expect to contribute $3.0 million to the Plan in 2016. We expect to contribute approximately $258,000 to our restoration plan in 2016. We do not expect to make additional contributions to the Acquired Plan in 2016.
Share-based Incentive Plans
2009 Incentive Plan
On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,407,103 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the years ended December 31, 2015 and 2013, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan. There were no awards granted during 2014.
As of December 31, 2015, there were 520,756 unvested awards outstanding.  For the year ended December 31, 2015, there was $1.4 million of share-based compensation expense related to the 2009 Incentive Plan.  For the year ended December 31, 2015, there was $488,000 of income tax benefit related to the stock compensation expense. As of December 31, 2014, there were 244,147 unvested awards outstanding. As of December 31, 2013, there were 437,578 unvested awards outstanding.  There was share-based compensation expense and income tax benefit for the year ended December 31, 2014 of $1.1 million and $379,000, respectively. There was share-based compensation expense and income tax benefit for the year ended December 31, 2013 of $911,000 and $319,000, respectively.
As of December 31, 2015 and December 31, 2014, there was $4.0 million and $1.8 million of unrecognized compensation cost related to the 2009 Incentive Plan, respectively.  The remaining cost at December 31, 2015 is expected to be recognized over a weighted-average period of 2.92 years.  There was $3.2 million unrecognized compensation expense related to the 2009 Incentive Plan as of December 31, 2013.
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
Shares issued in connection with stock compensation awards are issued from available authorized shares and not from treasury shares.  During 2015, 28,651 shares were issued in connection with stock compensation awards. During 2014 and 2013, 88,908 shares and 33,802 shares, respectively, were issued in connection with stock compensation awards.

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSO's pursuant to the 2009 plan:

	Years Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value per option	$6.29	$—	$8.58
Weighted-average assumptions:
Risk-free interest rates	2.01%	—	2.23%
Expected dividend yield	3.24%	—	3.10%
Expected volatility factors of the market price of Southside Bancshares common stock	30.91%	—	40.88%
Expected option life (in years)	6.3	—	6.9
A combined summary of activity in our share-based plans as of December 31, 2015 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2015	821,604	31,753	$21.75	419,334	$19.88	$6.00
Granted	(427,587)	57,482	27.63	370,105	28.08	6.29
Stock options exercised	—	—	—	(12,895)	18.27	5.45
Stock awards vested	—	(16,497)	20.33	—	—	—
Forfeited	32,018	(3,324)	25.14	(28,694)	24.29	6.69
Canceled/expired	1,254	—	—	(1,254)	24.62	7.78
Balance, December 31, 2015	427,289	69,414	$26.79	746,596	$23.79	$6.12
Other information regarding options outstanding and exercisable as of December 31, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$15.79	-	20.00	248,088	$17.11	6.08	219,829	$16.98
20.01	-	25.00	142,574	24.62	7.92	75,425	24.62
25.01	-	28.51	355,934	28.12	9.39	—	—
Total			746,596	$23.79	8.01	295,254	$18.93
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1.7 million and $1.5 million at December 31, 2015, respectively.
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $119,000, $1.0 million and $97,000, respectively.
Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $236,000, $1.2 million and $206,000, respectively.  The tax benefit realized for the deductions related to stock awards was $75,000 and $65,000 for the years ended December 31, 2015 and 2013, respectively. The tax expense related to stock awards was $76,000 for the year ended December 31, 2014.

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
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2015.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis include the following at December 31, 2015 and 2014.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2015 and 2014, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2015:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$103,587	$103,587	$—	$—
State and Political Subdivisions	244,246	—	244,246	—
Other Stocks and Bonds	12,790	—	12,790	—
Other Equity Securities	6,016	6,016	—	—
Mortgage-backed Securities: (1)
Residential	588,502	—	588,502	—
Commercial	505,351	—	505,351	—
Total recurring fair value measurements	$1,460,492	$109,603	$1,350,889	$—

Nonrecurring fair value measurements
Foreclosed assets	$808	$—	$—	$808
Impaired loans (2)	24,283	—	—	24,283
Total nonrecurring fair value measurements	$25,091	$—	$—	$25,091

	As of December 31, 2014:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$14,906	$14,906	$—	$—
U.S. Government Agency Debentures	4,828	—	4,828	—
State and Political Subdivisions	267,684	—	267,684	—
Other Stocks and Bonds	13,239	—	13,239	—
Other Equity Securities	6,049	6,049	—	—
Mortgage-backed Securities: (1)
Residential	964,298	—	964,298	—
Commercial	177,704	—	177,704	—
Total recurring fair value measurements	$1,448,708	$20,955	$1,427,753	$—

Nonrecurring fair value measurements
Foreclosed assets	$2,303	$—	$—	$2,303
Impaired loans (2)	9,404	—	—	9,404
Total nonrecurring fair value measurements	$11,707	$—	$—	$11,707

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.
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
Investment and mortgage-backed securities held to maturity – Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.
FHLB stock and other investments – The carrying amount of FHLB stock and other investments is a reasonable estimate of those assets’ fair value.
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
The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$80,975	$80,975	$80,975	$—	$—
Investment securities:
Held to maturity, at carrying value	385,496	397,194	—	397,194	—
Mortgage-backed securities:
Held to maturity, at carrying value	398,800	402,569	—	402,569	—
FHLB stock and other investments, at cost	56,509	56,509	—	56,509	—
Loans, net of allowance for loan losses	2,412,017	2,364,968	—	—	2,364,968
Loans held for sale	3,811	3,811	—	3,811	—
Financial Liabilities:
Retail deposits	$3,455,407	$3,449,002	$—	$3,449,002	$—
Federal funds purchased and repurchase agreements	2,429	2,429	—	2,429	—
FHLB advances	1,147,688	1,143,218	—	1,143,218	—
Long-term debt	60,311	43,695	—	43,695	—

		Estimated Fair Value
December 31, 2014	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$84,655	$84,655	$84,655	$—	$—
Investment securities:
Held to maturity, at carrying value	388,823	400,248	—	400,248	—
Mortgage-backed securities:
Held to maturity, at carrying value	253,496	261,339	—	261,339	—
FHLB stock and other investments, at cost	43,871	43,871	—	43,871	—
Loans, net of allowance for loan losses	2,167,841	2,140,088	—	—	2,140,088
Loans held for sale	2,899	2,899	—	2,899	—
Financial Liabilities:
Retail deposits	$3,374,417	$3,369,784	$—	$3,369,784	$—
Federal funds purchased and repurchase agreements	4,237	4,237	—	4,237	—
FHLB advances	897,420	886,087	—	886,087	—
Long-term debt	60,311	43,860	—	43,860	—

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

13. SHAREHOLDERS' EQUITY
Cash dividends declared and paid were $1.00, $0.96 and $0.91 per share for the years ended December 31, 2015, 2014 and 2013, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2015, we exceeded all regulatory minimum capital requirements.
As of December 31, 2015, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%
As of December 31, 2014:
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$398,798	16.12%	$98,932	4.00%	N/A	N/A
Bank Only	$384,009	15.55%	$98,751	4.00%	$148,127	6.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$412,893	16.69%	$197,863	8.00%	N/A	N/A
Bank Only	$398,104	16.13%	$197,503	8.00%	$246,878	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$398,798	11.35%	$140,492	4.00%	N/A	N/A
Bank Only	$384,009	10.95%	$140,329	4.00%	$175,412	5.00%
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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2015, 49,908 shares were sold under this plan at an average price of $27.46 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2014, 40,142 shares were sold under this plan at an average price of $30.23 per share, reflective of other trades at the time of each sale.

We have a Common Stock Repurchase Plan. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and those of Southside Bank and may, at their discretion, modify or discontinue the plan.   During 2013, 90,300 shares of

common stock were purchased under this plan at a cost of $1.9 million. There were no additional purchases of shares of common stock under this plan during 2014.

15. INCOME TAXES
The income tax expense (benefit) included in the accompanying statements of income consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current income tax (benefit) expense	$10,671	$(1,239)	$6,041
Deferred income tax (benefit) expense	(3,392)	(925)	(944)
Income tax (benefit) expense	$7,279	$(2,164)	$5,097
The components of the net deferred tax asset (liability) as of December 31, 2015 and 2014 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$6,907	$
Retirement and other benefit plans		(2,220)
Unrealized gains on securities available for sale		(1,298)
Premises and equipment		(5,797)
Core deposit intangible		(2,213)
Fair value adjustment on loans	5,143
Fair value adjustment on time deposits	302
Alternative minimum tax credit	7,465
Unfunded status of defined benefit plan	9,931
State business tax credit	622
Stock-based compensation	841
Other	220
Gross deferred tax assets (liabilities)	31,431	(11,528)
Net deferred tax asset at December 31, 2015	$19,903

Allowance for loan losses	$4,625	$
Retirement and other benefit plans		(3,250)
Unrealized losses on securities available for sale		(5,112)
Premises and equipment		(7,033)
Core deposit intangible		(2,963)
Fair value adjustment on loans	6,381
Fair value adjustment on time deposits	767
Alternative minimum tax credit	5,613
Unfunded status of defined benefit plan	11,743
State business tax credit	639
Stock-based compensation	494
Other	803
Gross deferred tax assets (liabilities)	31,065	(18,358)
Net deferred tax asset at December 31, 2014	$12,707

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$17,946	35.0%	$6,348	34.0%	$15,738	34.0%
Increase (decrease) in taxes from:
Tax exempt interest	(9,975)	(19.5)%	(9,942)	(53.3)%	(10,298)	(22.2)%
Bank owned life insurance	(914)	(1.8)%	(451)	(2.4)%	(1,059)	(2.3)%
Share based compensation	(75)	(0.1)%	766	4.1%	—	—%
Acquisition costs	—	—%	787	4.2%	—	—%
State business tax	—	—%	146	0.8%	350	0.7%
Other, net	297	0.6%	182	1.0%	366	0.8%
Income tax (benefit) expense	$7,279	14.2%	$(2,164)	(11.6)%	$5,097	11.0%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.  No valuation allowance for deferred tax assets was recorded at December 31, 2015 or 2014 as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at December 31, 2015 or 2014.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At December 31, 2015	At December 31, 2014
Unused commitments:
Commitments to extend credit	$546,660	$373,255
Standby letters of credit	7,752	6,222
Total	$554,412	$379,477

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2015 were as follows (in thousands):

2016	$1,988
2017	1,523
2018	1,245
2019	861
2020	580
Thereafter	267
$6,464

Rent expense for branch facilities was $2.5 million, $1.6 million, and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Rent expense for leased equipment was $297,000, $235,000, and $251,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

We acquired a 202,000 square-foot office building in Fort Worth, Texas upon completion of the Omni acquisition that is used for a branch location and certain bank operations. We occupy approximately 42,000 square feet of the building and lease the remaining space to various tenants. Gross rental income from these leases of $2.8 million and $116,000 was recognized for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, non-cancelable operating leases for the building with future minimum lease payments are as follows (in thousands):

2016	$3,093
2017	2,746
2018	2,023
2019	1,684
2020	1,572
Thereafter	4,002
$15,120

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $19.4 million and $6.0 million of unsettled trades to purchase securities at December 31, 2015 and December 31, 2014, respectively.  There were $9.3 million and $57.2 million unsettled trades to sell securities at December 31, 2015 and December 31, 2014, respectively.

Deposits. There were no unsettled issuances of brokered CDs at December 31, 2015 or December 31, 2014.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

17. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 37.9% of this group represents loans collateralized by residential dwellings that are primarily owner-occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non owner-occupied commercial real estate.  We currently have a concentration of credit risk greater than 10% of loans secured by retail investment real estate properties, such as shopping malls and strip centers. Additionally, the oil and gas industry remains a component of the East Texas economy and as such the health of the oil and gas industry may have an effect on our business.  Our oil and gas exposure in the loan portfolio remained minimal at 1.34% of the loan portfolio at December 31, 2015.

The medical community is another significant portion of our loan portfolio.  Medical loan types include commercial loans and commercial real estate loans.  Collateral for these loans varies depending on the type of loan and financial strength of the borrower.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.  The medical community represents a concentration of risk in our Commercial loan and Commercial Real Estate loan portfolio.  See “Item 1.  Business – Market Area.”  We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties.  Should the government change the amount it pays the medical community through the various government health insurance programs or if new government regulation impacts the profitability of the medical community, the medical community could be adversely impacted which in turn could result in higher default rates by borrowers in the medical industry.

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

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2015	2014
ASSETS
Cash and due from banks	$1,766	$11,696
Investment in bank subsidiaries at equity in underlying net assets	494,130	466,374
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	7,282	9,998
TOTAL ASSETS	$505,004	$489,894
LIABILITIES
Long-term debt	$60,311	$60,311
Other liabilities	631	4,340
TOTAL LIABILITIES	60,942	64,651
SHAREHOLDERS' EQUITY
Common stock ($1.25 par, 40,000,000 shares authorized, 27,865,798 shares issued in 2015 and 26,578,127 shares issued in 2014)	34,832	33,223
Paid-in capital	424,078	389,886
Retained earnings	41,527	55,396
Treasury stock (2,469,638 shares at cost)	(37,692)	(37,692)
Accumulated other comprehensive loss	(18,683)	(15,570)
TOTAL SHAREHOLDERS' EQUITY	444,062	425,243
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$505,004	$489,894

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
INCOME	(in thousands)
Dividends from subsidiary	$17,600	$177,000	$15,000
Interest income	44	53	43
TOTAL INCOME	17,644	177,053	15,043
EXPENSE
Interest expense	1,455	1,424	1,449
Other	3,193	16,144	2,461
TOTAL EXPENSE	4,648	17,568	3,910
Income before income tax expense	12,996	159,485	11,133
Income tax benefit	1,612	4,043	1,315
Income before equity in undistributed earnings of subsidiaries	14,608	163,528	12,448
Equity in undistributed earnings of subsidiaries	29,389	(142,695)	28,742
NET INCOME	$43,997	$20,833	$41,190

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$43,997	$20,833	$41,190
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(29,389)	142,695	(28,742)
Decrease (increase) in other assets	2,716	(6,477)	1,032
(Decrease) increase in other liabilities	(3,709)	3,904	319
Net cash provided by operating activities	13,615	160,955	13,799
INVESTING ACTIVITIES:
Investment in subsidiaries	(10)	—	—
Net cash paid for acquisition	—	(136,078)	—
Dissolution of subsidiaries	—	—	1,153
Net cash (used in) provided by investing activities	(10)	(136,078)	1,153
FINANCING ACTIVITIES:
Purchase of common stock	—	—	(1,899)
Proceeds from issuance of common stock	1,536	2,287	1,551
Dividends paid	(25,071)	(17,919)	(16,088)
Payments for other financing activities	—	(599)	—
Net cash used in financing activities	(23,535)	(16,231)	(16,436)
Net (decrease) increase in cash and cash equivalents	(9,930)	8,646	(1,484)
Cash and cash equivalents at beginning of year	11,696	3,050	4,534
Cash and cash equivalents at end of year	$1,766	$11,696	$3,050

19. QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$39,964	$38,211	$37,750	$38,607
Interest expense	5,267	4,926	4,845	4,816
Net interest income	34,697	33,285	32,905	33,791
Provision for loan losses	1,951	2,276	268	3,848
Net gain on sale of securities available for sale	204	875	105	2,476
Noninterest income excluding net securities gains	8,611	8,486	8,826	8,312
Noninterest expense	28,431	26,637	28,437	29,449
Income before income tax expense	13,130	13,733	13,131	11,282
Provision for income tax expense	1,438	1,971	1,967	1,903
Net income	11,692	11,762	11,164	9,379
Earnings per common share
Basic	$0.46	$0.46	$0.44	$0.37
Diluted	$0.46	$0.46	$0.44	$0.37

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$29,613	$29,840	$32,086	$32,239
Interest expense	4,259	4,120	4,230	4,347
Net interest income	25,354	25,720	27,856	27,892
Provision for loan losses	3,287	4,868	2,650	4,133
Net gain on sale of securities available for sale	1,170	1,151	498	11
Noninterest income excluding net securities gains	5,979	3,868	6,017	5,795
Noninterest expense	37,079	20,017	20,426	20,182
(Loss) income before income tax expense	(7,863)	5,854	11,295	9,383
Provision for income tax (benefit) expense	(3,918)	(243)	838	1,159
Net (loss) income	(3,945)	6,097	10,457	8,224
(Loss) earnings per common share
Basic	$(0.19)	$0.31	$0.53	$0.41
Diluted	$(0.19)	$0.31	$0.53	$0.41

INDEX TO EXHIBITS

Exhibit No.

2	–
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