Form 10-Q
period 2016-03-31
SOUTHSIDE BANCSHARES INC
filed 2016-04-29
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 25, 2016 was 24,969,676 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$52,324	$54,288
Interest earning deposits	16,130	26,687
Total cash and cash equivalents	68,454	80,975
Securities available for sale, at estimated fair value	1,332,381	1,460,492
Securities held to maturity, at carrying value (estimated fair value of $818,108 and $799,763, respectively)	784,579	784,296
FHLB stock, at cost	47,550	51,047
Other investments	5,501	5,462
Loans held for sale	4,971	3,811
Loans:
Loans	2,443,231	2,431,753
Less: Allowance for loan losses	(21,799)	(19,736)
Net Loans	2,421,432	2,412,017
Premises and equipment, net	107,556	107,929
Goodwill	91,520	91,520
Other intangible assets, net	6,029	6,548
Interest receivable	16,548	22,700
Deferred tax asset	12,512	19,903
Unsettled trades to sell securities	15,039	9,343
Bank owned life insurance	95,718	95,080
Other assets	9,222	10,953
TOTAL ASSETS	$5,019,012	$5,162,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$698,695	$672,470
Interest bearing	2,920,673	2,782,937
Total deposits	3,619,368	3,455,407
Short-term obligations:
Federal funds purchased and repurchase agreements	2,501	2,429
FHLB advances	257,145	645,407
Total short-term obligations	259,646	647,836
Long-term obligations:
FHLB advances	561,990	502,281
Long-term debt	60,311	60,311
Total long-term obligations	622,301	562,592
Unsettled trades to purchase securities	23,920	19,350
Other liabilities	36,201	32,829
TOTAL LIABILITIES	4,561,436	4,718,014

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders’ equity:
Common stock ($1.25 par value, 40,000,000 shares authorized, 27,882,740 shares issued at March 31, 2016 and 27,865,798 shares issued at December 31, 2015)	34,853	34,832
Paid-in capital	424,753	424,078
Retained earnings	49,254	41,527
Treasury stock, at cost (2,913,064 at March 31, 2016 and 2,469,638 at December 31, 2015)	(47,891)	(37,692)
Accumulated other comprehensive loss	(3,393)	(18,683)
TOTAL SHAREHOLDERS’ EQUITY	457,576	444,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,019,012	$5,162,076

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income
Loans	$27,765	$23,916
Investment securities – taxable	214	237
Investment securities – tax-exempt	5,355	5,865
Mortgage-backed securities	9,391	8,462
FHLB stock and other investments	217	93
Other interest earning assets	70	34
Total interest income	43,012	38,607
Interest expense
Deposits	3,256	2,529
Short-term obligations	696	142
Long-term obligations	2,443	2,145
Total interest expense	6,395	4,816
Net interest income	36,617	33,791
Provision for loan losses	2,316	3,848
Net interest income after provision for loan losses	34,301	29,943
Noninterest income
Deposit services	5,085	4,989
Net gain on sale of securities available for sale	2,441	2,476
Gain on sale of loans	643	377
Trust income	855	893
Bank owned life insurance income	674	669
Brokerage services	575	639
Other	1,323	745
Total noninterest income	11,596	10,788
Noninterest expense
Salaries and employee benefits	17,732	18,199
Occupancy expense	3,335	3,199
Advertising, travel & entertainment	685	657
ATM and debit card expense	712	679
Professional fees	1,338	742
Software and data processing expense	749	1,031
Telephone and communications	484	469
FDIC insurance	638	638
Other	3,735	3,835
Total noninterest expense	29,408	29,449

Income before income tax expense	16,489	11,282
Income tax expense	2,973	1,903
Net income	$13,516	$9,379
Earnings per common share – basic	$0.54	$0.37
Earnings per common share – diluted	$0.54	$0.37
Dividends paid per common share	$0.23	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$13,516	$9,379
Other comprehensive income:
Securities available for sale and transferred securities:
Net unrealized holding gains on available for sale securities during the period	27,744	9,520
Change in net unrealized loss on securities transferred to held to maturity	—	—
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	57	282
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(2,441)	(2,476)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(2,244)	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	411	531
Amortization of prior service credit, included in net periodic benefit cost	(4)	(4)
Other comprehensive income, before tax	23,523	7,853
Income tax expense related to other items of comprehensive income	(8,233)	(2,749)
Other comprehensive income, net of tax	15,290	5,104
Comprehensive income	$28,806	$14,483

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net income	—	—	9,379	—	—	9,379
Other comprehensive income	—	—	—	—	5,104	5,104
Issuance of common stock (9,983 shares)	12	292	—	—	—	304
Stock compensation expense	—	273	—	—	—	273
Tax benefits related to stock awards	—	4	—	—	—	4
Net issuance of common stock under employee stock plans	4	60	(11)	—	—	53
Cash dividends paid on common stock ($0.23 per share)	—	—	(5,546)	—	—	(5,546)
Balance at March 31, 2015	$33,239	$390,515	$59,218	$(37,692)	$(10,466)	$434,814

Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
Net income	—	—	13,516	—	—	13,516
Other comprehensive income	—	—	—	—	15,290	15,290
Issuance of common stock (12,030 shares)	15	299	—	—	—	314
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	355	—	—	—	355
Tax expense related to stock awards	—	(12)	—	—	—	(12)
Net issuance of common stock under employee stock plans	6	33	(15)	—	—	24
Cash dividends paid on common stock ($0.23 per share)	—	—	(5,774)	—	—	(5,774)
Balance at March 31, 2016	$34,853	$424,753	$49,254	$(47,891)	$(3,393)	$457,576

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$13,516	$9,379
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,169	2,123
Securities premium amortization (discount accretion), net	4,510	5,264
Loan (discount accretion) premium amortization, net	(799)	(565)
Provision for loan losses	2,316	3,848
Stock compensation expense	355	273
Deferred tax benefit	(812)	(1,535)
Tax expense (benefit) related to stock awards	12	(4)
Net gain on sale of securities available for sale	(2,441)	(2,476)
Net (gain) loss on premises and equipment	(19)	138
Gross proceeds from sales of loans held for sale	17,944	15,176
Gross originations of loans held for sale	(19,104)	(16,373)
Net loss on other real estate owned	152	272
Net change in:
Interest receivable	6,152	5,792
Other assets	590	3,564
Interest payable	291	(66)
Other liabilities	1,243	(3,142)
Net cash provided by operating activities	26,075	21,668

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(135,648)	(279,911)
Sales	251,976	285,326
Maturities, calls and principal repayments	47,407	77,202
Securities held to maturity:
Purchases	(18,922)	—
Maturities, calls and principal repayments	5,168	4,061
Proceeds from redemption of FHLB stock	3,644	—
Purchases of FHLB stock and other investments	(171)	(20)
Net loans originated	(11,420)	6,266
Purchases of premises and equipment	(1,648)	(1,223)
Proceeds from sales of premises and equipment	50	3
Proceeds from sales of other real estate owned	483	548
Proceeds from sales of repossessed assets	311	1,088
Net cash provided by investing activities	141,230	93,340

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2016	2015
FINANCING ACTIVITIES:
Net change in deposits	$164,249	$121,246
Net increase (decrease) in federal funds purchased and repurchase agreements	72	(2,110)
Proceeds from FHLB advances	2,916,882	5,227,768
Repayment of FHLB advances	(3,245,382)	(5,434,204)
Tax (expense) benefit related to stock awards	(12)	4
Net issuance of common stock under employee stock plan	24	53
Purchase of common stock	(10,199)	—
Proceeds from the issuance of common stock	314	304
Cash dividends paid	(5,774)	(5,546)
Net cash used in financing activities	(179,826)	(92,485)

Net (decrease) increase in cash and cash equivalents	(12,521)	22,523
Cash and cash equivalents at beginning of period	80,975	84,655
Cash and cash equivalents at end of period	$68,454	$107,178

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$6,104	$4,881
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$465	$674
Adjustment to pension liability	$(407)	$(527)
Unsettled trades to purchase securities	$(23,920)	$(13,096)
Unsettled trades to sell securities	$15,039	$1,792

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting and Reporting Policies

Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC), which was a wholly-owned subsidiary of the Bank that was dissolved in April 2015.
The consolidated balance sheet as of March 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, cash flows and notes to the financial statements for the three-month periods ended March 31, 2016 and 2015 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income, equity or cash flows.
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.
For a description of our significant accounting and reporting policies, refer to “Note 1- Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting and reporting policies we follow with respect to our derivative instruments and hedging activities are presented below.

Derivative Financial Instruments and Hedging Activities

Derivative financial instruments are carried on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative financial instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. We present derivative financial instruments at fair value in the consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

For derivatives designated as hedging instruments at inception, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.

Further information on our derivative instruments and hedging activities is included in “Note 9 - Derivative Financial Instruments and Hedging Activities.”

Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The ASU requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and should be classified along with other income tax cash flows as an operating activity instead of a financing activity as currently required under GAAP. The ASU also simplifies accounting for forfeitures by allowing an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to recognize the effects of forfeitures when they occur in compensation cost. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity, and to qualify for equity classification, an employer can now withhold up to the maximum statutory tax rate instead of the minimum statutory tax rate as currently required by GAAP. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.

2.    Acquisition
On December 17, 2014, we acquired 100% of the outstanding stock of OmniAmerican Bancorp, Inc. and its wholly-owned subsidiary OmniAmerican Bank (collectively, “Omni”) headquartered in Fort Worth, Texas. Omni operated 14 banking offices in Fort Worth, Texas and surrounding areas. We acquired Omni to further expand our presence in the growing Fort Worth market. The total merger consideration for the Omni merger was $298.3 million. The operations of Omni were merged into ours as of the date of the acquisition.
The fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.36 billion, including total loans of $763.5 million and total investment securities of $428.4 million.  Total fair value of the liabilities assumed, adjusted for subsequent measurement period adjustments, totaled $1.13 billion, including deposits of $801.3 million.  We recognized $69.5 million in goodwill associated with the Omni acquisition.  The goodwill resulting from the acquisition represents consideration paid in excess of the net assets acquired and the value expected from the opportunities to strategically grow our franchise in the greater Fort Worth market area and to enhance our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill is not expected to be deductible for tax purposes.
We recognized a core deposit intangible of $8.6 million in connection with the Omni acquisition, which will be amortized using an accelerated method over a 10 year period consistent with expected future cash flows.
The Omni acquisition was accounted for using the purchase method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values.  For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Omni, see “Note 2 - Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following table reflects our goodwill for the periods presented (in thousands).

	March 31, 2016	December 31, 2015

Goodwill	$91,520	$91,520

3.     Earnings Per Share
Earnings per share on a basic and diluted basis have been calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic and Diluted Earnings:
Net income	$13,516	$9,379
Basic weighted-average shares outstanding	25,186	25,322
Add: Stock awards	66	81
Diluted weighted-average shares outstanding	25,252	25,403

Basic Earnings Per Share:	$0.54	$0.37

Diluted Earnings Per Share:	$0.54	$0.37
For the three-month periods ended March 31, 2016 and 2015, there were approximately 95,000 and 10,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income by component are as follows (in thousands):

	Three Months Ended March 31, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	27,744	(2,244)	—	—	25,500
Reclassified from accumulated other comprehensive income	(2,384)	—	(4)	411	(1,977)
Income tax (expense) benefit	(8,876)	785	1	(143)	(8,233)
Net current-period other comprehensive income (loss), net of tax	16,484	(1,459)	(3)	268	15,290
Ending balance, net of tax	$16,245	$(1,459)	$(47)	$(18,132)	$(3,393)

	Three Months Ended March 31, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	9,520	—	—	—	9,520
Reclassified from accumulated other comprehensive income	(2,194)	—	(4)	531	(1,667)
Income tax (expense) benefit	(2,564)	—	1	(186)	(2,749)
Net current-period other comprehensive income (loss), net of tax	4,762	—	(3)	345	5,104
Ending balance, net of tax	$11,000	$—	$4	$(21,470)	$(10,466)

The reclassifications out of accumulated other comprehensive loss into net income are presented below (in thousands):

	Three Months Ended March 31,
	2016	2015

Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(57)	$(282)
Tax benefit	20	99
Net of tax	(37)	(183)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$2,441	$2,476
Tax expense	(854)	(867)
Net of tax	1,587	1,609

Amortization of pension plan:
Net actuarial loss (3)	$(411)	$(531)
Prior service credit (3)	4	4
Total before tax	(407)	(527)
Tax benefit	142	185
Net of tax	(265)	(342)
Total reclassifications for the period, net of tax	$1,285	$1,084
(1) Included in interest income on the consolidated statements of income.
(2) Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities as of March 31, 2016 and December 31, 2015 are reflected in the tables below (in thousands):

	March 31, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$270,091	$10,172	$471	$279,792	$—	$—	$279,792
Other Stocks and Bonds	12,774	80	45	12,809	—	—	12,809
Other Equity Securities	6,048	52	—	6,100	—	—	6,100
Mortgage-backed Securities: (1)
Residential	553,121	12,042	153	565,010	—	—	565,010
Commercial	456,552	12,118	—	468,670	—	—	468,670
Total	$1,298,586	$34,464	$669	$1,332,381	$—	$—	$1,332,381

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$387,936	$4,480	$9,094	$383,322	$17,387	$1,179	$399,530
Mortgage-backed Securities: (1)
Residential	34,187	—	44	34,143	2,380	1	36,522
Commercial	371,258	1,192	5,336	367,114	14,942	—	382,056
Total	$793,381	$5,672	$14,474	$784,579	$34,709	$1,180	$818,108

	December 31, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$103,906	$61	$380	$103,587	$—	$—	$103,587
State and Political Subdivisions	236,534	8,323	611	244,246	—	—	244,246
Other Stocks and Bonds	12,772	63	45	12,790	—	—	12,790
Other Equity Securities	6,052	—	36	6,016	—	—	6,016
Mortgage-backed Securities: (1)
Residential	580,621	9,120	1,239	588,502	—	—	588,502
Commercial	512,116	466	7,231	505,351	—	—	505,351
Total	$1,452,001	$18,033	$9,542	$1,460,492	$—	$—	$1,460,492

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$389,997	$4,772	$9,273	$385,496	$13,061	$1,363	$397,194
Mortgage-backed Securities: (1)
Residential	31,430	—	51	31,379	2,018	1	33,396
Commercial	371,727	1,233	5,539	367,421	4,232	2,480	369,173
Total	$793,154	$6,005	$14,863	$784,296	$19,311	$3,844	$799,763

(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the three months ended March 31, 2016.

The following tables represent the fair value and unrealized loss on securities as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$6,134	$16	$17,650	$455	$23,784	$471
Other Stocks and Bonds	2,955	45	—	—	2,955	45
Mortgage-backed Securities:
Residential	57,543	147	2,699	6	60,242	153
Total	$66,632	$208	$20,349	$461	$86,981	$669
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$4,197	$40	$47,304	$1,139	$51,501	$1,179
Mortgage-backed Securities:
Residential	540	1	—	—	540	1
Total	$4,737	$41	$47,304	$1,139	$52,041	$1,180

	As of December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$64,172	$380	$—	$—	$64,172	$380
State and Political Subdivisions	15,550	116	19,270	495	34,820	611
Other Stocks and Bonds	2,954	45	—	—	2,954	45
Other Equity Securities	6,016	36	—	—	6,016	36
Mortgage-backed Securities:
Residential	229,514	1,215	3,817	24	233,331	1,239
Commercial	422,316	7,039	5,110	192	427,426	7,231
Total	$740,522	$8,831	$28,197	$711	$768,719	$9,542
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$24,340	$214	$62,240	$1,149	$86,580	$1,363
Mortgage-backed Securities:
Residential	1,717	1	—	—	1,717	1
Commercial	193,710	2,439	2,481	41	196,191	2,480
Total	$219,767	$2,654	$64,721	$1,190	$284,488	$3,844

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.  When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at March 31, 2016.
The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at March 31, 2016.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
U.S. Treasury	$127	$116
U.S. Government Agency Debentures	—	32
State and Political Subdivisions	5,355	5,870
Other Stocks and Bonds	58	52
Other Equity Securities	29	32
Mortgage-backed Securities	9,391	8,462
Total interest income on securities	$14,960	$14,564

Of the approximately $2.4 million in net securities gains from the AFS portfolio for the three months ended March 31, 2016, there were $2.6 million in realized gains and $202,000 in realized losses.  Of the $2.5 million in net securities gains from the AFS portfolio for the three months ended March 31, 2015, there were $2.5 million in realized gains and $54,000 in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2016 or 2015. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and fair value of securities at March 31, 2016, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2016
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$18,483	$18,576
Due after one year through five years	21,036	22,078
Due after five years through ten years	30,220	31,318
Due after ten years	213,126	220,629
	282,865	292,601
Mortgage-backed Securities and Other Equity Securities:	1,015,721	1,039,780
Total	$1,298,586	$1,332,381

	March 31, 2016
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$5,233	$5,144
Due after one year through five years	22,189	22,649
Due after five years through ten years	77,787	80,387
Due after ten years	278,113	291,350
	383,322	399,530
Mortgage-backed Securities:	401,257	418,578
Total	$784,579	$818,108

Investment and MBS with carrying values of $1.13 billion and $1.33 billion were pledged as of March 31, 2016 and December 31, 2015, respectively, to collateralize Federal Home Loan Bank of Dallas, (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2016	December 31, 2015
Real Estate Loans:
Construction	$464,750	$438,247
1-4 Family Residential	644,826	655,410
Commercial	657,962	635,210
Commercial Loans	233,857	242,527
Municipal Loans	286,217	288,115
Loans to Individuals	155,619	172,244
Total Loans (1)	2,443,231	2,431,753
Less: Allowance for Loan Losses	21,799	19,736
Net Loans	$2,421,432	$2,412,017

(1)
Includes approximately $525.4 million and $581.1 million of loans acquired with the Omni acquisition as of March 31, 2016 and December 31, 2015, respectively. The allowance for loan loss recorded on acquired loans totaled $519,000 and $629,000 as of March 31, 2016 and December 31, 2015, respectively.

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
Commercial Real Estate Loans
Commercial real estate consists of $582.8 million of commercial real estate loans, $69.9 million of loans secured by multi-family properties and $5.3 million of loans secured by farm land. Commercial real estate loans primarily include loans collateralized by commercial office buildings, retail, medical facilities and offices, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Loans to Individuals
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles. Loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards we employ for consumer loans include an application, a determination of the applicant’s payment history on other debts, with the greatest weight being given to payment history with us, and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount. Most of our loans to individuals are collateralized, which management believes should assist in limiting our exposure.
Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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
We calculate historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. Our pools of similar loans include consumer loans and loans secured by 1-4 residential family loans.
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
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
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses	(42)	(551)	(116)	2,620	(5)	410	2,316
Loans charged off	—	(19)	—	(273)	—	(848)	(1,140)
Recoveries of loans charged off	269	130	6	21	—	461	887
Balance at end of period	$4,577	$2,155	$4,467	$8,964	$720	$916	$21,799

	Three Months Ended March 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses	275	573	269	2,065	108	558	3,848
Loans charged off	—	(6)	—	(57)	—	(1,023)	(1,086)
Recoveries of loans charged off	43	11	66	29	—	723	872
Balance at end of period	$2,774	$3,400	$3,360	$5,316	$824	$1,252	$16,926

(1)	Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of March 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$31	$23	$56	$6,422	$13	$92	$6,637
Ending balance – collectively evaluated for impairment	4,546	2,132	4,411	2,542	707	824	15,162
Balance at end of period	$4,577	$2,155	$4,467	$8,964	$720	$916	$21,799

	As of December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$25	$137	$4,599	$13	$105	$4,891
Ending balance – collectively evaluated for impairment	4,338	2,570	4,440	1,997	712	788	14,845
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

(1)	There was approximately $519,000 and $629,000 of allowance for loan losses associated with purchased credit impaired (“PCI”) loans as of March 31, 2016 and December 31, 2015, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	March 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$688	$1,730	$5,651	$14,650	$637	$235	$23,591
Loans collectively evaluated for impairment	463,842	636,151	649,297	211,096	285,580	155,194	2,401,160
Purchased credit impaired loans	220	6,945	3,014	8,111	—	190	18,480
Total ending loan balance	$464,750	$644,826	$657,962	$233,857	$286,217	$155,619	$2,443,231

	December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$508	$1,751	$3,757	$14,250	$637	$258	$21,161
Loans collectively evaluated for impairment	437,518	646,590	628,405	220,199	287,478	171,782	2,391,972
Purchased credit impaired loans	221	7,069	3,048	8,078	—	204	18,620
Total ending loan balance	$438,247	$655,410	$635,210	$242,527	$288,115	$172,244	$2,431,753

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

	March 31, 2016
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$452,660	$—	$1,943	$10,031	$116	$464,750
1-4 Family Residential	634,028	1,390	1,622	3,943	3,843	644,826
Commercial	643,504	621	113	12,512	1,212	657,962
Commercial Loans	197,689	1,148	4,717	10,263	20,040	233,857
Municipal Loans	284,563	—	1,017	637	—	286,217
Loans to Individuals	153,923	1	—	436	1,259	155,619
Total	$2,366,367	$3,160	$9,412	$37,822	$26,470	$2,443,231

	December 31, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$434,893	$—	$1,754	$1,576	$24	$438,247
1-4 Family Residential	643,498	1,403	1,636	4,915	3,958	655,410
Commercial	620,117	—	—	14,988	105	635,210
Commercial Loans	204,775	716	1,738	27,681	7,617	242,527
Municipal Loans	286,415	—	1,063	637	—	288,115
Loans to Individuals	170,558	2	—	478	1,206	172,244
Total	$2,360,256	$2,121	$6,191	$50,275	$12,910	$2,431,753

(1)
Includes PCI loans comprised of $95,000 special mention and $3.6 million substandard at both March 31, 2016 and December 31, 2015. Includes PCI loans comprised of $9.8 million and $9.9 million doubtful as of March 31, 2016 and December 31, 2015, respectively.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2016	At December 31, 2015
Nonaccrual loans (1)	$21,927	$20,526
Accruing loans past due more than 90 days (1)	7	3
Restructured loans (2)	11,762	11,143
Other real estate owned	265	744
Repossessed assets	85	64
Total Nonperforming Assets	$34,046	$32,480

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $7.4 million and $7.5 million in PCI loans restructured as of March 31, 2016 and December 31, 2015, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $2.9 million and $67,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2016 and December 31, 2015, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	March 31, 2016	December 31, 2015
Real Estate Loans:
Construction	$134	$508
1-4 Family Residential	1,410	1,847
Commercial	4,731	2,816
Commercial Loans	14,207	13,896
Loans to Individuals	1,445	1,459
Total	$21,927	$20,526

(1)    Excludes PCI loans measured at fair value at acquisition.

Accruing loans past due more than 90 days were not significant at March 31, 2016 and December 31, 2015.
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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	March 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$690	$688	$31
1-4 Family Residential	1,823	1,730	23
Commercial	6,669	6,509	56
Commercial Loans	30,239	21,685	6,422
Municipal Loans	637	637	13
Loans to Individuals	269	235	92
Total (1)	$40,327	$31,484	$6,637

(1)	Includes $7.9 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date.

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,320	$508	$12
1-4 Family Residential	1,842	1,751	25
Commercial	4,756	4,636	137
Commercial Loans	29,844	21,385	4,599
Municipal Loans	637	637	13
Loans to Individuals	288	257	105
Total (1)	$38,687	$29,174	$4,891

(1)	Includes $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date.

There were no impaired loans recorded without an allowance as of March 31, 2016 or December 31, 2015.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,156	$—	$93	$1,249	$463,501	$464,750
1-4 Family Residential	3,622	39	716	4,377	640,449	644,826
Commercial	330	35	1,318	1,683	656,279	657,962
Commercial Loans	844	2,899	54	3,797	230,060	233,857
Municipal Loans	—	—	—	—	286,217	286,217
Loans to Individuals	1,811	208	253	2,272	153,347	155,619
Total	$7,763	$3,181	$2,434	$13,378	$2,429,853	$2,443,231

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$121	$258	$208	$587	$437,660	$438,247
1-4 Family Residential	3,703	781	1,080	5,564	649,846	655,410
Commercial	359	1,289	361	2,009	633,201	635,210
Commercial Loans	527	138	335	1,000	241,527	242,527
Municipal Loans	—	—	—	—	288,115	288,115
Loans to Individuals	2,457	608	285	3,350	168,894	172,244
Total	$7,167	$3,074	$2,269	$12,510	$2,419,243	$2,431,753

(1)    Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)
Real Estate Loans:
Construction	$454	$6	$2,401	$23
1-4 Family Residential	1,865	14	4,000	17
Commercial	5,488	21	1,945	13
Commercial Loans	21,675	167	4,530	8
Municipal Loans	637	9	761	10
Loans to Individuals	247	2	462	—
Total	$30,366	$219	$14,099	$71

(1)	Excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance at March 31, 2016 and 2015 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$554	$—	$—	$554	1
Commercial	2,118	—	—	2,118	1
Commercial Loans	1,176	—	—	1,176	4
Total	$3,848	$—	$—	$3,848	6

	Three Months Ended March 31, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$266	$266	2
Commercial	31	—	—	31	1
Commercial Loans	—	—	762	762	1
Loans to Individuals	—	—	27	27	2
Total	$31	$—	$1,055	$1,086	6

(1)	These modifications may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.
Loans restructured as TDRs during the three months ended March 31, 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2016 and 2015 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2016, there were $1.4 million of TDRs in default. For the three months ended March 31, 2015, there were no material TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At March 31, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	March 31, 2016	December 31, 2015
Outstanding principal balance	$27,005	$27,644
Carrying amount	$18,480	$18,620

The following table presents the changes of the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$2,493	$1,820
Additions	—	—
Reclassifications from Nonaccretable Discount	443	—
Accretion	(594)	(524)
Balance at end of period	$2,342	$1,296

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
FHLB Advances (1)	$561,990	$502,281

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$622,301	$562,592

(1)	At March 31, 2016, the weighted average cost of these advances was 1.17%. Long-term FHLB Advances have maturities ranging from April 2017 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.57085% through June 29, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carried an adjustable rate of 1.9156% through April 29, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.88385% through June 14, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.4182% through May 22, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During the fourth quarter of 2015 and continuing into the first quarter of 2016, we entered into various variable rate advance agreements with the FHLB. At March 31, 2016, these agreements were $190.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.277%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges under ASC 815 that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and ranging from four years to nine years. The cash flows of the swaps are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Proceeds were used for general corporate purposes. Refer to “Note 9 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2016	2015	2016	2015	2016	2015
Service cost	$368	$476	$—	$—	$47	$73
Interest cost	917	857	53	59	135	135
Expected return on assets	(1,354)	(1,422)	(67)	(73)	—	—
Net loss amortization	358	383	—	—	53	148
Prior service (credit) cost amortization	(6)	(6)	—	—	2	2
Special and contractual termination benefits	1,520	—	—	—	—	—
Net periodic benefit cost (income)	$1,803	$288	$(14)	$(14)	$237	$358

9. Derivative Financial Instruments and Hedging Activities

Our hedging policy allows the use of interest rate derivative instruments to manage our exposure to interest rate risk or hedge specified assets and liabilities. These instruments may include interest rate swaps and interest rate caps and floors. All derivative instruments are carried on the balance sheet at their estimated fair value and are recorded in other assets or other liabilities, as appropriate.

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or as forecasted transactions. Derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods as the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

During the fourth quarter of 2015 and continuing into the first quarter of 2016, we entered into certain interest rate swap contracts on specific variable-rate advance agreements with the FHLB having a total notional amount of $190.0 million at March 31, 2016. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on our $190.0 million of variable-rate advance agreements with the FHLB. The cash flows of the swap are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.

At March 31, 2016, net derivative liabilities included $1.7 million of cash collateral paid to the counterparty related to instruments executed with the same counterparty under a master netting agreement.

The notional amounts of the derivative instruments represent the contractual cash flows pertaining to the underlying agreements. These amounts are not exchanged and are not reflected in the consolidated balance sheets. The fair value of the interest rate swaps are presented at net in other assets and other liabilities when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.

The following tables present the notional and estimated fair value amount of derivative positions outstanding for the periods presented (in thousands):

	March 31, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge- receive floating/pay fixed	$190,000	$350	$2,594	$20,000	$—	$1
Gross derivatives		350	2,594		—	1
Offsetting derivative assets/liabilities		(350)	(350)		—	—
Cash collateral received/posted		—	(1,740)		—	—
Net derivatives included in the consolidated balance sheets (2)		$—	$504		$—	$1
(1)     Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2) Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. The fair value of net derivative liabilities included credit valuation adjustments for our credit exposure of $350,000 at March 31, 2016. We had no credit exposure at December 31, 2015.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (in thousands):

	March 31, 2016				December 31, 2015
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate
Swaps-Cash Flow Hedge-receive floating/pay fixed
Medium-and long-term debt designation	$190,000	5.9	0.44%	1.36%	$20,000	4.9	0.29%	1.53%

(1)    Variable rates received on pay fixed swaps are based on one-month LIBOR rates in effect at March 31, 2016 and December 31, 2015.

10.  Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

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

Derivatives – Derivatives are reported at fair value utilizing Level 2 inputs. We obtain fair value measurements from three sources including an independent pricing service and the counterparty to the derivatives.  The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information and the derivatives’ terms and conditions, among other things. We review the prices supplied by the sources for reasonableness.  In addition, we obtain a basic understanding of their underlying pricing methodology.  We validate prices supplied by the sources by comparison to one another.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis include the following at March 31, 2016 and December 31, 2015.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2016 and December 31, 2015, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$279,792	$—	$279,792	$—
Other Stocks and Bonds	12,809	—	12,809	—
Other Equity Securities	6,100	6,100	—	—
Mortgage-backed Securities: (1)
Residential	565,010	—	565,010	—
Commercial	468,670	—	468,670	—
Derivative assets:
Interest rate swaps	350	—	350	—
Total asset recurring fair value measurements	$1,332,731	$6,100	$1,326,631	$—

Derivative liabilities:
Interest rate swaps	$2,594	$—	$2,594	$—
Total liability recurring fair value measurements	$2,594	$—	$2,594	$—

Nonrecurring fair value measurements
Foreclosed assets	$350	$—	$—	$350
Impaired loans (2)	24,847	—	—	24,847
Total asset nonrecurring fair value measurements	$25,197	$—	$—	$25,197

	As of December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$103,587	$103,587	$—	$—
State and Political Subdivisions	244,246	—	244,246	—
Other Stocks and Bonds	12,790	—	12,790	—
Other Equity Securities	6,016	6,016	—	—
Mortgage-backed Securities: (1)
Residential	588,502	—	588,502	—
Commercial	505,351	—	505,351	—
Total asset recurring fair value measurements	$1,460,492	$109,603	$1,350,889	$—

Nonrecurring fair value measurements
Foreclosed assets	$808	$—	$—	$808
Impaired loans (2)	24,283	—	—	24,283
Total asset nonrecurring fair value measurements	$25,091	$—	$—	$25,091

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Cash and cash equivalents - The carrying amount for cash and cash equivalents is a reasonable estimate of those assets’ fair value.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$68,454	$68,454	$68,454	$—	$—
Investment securities:
Held to maturity, at carrying value	383,322	399,530	—	399,530	—
Mortgage-backed securities:
Held to maturity, at carrying value	401,257	418,578	—	418,578	—
FHLB stock and other investments, at cost	53,051	53,051	—	53,051	—
Loans, net of allowance for loan losses	2,421,432	2,404,287	—	—	2,404,287
Loans held for sale	4,971	4,971	—	4,971	—
Financial Liabilities:
Retail deposits	$3,619,368	$3,615,409	$—	$3,615,409	$—
Federal funds purchased and repurchase agreements	2,501	2,501	—	2,501	—
FHLB advances	819,135	815,742	—	815,742	—
Long-term debt	60,311	44,996	—	44,996	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$80,975	$80,975	$80,975	$—	$—
Investment securities:
Held to maturity, at carrying value	385,496	397,194	—	397,194	—
Mortgage-backed securities:
Held to maturity, at carrying value	398,800	402,569	—	402,569	—
FHLB stock and other investments, at cost	56,509	56,509	—	56,509	—
Loans, net of allowance for loan losses	2,412,017	2,364,968	—	—	2,364,968
Loans held for sale	3,811	3,811	—	3,811	—
Financial Liabilities:
Retail deposits	$3,455,407	$3,449,002	$—	$3,449,002	$—
Federal funds purchased and repurchase agreements	2,429	2,429	—	2,429	—
FHLB advances	1,147,688	1,143,218	—	1,143,218	—
Long-term debt	60,311	43,695	—	43,695	—

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

11.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Current income tax expense	$3,785	$3,438
Deferred income tax (benefit) expense	(812)	(1,535)
Income tax expense	$2,973	$1,903

Net deferred tax assets totaled $12.5 million at March 31, 2016 and $19.9 million at December 31, 2015.  No valuation allowance for deferred tax assets was recorded at March 31, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at March 31, 2016 or December 31, 2015.

We recognized income tax expense of $3.0 million, for an effective tax rate of 18.0%, for the three months ended March 31, 2016, compared to income tax expense of $1.9 million, for an effective tax rate of 16.9%, for the three months ended March 31, 2015. The higher effective tax rate for the three months ended March 31, 2016 was due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2015. We file federal income tax returns and certain state tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$530,310	$546,660
Standby letters of credit	8,804	7,752
Total	$539,114	$554,412

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities. There were $23.9 million and $19.4 million of unsettled trades to purchase securities at March 31, 2016 and December 31, 2015, respectively. There were $15.0 million and $9.3 million of unsettled trades to sell securities as of March 31, 2016 and December 31, 2015, respectively.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2016 or December 31, 2015.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions and estimates about our future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions about trends in asset quality, capital, liquidity, the pace of loan and revenue growth, expense reductions, the benefits of the Share Repurchase Plan, planned operational efficiencies, earnings and certain market risk disclosures, including the impact of interest rates and other economic factors, are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

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

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes, including potential cyber-security incidents;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The allowance for loan losses related to purchase credit impaired (“PCI”) loans is based on an analysis that is performed quarterly to estimate the expected cash flows for each loan deemed PCI. To the extent that the expected cash flows from a PCI loan have decreased since the acquisition date, we establish or increase the allowance for loan losses.
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
As of March 31, 2016, our review of the loan portfolio indicated that a loan loss allowance of $21.8 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6– Loans and Allowance for Probable Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 11 – Employee Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the Plan obligations include the discount rate, the rate of salary increases and the estimated future return on Plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the Plans at December 31, 2015.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At March 31, 2016, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.56%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 35% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 2 and 3 to the Average Balances with Average Yields and Rates table under Results of Operations.

Tax-equivalent net interest income, net interest margin and net interest spread.  Net interest income on a tax-equivalent basis is a non-GAAP measure that adjusts for the tax-favored status of net interest income from loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin on a tax-equivalent basis is net interest income on a tax-equivalent basis divided by average interest-earning assets on a tax-equivalent basis.  The most directly comparable financial measure calculated in accordance with GAAP is out net interest margin. Net interest spread on a tax-equivalent basis is the difference in the average yield on average interest-earning assets on a tax equivalent basis and the average rate paid on average interest-bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$530,310	$546,660
Standby letters of credit	8,804	7,752
Total	$539,114	$554,412

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities. There were $23.9 million and $19.4 million of unsettled trades to purchase securities at March 31, 2016 and December 31, 2015, respectively. There were $15.0 million and $9.3 million unsettled trades to sell securities as of March 31, 2016 and December 31, 2015, respectively.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2016 or December 31, 2015.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended March 31, 2016, our net income increased $4.1 million, or 44.1%, to $13.5 million from $9.4 million for the same period in 2015. The increase in net income was primarily attributable to an increase in interest income of $4.4 million, a decrease in the provision for loan losses of $1.5 million and an increase in noninterest income of $0.8 million, partially offset by a $1.6 million increase to interest expense and an increase in income tax expense of $1.1 million. Earnings per diluted share increased $0.17, or 45.9%, to $0.54 for the three months ended March 31, 2016 from $0.37 for the same period in 2015.

Financial Condition

Our total assets decreased $143.1 million, or 2.8%, to $5.02 billion at March 31, 2016 from $5.16 billion at December 31, 2015 primarily as a result of the decreases in our investment portfolio and mortgage-backed securities (“MBS”).  Loans increased $11.5 million, or 0.5%, to $2.44 billion compared to $2.43 billion at December 31, 2015. The increase in our loans was comprised of $22.8 million of commercial real estate loans and $26.5 million of construction loans, offset by a decrease of $8.7 million of commercial loans, $1.9 million of municipal loans, $10.6 million of 1-4 family residential loans and $16.6 million of loans to individuals. Our securities portfolio decreased by $127.8 million, or 5.7%, to $2.12 billion, compared to $2.24 billion at December 31, 2015.

Our nonperforming assets at March 31, 2016 increased to $34.0 million and represented 0.68% of total assets, compared to $32.5 million, or 0.63% of total assets at December 31, 2015.  Nonaccruing loans increased $1.4 million to $21.9 million and the ratio of nonaccruing loans to total loans increased to 0.90% at March 31, 2016 compared to 0.84% at December 31, 2015.  Other Real Estate Owned (“OREO”) decreased to $265,000 at March 31, 2016 from $744,000 at December 31, 2015. Repossessed assets increased to $85,000 at March 31, 2016 from $64,000 at December 31, 2015.  Restructured loans at March 31, 2016 increased to $11.8 million compared to $11.1 million at December 31, 2015.

Our deposits increased $164.0 million to $3.62 billion at March 31, 2016 from $3.46 billion at December 31, 2015.   The increase in our deposits during 2016 was primarily the result of an increase in brokered deposits and public fund deposits. For the three months ended March 31, 2016, our non-interest bearing deposits increased $26.2 million and interest bearing deposits increased $137.7 million. Total FHLB advances decreased $328.6 million to $819.1 million at March 31, 2016 from $1.15 billion at December 31, 2015.  Short-term FHLB advances decreased $388.3 million to $257.1 million at March 31, 2016 from $645.4 million at December 31, 2015.  Long-term FHLB advances increased $59.7 million to $562.0 million at March 31, 2016 from $502.3 million at December 31, 2015.

Shareholders’ equity at March 31, 2016 totaled $457.6 million compared to $444.1 million at December 31, 2015. The increase was primarily the result of net income of $13.5 million recorded for the three months ended March 31, 2016, a decrease in accumulated other comprehensive loss of $15.3 million, stock compensation expense of $355,000 and $314,000 of common stock issued under our dividend reinvestment plan.  These increases were partially offset by the repurchase of $10.2 million of our common stock and cash dividends paid of $5.8 million.

Economic conditions in our market areas have continued to perform generally better than many other parts of the country. There continues to be some economic headwinds including a decline in oil prices, however despite these headwinds, many economists predict the national economy and the economy in markets we serve will continue to grow at a slow to modest pace in 2016.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk, and economic risk indicators.

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB, and when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS, long-term municipal securities and to a lesser extent, U.S. Treasury securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
During the quarter ended March 31, 2016, we sold U.S. Treasury securities, U.S. Agency commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations (“CMO”) and U.S. Agency mortgage-pass throughs that resulted in an overall gain on the sale of AFS securities of $2.4 million. As long-term interest rates declined significantly during the first quarter we decided to slightly reduce the duration and size of the securities portfolio by selling U.S. Treasury securities and selected lower yielding long-term CMBS. The CMOs we sold during the quarter had a poor risk reward profile due to prepayment concerns as a result of the lower long-term interest rate environment. The U.S. Agency mortgage-pass throughs that were sold during the quarter were our lowest coupon pass throughs with low yields and long pay windows. As long-term interest rates declined during the quarter, we were able to replace these securities with securities with more favorable risk reward profiles. During the quarter ended March 31, 2016, we primarily purchased premium CMOs with favorable expected returns in relation to risk, U.S. Agency CMBS, and Texas municipals.  Our total portfolio, comprised of investment and MBS, decreased from $2.24 billion at December 31, 2015 to $2.12 billion at March 31, 2016. The total unamortized premium for our MBS was relatively unchanged at $37.2 million at both March 31, 2016 and March 31, 2015.
At March 31, 2016, securities decreased as a percentage of assets to 42.2% as compared to 43.5% at December 31, 2015 due to a 5.7% decrease in the securities portfolio.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 28.6%, or $328.6 million, to $819.1 million at March 31, 2016 from $1.15 billion at December 31, 2015, due primarily to the increase in deposits and the decrease in securities held in our portfolio. During the three months ended March 31, 2016, our long-term FHLB advances increased $59.7 million to $562.0 million from $502.3 million at December 31, 2015. During the fourth quarter of 2015 and continuing into the first quarter of 2016, we entered into various variable rate advance agreements with the FHLB. At March 31, 2016, these agreements were $190.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.277%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and ranging from four years to nine years. The cash flows of the swaps are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.
Our brokered CDs increased from $85.3 million at December 31, 2015 to $89.3 million at March 31, 2016. At March 31, 2016, approximately $79.6 million of our brokered CDs were non-callable with remaining maturities of less than ten months. The remaining $9.7 million of brokered CDs are long-term with short-term calls that we control.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the three months ended March 31, 2016, the increase in deposits and decrease in FHLB advances resulted in a decrease in our total wholesale funding as a percentage of deposits, to 25.8% at March 31, 2016 from 36.6% at December 31, 2015.
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
Net interest income for the three months ended March 31, 2016 was $36.6 million, an increase of $2.8 million, or 8.4%, compared to the same period in 2015 primarily due to increases in interest income on loans and mortgage-backed securities income, partially offset by increases in interest expense on deposits and short- and long-term obligations. For the three months ended March 31, 2016, our net interest margin increased slightly to 3.51% compared to 3.50% for the same period in 2015, which was partially offset by a decrease in our net interest spread to 3.40% for the three months ended March 31, 2016 from 3.42% for the same period in 2015.
During the three months ended March 31, 2016, total interest income increased $4.4 million, or 11.4%, to $43.0 million compared to $38.6 million for the same period in 2015.  The increase in total interest income was the result of the increase in average interest earning assets of $295.7 million, or 6.7%, from $4.38 billion for the three months ended March 31, 2015 to $4.68 billion for the same period in 2016, and an increase in the average yield on earning assets from 3.95% for the three months ended March 31, 2015 to 4.06% for the three months ended March 31, 2016. The increase in the yield on interest earning assets during the three months ended March 31, 2016 is the result of an increase in the average yield on loans and MBS.

During the three months ended March 31, 2016, average loans increased $245.7 million, or 11.2%, to $2.43 billion, when compared to $2.19 billion for the same period in 2015.  The increase in loans was primarily a result of strong loan growth in our market areas. Construction loans, commercial real estate loans, and municipal loans represent a large part of this increase.
 The average yield on loans increased from 4.62% for the three months ended March 31, 2015, to 4.76% for the three months ended March 31, 2016, due to rising interest rates during the three months ended March 31, 2016. Interest income on loans increased $3.8 million, or 16.1%, to $27.8 million for the three months ended March 31, 2016, when compared to $23.9 million for the same period in 2015 as a result of the increase in the average balance and the average yield. Due to the competitive loan pricing environment, we anticipate that we may be required to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
Average investment and MBS increased $44.5 million, or 2.1%, from $2.09 billion to $2.13 billion, for the three months ended March 31, 2016 when compared to the same period in 2015.  At March 31, 2016, substantially all of our MBS were fixed rate securities.  The overall yield on average investment and MBS remained relatively unchanged at 3.41% for the three months ended March 31, 2016 and 2015.  Interest income on investment and MBS increased $396,000 during the three months ended March 31, 2016, or 2.7%, compared to the same period in 2015 due to an increase in the average balance.
Average FHLB stock and other investments increased $11.2 million, or 25.6%, to $55.1 million, for the three months ended March 31, 2016, when compared to $43.9 million for the same period in 2015 due to an increase in average FHLB advances during 2016 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $124,000, or 133.3%, during the three months ended March 31, 2016, when compared to the same period in 2015 due to an increase in the average balance and average yield.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
During the three months ended March 31, 2016, our average loans increased when compared to the same period in 2015. Average loans increased to 52.1% of average total interest earning assets for the three months ended March 31, 2016 as compared to 50.0% for the same period in 2015. Average total securities as a percentage of average total interest earning assets was 46.8% and 48.7% for the three months ended March 31, 2016, and 2015, respectively. The other interest earning asset categories averaged 1.1% and 1.3% for the three months ended March 31, 2016 and 2015, respectively.
Total interest expense increased $1.6 million, or 32.8%, to $6.4 million during the three months ended March 31, 2016, as compared to $4.8 million during the same period in 2015.  The increase was attributable to the increase in average interest bearing liabilities of $208.2 million, or 5.6%, for the three months ended March 31, 2016 compared to the same period in 2015 and an increase from the average rate paid of 0.53% for the three months ended March 31, 2015 to 0.66% for the three months ended March 31, 2016.  The increase in average interest bearing liabilities was primarily the result of the increase in interest bearing deposits and short-term interest bearing liabilities.
Our average total deposits increased $103.2 million, or 3.0%, from $3.44 billion for the three months ended March 31, 2015 to $3.54 billion for the three months ended March 31, 2016. Interest expense for interest bearing deposits for the three months ended March 31, 2016 increased $727,000, or 28.7%, when compared to the same period in 2015, due to an increase in the average balance and average rate paid.
Average interest bearing deposits increased $75.9 million, or 2.7%, from $2.79 billion for the three months ended March 31, 2015 to $2.87 billion for the same period in 2016 and the average rate paid increased from 0.37% for the three months ended March 31, 2015 to 0.46% for the three months ended March 31, 2016.  Average time deposits increased $51.8 million, or 6.0%, from $863.5 million for the three months ended March 31, 2015 to $915.3 million for the same period in 2016 and the average rate paid increased to 0.76% for the three months ended March 31, 2016, as compared to 0.64% for the same period in 2015.  Average interest bearing demand deposits increased $18.5 million, or 1.1%, for the three months ended March 31, 2016 when compared to the same period in 2015 and the average rate paid increased to 0.34% for the three months ended March 31, 2016, as compared to 0.27% for the same period in 2015.  Average savings deposits increased $5.5 million, or 2.4%, for the three months ended March 31, 2016 when compared to the same period in 2015, and the average rate paid increased to 0.11% for the three months ended March 31, 2016, as compared to 0.09% for the same period in 2015. Average noninterest bearing demand deposits increased $27.3 million, or 4.2%, during the three months ended March 31, 2016 compared to the same period in 2015.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 74.2% and 74.9% of total average deposits during the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016, average short-term interest bearing liabilities, consisting primarily of FHLB advances and repurchase agreements, were $414.0 million and reflected an increase of $141.7 million, or 52.0%, when compared to the same period in 2015.  Interest expense associated with short-term interest bearing liabilities increased $554,000, or 390.1%, for the three months ended March 31, 2016, compared to the same period in 2015, and the average rate paid increased to 0.68% for the three months ended March 31, 2016, compared to 0.21% for the same period in 2015. The increase in the interest expense was due to an increase in the average balance and the average rate paid.
For the three months ended March 31, 2016, average long-term interest bearing liabilities consisting of FHLB advances were $566.8 million and reflected a decrease of $9.4 million, or 1.6%, when compared to the same period in 2015.  Interest expense associated with long-term FHLB advances increased for the three months ended March 31, 2016 compared to the same period in 2015 due to an increase in the average rate paid, partially offset by a decrease in average balance. The average rate paid increased to 1.45% for the three months ended March 31, 2016, when compared to 1.26% for the same period in 2015.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three months ended March 31, 2016 and 2015.  Interest expense associated with long-term debt increased slightly for the three months ended March 31, 2016 compared to the same period in 2015, as a result of an increase in the average rate paid during the three months ended March 31, 2016.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points. The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average rate of the interest bearing liabilities.

		AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	March 31, 2016			March 31, 2015
	AVG BALANCE	INTEREST	AVG YIELD/RATE	AVG BALANCE	INTEREST	AVG YIELD/RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,434,837	$28,793	4.76%	$2,189,163	$24,938	4.62%
Loans Held For Sale	3,581	32	3.59%	1,987	28	5.71%
Securities:
Investment Securities (Taxable) (4)	41,659	214	2.07%	49,437	237	1.94%
Investment Securities (Tax-Exempt) (3) (4)	635,766	8,494	5.37%	645,231	8,834	5.55%
Mortgage-backed and Related Securities (4)	1,454,343	9,391	2.60%	1,392,606	8,462	2.46%
Total Securities	2,131,768	18,099	3.41%	2,087,274	17,533	3.41%
FHLB stock and other investments, at cost	55,116	217	1.58%	43,886	93	0.86%
Interest Earning Deposits	51,246	70	0.55%	58,576	34	0.24%
Total Interest Earning Assets	4,676,548	47,211	4.06%	4,380,886	42,626	3.95%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	55,732			57,367
Bank Premises and Equipment	107,941			112,635
Other Assets	262,160			282,421
Less: Allowance for Loan Loss	(20,088)			(13,625)
Total Assets	$5,082,293			$4,819,684
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$235,492	65	0.11%	$229,946	53	0.09%
Time Deposits	915,316	1,723	0.76%	863,477	1,362	0.64%
Interest Bearing Demand Deposits	1,717,717	1,468	0.34%	1,699,225	1,114	0.27%
Total Interest Bearing Deposits	2,868,525	3,256	0.46%	2,792,648	2,529	0.37%
Short-term Interest Bearing Liabilities	413,985	696	0.68%	272,302	142	0.21%
Long-term Interest Bearing Liabilities – FHLB Dallas	566,825	2,039	1.45%	576,199	1,792	1.26%
Long-term Debt (5)	60,311	404	2.69%	60,311	353	2.37%
Total Interest Bearing Liabilities	3,909,646	6,395	0.66%	3,701,460	4,816	0.53%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	672,865			645,573
Other Liabilities	45,390			40,058
Total Liabilities	4,627,901			4,387,091
SHAREHOLDERS’ EQUITY	454,392			432,593
Total Liabilities and Shareholders’ Equity	$5,082,293			$4,819,684
NET INTEREST INCOME		$40,816			$37,810
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.51%			3.50%
NET INTEREST SPREAD			3.40%			3.42%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,060 and $1,050 for the three months ended March 31, 2016 and 2015, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,139 and $2,969 for the three months ended March 31, 2016 and 2015, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.

Note: As of March 31, 2016 and 2015, loans totaling $21,927 and $20,321, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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
Noninterest income was $11.6 million for the three months ended March 31, 2016, compared to $10.8 million for the same period in 2015, an increase of $0.8 million, or 7.5%.  The increase in noninterest income for the three months ended March 31, 2016 when compared to the same period in 2015 was primarily due to increases in other income, gain on sale of loans, and deposit services income, partially offset by a decrease in brokerage services income.
Gain on sale of loans increased $266,000, or 70.6%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in gain on sale of loans was primarily due to an increase in the number of loans sold and the related servicing release and secondary market fees.
Brokerage services income decreased $64,000, or 10.0%, for the three months ended March 31, 2016 compared to the same period in 2015 due to nonrecurring income received in January 2015. This decline in income was partially offset by an increase in monthly investment services income for the three months ended March 31, 2016.
Other income increased $578,000, or 77.6%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in other income was primarily attributable to a return on other investments during the three months ended March 31, 2016, which was partially offset by a decrease in mortgage servicing fee income due to a slight decline in the fair value of mortgage servicing rights as a result of an increase in estimated prepayment speeds.
During the three months ended March 31, 2016, we pro-actively managed our investment portfolio. We primarily sold U.S. Agency CMBS, CMOs, U.S. Agency MBS, and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $2.4 million compared to $2.5 million for the same period in 2015.  The fair value of the AFS securities portfolio was $1.33 billion with a net unrealized gain of $33.8 million at March 31, 2016.  The net unrealized gain was comprised of $34.5 million in unrealized gains and $669,000 in unrealized losses.  The fair value of the HTM securities portfolio was $818.1 million with a net unrealized gain at March 31, 2016 of $24.7 million.  The net unrealized gain was comprised of $40.4 million in unrealized gains and approximately $15.7 million in unrealized losses.  During the three months ended March 31, 2016, we primarily purchased premium CMOs, U.S. Agency CMBS, and Texas municipal securities.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits. Noninterest expense remained relatively unchanged at $29.4 million for the three months ended March 31, 2016 and 2015, with only a slight decrease of $41,000, or 0.1%.
Salaries and employee benefits expense decreased $467,000, or 2.6%, during the three months ended March 31, 2016, when compared to the same period in 2015.  This decrease was primarily the result of decreases in direct salary expense offset by an increase in employee benefits expense.
Direct salary expense and payroll taxes decreased $2.1 million, or 13.1%, during the three months ended March 31, 2016 when compared to the same period in 2015. This decrease was primarily due to higher salary expense for the three months ended March 31, 2015, including additional salary for the employees added as a result of the acquisition of Omni. Staff levels were later reduced as we fully integrated our policies, processes, technology and operations during 2015.
Retirement expense, included in salary and benefits, increased $1.5 million, or 154.1%, for the three months ended March 31, 2016 when compared to the same period in 2015.  The increase was primarily due to a one-time expense of $1.7 million related to the acceptance of early retirement packages by 16 employees during the three months ended March 31, 2016, partially offset by a decrease in the defined benefit and restoration plan expense due to an increase in the discount rate to 4.56% from 4.14% for the same period in 2015.
Health and life insurance expense, included in salary and benefits, increased $76,000, or 6.2%, for the three months ended March 31, 2016, when compared to the same period in 2015.  The increase for the three months ended March 31, 2016 was due to increased health claims expense partially offset by a decrease in plan administrative costs for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2016.

Professional fees increased $596,000, or 80.3%, for the three months ended March 31, 2016 due to increased consulting fees associated with process improvement and re-branding efforts initiated in January 2016.
Software and data processing expenses decreased $282,000, or 27.4%, for the three months ended March 31, 2016, as compared to the same period in 2015 due primarily to the addition of software applications and integration costs in connection with the acquisition of Omni incurred during the three months ended March 31, 2015.
Income Taxes
Pre-tax income for the three months ended March 31, 2016 was $16.5 million compared to $11.3 million for the same period in 2015.  We recorded income tax expense of $3.0 million for the three months ended March 31, 2016 compared to income tax expense of $1.9 million for the same period in 2015. The effective tax rate as a percentage of pre-tax income was 18.0% for the three months ended March 31, 2016, compared to an effective tax rate of 16.9% for the same period in 2015.  The increase in the effective tax rate for the three months ended March 31, 2016 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2015.  Net deferred tax assets totaled $12.5 million at March 31, 2016, as compared to $19.9 million at December 31, 2015. No valuation allowance for deferred tax assets was recorded at March 31, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2016, these investments were 11.2% of total assets, as compared with 11.0% for December 31, 2015 and 13.1% for March 31, 2015.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at March 31, 2016.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at March 31, 2016, we had one outstanding letter of credit for $195,000.  At March 31, 2016, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $772.7 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
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

Capital Resources
Our total shareholders’ equity at March 31, 2016 was $457.6 million, representing an increase of 3.0%, or $13.5 million, from December 31, 2015, and represented 9.1% of total assets at March 31, 2016, compared to 8.6% of total assets at December 31, 2015.
Increases to our shareholders’ equity primarily consisted of net income of $13.5 million, a decrease in accumulated other comprehensive loss of $15.3 million, stock compensation expense of $355,000 and the issuance of $314,000 in common stock (12,030 shares) through our dividend re-investment plan. These increases were partially offset by the $10.2 million repurchase of our common stock and cash dividends paid of $5.8 million.
As a result of new regulations, we are now required to comply with higher minimum capital requirements (the “Updated Capital Rules”). The Updated Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to previous capital standards. Among other things, the new regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
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
Under the previous capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining capital ratios. Under the Updated Capital Rules, we elected to permanently exclude capital in accumulated other comprehensive income in Common Equity Tier 1 capital, Tier 1 capital, and Total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of March 31, 2016, we met all capital adequacy requirements to which we were subject.
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
It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
March 31, 2016	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$364,151	12.46%	$131,509	4.50%	N/A	N/A
Bank Only	$410,256	14.04%	$131,500	4.50%	$189,944	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$419,924	14.37%	$175,345	6.00%	N/A	N/A
Bank Only	$410,256	14.04%	$175,333	6.00%	$233,778	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$442,988	15.16%	$233,794	8.00%	N/A	N/A
Bank Only	$433,320	14.83%	$233,778	8.00%	$292,222	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$419,924	8.46%	$198,613	4.00%	N/A	N/A
Bank Only	$410,256	8.27%	$198,494	4.00%	$248,117	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of March 31, 2016, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Return on Average Assets	1.07%	0.79%
Return on Average Shareholders’ Equity	11.96	8.79
Dividend Payout Ratio – Basic	42.59	62.16
Dividend Payout Ratio – Diluted	42.59	62.16
Average Shareholders’ Equity to Average Total Assets	8.94	8.98

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2015.  There were no substantial changes in these concentrations during the three months ended March 31, 2016.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.
Total loans increased $11.5 million, or 0.5%, to $2.44 billion at March 31, 2016 from $2.43 billion at December 31, 2015, and increased $268.6 million, or 12.4%, from $2.17 billion at March 31, 2015.  Average loans increased $245.7 million, or 11.2%, during the three months ended March 31, 2016 when compared to the same period in 2015.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States, led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of April 25, 2016, the price per barrel of crude oil was approximately $43 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.
The following table sets forth loan totals for the periods presented:

	At March 31, 2016	At December 31, 2015	At March 31, 2015
	(in thousands)
Real Estate Loans:
Construction	$464,750	$438,247	$275,960
1-4 Family Residential	644,826	655,410	693,137
Commercial	657,962	635,210	470,877
Commercial Loans	233,857	242,527	241,100
Municipal Loans	286,217	288,115	252,756
Loans to Individuals	155,619	172,244	240,784
Total Loans	$2,443,231	$2,431,753	$2,174,614

Total loans increased for the three months ended March 31, 2016 as a result of the increases in construction loans and commercial real estate loans due to increased origination activity in the Austin and Dallas-Fort Worth markets. There continues to be roll off of the indirect automobile loan portfolio acquired with the Omni acquisition and payoffs in our 1-4 family residential portfolios.
Construction loans increased $26.5 million, or 6.0%, to $464.8 million at March 31, 2016 from $438.2 million at December 31, 2015, and increased $188.8 million, or 68.4%, from $276.0 million at March 31, 2015. Our construction loans continue to increase due to growth in our Austin and Dallas-Fort Worth markets.
Commercial real estate loans increased $22.8 million, or 3.6%, to $658.0 million at March 31, 2016 from $635.2 million at December 31, 2015, and increased $187.1 million, or 39.7%, from $470.9 million at March 31, 2015. Our commercial real estate loans continued to increase during the three months ended March 31, 2016 primarily as a result of the continued growth in our Austin and Dallas-Fort Worth markets.
Municipal loans decreased $1.9 million, or 0.7%, to $286.2 million at March 31, 2016 from $288.1 million at December 31, 2015, and increased $33.5 million, or 13.2%, from $252.8 million at March 31, 2015.
Commercial loans decreased $8.7 million, or 3.6%, to $233.9 million at March 31, 2016 from $242.5 million at December 31, 2015, and decreased $7.2 million, or 3.0%, from $241.1 million at March 31, 2015.
Our 1-4 family residential loans decreased $10.6 million, or 1.6%, to $644.8 million at March 31, 2016 from $655.4 million at December 31, 2015, and decreased $48.3 million, or 7.0%, from $693.1 million at March 31, 2015 due primarily to payoffs in excess of originations.
Loans to individuals decreased $16.6 million, or 9.7%, to $155.6 million at March 31, 2016, from $172.2 million at December 31, 2015, and decreased $85.2 million, or 35.4%, from $240.8 million at March 31, 2015, which reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
Loan Loss Experience and Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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
We calculate historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. Our pools of similar loans include consumer loans and loans secured by 1-4 family residential loans.
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.
As of March 31, 2016, our review of the loan portfolio indicated that a loan loss allowance of $21.8 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

During the three months ended March 31, 2016, the allowance for loan losses increased $2.1 million, or 10.5%, to $21.8 million, or 0.89% of total loans, when compared to $19.7 million, or 0.81% of total loans at December 31, 2015 as a result of the additional provision associated with one large impaired commercial borrowing relationship. The allowance for loan losses increased $4.9 million, or 28.8% from $16.9 million, or 0.78% of total loans at March 31, 2015 as a result of loan growth and impaired loans.
For both the three months ended March 31, 2016 and 2015, loan charge-offs were $1.1 million and recoveries were $0.9 million. The necessary provision expense was estimated at $2.3 million for the three months ended March 31, 2016, a decrease of $1.5 million, or 39.8%, from $3.8 million for the comparable period in 2015.
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
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2016	At December 31, 2015	At March 31, 2015
Nonaccrual loans	$21,927	$20,526	$20,321
Accruing loans past due more than 90 days	7	3	1
Restructured loans	11,762	11,143	5,782
Other real estate owned	265	744	985
Repossessed assets	85	64	173
Total Nonperforming Assets	$34,046	$32,480	$27,262

	At March 31, 2016	At December 31, 2015	At March 31, 2015
Asset Quality Ratios:
Nonaccruing loans to total loans	0.90%	0.84%	0.93%
Allowance for loan losses to nonaccruing loans	99.42	96.15	83.29
Allowance for loan losses to nonperforming assets	64.03	60.76	62.09
Allowance for loan losses to total loans	0.89	0.81	0.78
Nonperforming assets to total assets	0.68	0.63	0.58
Net charge-offs to average loans	0.04	0.09	0.04
Total nonperforming assets at March 31, 2016 were $34.0 million, an increase of $1.6 million, or 4.8%, from $32.5 million at December 31, 2015 and an increase of $6.8 million, or 24.9%, from $27.3 million at March 31, 2015.
From December 31, 2015 to March 31, 2016, nonaccrual loans increased $1.4 million, or 6.8%, to $21.9 million, and increased $1.6 million, or 7.9%, from March 31, 2015.  Of the total nonaccrual loans at March 31, 2016, 64.8% are commercial loans, 21.6% are commercial real estate loans, 6.4% are residential real estate loans, 6.6% are loans to individuals, and 0.6% are construction loans. Restructured loans increased $619,000, or 5.6%, to $11.8 million at March 31, 2016, from $11.1 million at December 31, 2015 and increased $6.0 million, or 103.4%, from $5.8 million at March 31, 2015. OREO decreased $479,000, or 64.4%, to

$265,000 at March 31, 2016 from $744,000 at December 31, 2015 and decreased $720,000, or 73.1%, from $985,000 at March 31, 2015.  The OREO at March 31, 2016 consisted primarily of commercial real estate and 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets increased $21,000, or 32.8%, to $85,000 at March 31, 2016, from $64,000 at December 31, 2015 and decreased $88,000, or 50.9%, from $173,000 at March 31, 2015.
Acquisition
See “Note 2 – Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Expansion
We plan to open a loan production office in Frisco, Texas during the third quarter of 2016.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no significant changes in the types of market risks we face since December 31, 2015.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2016, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 0.96% and 2.36%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.98% and 2.16%, respectively, relative to the base case over the next 12 months. As of December 31, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.42% and 1.78%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.18% and 0.38%, respectively, relative to the base case over the next 12 months.  As of March 31, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 3.81% and 5.27%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.52% and 2.07%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved with various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2016.

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

Period	Total Number of Shares Purchased	Average Cost Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	1,269,952
February 1, 2016 through February 29, 2016	421,393	22.89	421,393	848,559
March 1, 2016 through March 31, 2016	22,033	25.15	22,033	826,526
Total	443,426	$23.00	443,426

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

SOUTHSIDE BANCSHARES, INC.

DATE:	April 29, 2016	BY:	/s/ SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE:	April 29, 2016	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, President

DATE:	April 29, 2016	By:	/s/ JULIE N. SHAMBURGER
Julie N. Shamburger, CPA, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3 (a)
Restated Certificate of Formation of Southside Bancshares, Inc. effective May 2, 2014 (filed as Exhibit 3(a) to the Registrant’s Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, and incorporated herein by reference).

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