Form 10-Q
period 2016-06-30
SOUTHSIDE BANCSHARES INC
filed 2016-07-29
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 25, 2016 was 26,251,270 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$45,663	$54,288
Interest earning deposits	18,450	26,687
Total cash and cash equivalents	64,113	80,975
Securities available for sale, at estimated fair value	1,416,335	1,460,492
Securities held to maturity, at carrying value (estimated fair value of $829,003 and $799,763, respectively)	784,925	784,296
FHLB stock, at cost	47,702	51,047
Other investments	5,428	5,462
Loans held for sale	5,883	3,811
Loans:
Loans	2,384,321	2,431,753
Less: Allowance for loan losses	(14,908)	(19,736)
Net Loans	2,369,413	2,412,017
Premises and equipment, net	107,242	107,929
Goodwill	91,520	91,520
Other intangible assets, net	5,534	6,548
Interest receivable	22,194	22,700
Deferred tax asset	6,651	19,903
Unsettled trades to sell securities	—	9,343
Bank owned life insurance	96,375	95,080
Other assets	11,690	10,953
TOTAL ASSETS	$5,035,005	$5,162,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$679,831	$672,470
Interest bearing	2,890,418	2,782,937
Total deposits	3,570,249	3,455,407
Short-term obligations:
Federal funds purchased and repurchase agreements	11,065	2,429
FHLB advances	374,652	645,407
Total short-term obligations	385,717	647,836
Long-term obligations:
FHLB advances	498,837	502,281
Long-term debt	60,311	60,311
Total long-term obligations	559,148	562,592
Unsettled trades to purchase securities	11,793	19,350
Other liabilities	35,798	32,829
TOTAL LIABILITIES	4,562,705	4,718,014

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 13)

Shareholders’ equity:
Common stock ($1.25 par value, 40,000,000 shares authorized, 29,164,334 shares issued at June 30, 2016 and 27,865,798 shares issued at December 31, 2015)	36,455	34,832
Paid-in capital	458,817	424,078
Retained earnings	19,874	41,527
Treasury stock, at cost (2,913,064 at June 30, 2016 and 2,469,638 at December 31, 2015)	(47,891)	(37,692)
Accumulated other comprehensive income (loss)	5,045	(18,683)
TOTAL SHAREHOLDERS’ EQUITY	472,300	444,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,035,005	$5,162,076

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans	$26,233	$23,887	$53,998	$47,803
Investment securities – taxable	107	459	321	696
Investment securities – tax-exempt	5,137	5,644	10,492	11,509
Mortgage-backed securities	9,366	7,666	18,757	16,128
FHLB stock and other investments	185	65	402	158
Other interest earning assets	61	29	131	63
Total interest income	41,089	37,750	84,101	76,357
Interest expense
Deposits	3,515	2,493	6,771	5,022
Short-term obligations	906	154	1,602	296
Long-term obligations	2,289	2,198	4,732	4,343
Total interest expense	6,710	4,845	13,105	9,661
Net interest income	34,379	32,905	70,996	66,696
Provision for loan losses	3,768	268	6,084	4,116
Net interest income after provision for loan losses	30,611	32,637	64,912	62,580
Noninterest income
Deposit services	5,099	4,920	10,184	9,909
Net gain on sale of securities available for sale	728	105	3,169	2,581
Gain on sale of loans	873	822	1,516	1,199
Trust income	869	820	1,724	1,713
Bank owned life insurance income	647	653	1,321	1,322
Brokerage services	535	472	1,110	1,111
Other	619	1,139	1,942	1,884
Total noninterest income	9,370	8,931	20,966	19,719
Noninterest expense
Salaries and employee benefits	14,849	16,869	32,581	35,068
Occupancy expense	2,993	3,105	6,328	6,304
Advertising, travel & entertainment	722	683	1,407	1,340
ATM and debit card expense	736	750	1,448	1,429
Professional fees	1,478	793	2,816	1,535
Software and data processing expense	739	1,237	1,488	2,268
Telephone and communications	468	603	952	1,072
FDIC insurance	645	629	1,283	1,267
FHLB prepayment fees	148	—	148	—
Other	3,036	3,768	6,771	7,603
Total noninterest expense	25,814	28,437	55,222	57,886

Income before income tax expense	14,167	13,131	30,656	24,413
Income tax expense	2,772	1,967	5,745	3,870
Net income	$11,395	$11,164	$24,911	$20,543
Earnings per common share – basic	$0.43	$0.42	$0.94	$0.77
Earnings per common share – diluted	$0.43	$0.42	$0.94	$0.77
Dividends paid per common share	$0.24	$0.23	$0.47	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$11,395	$11,164	$24,911	$20,543
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) on available for sale securities during the period	16,247	(16,244)	43,991	(6,724)
Change in net unrealized loss on securities transferred to held to maturity	—	1,329	—	1,329
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	87	244	144	526
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(728)	(105)	(3,169)	(2,581)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(3,134)	—	(5,378)	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	502	614	913	1,145
Amortization of prior service cost (credit), included in net periodic benefit cost	8	(4)	4	(8)
Other comprehensive income (loss), before tax	12,982	(14,166)	36,505	(6,313)
Income tax (benefit) expense related to other items of comprehensive income	(4,544)	4,959	(12,777)	2,210
Other comprehensive income (loss), net of tax	8,438	(9,207)	23,728	(4,103)
Comprehensive income	$19,833	$1,957	$48,639	$16,440

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net income	—	—	20,543	—	—	20,543
Other comprehensive loss	—	—	—	—	(4,103)	(4,103)
Issuance of common stock (21,499 shares)	26	587	—	—	—	613
Stock compensation expense	—	567	—	—	—	567
Tax benefits related to stock awards	—	32	—	—	—	32
Net issuance of common stock under employee stock plans	15	157	(21)	—	—	151
Cash dividends paid on common stock ($0.46 per share)	—	—	(11,372)	—	—	(11,372)
Stock dividend declared	1,512	31,163	(32,675)	—	—	—
Balance at June 30, 2015	$34,776	$422,392	$31,871	$(37,692)	$(19,673)	$431,674

Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
Net income	—	—	24,911	—	—	24,911
Other comprehensive income	—	—	—	—	23,728	23,728
Issuance of common stock (23,015 shares)	29	619	—	—	—	648
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	758	—	—	—	758
Tax benefits related to stock awards	—	17	—	—	—	17
Net issuance of common stock under employee stock plans	29	145	(31)	—	—	143
Cash dividends paid on common stock ($0.47 per share)	—	—	(11,768)	—	—	(11,768)
Stock dividend declared	1,565	33,200	(34,765)	—	—	—
Balance at June 30, 2016	$36,455	$458,817	$19,874	$(47,891)	$5,045	$472,300

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$24,911	$20,543
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	4,328	4,288
Securities premium amortization (discount accretion), net	9,366	11,276
Loan (discount accretion) premium amortization, net	(1,680)	(1,599)
Provision for loan losses	6,084	4,116
Stock compensation expense	758	567
Deferred tax expense (benefit)	506	(2,019)
Tax benefit related to stock awards	(17)	(32)
Net gain on sale of securities available for sale	(3,169)	(2,581)
Net (gain) loss on premises and equipment	(19)	137
Gross proceeds from sales of loans held for sale	42,602	30,572
Gross originations of loans held for sale	(44,674)	(35,104)
Net loss on other real estate owned	147	382
Net change in:
Interest receivable	506	(230)
Other assets	(2,599)	2,070
Interest payable	378	(52)
Other liabilities	(1,872)	(3,601)
Net cash provided by operating activities	35,556	28,733

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(355,720)	(528,964)
Sales	352,299	336,136
Maturities, calls and principal repayments	97,816	158,022
Securities held to maturity:
Purchases	(23,542)	(56,752)
Maturities, calls and principal repayments	9,206	11,411
Proceeds from redemption of FHLB stock	3,644	5,692
Purchases of FHLB stock and other investments	(235)	(3,594)
Net loans originated	37,446	1,235
Purchases of premises and equipment	(3,327)	(1,828)
Proceeds from sales of premises and equipment	51	6
Proceeds from sales of other real estate owned	587	634
Proceeds from sales of repossessed assets	568	1,619
Net cash provided by (used in) investing activities	118,793	(76,383)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2016	2015
FINANCING ACTIVITIES:
Net change in deposits	$115,428	$94,908
Net increase (decrease) in federal funds purchased and repurchase agreements	8,636	(2,153)
Proceeds from FHLB advances	3,815,906	8,447,303
Repayment of FHLB advances	(4,090,022)	(8,489,458)
Tax benefit related to stock awards	17	32
Net issuance of common stock under employee stock plan	143	151
Purchase of common stock	(10,199)	—
Proceeds from the issuance of common stock	648	613
Cash dividends paid	(11,768)	(11,372)
Net cash (used in) provided by financing activities	(171,211)	40,024

Net decrease in cash and cash equivalents	(16,862)	(7,626)
Cash and cash equivalents at beginning of period	80,975	84,655
Cash and cash equivalents at end of period	$64,113	$77,029

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$12,727	$9,713
Income taxes paid	$5,500	$2,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$764	$1,073
Transfer of available for sale securities to held to maturity securities	$—	$57,724
Adjustment to pension liability	$(917)	$(1,137)
5% stock dividend	$34,765	$32,675
Unsettled trades to purchase securities	$(11,793)	$(3,453)

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
The consolidated balance sheet as of June 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, cash flows and notes to the financial statements for the three- and six-month periods ended June 30, 2016 and 2015 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income, equity or cash flows.
On May 5, 2016, our board of directors declared a 5% stock dividend to common stock shareholders of record as of May 31, 2016, which was paid on June 28, 2016. All share data has been adjusted to give retroactive recognition to stock dividends.
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

Further information on our derivative instruments and hedging activities is included in “Note 10 - Derivative Financial Instruments and Hedging Activities.”

Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the potential impact of ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The ASU requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and should be classified along with other income tax cash flows as an operating activity instead of a financing activity as currently required under GAAP. The ASU also simplifies accounting for forfeitures by allowing an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to recognize the effects of forfeitures when they occur in compensation cost. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity, and to qualify for equity classification, an employer can now withhold up to the maximum statutory tax rate instead of the minimum statutory tax rate as currently required by GAAP. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-09 is not expected to have a significant impact on our consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies certain aspects of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” related to (i) identifying performance obligations and (ii) the licensing implementation guidance. ASU 2016-10 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 clarifies ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” guidance on (i) assessing collectability, (ii) presenting sales tax, (iii) measuring non-cash consideration and (iv) certain transition matters. ASU 2016-12 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of ASU 2016-12 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.

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
The fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.36 billion, including total loans of $763.5 million and total investment securities of $428.4 million.  Total fair value of the liabilities assumed, adjusted for subsequent measurement period adjustments, totaled $1.13 billion, including deposits of $801.3 million.  We recognized $69.5 million in goodwill associated with the Omni acquisition.  The goodwill resulting from the acquisition represents consideration paid in excess of the net assets acquired and the value expected from the opportunities to strategically grow our franchise in the greater Fort Worth market area and to enhance our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill was $91.5 million as of June 30, 2016 and December 31, 2015 and is not expected to be deductible for tax purposes.
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

3.     Earnings Per Share
Earnings per share on a basic and diluted basis have been calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and Diluted Earnings:
Net income	$11,395	$11,164	$24,911	$20,543
Basic weighted-average shares outstanding	26,230	26,608	26,340	26,600
Add: Stock awards	119	93	94	89
Diluted weighted-average shares outstanding	26,349	26,701	26,434	26,689

Basic Earnings Per Share:	$0.43	$0.42	$0.94	$0.77

Diluted Earnings Per Share:	$0.43	$0.42	$0.94	$0.77
For the three- and six-month periods ended June 30, 2016, there were approximately 22,000 and 53,000 anti-dilutive shares, respectively. For the three- and six-month periods ended June 30, 2015, there were approximately 13,000 and 12,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$16,245	$(1,459)	$(47)	$(18,132)	$(3,393)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	16,247	(3,134)	—	—	13,113
Reclassified from accumulated other comprehensive income	(641)	—	8	502	(131)
Income tax (expense) benefit	(5,462)	1,097	(3)	(176)	(4,544)
Net current-period other comprehensive income (loss), net of tax	10,144	(2,037)	5	326	8,438
Ending balance, net of tax	$26,389	$(3,496)	$(42)	$(17,806)	$5,045

	Six Months Ended June 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	43,991	(5,378)	—	—	38,613
Reclassified from accumulated other comprehensive income	(3,025)	—	4	913	(2,108)
Income tax (expense) benefit	(14,338)	1,882	(2)	(319)	(12,777)
Net current-period other comprehensive income (loss), net of tax	26,628	(3,496)	2	594	23,728
Ending balance, net of tax	$26,389	$(3,496)	$(42)	$(17,806)	$5,045

	Three Months Ended June 30, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$11,000	$—	$4	$(21,470)	$(10,466)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(14,915)	—	—	—	(14,915)
Reclassified from accumulated other comprehensive income	139	—	(4)	614	749
Income tax (expense) benefit	5,172	—	2	(215)	4,959
Net current-period other comprehensive income (loss), net of tax	(9,604)	—	(2)	399	(9,207)
Ending balance, net of tax	$1,396	$—	$2	$(21,071)	$(19,673)

	Six Months Ended June 30, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(5,395)	—	—	—	(5,395)
Reclassified from accumulated other comprehensive income	(2,055)	—	(8)	1,145	(918)
Income tax (expense) benefit	2,608	—	3	(401)	2,210
Net current-period other comprehensive income (loss), net of tax	(4,842)	—	(5)	744	(4,103)
Ending balance, net of tax	$1,396	$—	$2	$(21,071)	$(19,673)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(87)	$(244)	$(144)	$(526)
Tax benefit	30	85	50	184
Net of tax	(57)	(159)	(94)	(342)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$728	$105	$3,169	$2,581
Tax expense	(255)	(36)	(1,109)	(903)
Net of tax	473	69	2,060	1,678

Amortization of pension plan:
Net actuarial loss (3)	$(502)	$(614)	$(913)	$(1,145)
Prior service credit (3)	(8)	4	(4)	8
Total before tax	(510)	(610)	(917)	(1,137)
Tax benefit	179	213	321	398
Net of tax	(331)	(397)	(596)	(739)
Total reclassifications for the period, net of tax	$85	$(487)	$1,370	$597
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.

(3)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities as of June 30, 2016 and December 31, 2015 are reflected in the tables below (in thousands):

	June 30, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$282,422	$15,013	$19	$297,416	$—	$—	$297,416
Other Stocks and Bonds	7,774	64	16	7,822	—	—	7,822
Other Equity Securities	6,045	94	—	6,139	—	—	6,139
Mortgage-backed Securities: (1)
Residential	660,953	15,504	155	676,302	—	—	676,302
Commercial	409,828	18,828	—	428,656	—	—	428,656
Total	$1,367,022	$49,503	$190	$1,416,335	$—	$—	$1,416,335

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$385,387	$4,207	$8,899	$380,695	$21,710	$883	$401,522
Mortgage-backed Securities: (1)
Residential	37,493	—	41	37,452	2,272	3	39,721
Commercial	370,759	1,150	5,131	366,778	20,982	—	387,760
Total	$793,639	$5,357	$14,071	$784,925	$44,964	$886	$829,003

	December 31, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$103,906	$61	$380	$103,587	$—	$—	$103,587
State and Political Subdivisions	236,534	8,323	611	244,246	—	—	244,246
Other Stocks and Bonds	12,772	63	45	12,790	—	—	12,790
Other Equity Securities	6,052	—	36	6,016	—	—	6,016
Mortgage-backed Securities: (1)
Residential	580,621	9,120	1,239	588,502	—	—	588,502
Commercial	512,116	466	7,231	505,351	—	—	505,351
Total	$1,452,001	$18,033	$9,542	$1,460,492	$—	$—	$1,460,492

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$389,997	$4,772	$9,273	$385,496	$13,061	$1,363	$397,194
Mortgage-backed Securities: (1)
Residential	31,430	—	51	31,379	2,018	1	33,396
Commercial	371,727	1,233	5,539	367,421	4,232	2,480	369,173
Total	$793,154	$6,005	$14,863	$784,296	$19,311	$3,844	$799,763

(1)    All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. During the second quarter of 2015, the Company transferred commercial mortgage-backed securities with a fair value of $57.7 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the six months ended June 30, 2016.

The following tables represent the fair value and unrealized loss on securities as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$3,037	$13	$1,110	$6	$4,147	$19
Other Stocks and Bonds	2,984	16	—	—	2,984	16
Mortgage-backed Securities:
Residential	45,178	116	16,400	39	61,578	155
Total	$51,199	$145	$17,510	$45	$68,709	$190
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$2,925	$21	$38,851	$862	$41,776	$883
Mortgage-backed Securities:
Residential	5,375	3	—	—	5,375	3
Total	$8,300	$24	$38,851	$862	$47,151	$886

	As of December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$64,172	$380	$—	$—	$64,172	$380
State and Political Subdivisions	15,550	116	19,270	495	34,820	611
Other Stocks and Bonds	2,954	45	—	—	2,954	45
Other Equity Securities	6,016	36	—	—	6,016	36
Mortgage-backed Securities:
Residential	229,514	1,215	3,817	24	233,331	1,239
Commercial	422,316	7,039	5,110	192	427,426	7,231
Total	$740,522	$8,831	$28,197	$711	$768,719	$9,542
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$24,340	$214	$62,240	$1,149	$86,580	$1,363
Mortgage-backed Securities:
Residential	1,717	1	—	—	1,717	1
Commercial	193,710	2,439	2,481	41	196,191	2,480
Total	$219,767	$2,654	$64,721	$1,190	$284,488	$3,844

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at June 30, 2016.
The majority of the unrealized loss positions are comprised of highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at June 30, 2016.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2016	2015
U.S. Treasury	$21	$345
U.S. Government Agency Debentures	—	32
State and Political Subdivisions	5,137	5,645
Other Stocks and Bonds	57	52
Other Equity Securities	29	29
Mortgage-backed Securities	9,366	7,666
Total interest income on securities	$14,610	$13,769

	Six Months Ended June 30,
	2016	2015
U.S. Treasury	$148	$461
U.S. Government Agency Debentures	—	64
State and Political Subdivisions	10,492	11,515
Other Stocks and Bonds	115	104
Other Equity Securities	58	61
Mortgage-backed Securities	18,757	16,128
Total interest income on securities	$29,570	$28,333

Of the approximately $3.2 million in net securities gains from the AFS portfolio for the six months ended June 30, 2016, there were $3.7 million in realized gains and $551,000 in realized losses.  Of the $2.6 million in net securities gains from the AFS portfolio for the six months ended June 30, 2015, there were $2.7 million in realized gains and $120,000 in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2016 or 2015. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and fair value of securities at June 30, 2016, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2016
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$15,129	$15,192
Due after one year through five years	23,124	24,567
Due after five years through ten years	28,931	30,327
Due after ten years	223,012	235,151
	290,196	305,237
Mortgage-backed Securities and Other Equity Securities:	1,076,826	1,111,098
Total	$1,367,022	$1,416,335

	June 30, 2016
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$3,896	$3,836
Due after one year through five years	34,523	35,325
Due after five years through ten years	77,229	80,547
Due after ten years	265,047	281,814
	380,695	401,522
Mortgage-backed Securities:	404,230	427,481
Total	$784,925	$829,003

Investment and MBS with carrying values of $1.13 billion and $1.33 billion were pledged as of June 30, 2016 and December 31, 2015, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2016	December 31, 2015
Real Estate Loans:
Construction	$425,595	$438,247
1-4 Family Residential	633,400	655,410
Commercial	694,272	635,210
Commercial Loans	197,896	242,527
Municipal Loans	292,909	288,115
Loans to Individuals	140,249	172,244
Total Loans (1)	2,384,321	2,431,753
Less: Allowance for Loan Losses	14,908	19,736
Net Loans	$2,369,413	$2,412,017

(1)     Includes approximately $457.2 million and $581.1 million of loans acquired with the Omni acquisition as of
June 30, 2016 and December 31, 2015, respectively. The allowance for loan loss recorded on acquired loans totaled
$3,000 and $629,000 as of June 30, 2016 and December 31, 2015, respectively.
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
Commercial Real Estate Loans
Commercial real estate consists of $633.9 million of owner and nonowner-occupied real estate, $55.0 million of loans secured by multi-family properties and $5.3 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by commercial office buildings, retail, medical facilities and offices, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical net charge-off data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements not reflected in the historical data. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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
We calculate historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced, consistent with the characteristics of remaining loans, to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. All loans are subject to individual analysis if determined to be impaired with the exception of consumer loans and loans secured by 1-4 family residential loans.
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

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (1)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,577	$2,155	$4,467	$8,964	$720	$916	$21,799
Provision (reversal) for loan losses (2)	(154)	(472)	208	4,094	(232)	324	3,768
Loans charged off	—	—	—	(10,650)	—	(654)	(11,304)
Recoveries of loans charged off	—	3	5	66	249	322	645
Balance at end of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908

	Six Months Ended June 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (1)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (2)	(196)	(1,023)	92	6,714	(237)	734	6,084
Loans charged off	—	(19)	—	(10,923)	—	(1,502)	(12,444)
Recoveries of loans charged off	269	133	11	87	249	783	1,532
Balance at end of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908

(1)
Of the $10.7 million and $10.9 million in commercial charge-offs recorded for the three and six months ended June 30, 2016, $10.6 million includes the partial charge-off of two large commercial borrowing relationships.

(2)
Of the $3.8 million and $6.1 million recorded in provision for loan losses for the three and six months ended June 30, 2016, approximately $1.4 million for the three and six months ended June 30, 2016, related to provision expense on PCI loans.

	Three Months Ended June 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,774	$3,400	$3,360	$5,316	$824	$1,252	$16,926
Provision (reversal) for loan losses (2)	86	93	162	(308)	9	226	268
Loans charged off	—	(40)	—	(50)	—	(803)	(893)
Recoveries of loans charged off	49	15	7	55	—	395	521
Balance at end of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822

	Six Months Ended June 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses (2)	361	666	431	1,757	117	784	4,116
Loans charged off	—	(46)	—	(107)	—	(1,826)	(1,979)
Recoveries of loans charged off	92	26	73	84	—	1,118	1,393
Balance at end of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822

(1)	Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

(2)	Of the $268,000 and $4.1 million recorded in provision for loan losses for the three and six months ended June 30, 2015, none related to provision expense on PCI loans.
The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of June 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$14	$16	$40	$274	$13	$124	$481
Ending balance – collectively evaluated for impairment	4,409	1,670	4,640	2,200	724	784	14,427
Balance at end of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908

	As of December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$25	$137	$4,599	$13	$105	$4,891
Ending balance – collectively evaluated for impairment	4,338	2,570	4,440	1,997	712	788	14,845
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

(1)	There was approximately $3,000 and $629,000 of allowance for loan losses associated with purchased credit impaired (“PCI”) loans as of June 30, 2016 and December 31, 2015, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	June 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$526	$1,709	$4,262	$5,914	$637	$286	$13,334
Loans collectively evaluated for impairment	424,868	624,883	687,987	185,812	292,272	139,774	2,355,596
Purchased credit impaired loans	201	6,808	2,023	6,170	—	189	15,391
Total ending loan balance	$425,595	$633,400	$694,272	$197,896	$292,909	$140,249	$2,384,321

	December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$508	$1,751	$3,757	$14,250	$637	$258	$21,161
Loans collectively evaluated for impairment	437,518	646,590	628,405	220,199	287,478	171,782	2,391,972
Purchased credit impaired loans	221	7,069	3,048	8,078	—	204	18,620
Total ending loan balance	$438,247	$655,410	$635,210	$242,527	$288,115	$172,244	$2,431,753

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

	June 30, 2016
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$406,988	$—	$9,974	$8,611	$22	$425,595
1-4 Family Residential	622,273	1,377	1,607	4,222	3,921	633,400
Commercial	679,480	602	107	12,976	1,107	694,272
Commercial Loans	173,733	943	5,365	8,471	9,384	197,896
Municipal Loans	291,260	—	1,012	637	—	292,909
Loans to Individuals	138,882	—	—	358	1,009	140,249
Total	$2,312,616	$2,922	$18,065	$35,275	$15,443	$2,384,321

	December 31, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$434,893	$—	$1,754	$1,576	$24	$438,247
1-4 Family Residential	643,498	1,403	1,636	4,915	3,958	655,410
Commercial	620,117	—	—	14,988	105	635,210
Commercial Loans	204,775	716	1,738	27,681	7,617	242,527
Municipal Loans	286,415	—	1,063	637	—	288,115
Loans to Individuals	170,558	2	—	478	1,206	172,244
Total	$2,360,256	$2,121	$6,191	$50,275	$12,910	$2,431,753

(1)
Includes PCI loans comprised of $112,000 special mention, $3.1 million substandard and $7.8 million doubtful as of June 30, 2016. Includes PCI loans comprised of $95,000 special mention, $3.6 million substandard, and $9.9 million doubtful as of December 31, 2015.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2016	At December 31, 2015
Nonaccrual loans (1)	$11,767	$20,526
Accruing loans past due more than 90 days (1)	6	3
Restructured loans (2)	12,477	11,143
Other real estate owned	237	744
Repossessed assets	23	64
Total Nonperforming Assets	$24,510	$32,480

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $8.3 million and $7.5 million in PCI loans restructured as of June 30, 2016 and December 31, 2015, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. As of June 30, 2016, there were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. As of December 31, 2015 there was a total of $67,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	June 30, 2016	December 31, 2015
Real Estate Loans:
Construction	$63	$508
1-4 Family Residential	1,776	1,847
Commercial	3,358	2,816
Commercial Loans	5,441	13,896
Loans to Individuals	1,129	1,459
Total	$11,767	$20,526

(1)    Excludes PCI loans measured at fair value at acquisition.

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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	June 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$531	$526	$14
1-4 Family Residential	4,673	4,452	16
Commercial	4,818	4,659	40
Commercial Loans	30,226	11,042	274
Municipal Loans	637	637	13
Loans to Individuals	327	286	121
Total (1)	$41,212	$21,602	$478

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,320	$508	$12
1-4 Family Residential	1,842	1,751	25
Commercial	4,756	4,636	137
Commercial Loans	29,844	21,385	4,599
Municipal Loans	637	637	13
Loans to Individuals	288	257	105
Total (1)	$38,687	$29,174	$4,891

(1)	Includes $8.3 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of June 30, 2016 and December 31, 2015, respectively.

There were no impaired loans recorded without an allowance as of June 30, 2016 or December 31, 2015.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$—	$22	$—	$22	$425,573	$425,595
1-4 Family Residential	252	611	883	1,746	631,654	633,400
Commercial	125	181	—	306	693,966	694,272
Commercial Loans	2,810	704	102	3,616	194,280	197,896
Municipal Loans	—	—	—	—	292,909	292,909
Loans to Individuals	1,710	149	185	2,044	138,205	140,249
Total	$4,897	$1,667	$1,170	$7,734	$2,376,587	$2,384,321

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$121	$258	$208	$587	$437,660	$438,247
1-4 Family Residential	3,703	781	1,080	5,564	649,846	655,410
Commercial	359	1,289	361	2,009	633,201	635,210
Commercial Loans	527	138	335	1,000	241,527	242,527
Municipal Loans	—	—	—	—	288,115	288,115
Loans to Individuals	2,457	608	285	3,350	168,894	172,244
Total	$7,167	$3,074	$2,269	$12,510	$2,419,243	$2,431,753

(1)    Includes PCI loans measured at fair value at acquisition.

The following tables set forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands):

	Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)
Real Estate Loans:
Construction	$584	$5	$2,361	$23
1-4 Family residential	2,409	43	3,692	14
Commercial	5,403	21	3,586	13
Commercial loans	18,999	120	15,163	9
Municipal loans	637	9	949	10
Loans to individuals	263	2	881	1
Total	$28,295	$200	$26,632	$70

	Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)
Real Estate Loans:
Construction	$495	$12	$2,382	$46
1-4 Family Residential	2,195	83	3,855	29
Commercial	5,294	43	2,731	25
Commercial Loans	20,158	292	9,070	18
Municipal Loans	637	17	842	19
Loans to Individuals	258	4	670	1
Total	$29,037	$451	$19,550	$138

(1)	Excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance at June 30, 2016 and 2015 of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$—	$—	$24	$24	1
1-4 Family Residential	—	77	2,743	2,820	2
Loans to Individuals	20	—	75	95	6
Total	$20	$77	$2,842	$2,939	9

	Six Months Ended June 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$463	$—	$24	$487	2
1-4 Family Residential	—	77	2,743	2,820	2
Commercial	2,088	—	—	2,088	1
Commercial Loans	1,154	—	—	1,154	4
Loans to Individuals	20	—	75	95	6
Total	$3,725	$77	$2,842	$6,644	15

	Three Months Ended June 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Commercial Loans	$300	$—	$—	$300	1
Loans to Individuals	4	—	58	62	7
Total	$304	$—	$58	$362	8

	Six Months Ended June 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$262	$262	2
Commercial	30	—	—	30	1
Commercial Loans	300	—	762	1,062	2
Loans to Individuals	4	—	84	88	9
Total	$334	$—	$1,108	$1,442	14

(1)	These modifications may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.
The majority of loans restructured as TDRs during the six months ended June 30, 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and six months ended June 30, 2016 and 2015 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2016, there were no material TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At June 30, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	June 30, 2016	December 31, 2015
Outstanding principal balance	$23,586	$27,644
Carrying amount	$15,391	$18,620

The following table presents the changes of the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,342	$1,296	$2,493	$1,820
Additions	—	—	—	—
Reclassifications (to) from nonaccretable discount	(235)	—	208	—
Accretion	(509)	(618)	(1,103)	(1,142)
Balance at end of period	$1,598	$678	$1,598	$678

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
FHLB advances (1)	$498,837	$502,281

Long-term debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term debt	60,311	60,311
Total Long-term obligations	$559,148	$562,592

(1)	At June 30, 2016, the weighted average cost of these advances was 1.1%. Long-term FHLB advances have maturities ranging from July 2017 through July 2028.

(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	This debt carries an adjustable rate of 3.5711% through September 29, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(4)	This debt carried an adjustable rate of 1.9366% through July 29, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(5)	This debt carries an adjustable rate of 2.9025% through September 14, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(6)	This debt carries an adjustable rate of 2.4539% through August 22, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into various variable rate advance agreements with the FHLB. At June 30, 2016, these agreements were $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges under ASC 815 that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and ranging from four years to nine years. The cash flows of the swaps are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Proceeds were used for general corporate purposes. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2016	2015	2016	2015	2016	2015
Service cost	$316	$443	$—	$—	$56	$118
Interest cost	953	848	53	60	133	171
Expected return on assets	(1,257)	(1,420)	(66)	(74)	—	—
Net actuarial loss recognition	462	369	—	—	40	245
Prior service cost (credit) amortization	7	(5)	—	—	1	1
Special and contractual termination benefits	29	—	—	—	—	—
Net periodic benefit cost (income)	$510	$235	$(13)	$(14)	$230	$535

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2016	2015	2016	2015	2016	2015
Service cost	$684	$919	$—	$—	$103	$191
Interest cost	1,870	1,705	106	119	268	306
Expected return on assets	(2,611)	(2,842)	(133)	(147)	—	—
Net loss amortization	820	752	—	—	93	393
Prior service cost (credit) amortization	1	(11)	—	—	3	3
Special and contractual termination benefits	1,549	—	—	—	—	—
Net periodic benefit cost (income)	$2,313	$523	$(27)	$(28)	$467	$893

9.     Share-based Incentive Plans

We grant nonqualified stock options (“NQSOs”) to certain officers with an exercise price equal to the fair value of the shares at the date of grant. During the six months ended June 30, 2016 and 2015, we granted 85,325 shares at a weighted average exercise price of $26.61 and 388,669 shares at a weighted average exercise price of $26.74, respectively. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.

We also grant restricted stock units (“RSUs”) to certain officers. During the six months ended June 30, 2016 and 2015, we granted 17,848 and 58,142 RSUs, respectively, with a total value of $486,000 and $1.5 million, respectively. The RSUs vest in equal annual installments over either a three- or four-year period.

For the three and six months ended June 30, 2016, we had share-based compensation expense of $403,000 and $758,000, respectively. Share-based compensation expense for the three and six months ended June 30, 2015 was $294,000 and $567,000, respectively.
10. Derivative Financial Instruments and Hedging Activities

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or as cash flow hedges of forecasted transactions. Derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods as the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into certain interest rate swap contracts on specific variable-rate advance agreements with the FHLB having a total notional amount of $250.0 million at June 30, 2016. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on our $250.0 million of variable-rate advance agreements with the FHLB. The cash flows of the swap are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.

At June 30, 2016, net derivative liabilities included $5.4 million of cash collateral paid to the counterparty related to instruments executed with the same counterparty under a master netting agreement. At June 30, 2016, we had $351,000 of cash collateral receivable that was not offset against derivative liabilities.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding for the periods presented (in thousands):

	June 30, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge- receive floating/pay fixed	$250,000	$—	$5,379	$20,000	$—	$1
Gross derivatives		—	5,379		—	1
Offsetting derivative assets/liabilities		—	—		—	—
Cash collateral received/posted		—	(5,379)		—	—
Net derivatives included in the consolidated balance sheets (2)		$—	$—		$—	$1
(1)     Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure at June 30, 2016 or December 31, 2015.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (in thousands):

	June 30, 2016				December 31, 2015
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate
Swaps-Cash Flow Hedge-receive floating/pay fixed
Medium-and long-term debt designation	$250,000	5.9	0.45%	1.31%	$20,000	4.9	0.29%	1.53%

(1)    Variable rates received on pay fixed swaps are based on one-month LIBOR rates in effect at June 30, 2016 and December 31, 2015.

11.  Fair Value Measurement
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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis include the following at June 30, 2016 and December 31, 2015.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2016 and December 31, 2015, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2016
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$297,416	$—	$297,416	$—
Other Stocks and Bonds	7,822	—	7,822	—
Other Equity Securities	6,139	6,139	—	—
Mortgage-backed Securities: (1)
Residential	676,302	—	676,302	—
Commercial	428,656	—	428,656	—
Derivative assets:
Interest rate swaps	—	—	—	—
Total asset recurring fair value measurements	$1,416,335	$6,139	$1,410,196	$—

Derivative liabilities:
Interest rate swaps	$5,379	$—	$5,379	$—
Total liability recurring fair value measurements	$5,379	$—	$5,379	$—

Nonrecurring fair value measurements
Foreclosed assets	$260	$—	$—	$260
Impaired loans (2)	21,124	—	—	21,124
Total asset nonrecurring fair value measurements	$21,384	$—	$—	$21,384

	As of December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$103,587	$103,587	$—	$—
State and Political Subdivisions	244,246	—	244,246	—
Other Stocks and Bonds	12,790	—	12,790	—
Other Equity Securities	6,016	6,016	—	—
Mortgage-backed Securities: (1)
Residential	588,502	—	588,502	—
Commercial	505,351	—	505,351	—
Total asset recurring fair value measurements	$1,460,492	$109,603	$1,350,889	$—

Nonrecurring fair value measurements
Foreclosed assets	$808	$—	$—	$808
Impaired loans (2)	24,283	—	—	24,283
Total asset nonrecurring fair value measurements	$25,091	$—	$—	$25,091

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Investment and mortgage - backed securities held to maturity - Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$64,113	$64,113	$64,113	$—	$—
Investment securities:
Held to maturity, at carrying value	380,695	401,522	—	401,522	—
Mortgage-backed securities:
Held to maturity, at carrying value	404,230	427,481	—	427,481	—
FHLB stock and other investments, at cost	53,130	53,130	—	53,130	—
Loans, net of allowance for loan losses	2,369,413	2,428,610	—	—	2,428,610
Loans held for sale	5,883	5,883	—	5,883	—
Financial Liabilities:
Deposits	$3,570,249	$3,574,858	$—	$3,574,858	$—
Federal funds purchased and repurchase agreements	11,065	11,065	—	11,065	—
FHLB advances	873,489	882,225	—	882,225	—
Long-term debt	60,311	45,032	—	45,032	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$80,975	$80,975	$80,975	$—	$—
Investment securities:
Held to maturity, at carrying value	385,496	397,194	—	397,194	—
Mortgage-backed securities:
Held to maturity, at carrying value	398,800	402,569	—	402,569	—
FHLB stock and other investments, at cost	56,509	56,509	—	56,509	—
Loans, net of allowance for loan losses	2,412,017	2,364,968	—	—	2,364,968
Loans held for sale	3,811	3,811	—	3,811	—
Financial Liabilities:
Deposits	$3,455,407	$3,449,002	$—	$3,449,002	$—
Federal funds purchased and repurchase agreements	2,429	2,429	—	2,429	—
FHLB advances	1,147,688	1,143,218	—	1,143,218	—
Long-term debt	60,311	43,695	—	43,695	—

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

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current income tax expense	$1,454	$2,451	$5,239	$5,889
Deferred income tax (benefit) expense	1,318	(484)	506	(2,019)
Income tax expense	$2,772	$1,967	$5,745	$3,870

Net deferred tax assets totaled $6.7 million at June 30, 2016 and $19.9 million at December 31, 2015.  No valuation allowance for deferred tax assets was recorded at June 30, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at June 30, 2016 or December 31, 2015.

We recognized income tax expense of $2.8 million and $5.7 million, for an effective tax rate of 19.6% and 18.7%, for the three and six months ended June 30, 2016, respectively, compared to income tax expense of $2.0 million and $3.9 million, for an effective tax rate of 15.0% and 15.9%, for the three and six months ended June 30, 2015, respectively. The higher effective tax rate for the three and six months ended June 30, 2016 was due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2015. We file federal income tax returns and certain state tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.

13.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$599,607	$546,660
Standby letters of credit	8,572	7,752
Total	$608,179	$554,412

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

Securities. In the normal course of business we buy and sell securities. There were $11.8 million and $19.4 million of unsettled trades to purchase securities at June 30, 2016 and December 31, 2015, respectively. There were no unsettled trades to sell securities as of June 30, 2016. As of December 31, 2015, there were $9.3 million of unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2016 or December 31, 2015.

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions and estimates about our future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions about trends in asset quality, capital, liquidity, the pace of loan and revenue growth, the Company’s ability to sell nonperforming assets, expense reductions, the benefits of the Share Repurchase Plan, planned operational efficiencies, earnings and certain market risk disclosures, including the impact of interest rates and other economic factors, are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

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
As of June 30, 2016, our review of the loan portfolio indicated that a loan loss allowance of $14.9 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Impairment of Investment Securities and Mortgage-backed Securities.  Investment and MBS classified as available for sale (“AFS”) are carried at fair value, and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive (loss) income,” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion.  Factors considered in determining whether a decline in value is other-than-temporary include: (1) whether the decline is substantial, the duration of the decline and the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets, we consider expected cash flows of the investment in determining if impairment exists.
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
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At June 30, 2016, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.56%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 3.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$599,607	$546,660
Standby letters of credit	8,572	7,752
Total	$608,179	$554,412

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

Securities. In the normal course of business we buy and sell securities. There were $11.8 million and $19.4 million of unsettled trades to purchase securities at June 30, 2016 and December 31, 2015, respectively. There were no unsettled trades to sell securities as of June 30, 2016. As of December 31, 2015, there were $9.3 million of unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2016 or December 31, 2015.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended June 30, 2016, our net income increased $231,000, or 2.1%, to $11.4 million from $11.2 million for the same period in 2015. The increase was primarily the result of an increase in interest income of $3.3 million, or 8.8%, and a decrease of $2.6 million, or 9.2%, in noninterest expense, which were partially offset by a $3.5 million increase to provision for loan losses, a $1.9 million increase to interest expense, and a $0.8 million increase to income tax expense. Earnings per diluted share increased $0.01, or 2.4%, to $0.43 for the three months ended June 30, 2016 from $0.42 for the same period in 2015.

During the six months ended June 30, 2016, our net income increased $4.4 million, or 21.3%, to $24.9 million from $20.5 million for the same period in 2015. The increase was primarily the result of an increase in interest income of $7.7 million and a decrease of $2.7 million in noninterest expense combined with a $1.2 million increase to noninterest income which were partially offset by a $3.4 million increase to interest expense, a $2.0 million increase to provision for loan losses and a $1.9 million increase in income tax expense. Earnings per diluted share increased $0.17, or 22.1%, to $0.94 for the six months ended June 30, 2016 from $0.77 for the same period in 2015.

Financial Condition

Our total assets decreased $127.1 million, or 2.5%, to $5.04 billion at June 30, 2016 from $5.16 billion at December 31, 2015 primarily as a result of decreases in our loans and securities portfolio.  Loans decreased $47.4 million, or 2.0%, to $2.38 billion compared to $2.43 billion at December 31, 2015. The net decrease in our loans was comprised of decreases of $44.6 million of commercial loans, $32.0 million of loans to individuals, $22.0 million of 1-4 family residential loans and $12.7 million of construction loans, which were partially offset by increases of $59.1 million of commercial real estate loans and $4.8 million of municipal loans. Our securities portfolio decreased by $43.5 million, or 1.9%, to $2.20 billion, compared to $2.24 billion at December 31, 2015.  The decrease in deferred tax asset of $13.3 million was due to the increase in the unrealized gain in the AFS securities portfolio.

Our nonperforming assets at June 30, 2016 decreased to $24.5 million and represented 0.49% of total assets, compared to $32.5 million, or 0.63% of total assets at December 31, 2015.  Nonaccruing loans decreased $8.8 million, or 42.7%, to $11.8 million and the ratio of nonaccruing loans to total loans decreased to 0.49% at June 30, 2016 compared to 0.84% at December 31, 2015.  Other Real Estate Owned (“OREO”) decreased to $237,000 at June 30, 2016 from $744,000 at December 31, 2015. Repossessed assets decreased to $23,000 at June 30, 2016 from $64,000 at December 31, 2015.  Restructured loans at June 30, 2016 increased to $12.5 million compared to $11.1 million at December 31, 2015.

Our deposits increased $114.8 million to $3.57 billion at June 30, 2016 from $3.46 billion at December 31, 2015.  The increase in our deposits during 2016 was primarily the result of an increase in public fund deposits. For the six months ended June 30, 2016, our non-interest bearing deposits increased $7.4 million and interest bearing deposits increased $107.5 million. Total FHLB advances decreased $274.2 million to $873.5 million at June 30, 2016 from $1.15 billion at December 31, 2015.  Short-term FHLB advances decreased $270.8 million to $374.7 million at June 30, 2016 from $645.4 million at December 31, 2015.  Long-term FHLB advances decreased $3.4 million to $498.8 million at June 30, 2016 from $502.3 million at December 31, 2015.

Shareholders’ equity at June 30, 2016 totaled $472.3 million compared to $444.1 million at December 31, 2015. The increase was primarily the result of net income of $24.9 million recorded for the six months ended June 30, 2016, an increase in accumulated other comprehensive income of $23.7 million and common stock issued under our dividend reinvestment plan of $648,000.  These increases were partially offset by the repurchase of $10.2 million of our common stock and cash dividends paid of $11.8 million.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk, and economic risk indicators.

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB, and when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS, long-term municipal securities and to a lesser extent, U.S. Treasury securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
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
During the quarter ended June 30, 2016, we sold Municipal Securities, U.S. Treasury securities, U.S. Agency commercial mortgage-backed securities (“CMBS”), and U.S. Agency mortgage-pass throughs that resulted in an overall gain on the sale of AFS securities of $728,000. As long-term interest rates declined significantly during the second quarter we elected to marginally reduce the duration of the securities portfolio by selling selected lower yielding long-term CMBS. The CMBS we sold during the quarter were sold to help reduce the duration of the portfolio and take advantage of a drop in benchmark rates. As long-term interest rates continued to decline during the second quarter, we were able to replace these securities with securities with more favorable risk reward profiles. During the quarter ended June 30, 2016, we primarily purchased premium CMOs with favorable expected returns in relation to risk, U.S. Agency CMBS and Texas municipals.  Our total portfolio, comprised of investment and MBS, decreased from $2.24 billion at December 31, 2015 to $2.20 billion at June 30, 2016. The total unamortized premium for our MBS was $37.9 million and $40.5 million as of June 30, 2016 and June 30, 2015, respectively.
At June 30, 2016, securities increased as a percentage of assets to 43.7% as compared to 43.5% at December 31, 2015 due to the overall decrease in total assets of $127.1 million which was slightly offset by a 1.9% decrease in the securities portfolio.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 23.9%, or $274.2 million, to $873.5 million at June 30, 2016 from $1.15 billion at December 31, 2015, due primarily to the increase in deposits and the decrease in loans and securities held in our portfolio. During the six months ended June 30, 2016, our long-term FHLB advances decreased $3.4 million, to $498.8 million from $502.3 million at December 31, 2015. In June 2016 we prepaid $63.0 million of FHLB advances with an average rate of 1.43%. This represented some of our priced advances maturing through January 2017. We paid prepayment fees of $148,000 associated with prepaying these advances. During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into various variable rate advance agreements with the FHLB. At June 30, 2016, these agreements had a total notional value of $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and terms ranging from four years to nine years. The cash flows of the swaps are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.
Our brokered CDs decreased from $85.3 million at December 31, 2015 to $81.3 million at June 30, 2016. At June 30, 2016, approximately $71.6 million of our brokered CDs were non-callable with remaining maturities less than twelve months. The remaining $9.7 million of brokered CDs are long-term with short-term calls that we control.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the six months ended June 30, 2016, the increase in deposits and decrease in FHLB advances resulted in a decrease in our total wholesale funding as a percentage of deposits to 27.4% at June 30, 2016 from 36.6% at December 31, 2015.
Results of Operations

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for loan losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us.

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
Net interest income for the three months ended June 30, 2016 was $34.4 million, an increase of $1.5 million, or 4.5%, compared to the same period in 2015 primarily as a result of increases in interest income from loans and mortgage-backed securities, partially offset by increases in interest expense. For the three months ended June 30, 2016, our net interest spread and net interest margin decreased to 3.24% and 3.35%, respectively, from 3.30% and 3.39%, respectively, for the same period in 2015.
Net interest income for the six months ended June 30, 2016 was $71.0 million, an increase of $4.3 million, or 6.4%, compared to the same period in 2015 primarily due to increases in interest income on loans and MBS income, partially offset by increases in interest expense. For the six months ended June 30, 2016, our net interest spread and net interest margin decreased slightly to 3.32% and 3.43%, respectively, from 3.36% and 3.44%, respectively, for the same period in 2015.
During the three months ended June 30, 2016, total interest income increased $3.3 million, or 8.8%, to $41.1 million compared to $37.8 million for the same period in 2015.  The increase in total interest income was the result of the increase in average interest earning assets of $283.3 million, or 6.5%, to $4.67 billion for the three months ended June 30, 2016 from $4.39 billion for the same period in 2015, and an increase in the average yield on earning assets to 3.93% for the three months ended June 30, 2016 from 3.83% for the three months ended June 30, 2015. The increase in the yield on interest earning assets during the three months ended June 30, 2016 is primarily the result of an increase in the average balance of loans and the average yield on MBS.
During the six months ended June 30, 2016, total interest income increased $7.7 million, or 10.1%, to $84.1 million compared to $76.4 million for the same period in 2015.  The increase in total interest income was the result of the increase in average interest earning assets of $289.4 million, or 6.6%, to $4.67 billion for the six months ended June 30, 2016 from $4.39 billion for the same period in 2015, and an increase in the average yield on earning assets to 4.00% for the six months ended June 30, 2016 from 3.89% for the six months ended June 30, 2015. The increase in the yield on interest earning assets during the six months ended June 30, 2016 is the result of an increase in the average balance and yield on loans and MBS.
For the three months ended June 30, 2016, average loans increased $237.8 million, or 10.9%, to $2.43 billion, when compared to $2.19 billion for the same period in 2015.  The average yield on loans decreased from 4.56% for the three months ended June 30, 2015 to 4.52% for the three months ended June 30, 2016.  Interest income on loans increased $2.3 million, or 9.8%, to $26.2 million for the three months ended June 30, 2016, when compared to $23.9 million for the same period in 2015 as a result of the increase in the average balance.
During the six months ended June 30, 2016, average loans increased $241.8 million, or 11.0%, to $2.43 billion, when compared to $2.19 billion for the same period in 2015.  The average yield on loans increased from 4.59% for the six months ended June 30, 2015 to 4.64% for the six months ended June 30, 2016. The interest income on loans increased $6.2 million, or 13.0%, to $54.0 million for the six months ended June 30, 2016, when compared to $47.8 million for the same period in 2015. Both the average yield and the interest income on loans increased due to the increase in average loans and a $1.3 million recovery of interest income on the payoff of a long-term nonaccrual loan during the first quarter of 2016. The increase in loans was primarily a result of strong loan growth in our market areas. Construction loans, commercial real estate loans, and municipal loans represent a large part of this increase. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
For the three months ended June 30, 2016, average investment and MBS increased $16.1 million, or 0.8%, to $2.13 billion, when compared to $2.11 billion for the same period in 2015.  The overall yield on average investment and MBS increased to 3.42% during the three months ended June 30, 2016, from 3.20% during the same period in 2015 primarily as a result of an increase in MBS with fixed yields and also due to less prepayments for the first six months of 2016 compared to same period in 2015. Interest income from investment and MBS increased $841,000, or 6.1%, to $14.6 million for the three months ended June 30, 2016, compared to $13.8 million for the same period in 2015.  The increase in interest income for the three months is due to an increase in the average balance and the average yield.
Average investment and MBS increased $30.2 million, or 1.4%, from $2.10 billion to $2.13 billion, for the six months ended June 30, 2016 when compared to the same period in 2015.  At June 30, 2016, substantially all of our MBS were fixed rate securities.  The overall yield on average investment and MBS increased to 3.42% for the six months ended June 30, 2016 from 3.30% for the six months ended June 30, 2015.  Interest income on investment and MBS increased $1.2 million, or 4.4%, during the six months ended June 30, 2016, compared to the same period in 2015 due to an increase in the average balance and average yield.
For the three months ended June 30, 2016, average FHLB stock and other investments increased $10.2 million, or 23.9%, to $53.0 million, when compared to $42.7 million for the same period in 2015 due to an increase in average FHLB advances during 2016 and the corresponding requirement to hold stock associated with those advances.  Interest income from FHLB stock and other investments increased $120,000, or 184.6%, to $185,000, for the three months ended June 30, 2016, when compared to $65,000 for the same period in 2015 as a result of the increase in the average balance and the increase in average yield from 0.61% in 2015 to 1.41% in 2016. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
For the six months ended June 30, 2016, average FHLB stock and other investments increased $10.7 million, or 24.8%, to $54.0 million, when compared to $43.3 million for the same period in 2015 due to an increase in average FHLB advances during 2016 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $244,000, or 154.4%, during the six months ended June 30, 2016, when compared to the same period in 2015 due to an increase in the average balance and the increase in average yield from 0.74% in 2015 to 1.50% in 2016.
During the six months ended June 30, 2016, our average loans increased when compared to the same period in 2015. Average loans increased to 52.1% of average total interest earning assets for the six months ended June 30, 2016 as compared to 50.0% for the same period in 2015. Average total securities as a percentage of average total interest earning assets was 46.7% and 48.9% for the six months ended June 30, 2016, and 2015, respectively. The other interest earning asset categories averaged 1.2% and 1.1% for the six months ended June 30, 2016 and 2015, respectively.

Total interest expense increased $1.9 million, or 38.5%, to $6.7 million during the three months ended June 30, 2016, as compared to $4.8 million during the same period in 2015.  The increase was attributable to the increase in average interest bearing liabilities of $236.0 million, or 6.5%, for the three months ended June 30, 2016 compared to the same period in 2015 and an increase from the average rate paid of 0.53% for the three months ended June 30, 2015 to 0.69% for the three months ended June 30, 2016. The increase in average interest bearing liabilities was primarily the result of the increase in interest bearing deposits and short-term interest bearing liabilities.
Total interest expense increased $3.4 million, or 35.6%, to $13.1 million during the six months ended June 30, 2016, as compared to $9.7 million during the same period in 2015.  The increase was attributable to the increase in average interest bearing liabilities of $222.2 million, or 6.0%, for the six months ended June 30, 2016 compared to the same period in 2015 and an increase from the average rate paid of 0.53% for the six months ended June 30, 2015 to 0.68% for the six months ended June 30, 2016.  The increase in average interest bearing liabilities was primarily the result of the increase in interest bearing deposits and short-term interest bearing liabilities.
Our average total deposits increased $172.9 million, or 5.00%, from $3.46 billion for the three months ended June 30, 2015 to $3.63 billion for the three months ended June 30, 2016. Interest expense for interest bearing deposits for the three months ended June 30, 2016 increased $1.0 million, or 41.0%, when compared to the same period in 2015, due to an increase in the average balance and average rate paid.
Our average total deposits increased $138.0 million, or 4.0%, from $3.45 billion for the six months ended June 30, 2015 to $3.59 billion for the six months ended June 30, 2016. Interest expense for interest bearing deposits for the six months ended June 30, 2016 increased $1.7 million, or 34.8%, when compared to the same period in 2015, due to an increase in the average balance and average rate paid.
Average interest bearing deposits increased $159.6 million, or 5.7%, from $2.79 billion for the three months ended June 30, 2015 to $2.95 billion for the same period in 2016 and the average rate paid increased from 0.36% for the three months ended June 30, 2015 to 0.48% for the three months ended June 30, 2016.  Average time deposits increased $123.2 million, or 14.4%, from $853.4 million for the three months ended June 30, 2015 to $976.6 million for the same period in 2016, and the average rate paid increased to 0.79% for the three months ended June 30, 2016, as compared to 0.62% for the same period in 2015.  Average interest bearing demand deposits increased $25.9 million, or 1.5%, for the three months ended June 30, 2016 when compared to the same period in 2015 and the average rate paid increased to 0.35% for the three months ended June 30, 2016, as compared to 0.26% for the same period in 2015.  Average savings deposits increased $10.5 million, or 4.5%, for the three months ended June 30, 2016 when compared to the same period in 2015, and the average rate paid increased to 0.11% for the three months ended June 30, 2016, as compared to 0.10% for the same period in 2015. Average noninterest bearing demand deposits increased $13.3 million, or 2.0%, during the three months ended June 30, 2016 compared to the same period in 2015.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 73.1% and 75.3% of total average deposits during the three months ended June 30, 2016 and 2015, respectively.
Average interest bearing deposits increased $117.7 million, or 4.2%, from $2.79 billion for the six months ended June 30, 2015 to $2.91 billion for the same period in 2016, and the average rate paid increased from 0.36% for the six months ended June 30, 2015 to 0.47% for the six months ended June 30, 2016.  Average time deposits increased $87.5 million, or 10.2%, from $858.4 million for the six months ended June 30, 2015 to $946.0 million for the same period in 2016, and the average rate paid increased to 0.78% for the six months ended June 30, 2016, as compared to 0.63% for the same period in 2015.  Average interest bearing demand deposits increased $22.2 million, or 1.3%, for the six months ended June 30, 2016 when compared to the same period in 2015, and the average rate paid increased to 0.35% for the six months ended June 30, 2016, as compared to 0.27% for the same period in 2015.  Average savings deposits increased $8.0 million, or 3.5%, for the six months ended June 30, 2016 when compared to the same period in 2015, and the average rate paid increased to 0.11% for the six months ended June 30, 2016, as compared to 0.10% for the same period in 2015. Average noninterest bearing demand deposits increased $20.2 million, or 3.1%, during the six months ended June 30, 2016 compared to the same period in 2015.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 73.6% and 75.1% of total average deposits during the six months ended June 30, 2016 and 2015, respectively.
For the three months ended June 30, 2016, average short-term interest bearing liabilities, consisting primarily of FHLB advances and repurchase agreements, were $385.9 million and reflected increases of $153.4 million, or 66.0%, when compared to the same period in 2015.  Interest expense associated with short-term interest bearing liabilities increased $752,000, or 488.3%, for the three months ended June 30, 2016, compared to the same period in 2015, and the average rate paid increased to 0.94% for the three months ended June 30, 2016, compared to 0.27% for the same period in 2015.
For the six months ended June 30, 2016, average short-term interest bearing liabilities, consisting primarily of FHLB advances and repurchase agreements, were $399.9 million and reflected an increase of $147.6 million, or 58.5%, when compared to the same period in 2015.  Interest expense associated with short-term interest bearing liabilities increased $1.3 million, or 441.2%, for the six months ended June 30, 2016, compared to the same period in 2015, and the average rate paid increased to 0.81% for the six months ended June 30, 2016, compared to 0.24% for the same period in 2015. The increase in the interest expense was due to an increase in the average balance and the average rate paid.
For the three months ended June 30, 2016, average long-term interest bearing liabilities consisting of FHLB advances were $492.3 million and reflected a decrease of $77.0 million, or 13.5%, when compared to the same period in 2015.  Interest expense associated with long-term FHLB advances increased slightly for the three months ended June 30, 2016 compared to the same period in 2015 due to an increase in the average rate paid, partially offset by a decrease in average balance. The average rate paid increased to 1.53% for the three months ended June 30, 2016, when compared to 1.29% for the same period in 2015.
For the six months ended June 30, 2016, average long-term interest bearing liabilities consisting of FHLB advances were $529.6 million and reflected decreases of $43.2 million, or 7.5%, when compared to the same period in 2015.  Interest expense associated with long-term FHLB advances increased for the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in the average rate paid, partially offset by a decrease in average balance. The average rate paid increased to 1.49% for the six months ended June 30, 2016, when compared to 1.28% for the same period in 2015.
Average long-term debt, consisting of our junior subordinated debentures, was $60.3 million for the three and six months ended June 30, 2016 and 2015.  Interest expense associated with long-term debt increased slightly for the three and six months ended June 30, 2016 compared to the same period in 2015, as a result of an increase in the average rate paid during the three and six months ended June 30, 2016.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average rate of the interest bearing liabilities.

		AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	June 30, 2016			June 30, 2015
	AVG BALANCE	INTEREST	AVG YIELD/RATE	AVG BALANCE	INTEREST	AVG YIELD/RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,426,733	$27,275	4.52%	$2,188,886	$24,889	4.56%
Loans Held For Sale	4,984	40	3.23%	3,675	45	4.91%
Securities:
Investment Securities (Taxable) (4)	22,010	107	1.96%	86,561	459	2.13%
Investment Securities (Tax-Exempt) (3) (4)	657,568	8,636	5.28%	627,405	8,752	5.60%
Mortgage-backed and Related Securities (4)	1,450,868	9,366	2.60%	1,400,389	7,666	2.20%
Total Securities	2,130,446	18,109	3.42%	2,114,355	16,877	3.20%
FHLB stock and other investments, at cost	52,952	185	1.41%	42,741	65	0.61%
Interest Earning Deposits	57,493	61	0.43%	39,609	29	0.29%
Total Interest Earning Assets	4,672,608	45,670	3.93%	4,389,266	41,905	3.83%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	47,079			49,760
Bank Premises and Equipment	107,842			111,384
Other Assets	270,219			259,319
Less: Allowance for Loan Losses	(22,377)			(17,059)
Total Assets	$5,075,371			$4,792,670
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$244,639	68	0.11%	$234,097	59	0.10%
Time Deposits	976,600	1,927	0.79%	853,410	1,313	0.62%
Interest Bearing Demand Deposits	1,727,431	1,520	0.35%	1,701,559	1,121	0.26%
Total Interest Bearing Deposits	2,948,670	3,515	0.48%	2,789,066	2,493	0.36%
Short-term Interest Bearing Liabilities	385,858	906	0.94%	232,471	154	0.27%
Long-term Interest Bearing Liabilities – FHLB Dallas	492,296	1,874	1.53%	569,302	1,837	1.29%
Long-term Debt (5)	60,311	415	2.77%	60,311	361	2.40%
Total Interest Bearing Liabilities	3,887,135	6,710	0.69%	3,651,150	4,845	0.53%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	682,360			669,068
Other Liabilities	43,360			37,607
Total Liabilities	4,612,855			4,357,825
SHAREHOLDERS’ EQUITY	462,516			434,845
Total Liabilities and Shareholders’ Equity	$5,075,371			$4,792,670
NET INTEREST INCOME		$38,960			$37,060
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.35%			3.39%
NET INTEREST SPREAD			3.24%			3.30%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,082 and $1,047 for the three months ended June 30, 2016 and 2015, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,499 and $3,108 for the three months ended June 30, 2016 and 2015, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.
Note: As of June 30, 2016 and 2015, loans totaling $11,767 and $21,223, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Six Months Ended
	June 30, 2016			June 30, 2015
	AVG BALANCE	INTEREST	AVG YIELD/RATE	AVG BALANCE	INTEREST	AVG YIELD/RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,430,783	$56,068	4.64%	$2,189,023	$49,827	4.59%
Loans Held For Sale	4,283	72	3.38%	2,835	73	5.19%
Securities:
Investment Securities (Taxable) (4)	31,835	321	2.03%	68,102	696	2.06%
Investment Securities (Tax-Exempt) (3) (4)	646,667	17,130	5.33%	636,269	17,586	5.57%
Mortgage-backed and Related Securities (4)	1,452,605	18,757	2.60%	1,396,519	16,128	2.33%
Total Securities	2,131,107	36,208	3.42%	2,100,890	34,410	3.30%
FHLB stock and other investments, at cost	54,034	402	1.50%	43,311	158	0.74%
Interest Earning Deposits	54,255	131	0.49%	49,040	63	0.26%
Total Interest Earning Assets	4,674,462	92,881	4.00%	4,385,099	84,531	3.89%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	51,406			53,542
Bank Premises and Equipment	107,891			112,006
Other Assets	266,186			270,806
Less: Allowance for Loan Losses	(21,233)			(15,351)
Total Assets	$5,078,712			$4,806,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$240,066	133	0.11%	$232,033	112	0.10%
Time Deposits	945,958	3,650	0.78%	858,416	2,675	0.63%
Interest Bearing Demand Deposits	1,722,573	2,988	0.35%	1,700,399	2,235	0.27%
Total Interest Bearing Deposits	2,908,597	6,771	0.47%	2,790,848	5,022	0.36%
Short-term Interest Bearing Liabilities	399,922	1,602	0.81%	252,276	296	0.24%
Long-term Interest Bearing Liabilities – FHLB Dallas	529,561	3,913	1.49%	572,731	3,629	1.28%
Long-term Debt (5)	60,311	819	2.73%	60,311	714	2.39%
Total Interest Bearing Liabilities	3,898,391	13,105	0.68%	3,676,166	9,661	0.53%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	677,612			657,386
Other Liabilities	44,247			38,827
Total Liabilities	4,620,250			4,372,379
SHAREHOLDERS’ EQUITY	458,462			433,723
Total Liabilities and Shareholders’ Equity	$5,078,712			$4,806,102
NET INTEREST INCOME		$79,776			$74,870
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.43%			3.44%
NET INTEREST SPREAD			3.32%			3.36%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $2,142 and $2,097 for the six months ended June 30, 2016 and 2015, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $6,638 and $6,077 for the six months ended June 30, 2016 and 2015, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Represents issuance of junior subordinated debentures.

Note: As of June 30, 2016 and 2015, loans totaling $11,767 and $21,223, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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
Noninterest income was $9.4 million and $21.0 million for the three and six months ended June 30, 2016, respectively, compared to $8.9 million and $19.7 million for the same periods in 2015, an increase of $439,000, or 4.9%, and $1.2 million, or 6.3%, respectively.  The $439,000 increase in noninterest income for the three months ended June 30, 2016 when compared to the same period in 2015 was primarily due to increases in net gain on sale of securities available for sale, partially offset by a decrease in other income. The $1.2 million increase in noninterest income for the six months ended June 30, 2016 when compared to the same period in 2015 was primarily due to increases in net gain on sale of securities available for sale and gain on sale of loans.
During the three and six months ended June 30, 2016, we pro-actively managed our investment portfolio. We primarily sold CMOs, U.S. Agency CMBS, Texas municipal securities, U.S. Agency MBS, and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $728,000 and $3.2 million for the three and six months ended June 30, 2016, respectively, compared to $105,000 and $2.6 million for the three and six months ended June 30, 2015, respectively.  The fair value of the AFS securities portfolio was $1.42 billion with a net unrealized gain of $49.3 million at June 30, 2016.  The net unrealized gain was comprised of $49.5 million in unrealized gains and $190,000 in unrealized losses.  The fair value of the HTM securities portfolio was $829.0 million with a net unrealized gain at June 30, 2016 of $35.4 million.  The net unrealized gain was comprised of $50.3 million in unrealized gains and $15.0 million in unrealized losses.  During the three and six months ended June 30, 2016, we primarily purchased premium CMOs and Texas municipal securities.
Gain on sale of loans increased $51,000, or 6.2%, and $317,000, or 26.4%, for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. The increase in gain on sale of loans was primarily due to an increase in the number of loans sold and the related servicing release and secondary market fees.
Other income decreased $520,000, or 45.7%, for the three months ended June 30, 2016, when compared to the same period in 2015. The decrease in other income was primarily attributable to a decrease in mortgage servicing fee income due to a slight decline in the fair value of mortgage servicing rights as a result of an increase in estimated prepayment speeds. The decrease was also attributable to a decline in various fee income including letter of credit fees and real estate inspection fees as well as a decline in the fair value of written loan commitments at June 30, 2016. Other income increased $58,000, or 3.1%, for the six months ended June 30, 2016, when compared to the same period in 2015, primarily due to a return on other investments during the six months ended June 30, 2016, which was partially offset by the decrease in mortgage servicing fee income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits. Noninterest expense was $25.8 million and $55.2 million for the three and six months ended June 30, 2016, respectively, compared to $28.4 million and $57.9 million for the same periods in 2015, respectively, representing a decrease of $2.6 million, or 9.2%, and $2.7 million, or 4.6%, for the three and six months ended June 30, 2016, respectively. The decreases for the three and six months ended June 30, 2016 were primarily attributable to decreases in salaries and employee benefits, other noninterest expense, software and data processing expense and telephone and communications expense, partially offset by an increase in professional fees and FHLB prepayment fees.
Salaries and employee benefits expense decreased $2.0 million, or 12.0%, and $2.5 million, or 7.1%, during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  The decrease was primarily the result of decreases in direct salary expense offset by an increase in employee benefit expense.
Direct salary expense and payroll taxes decreased $923,000, or 6.6%, and $3.0 million, or 10.1%, during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. This decrease was primarily due to lower salary expense in 2016 due to non-recurring salary payments, severance, and stay pay of $1.2 million and $4.1 million for the three and six months ended June 30, 2015. This decrease was partially offset by normal salary increases effective in the first quarter of 2016.
Retirement expense, included in salary and benefits, decreased $192,000, or 17.5%, and increased $1.4 million, or 64.4%, for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  The increase was primarily due to a one-time expense of $1.7 million related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016, partially offset by a decrease in the restoration plan expense due to an increase in the discount rate to 4.56% from 4.14% for the same period in 2015.

Health and life insurance expense, included in salary and benefits, decreased $906,000, or 48.4%, and $830,000, or 26.8%, for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  The decrease for the three and six months ended June 30, 2016 was due to decreased health claims expense and plan administrative costs for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2016.
Professional fees increased $685,000, or 86.4%, and $1.3 million, or 83.5%, for the three and six months ended June 30, 2016, respectively, due to increased consulting fees associated with process improvement and re-branding efforts initiated in January 2016 and increased legal expense.
Software and data processing expenses decreased $498,000, or 40.3%, and $780,000, or 34.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 due primarily to additional software applications and integration costs incurred in connection with the integration of Omni during the first half of 2015.
Telephone and communications expense decreased $135,000, or 22.4%, and $120,000, or 11.2%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily due to cost synergies that resulted from the integration of Omni as well as reductions in expense due to the closure of several branches and the dissolution of SFG during 2015.
FHLB prepayment fees increased $148,000, or 100.0%, for both the three and six months ended June 30, 2016, as compared to the same periods in 2015 as a result of the prepayment of $63.0 million in FHLB advances during the second quarter of 2016.
Other noninterest expense decreased $732,000, or 19.4%, and $832,000, or 10.9%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decreases in other noninterest expense were primarily due to decreases in online mobile banking expenses, supplies expense, losses on off-balance-sheet commitments, losses on other real estate owned ("OREO"), decreases in amortization expense related to the core deposit intangible and the retirement of assets concurrent with the dissolution of SFG in 2015.
Income Taxes
Pre-tax income for the three and six months ended June 30, 2016 was $14.2 million and $30.7 million, respectively, compared to $13.1 million and $24.4 million for the same periods in 2015, respectively.  We recorded income tax expense of $2.8 million and $5.7 million, for the three and six months ended June 30, 2016, respectively, compared to income tax expense of $2.0 million and $3.9 million for the same periods in 2015, respectively. The effective tax rate as a percentage of pre-tax income was 19.6% and 18.7% for the three and six months ended June 30, 2016, respectively, compared to an effective tax rate as a percentage of pre-tax income of 15.0% and 15.9% for the same periods in 2015, respectively.  The increase in the effective tax rate for the three and six months ended June 30, 2016 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2015.  Net deferred tax assets totaled $6.7 million at June 30, 2016, as compared to $19.9 million at December 31, 2015. The $13.3 million decrease in deferred tax asset was due to the increase in the unrealized gain in the AFS securities portfolio. No valuation allowance for deferred tax assets was recorded at June 30, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2016, these investments were 11.9% of total assets, as compared with 11.0% for December 31, 2015 and 11.4% for June 30, 2015.  The increase to 11.9% at June 30, 2016 is primarily reflective of changes in the investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at June 30, 2016.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at June 30, 2016, we had one outstanding letter of credit for $195,000.  At June 30, 2016, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $715.7 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.

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
Capital Resources
Our total shareholders’ equity at June 30, 2016 was $472.3 million, representing an increase of 6.4%, or $28.2 million, from December 31, 2015, and represented 9.4% of total assets at June 30, 2016, compared to 8.6% of total assets at December 31, 2015.
Increases to our shareholders’ equity primarily consisted of net income of $24.9 million, an increase in accumulated other comprehensive income of $23.7 million and common stock (23,015 shares) issued under our dividend reinvestment plan of $648,000.  These increases were partially offset by the repurchase of $10.2 million of our common stock and cash dividends paid of $11.8 million.
On May 5, 2016, our board of directors declared a 5% stock dividend to common stock shareholders of record as of May 31, 2016, which was paid on June 28, 2016.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of June 30, 2016, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
June 30, 2016	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$370,361	12.58%	$132,459	4.50%	N/A	N/A
Bank Only	$417,449	14.19%	$132,341	4.50%	$191,160	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$425,795	14.47%	$176,612	6.00%	N/A	N/A
Bank Only	$417,449	14.19%	$176,455	6.00%	$235,274	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$441,907	15.01%	$235,483	8.00%	N/A	N/A
Bank Only	$433,561	14.74%	$235,274	8.00%	$294,092	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$425,795	8.60%	$198,027	4.00%	N/A	N/A
Bank Only	$417,449	8.44%	$197,938	4.00%	$247,422	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of June 30, 2016, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Return on Average Assets	0.90%	0.93%
Return on Average Shareholders’ Equity	9.91	10.30
Dividend Payout Ratio – Basic	55.81	54.76
Dividend Payout Ratio – Diluted	55.81	54.76
Average Shareholders’ Equity to Average Total Assets	9.11	9.07
	Six Months Ended June 30,
	2016	2015
Return on Average Assets	0.99%	0.86%
Return on Average Shareholders’ Equity	10.93	9.55
Dividend Payout Ratio – Basic	50.00	59.74
Dividend Payout Ratio – Diluted	50.00	59.74
Average Shareholders’ Equity to Average Total Assets	9.03	9.02

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2015.  There were no substantial changes in these concentrations during the six months ended June 30, 2016.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.
Total loans decreased $47.4 million, or 2.0%, to $2.38 billion at June 30, 2016 from $2.43 billion at December 31, 2015, and increased $204.5 million, or 9.4%, from $2.18 billion at June 30, 2015.  Average loans increased $241.8 million, or 11.0%, during the six months ended June 30, 2016 when compared to the same period in 2015.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States, led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of July 25, 2016, the price per barrel of crude oil was approximately $43 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Loans with oil and gas industry exposure totaled 1.19% of the loan portfolio at June 30, 2016. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.

The following table sets forth loan totals for the periods presented:

	At June 30, 2016	At December 31, 2015	At June 30, 2015
	(in thousands)
Real Estate Loans:
Construction	$425,595	$438,247	$295,633
1-4 Family Residential	633,400	655,410	683,944
Commercial	694,272	635,210	500,906
Commercial Loans	197,896	242,527	228,789
Municipal Loans	292,909	288,115	256,492
Loans to Individuals	140,249	172,244	214,099
Total Loans	$2,384,321	$2,431,753	$2,179,863
Total loans decreased for the six months ended June 30, 2016 due to the roll off of the indirect automobile loan portfolio acquired with the Omni acquisition and payoffs in our 1-4 family residential portfolios and commercial portfolios.
Commercial real estate loans increased $59.1 million, or 9.3%, to $694.3 million at June 30, 2016 from $635.2 million at December 31, 2015, and increased $193.4 million, or 38.6%, from $500.9 million at June 30, 2015. Our commercial real estate loans continued to increase during the six months ended June 30, 2016 primarily as a result of the continued growth in our Austin and Dallas-Fort Worth markets.
Municipal loans increased $4.8 million, or 1.7%, to $292.9 million at June 30, 2016 from $288.1 million at December 31, 2015, and increased $36.4 million, or 14.2%, from $256.5 million at June 30, 2015.
Construction loans decreased $12.7 million, or 2.9%, to $425.6 million at June 30, 2016 from $438.2 million at December 31, 2015, primarily due to completed projects moving to commercial real estate loans. Construction loans increased $130.0 million, or 44.0%, from $295.6 million at June 30, 2015 due to continued growth in our Austin and Dallas-Fort Worth markets.
Our 1-4 family residential loans decreased $22.0 million, or 3.4%, to $633.4 million at June 30, 2016 from $655.4 million at December 31, 2015, and decreased $50.5 million, or 7.4%, from $683.9 million at June 30, 2015 due primarily to payoffs in excess of originations.
Loans to individuals decreased $32.0 million, or 18.6%, to $140.2 million at June 30, 2016, from $172.2 million at December 31, 2015, and decreased $73.9 million, or 34.5%, from $214.1 million at June 30, 2015, which reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
Commercial loans decreased $44.6 million, or 18.4%, to $197.9 million at June 30, 2016 from $242.5 million at December 31, 2015, and decreased $30.9 million, or 13.5%, from $228.8 million at June 30, 2015 due primarily to payoffs in excess of originations and partial charge-offs of approximately $10.6 million on two large commercial loans.
Loan Loss Experience and Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, the bank utilizes historical net charge-off data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements not reflected in historical data. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

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
We calculate historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced, consistent with the characteristics of remaining loans, to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. All loans are subject to individual analysis if determined to be impaired with the exception of consumer loans and loans secured by 1-4 family residential loans.
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
As of June 30, 2016, our review of the loan portfolio indicated that a loan loss allowance of $14.9 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2016, the allowance for loan losses decreased $4.8 million, or 24.5%, to $14.9 million, or 0.63% of total loans, when compared to $19.7 million, or 0.81% of total loans at December 31, 2015 as a result of partial charge- offs associated with two large commercial borrowing relationships. The allowance for loan losses decreased $1.9 million, or 11.4% from $16.8 million, or 0.77% of total loans at June 30, 2015.
For the three and six months ended June 30, 2016, loan charge-offs were $11.3 million and $12.4 million, respectively, and recoveries were $645,000 and $1.5 million, respectively. For the three and six months ended June 30, 2015, loan charge-offs were $893,000 and $2.0 million, respectively, and recoveries were $521,000 and $1.4 million, respectively. The necessary provision expense was estimated at $3.8 million and $6.1 million for the three and six months ended June 30, 2016, respectively, an increase of $3.5 million, or 1,306.0%, and $2.0 million, or 47.8%, from $268,000 and $4.1 million for the comparable periods in 2015. The significant increase in provision expense was due to the partial charge-offs applied to two large commercial borrowing relationships during the second quarter.
Nonperforming Assets
Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a below market or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2016	At December 31, 2015	At June 30, 2015
Nonaccrual loans	$11,767	$20,526	$21,223
Accruing loans past due more than 90 days	6	3	30
Restructured loans	12,477	11,143	5,667
Other real estate owned	237	744	787
Repossessed assets	23	64	87
Total Nonperforming Assets	$24,510	$32,480	$27,794

	At June 30, 2016	At December 31, 2015	At June 30, 2015
Asset Quality Ratios:
Nonaccruing loans to total loans	0.49%	0.84%	0.97%
Allowance for loan losses to nonaccruing loans	126.69	96.15	79.26
Allowance for loan losses to nonperforming assets	60.82	60.76	60.52
Allowance for loan losses to total loans	0.63	0.81	0.77
Nonperforming assets to total assets	0.49	0.63	0.57
Net charge-offs to average loans	0.90	0.09	0.05
Total nonperforming assets at June 30, 2016 were $24.5 million, a decrease of $8.0 million, or 24.5%, from $32.5 million at December 31, 2015 and a decrease of $3.3 million, or 11.8%, from $27.8 million at June 30, 2015.
From December 31, 2015 to June 30, 2016, nonaccrual loans decreased $8.8 million, or 42.7%, to $11.8 million, and decreased $9.5 million, or 44.6%, from June 30, 2015.  Of the total nonaccrual loans at June 30, 2016, $5.4 million are commercial loans, $3.4 million are commercial real estate loans, $1.8 million are residential real estate loans, $1.1 million are loans to individuals, and $63,000 are construction loans. Restructured loans increased $1.3 million, or 12.0%, to $12.5 million at June 30, 2016, from $11.1 million at December 31, 2015 and increased $6.8 million, or 120.2%, from $5.7 million at June 30, 2015. OREO decreased $507,000, or 68.1%, to $237,000 at June 30, 2016 from $744,000 at December 31, 2015 and decreased $550,000, or 69.9%, from $787,000 at June 30, 2015.  The OREO at June 30, 2016 consisted primarily of commercial real estate and 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $41,000, or 64.1%, to $23,000 at June 30, 2016, from $64,000 at December 31, 2015 and decreased $64,000, or 73.6%, from $87,000 at June 30, 2015.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2016, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.61% and 3.37%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.41% and 1.14%, respectively, relative to the base case over the next 12 months. As of December 31, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.42% and 1.78%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.18% and 0.38%, respectively, relative to the base case over the next 12 months.  As of June 30, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.83% and 5.83%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.03% and 4.28%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	July 29, 2016	BY:	/s/ SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE:	July 29, 2016	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, President

DATE:	July 29, 2016	By:	/s/ JULIE N. SHAMBURGER
Julie N. Shamburger, CPA, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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