Form 10-Q
period 2016-09-30
SOUTHSIDE BANCSHARES INC
filed 2016-10-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 24, 2016 was 26,286,033 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$54,255	$54,288
Interest earning deposits	144,833	26,687
Total cash and cash equivalents	199,088	80,975
Securities available for sale, at estimated fair value	1,622,128	1,460,492
Securities held to maturity, at carrying value (estimated fair value of $814,112 and $799,763, respectively)	775,682	784,296
FHLB stock, at cost	51,901	51,047
Other investments	5,442	5,462
Loans held for sale	5,301	3,811
Loans:
Loans	2,483,641	2,431,753
Less: Allowance for loan losses	(15,993)	(19,736)
Net Loans	2,467,648	2,412,017
Premises and equipment, net	106,777	107,929
Goodwill	91,520	91,520
Other intangible assets, net	5,060	6,548
Interest receivable	17,458	22,700
Deferred tax asset, net	9,236	19,903
Unsettled trades to sell securities	—	9,343
Bank owned life insurance	97,002	95,080
Other assets	10,660	10,873
TOTAL ASSETS	$5,464,903	$5,161,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$747,270	$672,470
Interest bearing	2,834,117	2,782,937
Total deposits	3,581,387	3,455,407
Short-term obligations:
Federal funds purchased and repurchase agreements	11,516	2,429
FHLB advances	709,118	645,407
Total short-term obligations	720,634	647,836
Long-term obligations:
FHLB advances	463,316	502,281
Subordinated notes, net of unamortized debt issuance costs	98,089	—
Long-term debt, net of unamortized debt issuance costs	60,235	60,231
Total long-term obligations	621,640	562,512
Unsettled trades to purchase securities	30,214	19,350
Other liabilities	38,468	32,829
TOTAL LIABILITIES	4,992,343	4,717,934

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 13)

Shareholders’ equity:
Common stock ($1.25 par value, 40,000,000 shares authorized, 29,191,241 shares issued at September 30, 2016 and 27,865,798 shares issued at December 31, 2015)	36,489	34,832
Paid-in capital	459,808	424,078
Retained earnings	26,420	41,527
Treasury stock, at cost (2,913,064 at September 30, 2016 and 2,469,638 at December 31, 2015)	(47,891)	(37,692)
Accumulated other comprehensive income (loss)	(2,266)	(18,683)
TOTAL SHAREHOLDERS’ EQUITY	472,560	444,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,464,903	$5,161,996

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans	$25,740	$23,787	$79,738	$71,590
Investment securities – taxable	251	475	572	1,171
Investment securities – tax-exempt	5,467	5,551	15,959	17,060
Mortgage-backed securities	9,399	8,318	28,156	24,446
FHLB stock and other investments	186	65	588	223
Other interest earning assets	89	15	220	78
Total interest income	41,132	38,211	125,233	114,568
Interest expense
Deposits	3,604	2,485	10,375	7,507
Short-term obligations	1,122	354	2,724	650
Long-term obligations	2,476	2,089	7,210	6,434
Total interest expense	7,202	4,928	20,309	14,591
Net interest income	33,930	33,283	104,924	99,977
Provision for loan losses	1,631	2,276	7,715	6,392
Net interest income after provision for loan losses	32,299	31,007	97,209	93,585
Noninterest income
Deposit services	5,335	5,213	15,519	15,122
Net gain on sale of securities available for sale	2,343	875	5,512	3,456
Gain on sale of loans	818	305	2,334	1,504
Trust income	867	835	2,591	2,548
Bank owned life insurance income	656	661	1,977	1,983
Brokerage services	551	540	1,661	1,651
Other	1,162	932	3,104	2,816
Total noninterest income	11,732	9,361	32,698	29,080
Noninterest expense
Salaries and employee benefits	15,203	15,733	47,784	50,801
Occupancy expense	4,569	3,316	10,897	9,620
Advertising, travel & entertainment	588	642	1,995	1,982
ATM and debit card expense	868	617	2,316	2,046
Professional fees	1,148	825	3,964	2,360
Software and data processing expense	736	819	2,224	3,087
Telephone and communications	407	534	1,359	1,606
FDIC insurance	643	624	1,926	1,891
FHLB prepayment fees	—	—	148	—
Other	4,263	3,525	11,032	11,126
Total noninterest expense	28,425	26,635	83,645	84,519

Income before income tax expense	15,606	13,733	46,262	38,146
Income tax expense	2,741	1,971	8,486	5,841
Net income	$12,865	$11,762	$37,776	$32,305
Earnings per common share – basic	$0.49	$0.44	$1.43	$1.21
Earnings per common share – diluted	$0.49	$0.44	$1.43	$1.21
Dividends paid per common share	$0.24	$0.23	$0.71	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$12,865	$11,762	$37,776	$32,305
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Net unrealized holding (losses) gains on available for sale securities during the period	(10,960)	13,446	33,031	6,722
Change in net unrealized loss on securities transferred to held to maturity	—	—	—	1,329
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	16	220	160	746
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(2,343)	(875)	(5,512)	(3,456)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	1,070	—	(5,125)	—
Reclassification adjustment for net loss on interest rate swap derivatives, included in net income	521	—	1,338	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	458	691	1,371	1,836
Amortization of prior service credit, included in net periodic benefit cost	(10)	(4)	(6)	(12)
Other comprehensive (loss) income, before tax	(11,248)	13,478	25,257	7,165
Income tax benefit (expense) related to items of other comprehensive income (loss)	3,937	(4,718)	(8,840)	(2,508)
Other comprehensive (loss) income, net of tax	(7,311)	8,760	16,417	4,657
Comprehensive income	$5,554	$20,522	$54,193	$36,962

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net income	—	—	32,305	—	—	32,305
Other comprehensive income	—	—	—	—	4,657	4,657
Issuance of common stock (33,948 shares)	42	894	—	—	—	936
Stock compensation expense	—	981	—	—	—	981
Tax benefits related to stock awards	—	61	—	—	—	61
Net issuance of common stock under employee stock plans	26	182	(39)	—	—	169
Cash dividends paid on common stock ($0.69 per share)	—	—	(17,204)	—	—	(17,204)
Stock dividend declared	1,512	31,163	(32,675)	—	—	—
Balance at September 30, 2015	$34,803	$423,167	$37,783	$(37,692)	$(10,913)	$447,148

Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
Net income	—	—	37,776	—	—	37,776
Other comprehensive income	—	—	—	—	16,417	16,417
Issuance of common stock (33,622 shares)	42	950	—	—	—	992
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	1,156	—	—	—	1,156
Tax benefits related to stock awards	—	79	—	—	—	79
Net issuance of common stock under employee stock plans	50	345	(49)	—	—	346
Cash dividends paid on common stock ($0.71 per share)	—	—	(18,069)	—	—	(18,069)
Stock dividend declared	1,565	33,200	(34,765)	—	—	—
Balance at September 30, 2016	$36,489	$459,808	$26,420	$(47,891)	$(2,266)	$472,560

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$37,776	$32,305
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	6,612	6,470
Securities premium amortization (discount accretion), net	14,245	16,895
Loan (discount accretion) premium amortization, net	(2,113)	(2,065)
Provision for loan losses	7,715	6,392
Stock compensation expense	1,156	981
Deferred tax expense (benefit)	1,916	(2,714)
Tax benefit related to stock awards	(79)	(61)
Net gain on sale of securities available for sale	(5,512)	(3,456)
Net loss on premises and equipment	235	211
Gross proceeds from sales of loans held for sale	67,144	51,610
Gross originations of loans held for sale	(68,634)	(53,594)
Net loss on other real estate owned	224	387
Net gain on sale of customer receivables	(144)	—
Net change in:
Interest receivable	5,242	5,293
Other assets	(2,094)	2,121
Interest payable	726	28
Other liabilities	2,182	(1,064)
Net cash provided by operating activities	66,597	59,739

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(761,900)	(697,879)
Sales	495,011	543,456
Maturities, calls and principal repayments	160,676	226,125
Securities held to maturity:
Purchases	(29,725)	(80,714)
Maturities, calls and principal repayments	22,029	17,994
Proceeds from redemption of FHLB stock	3,644	8,603
Purchases of FHLB stock and other investments	(4,433)	(12,248)
Net loans originated	(66,633)	(58,658)
Proceeds from sales of customer receivables	3,314	—
Purchases of premises and equipment	(5,189)	(2,524)
Proceeds from sales of premises and equipment	120	10
Proceeds from sales of other real estate owned	1,918	634
Proceeds from sales of repossessed assets	767	2,008
Net cash used in investing activities	(180,401)	(53,193)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2016	2015
FINANCING ACTIVITIES:
Net change in deposits	$126,748	$(45,588)
Net increase (decrease) in federal funds purchased and repurchase agreements	9,087	(1,967)
Proceeds from FHLB advances	6,548,551	13,860,663
Repayment of FHLB advances	(6,523,701)	(13,816,377)
Net proceeds from issuance of subordinated long-term debt	98,083	—
Tax benefit related to stock awards	79	61
Net issuance of common stock under employee stock plan	346	169
Purchase of common stock	(10,199)	—
Proceeds from the issuance of common stock	992	936
Cash dividends paid	(18,069)	(17,204)
Net cash provided by (used in) financing activities	231,917	(19,307)

Net increase (decrease) in cash and cash equivalents	118,113	(12,761)
Cash and cash equivalents at beginning of period	80,975	84,655
Cash and cash equivalents at end of period	$199,088	$71,894

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$19,583	$14,558
Income taxes paid	$5,700	$5,250

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$5,434	$1,453
Transfer of available for sale securities to held to maturity securities	$—	$57,724
Adjustment to pension liability	$(1,365)	$(1,824)
5% stock dividend	$34,765	$32,675
Unsettled trades to purchase securities	$(30,214)	$(21,783)

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
The consolidated balance sheet as of September 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, cash flows and notes to the financial statements for the three- and nine-month periods ended September 30, 2016 and 2015 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Certain prior period amounts have been reclassified to conform to current year presentation. In connection with the adoption of ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” that requires unamortized debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, our consolidated balance sheet as of December 31, 2015 reflects a decrease of $80,000 in other assets and long-term debt.
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

Derivative Financial Instruments and Hedging Activities

Derivative financial instruments are carried on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative financial instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. We present derivative financial instruments at fair value in the consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements; however, fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes.

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

For derivatives designated as hedging instruments at inception, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness or losses are recorded in “other noninterest income” on the consolidated statements of income.

Further information on our derivative instruments and hedging activities is included in “Note 10 - Derivative Financial Instruments and Hedging Activities.”
Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. ASU 2016-09 requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and should be classified along with other income tax cash flows as an operating activity instead of a financing activity as currently required under GAAP. ASU 2016-09 also simplifies accounting for forfeitures by allowing an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to recognize the effects of forfeitures when they occur in compensation cost. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity, and to qualify for equity classification, an employer can now withhold up to the maximum statutory tax rate instead of the minimum statutory tax rate as currently required by GAAP. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-09 is not expected to have a significant impact on our consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies certain aspects of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” related to (i) identifying performance obligations and (ii) the licensing implementation guidance. ASU 2016-10 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-10 on our consolidated financial statements and we have not yet identified which transition method will be applied upon adoption.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 clarifies ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” guidance on (i) assessing collectability, (ii) presenting sales tax, (iii) measuring non-cash consideration and (iv) certain transition matters. ASU 2016-12 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-12 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

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
The fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.36 billion, including total loans of $763.5 million and total investment securities of $428.4 million.  Total fair value of the liabilities assumed, adjusted for subsequent measurement period adjustments, totaled $1.13 billion, including deposits of $801.3 million.  We recognized $69.5 million in goodwill associated with the Omni acquisition.  The goodwill resulting from the acquisition represents consideration paid in excess of the net assets acquired and the value expected from the opportunities to strategically grow our franchise in the greater Fort Worth market area and to enhance our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill was $91.5 million as of September 30, 2016 and December 31, 2015 and is not expected to be deductible for tax purposes.
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

3.     Earnings Per Share
Earnings per share on a basic and diluted basis have been calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and Diluted Earnings:
Net income	$12,865	$11,762	$37,776	$32,305
Basic weighted-average shares outstanding	26,262	26,632	26,314	26,611
Add: Stock awards	153	89	111	89
Diluted weighted-average shares outstanding	26,415	26,721	26,425	26,700

Basic Earnings Per Share:	$0.49	$0.44	$1.43	$1.21

Diluted Earnings Per Share:	$0.49	$0.44	$1.43	$1.21
For the three- and nine-month periods ended September 30, 2016, there were approximately 3,000 and 28,000 anti-dilutive shares, respectively. For the three- and nine-month periods ended September 30, 2015, there were approximately 62,000 and 28,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$26,389	$(3,496)	$(42)	$(17,806)	$5,045
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(10,960)	1,070	—	—	(9,890)
Reclassified from accumulated other comprehensive income	(2,327)	521	(10)	458	(1,358)
Income tax benefit (expense)	4,650	(557)	4	(160)	3,937
Net current-period other comprehensive income (loss), net of tax	(8,637)	1,034	(6)	298	(7,311)
Ending balance, net of tax	$17,752	$(2,462)	$(48)	$(17,508)	$(2,266)

	Nine Months Ended September 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	33,031	(5,125)	—	—	27,906
Reclassified from accumulated other comprehensive income	(5,352)	1,338	(6)	1,371	(2,649)
Income tax (expense) benefit	(9,688)	1,325	2	(479)	(8,840)
Net current-period other comprehensive income (loss), net of tax	17,991	(2,462)	(4)	892	16,417
Ending balance, net of tax	$17,752	$(2,462)	$(48)	$(17,508)	$(2,266)

	Three Months Ended September 30, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$1,396	$—	$2	$(21,071)	$(19,673)
Other comprehensive income (loss):
Other comprehensive income before reclassifications	13,446	—	—	—	13,446
Reclassified from accumulated other comprehensive income	(655)	—	(4)	691	32
Income tax (expense) benefit	(4,477)	—	1	(242)	(4,718)
Net current-period other comprehensive income (loss), net of tax	8,314	—	(3)	449	8,760
Ending balance, net of tax	$9,710	$—	$(1)	$(20,622)	$(10,913)

	Nine Months Ended September 30, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)
Other comprehensive income (loss):
Other comprehensive income before reclassifications	8,051	—	—	—	8,051
Reclassified from accumulated other comprehensive income	(2,710)	—	(12)	1,836	(886)
Income tax (expense) benefit	(1,869)	—	4	(643)	(2,508)
Net current-period other comprehensive income (loss), net of tax	3,472	—	(8)	1,193	4,657
Ending balance, net of tax	$9,710	$—	$(1)	$(20,622)	$(10,913)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(16)	$(220)	$(160)	$(746)
Tax benefit	6	77	56	261
Net of tax	(10)	(143)	(104)	(485)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$2,343	$875	$5,512	$3,456
Tax expense	(820)	(307)	(1,929)	(1,210)
Net of tax	1,523	568	3,583	2,246

Derivatives:
Realized net loss on interest rate swap derivatives (3)	(521)	—	(1,338)	—
Tax benefit	182	—	468	—
Net of tax	(339)	—	(870)	—

Amortization of pension plan:
Net actuarial loss (4)	$(458)	$(691)	$(1,371)	$(1,836)
Prior service credit (4)	10	4	6	12
Total before tax	(448)	(687)	(1,365)	(1,824)
Tax benefit	156	241	477	639
Net of tax	(292)	(446)	(888)	(1,185)
Total reclassifications for the period, net of tax	$882	$(21)	$1,721	$576
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for long-term obligations on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities as of September 30, 2016 and December 31, 2015 are reflected in the tables below (in thousands):

	September 30, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$79,841	$109	$103	$79,847	$—	$—	$79,847
State and Political Subdivisions	414,383	10,299	942	423,740	—	—	423,740
Other Stocks and Bonds	7,766	64	—	7,830	—	—	7,830
Other Equity Securities	6,042	69	—	6,111	—	—	6,111
Mortgage-backed Securities: (1)
Residential	691,406	11,732	1,652	701,486	—	—	701,486
Commercial	386,680	16,438	4	403,114	—	—	403,114
Total	$1,586,118	$38,711	$2,701	$1,622,128	$—	$—	$1,622,128

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$384,010	$3,867	$8,710	$379,167	$18,018	$1,141	$396,044
Mortgage-backed Securities: (1)
Residential	34,045	—	39	34,006	1,971	25	35,952
Commercial	366,325	1,109	4,925	362,509	19,607	—	382,116
Total	$784,380	$4,976	$13,674	$775,682	$39,596	$1,166	$814,112

	December 31, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$103,906	$61	$380	$103,587	$—	$—	$103,587
State and Political Subdivisions	236,534	8,323	611	244,246	—	—	244,246
Other Stocks and Bonds	12,772	63	45	12,790	—	—	12,790
Other Equity Securities	6,052	—	36	6,016	—	—	6,016
Mortgage-backed Securities: (1)
Residential	580,621	9,120	1,239	588,502	—	—	588,502
Commercial	512,116	466	7,231	505,351	—	—	505,351
Total	$1,452,001	$18,033	$9,542	$1,460,492	$—	$—	$1,460,492

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$389,997	$4,772	$9,273	$385,496	$13,061	$1,363	$397,194
Mortgage-backed Securities: (1)
Residential	31,430	—	51	31,379	2,018	1	33,396
Commercial	371,727	1,233	5,539	367,421	4,232	2,480	369,173
Total	$793,154	$6,005	$14,863	$784,296	$19,311	$3,844	$799,763

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. During 2015, the Company transferred commercial mortgage-backed securities with a fair value of $57.7 million from AFS to HTM. The unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2016.

The following tables represent the fair value and unrealized loss on securities as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$35,058	$103	$—	$—	$35,058	$103
State and Political Subdivisions	139,145	941	887	1	140,032	942
Mortgage-backed Securities:
Residential	192,591	1,600	10,063	52	202,654	1,652
Commercial	5,163	4	—	—	5,163	4
Total	$371,957	$2,648	$10,950	$53	$382,907	$2,701
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$21,479	$176	$27,610	$965	$49,089	$1,141
Mortgage-backed Securities:
Residential	8,182	25	—	—	8,182	25
Total	$29,661	$201	$27,610	$965	$57,271	$1,166

	As of December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$64,172	$380	$—	$—	$64,172	$380
State and Political Subdivisions	15,550	116	19,270	495	34,820	611
Other Stocks and Bonds	2,954	45	—	—	2,954	45
Other Equity Securities	6,016	36	—	—	6,016	36
Mortgage-backed Securities:
Residential	229,514	1,215	3,817	24	233,331	1,239
Commercial	422,316	7,039	5,110	192	427,426	7,231
Total	$740,522	$8,831	$28,197	$711	$768,719	$9,542
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$24,340	$214	$62,240	$1,149	$86,580	$1,363
Mortgage-backed Securities:
Residential	1,717	1	—	—	1,717	1
Commercial	193,710	2,439	2,481	41	196,191	2,480
Total	$219,767	$2,654	$64,721	$1,190	$284,488	$3,844

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at September 30, 2016.
The majority of the securities in an unrealized loss position are highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at September 30, 2016.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2016	2015
U.S. Treasury	$182	$360
U.S. Government Agency Debentures	—	33
State and Political Subdivisions	5,467	5,550
Other Stocks and Bonds	39	54
Other Equity Securities	30	29
Mortgage-backed Securities	9,399	8,318
Total interest income on securities	$15,117	$14,344

	Nine Months Ended September 30,
	2016	2015
U.S. Treasury	$330	$821
U.S. Government Agency Debentures	—	97
State and Political Subdivisions	15,959	17,065
Other Stocks and Bonds	154	158
Other Equity Securities	88	90
Mortgage-backed Securities	28,156	24,446
Total interest income on securities	$44,687	$42,677

Of the approximately $5.5 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2016, there were $6.2 million in realized gain positions and $663,000 in realized loss positions.  Of the $3.5 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2015, there were $4.0 million in realized gain positions and $511,000 in realized loss positions. There were no sales from the HTM portfolio during the nine months ended September 30, 2016 or 2015. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and fair value of securities at September 30, 2016, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2016
	Amortized Cost	Fair Value
AVAILABLE FOR SALE	(in thousands)
Investment Securities:
Due in one year or less	$4,710	$4,740
Due after one year through five years	26,479	28,008
Due after five years through ten years	116,444	117,966
Due after ten years	354,357	360,703
	501,990	511,417
Mortgage-backed Securities and Other Equity Securities:	1,084,128	1,110,711
Total	$1,586,118	$1,622,128

	September 30, 2016
	Carrying Value	Fair Value
HELD TO MATURITY	(in thousands)
Investment Securities:
Due in one year or less	$6,497	$6,458
Due after one year through five years	42,722	43,507
Due after five years through ten years	96,615	100,477
Due after ten years	233,333	245,602
	379,167	396,044
Mortgage-backed Securities:	396,515	418,068
Total	$775,682	$814,112

Investment securities and MBS with carrying values of $1.41 billion and $1.33 billion were pledged as of September 30, 2016 and December 31, 2015, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2016	December 31, 2015
Real Estate Loans:
Construction	$466,323	$438,247
1-4 Family Residential	644,746	655,410
Commercial	759,795	635,210
Commercial Loans	191,154	242,527
Municipal Loans	293,949	288,115
Loans to Individuals	127,674	172,244
Total Loans (1)	2,483,641	2,431,753
Less: Allowance for Loan Losses (2)	15,993	19,736
Net Loans	$2,467,648	$2,412,017

(1)    Includes approximately $420.4 million and $581.1 million of loans acquired with the Omni acquisition as of
September 30, 2016 and December 31, 2015, respectively.
(2)    The allowance for loan loss recorded on PCI loans totaled $3,000 and $629,000 as of September 30, 2016 and
December 31, 2015, respectively.
Real Estate Construction Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve. Several of our construction loans will be owner-occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property. Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner-occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
Real Estate 1-4 Family Residential Loans
Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied 1-4 family residences.  Substantially all of our 1-4 family residential originations are secured by properties located in or near our market areas.
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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2016 consists of $697.8 million of owner and nonowner-occupied real estate, $57.4 million of loans secured by multi-family properties and $4.6 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by commercial office buildings, retail, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, we utilize historical net charge-off data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements not reflected in the historical data. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of review we determine it is probable that we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
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

Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
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

•
Special Mention (Rating 6) – A Special Mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date.  Special Mention assets are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.

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
These factors are also considered for the purchased Omni loan portfolio specifically in regards to changes in credit quality, past due, nonaccrual and charge-off trends.
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908
Provision (reversal) for loan losses (2)	734	574	556	(682)	1	448	1,631
Loans charged off	—	(24)	—	(452)	—	(781)	(1,257)
Recoveries of loans charged off	—	7	6	344	—	354	711
Balance at end of period	$5,157	$2,243	$5,242	$1,684	$738	$929	$15,993

	Nine Months Ended September 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (1)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (2)	538	(449)	648	6,032	(236)	1,182	7,715
Loans charged off	—	(43)	—	(11,375)	—	(2,283)	(13,701)
Recoveries of loans charged off	269	140	17	431	249	1,137	2,243
Balance at end of period	$5,157	$2,243	$5,242	$1,684	$738	$929	$15,993

(1)	Of the $11.4 million in commercial charge-offs recorded for the nine months ended September 30, 2016, $10.9 million relates to the charge-off of two large commercial borrowing relationships.

(2)
Of the $1.6 million recorded in provision for loan losses for the three months ended September 30, 2016, none related to provision expense on PCI loans. Of the $7.7 million recorded in provision for loan losses for the nine months ended September 30, 2016, $1.4 million related to provision expense on PCI loans.

	Three Months Ended September 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$2,909	$3,468	$3,529	$5,013	$833	$1,070	$16,822
Provision (reversal) for loan losses (2)	630	(634)	143	1,514	15	608	2,276
Loans charged off	—	(14)	—	(78)	—	(1,209)	(1,301)
Recoveries of loans charged off	34	83	5	40	—	443	605
Balance at end of period	$3,573	$2,903	$3,677	$6,489	$848	$912	$18,402

	Nine Months Ended September 30, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses (2)	991	32	574	3,271	132	1,392	6,392
Loans charged off	—	(60)	—	(185)	—	(3,035)	(3,280)
Recoveries of loans charged off	126	109	78	124	—	1,561	1,998
Balance at end of period	$3,573	$2,903	$3,677	$6,489	$848	$912	$18,402

(1)	Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

(2)	Of the $2.3 million and $6.4 million recorded in provision for loan losses for the three and nine months ended September 30, 2015, $446,000 related to provision expense on PCI loans.
The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of September 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$15	$15	$29	$42	$12	$117	$230
Ending balance – collectively evaluated for impairment	5,142	2,228	5,213	1,642	726	812	15,763
Balance at end of period	$5,157	$2,243	$5,242	$1,684	$738	$929	$15,993

	As of December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$25	$137	$4,599	$13	$105	$4,891
Ending balance – collectively evaluated for impairment	4,338	2,570	4,440	1,997	712	788	14,845
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

(1)	There was approximately $3,000 and $629,000 of allowance for loan losses associated with PCI loans as of September 30, 2016 and December 31, 2015, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	September 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$680	$1,714	$3,233	$4,128	$571	$261	$10,587
Loans collectively evaluated for impairment	465,458	636,415	754,570	185,844	293,378	127,261	2,462,926
Purchased credit impaired loans	185	6,617	1,992	1,182	—	152	10,128
Total ending loan balance	$466,323	$644,746	$759,795	$191,154	$293,949	$127,674	$2,483,641

	December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$508	$1,751	$3,757	$14,250	$637	$258	$21,161
Loans collectively evaluated for impairment	437,518	646,590	628,405	220,199	287,478	171,782	2,391,972
Purchased credit impaired loans	221	7,069	3,048	8,078	—	204	18,620
Total ending loan balance	$438,247	$655,410	$635,210	$242,527	$288,115	$172,244	$2,431,753

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

	September 30, 2016
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$446,934	$35	$11,859	$7,475	$20	$466,323
1-4 Family Residential	636,985	69	—	6,483	1,209	644,746
Commercial	739,583	586	7,666	11,960	—	759,795
Commercial Loans	177,005	1,959	4,518	7,659	13	191,154
Municipal Loans	292,380	—	998	571	—	293,949
Loans to Individuals	126,426	—	—	701	547	127,674
Total	$2,419,313	$2,649	$25,041	$34,849	$1,789	$2,483,641

	December 31, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$434,893	$—	$1,754	$1,576	$24	$438,247
1-4 Family Residential	643,498	1,403	1,636	4,915	3,958	655,410
Commercial	620,117	—	—	14,988	105	635,210
Commercial Loans	204,775	716	1,738	27,681	7,617	242,527
Municipal Loans	286,415	—	1,063	637	—	288,115
Loans to Individuals	170,558	2	—	478	1,206	172,244
Total	$2,360,256	$2,121	$6,191	$50,275	$12,910	$2,431,753

(1)
Includes PCI loans comprised of $592,000 pass watch, $123,000 special mention, $5.2 million substandard and $28,000 doubtful as of September 30, 2016. Includes PCI loans comprised of $95,000 special mention, $3.6 million substandard, and $9.9 million doubtful as of December 31, 2015.

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

PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, we do not classify these loans as past due or nonperforming as the loans were written down to fair value at the acquisition date, and the accretable yield is recognized in interest income over the remaining life of the loan. However, subsequent to acquisition, we re-assess PCI loans for additional impairment and record additional impairment in the event we conclude it is probable that we will be unable to collect all cash flows originally expected to be collected at acquisition plus any additional cash flows expected to be collected due to changes in estimates after acquisition. All such PCI loans for which we recognize subsequent impairment are reported as impaired loans in the financial statements.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2016	At December 31, 2015
Nonaccrual loans (1)	$8,536	$20,526
Accruing loans past due more than 90 days (1)	1	3
Restructured loans (2)	7,193	11,143
Other real estate owned	237	744
Repossessed assets	41	64
Total Nonperforming Assets	$16,008	$32,480

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $3.2 million and $7.5 million in PCI loans restructured as of September 30, 2016 and December 31, 2015, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. As of September 30, 2016, there were $239,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. As of December 31, 2015 there was a total of $67,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands):

	Nonaccrual Loans (1)
	September 30, 2016	December 31, 2015
Real Estate Loans:
Construction	$305	$508
1-4 Family Residential	1,532	1,847
Commercial	2,341	2,816
Commercial Loans	3,685	13,896
Loans to Individuals	673	1,459
Total	$8,536	$20,526

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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands):

	September 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$685	$680	$15
1-4 Family Residential	4,644	4,421	15
Commercial	3,730	3,629	29
Commercial Loans	4,453	4,221	42
Municipal Loans	571	571	12
Loans to Individuals	301	261	117
Total (1)	$14,384	$13,783	$230

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,320	$508	$12
1-4 Family Residential	1,842	1,751	25
Commercial	4,756	4,636	137
Commercial Loans	29,844	21,385	4,599
Municipal Loans	637	637	13
Loans to Individuals	288	257	105
Total (1)	$38,687	$29,174	$4,891

(1)	Includes $3.2 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of September 30, 2016 and December 31, 2015, respectively.

There were no impaired loans recorded without an allowance as of September 30, 2016 or December 31, 2015.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$214	$228	$245	$687	$465,636	$466,323
1-4 Family Residential	1,336	655	873	2,864	641,882	644,746
Commercial	1,072	201	114	1,387	758,408	759,795
Commercial Loans	724	151	2,708	3,583	187,571	191,154
Municipal Loans	—	—	—	—	293,949	293,949
Loans to Individuals	1,506	182	198	1,886	125,788	127,674
Total	$4,852	$1,417	$4,138	$10,407	$2,473,234	$2,483,641

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$121	$258	$208	$587	$437,660	$438,247
1-4 Family Residential	3,703	781	1,080	5,564	649,846	655,410
Commercial	359	1,289	361	2,009	633,201	635,210
Commercial Loans	527	138	335	1,000	241,527	242,527
Municipal Loans	—	—	—	—	288,115	288,115
Loans to Individuals	2,457	608	285	3,350	168,894	172,244
Total	$7,167	$3,074	$2,269	$12,510	$2,419,243	$2,431,753

(1)    Includes PCI loans measured at fair value at acquisition.

The following tables set forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands):

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)
Real Estate Loans:
Construction	$564	$5	$1,004	$—
1-4 Family residential	4,559	42	3,799	14
Commercial	4,281	21	3,782	25
Commercial loans	7,457	13	16,605	71
Municipal loans	604	8	902	10
Loans to individuals	275	2	1,241	2
Total	$17,740	$91	$27,333	$122

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)
Real Estate Loans:
Construction	$519	$17	$1,835	$—
1-4 Family Residential	2,915	124	3,868	43
Commercial	4,952	64	3,015	50
Commercial Loans	15,990	30	11,492	86
Municipal Loans	624	26	855	28
Loans to Individuals	262	6	867	3
Total	$25,262	$267	$21,932	$210

(1)	Excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date.

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$30	$30	2
Total	$—	$—	$30	$30	2

	Nine Months Ended September 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$375	$—	$23	$398	2
1-4 Family Residential	—	73	2,737	2,810	5
Commercial	2,068	—	—	2,068	1
Commercial Loans	1,082	—	—	1,082	4
Loans to Individuals	19	—	72	91	6
Total	$3,544	$73	$2,832	$6,449	18

	Three Months Ended September 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$79	$—	$79	1
Commercial	—	—	1,290	1,290	2
Commercial Loans	12,941	—	7,443	20,384	8
Loans to Individuals	60	—	50	110	5
Total	$13,001	$79	$8,783	$21,863	16

	Nine Months Ended September 30, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$79	$259	$338	3
Commercial	28	—	1,290	1,318	3
Commercial Loans	13,241	—	7,443	20,684	9
Loans to Individuals	63	—	114	177	13
Total	$13,332	$79	$9,106	$22,517	28

(1)	These modifications may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.
The majority of loans restructured as TDRs during the nine months ended September 30, 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three and nine months ended September 30, 2016 and 2015 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2016, the amount of TDRs in default was not significant. For the three and nine months ended September 30, 2015, there were $729,000 of TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At September 30, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	September 30, 2016	December 31, 2015
Outstanding principal balance	$11,892	$27,644
Carrying amount	$10,128	$18,620

The following table presents the changes of the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,598	$678	$2,493	$1,820
Additions	—	—	—	—
Reclassifications (to) from nonaccretable discount	1,558	2,413	1,731	2,252
Accretion	(336)	(503)	(1,404)	(1,484)
Balance at end of period	$2,820	$2,588	$2,820	$2,588

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Parent Company
Subordinated notes: (1)
5.50% Subordinated Notes Due 2026, net of unamortized debt issuance costs (2)	$98,089	$—
Total Subordinated notes	98,089	—
Long-term debt: (3)
Southside Statutory Trust III Due 2033, net of unamortized debt issuance costs (4)	20,543	20,539
Southside Statutory Trust IV Due 2037 (5)	23,196	23,196
Southside Statutory Trust V Due 2037 (6)	12,887	12,887
Magnolia Trust Company I Due 2035 (7)	3,609	3,609
Total Long-term debt	60,235	60,231
Total Parent company	158,324	60,231

Subsidiaries
FHLB advances (8)	463,316	502,281
Total Subsidiaries	463,316	502,281
Total Long-term obligations	$621,640	$562,512

(1)
This long-term debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	This debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 429.7 basis points.

(3)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)	This debt carries an adjustable rate of 3.77769% through December 30, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(5)	This debt carries an adjustable rate of 2.0565% through October 29, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(6)	This debt carries an adjustable rate of 3.10028% through December 14, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(7)	This debt carries an adjustable rate of 2.61711% through November 22, 2016 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

(8)	At September 30, 2016, the weighted average cost of these advances was 1.1%. Long-term FHLB advances have maturities ranging from December 2017 through July 2028.

On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes will be used for general corporate purposes, which may include advances to subsidiaries to finance their activities. The unamortized debt issuance costs deducted from the carrying amount of the subordinated notes totaled approximately $1.9 million at September 30, 2016.

The unamortized debt issuance costs deducted from the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $76,000 at September 30, 2016 and $80,000 at December 31, 2015.

During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into various variable rate advance agreements with the FHLB. At September 30, 2016, these agreements had a total notional value of $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges under ASC 815 that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and original terms ranging from four years to nine years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2016	2015	2016	2015	2016	2015
Service cost	$347	$459	$—	$—	$52	$59
Interest cost	928	853	53	59	133	195
Expected return on assets	(1,306)	(1,421)	(66)	(73)	—	—
Net loss amortization	412	377	—	—	46	314
Prior service (credit) cost amortization	(12)	(6)	—	—	2	2
Net periodic benefit cost (income)	$369	$262	$(13)	$(14)	$233	$570

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2016	2015	2016	2015	2016	2015
Service cost	$1,031	$1,378	$—	$—	$155	$250
Interest cost	2,798	2,558	159	178	401	501
Expected return on assets	(3,917)	(4,263)	(199)	(220)	—	—
Net loss amortization	1,232	1,129	—	—	139	707
Prior service (credit) cost amortization	(11)	(17)	—	—	5	5
Special and contractual termination benefits	1,549	—	—	—	—	—
Net periodic benefit cost (income)	$2,682	$785	$(40)	$(42)	$700	$1,463

9.     Share-based Incentive Plans

We grant nonqualified stock options (“NQSOs”) to certain officers with an exercise price equal to the fair value of the shares at the date of grant. During the nine months ended September 30, 2016 and 2015, we granted 85,325 shares at a weighted average exercise price of $26.61 and 388,669 shares at a weighted average exercise price of $26.74, respectively. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.

We also grant restricted stock units (“RSUs”) to certain officers. During the nine months ended September 30, 2016 and 2015, we granted 17,848 and 60,400 RSUs, respectively, with a total value of $486,000 and $1.6 million, respectively. The RSUs vest in equal annual installments over either a three- or four-year period.

For the three and nine months ended September 30, 2016, we had share-based compensation expense of $397,000 and $1.2 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2015 was $414,000 and $981,000, respectively.
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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or as cash flow hedges of forecasted transactions. Derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods as the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into certain interest rate swap contracts on specific variable-rate advance agreements with the FHLB having a total notional amount of $250.0 million at September 30, 2016. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on our $250.0 million of variable-rate advance agreements with the FHLB. The cash flows from the swap are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month LIBOR interest rate.

At September 30, 2016, net derivative liabilities included $3.8 million of cash collateral held by a counterparty to a master netting agreement. At September 30, 2016, we had $292,000 of cash collateral receivable that was not offset against derivative liabilities.

From time to time, we may enter into certain interest rate swaps, cap, and floor contracts that are not designated as hedging instruments. These interest rate derivative contracts relate to transactions in which we enter into a interest rate swap, cap, or floor with a customer while concurrently entering into an offsetting interest rate swap, cap, or floor with a third-party financial institution. We agree to pay interest to the customer on a notional amount at a variable rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These interest rate derivatives contracts allow our customers to effectively convert a variable rate loan to a fixed rate. The changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact our results of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding for the periods presented (in thousands):

	September 30, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$250,000	$8	$3,796	$20,000	$—	$1
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	2,200	58	—	—	—	—
Swaps-Customer counterparties	2,200	—	58	—	—	—
Gross derivatives		66	3,854		—	1
Offsetting derivative assets/liabilities		(8)	(8)		—	—
Cash collateral received (posted)		—	(3,788)		—	—
Net derivatives included in the consolidated balance sheets (2)		$58	$58		$—	$1
(1)     Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $8,000 of credit exposure at September 30, 2016. We had no credit exposure at December 31, 2015.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands):

	September 30, 2016				December 31, 2015
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$250,000	5.7	0.52%	1.31%	$20,000	4.9	0.29%	1.53%
Swaps-Non-Hedging
Financial institution counterparties	2,200	9.9	0.52	1.57	—	—	—	—
Customer counterparties	2,200	9.9	1.57	0.52	—	—	—	—
(1)    Variable rates received on pay fixed swaps are based on one-month LIBOR rates in effect at September 30, 2016 and December 31, 2015.

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 or December 31, 2015.

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

Derivatives – Derivatives are reported at fair value utilizing Level 2 inputs. We obtain fair value measurements from three sources including an independent pricing service and the counterparty to the derivatives designated as hedges.  The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information and the derivatives’ terms and conditions, among other things. We review the prices supplied by the sources for reasonableness.  In addition, we obtain a basic understanding of their underlying pricing methodology.  We validate prices supplied by the sources by comparison to one another.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at September 30, 2016 and December 31, 2015.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2016 and December 31, 2015, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2016
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$79,847	$79,847	$—	$—
State and Political Subdivisions	423,740	—	423,740	—
Other Stocks and Bonds	7,830	—	7,830	—
Other Equity Securities	6,111	6,111	—	—
Mortgage-backed Securities: (1)
Residential	701,486	—	701,486	—
Commercial	403,114	—	403,114	—
Derivative assets:
Interest rate swaps	66	—	66	—
Total asset recurring fair value measurements	$1,622,194	$85,958	$1,536,236	$—

Derivative liabilities:
Interest rate swaps	$3,854	$—	$3,854	$—
Total liability recurring fair value measurements	$3,854	$—	$3,854	$—

Nonrecurring fair value measurements
Foreclosed assets	$278	$—	$—	$278
Impaired loans (2)	13,553	—	—	13,553
Total asset nonrecurring fair value measurements	$13,831	$—	$—	$13,831

	As of December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$103,587	$103,587	$—	$—
State and Political Subdivisions	244,246	—	244,246	—
Other Stocks and Bonds	12,790	—	12,790	—
Other Equity Securities	6,016	6,016	—	—
Mortgage-backed Securities: (1)
Residential	588,502	—	588,502	—
Commercial	505,351	—	505,351	—
Total asset recurring fair value measurements	$1,460,492	$109,603	$1,350,889	$—

Nonrecurring fair value measurements
Foreclosed assets	$808	$—	$—	$808
Impaired loans (2)	24,283	—	—	24,283
Total asset nonrecurring fair value measurements	$25,091	$—	$—	$25,091

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Subordinated notes - The fair value of the subordinated notes is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

Long-term debt - The fair value of the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$199,088	$199,088	$199,088	$—	$—
Investment securities:
Held to maturity, at carrying value	379,167	396,044	—	396,044	—
Mortgage-backed securities:
Held to maturity, at carrying value	396,515	418,068	—	418,068	—
FHLB stock and other investments, at cost	57,343	57,343	—	57,343	—
Loans, net of allowance for loan losses	2,467,648	2,497,131	—	—	2,497,131
Loans held for sale	5,301	5,301	—	5,301	—
Financial Liabilities:
Deposits	$3,581,387	$3,584,163	$—	$3,584,163	$—
Federal funds purchased and repurchase agreements	11,516	11,516	—	11,516	—
FHLB advances	1,172,434	1,176,951	—	1,176,951	—
Subordinated notes	98,089	98,089	—	98,089	—
Long-term debt	60,235	45,190	—	45,190	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$80,975	$80,975	$80,975	$—	$—
Investment securities:
Held to maturity, at carrying value	385,496	397,194	—	397,194	—
Mortgage-backed securities:
Held to maturity, at carrying value	398,800	402,569	—	402,569	—
FHLB stock and other investments, at cost	56,509	56,509	—	56,509	—
Loans, net of allowance for loan losses	2,412,017	2,364,968	—	—	2,364,968
Loans held for sale	3,811	3,811	—	3,811	—
Financial Liabilities:
Deposits	$3,455,407	$3,449,002	$—	$3,449,002	$—
Federal funds purchased and repurchase agreements	2,429	2,429	—	2,429	—
FHLB advances	1,147,688	1,143,218	—	1,143,218	—
Long-term debt	60,311	43,695	—	43,695	—

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

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current income tax expense	$1,331	$2,666	$6,570	$8,555
Deferred income tax (benefit) expense	1,410	(695)	1,916	(2,714)
Income tax expense	$2,741	$1,971	$8,486	$5,841

Net deferred tax assets totaled $9.2 million at September 30, 2016 and $19.9 million at December 31, 2015.  No valuation allowance for deferred tax assets was recorded at September 30, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at September 30, 2016 or December 31, 2015.

We recognized income tax expense of $2.7 million and $8.5 million, for an effective tax rate (“ETR”) of 17.6% and 18.3% for the three and nine months ended September 30, 2016, respectively, compared to income tax expense of $2.0 million and $5.8 million, for an ETR of 14.4% and 15.3%, for the three and nine months ended September 30, 2015, respectively. The higher ETR for the three and nine months ended September 30, 2016 was due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2015. The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns and certain state tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$648,491	$546,660
Standby letters of credit	9,180	7,752
Total	$657,671	$554,412

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. During the three months ended September 30, 2016, we terminated the lease associated with our Fort Worth operations center. The termination resulted in $1.5 million in lease termination expense and a loss of $310,000 on retirement of assets.

Securities. In the normal course of business we buy and sell securities. There were $30.2 million and $19.4 million of unsettled trades to purchase securities at September 30, 2016 and December 31, 2015, respectively. There were no unsettled trades to sell securities as of September 30, 2016. As of December 31, 2015, there were $9.3 million of unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2016 or December 31, 2015.

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

•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) which impact the GSEs’ guarantees or ability to pay or issue debt;

•	adverse changes in the credit portfolio of other U.S. financial institutions relative to the performance of certain of our investment securities;

•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes, including potential cyber-security incidents;

•	execution of future acquisition, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	the inability of Southside Bank to pay dividends;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the fair value of the collateral if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates and methodologies, comparisons to recent selling prices of similar assets, and other assumptions consistent with those that would be utilized by unrelated third parties performing a valuation.

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
As of September 30, 2016, our review of the loan portfolio indicated that a loan loss allowance of $16.0 million was appropriate to cover probable losses in the portfolio.
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
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At September 30, 2016, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.56%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 35% to increase tax-exempt interest income to a tax-equivalent basis.  Whenever we present a non-GAAP financial measure in an SEC filing, we are also required to present the most directly comparable financial measure calculated and presented in accordance with GAAP and reconcile the differences between the non-GAAP financial measure and such comparable GAAP measure. Tax-equivalent adjustments are reported in Notes 2 and 3 to the Average Balances with Average Yields and Rates table under Results of Operations.

Tax-equivalent net interest income, net interest margin and net interest spread.  Net interest income on a tax-equivalent basis is a non-GAAP measure that adjusts for the tax-favored status of net interest income from loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin on a tax-equivalent basis is net interest income on a tax-equivalent basis divided by average interest-earning assets on a tax-equivalent basis. The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread on a tax-equivalent basis is the difference in the average yield on average interest-earning assets on a tax equivalent basis and the average rate paid on average interest-bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$648,491	$546,660
Standby letters of credit	9,180	7,752
Total	$657,671	$554,412

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. During the three months ended September 30, 2016, we terminated the lease associated with our Fort Worth operations center. The termination resulted in $1.5 million in lease termination expense and a loss of $310,000 on retirement of assets.

Securities. In the normal course of business we buy and sell securities. There were $30.2 million and $19.4 million of unsettled trades to purchase securities at September 30, 2016 and December 31, 2015, respectively. There were no unsettled trades to sell securities as of September 30, 2016. As of December 31, 2015, there were $9.3 million of unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2016 or December 31, 2015.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended September 30, 2016, our net income increased $1.1 million, or 9.4%, to $12.9 million from $11.8 million for the same period in 2015. The increase was primarily the result of a $2.9 million increase in interest income, a $2.4 million increase in noninterest income and a $0.6 million decrease in provision for loan losses, partially offset by a $2.3 million increase in interest expense, a $1.8 million increase in noninterest expense, and a $0.8 million increase in income tax expense. Earnings per diluted share increased $0.05, or 11.4%, to $0.49 for the three months ended September 30, 2016 from $0.44 for the same period in 2015.

During the nine months ended September 30, 2016, our net income increased $5.5 million, or 16.9%, to $37.8 million from $32.3 million for the same period in 2015. The increase was primarily the result of a $10.7 million increase in interest income, a $3.6 million increase in noninterest income and a $0.9 million decrease in noninterest expense, partially offset by a $5.7 million increase in interest expense, a $2.6 million increase in income tax expense and a $1.3 million increase in provision for loan losses. Earnings per diluted share increased $0.22, or 18.2%, to $1.43 for the nine months ended September 30, 2016 from $1.21 for the same period in 2015.

Financial Condition

Our total assets increased $302.9 million, or 5.9%, to $5.46 billion at September 30, 2016 from $5.16 billion at December 31, 2015 primarily as a result of increases in our securities portfolio, loan portfolio, and cash and cash equivalents.  Our securities portfolio increased by $153.0 million, or 6.8%, to $2.40 billion, compared to $2.24 billion at December 31, 2015. Loans increased $51.9 million, or 2.1%, to $2.48 billion compared to $2.43 billion at December 31, 2015. The net increase in our loans was comprised of increases of $124.6 million of commercial real estate loans, $28.1 million of construction loans, and $5.8 million of municipal loans, partially offset by decreases of $51.4 million of commercial loans, $44.6 million of loans to individuals, $10.7 million of 1-4 family residential loans. Cash and cash equivalents increased $118.1 million, or 145.9%, to $199.1 million, compared to $81.0 million at December 31, 2015, primarily as a result of the proceeds from the subordinated debt offering during September 2016.

Our nonperforming assets at September 30, 2016 decreased to $16.0 million and represented 0.29% of total assets, compared to $32.5 million or 0.63% of total assets at December 31, 2015.  Nonaccruing loans decreased $12.0 million, or 58.4%, to $8.5 million and the ratio of nonaccruing loans to total loans decreased to 0.34% at September 30, 2016 compared to 0.84% at December 31, 2015.  Other Real Estate Owned (“OREO”) decreased to $237,000 at September 30, 2016 from $744,000 at December 31, 2015. Repossessed assets decreased to $41,000 at September 30, 2016 from $64,000 at December 31, 2015.  Restructured loans at September 30, 2016 decreased 35.4% to $7.2 million compared to $11.1 million at December 31, 2015.

Our deposits increased $126.0 million, or 3.6%, to $3.58 billion at September 30, 2016 from $3.46 billion at December 31, 2015.  The increase in our deposits during 2016 was primarily the result of an increase in public fund deposits and noninterest bearing deposits. For the nine months ended September 30, 2016, our non-interest bearing deposits increased $74.8 million and interest bearing deposits increased $51.2 million. Total FHLB advances increased $24.7 million to $1.17 billion at September 30,

2016 from $1.15 billion at December 31, 2015.  Short-term FHLB advances increased $63.7 million to $709.1 million at September 30, 2016 from $645.4 million at December 31, 2015.  Long-term FHLB advances decreased $39.0 million to $463.3 million at September 30, 2016 from $502.3 million at December 31, 2015.

Shareholders’ equity at September 30, 2016 totaled $472.6 million compared to $444.1 million at December 31, 2015. The 6.4% increase was primarily the result of net income of $37.8 million recorded for the nine months ended September 30, 2016, a decrease in accumulated other comprehensive loss of $16.4 million, stock compensation expense of $1.2 million and common stock issued under our dividend reinvestment plan of $1.0 million.  These increases were partially offset by cash dividends paid of $18.1 million and the repurchase of $10.2 million of our common stock.

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
During the quarter ended September 30, 2016, we sold municipal securities and U.S. Agency commercial mortgage-backed securities (“CMBS”) that resulted in an overall gain on the sale of AFS securities of $2.3 million. As long-term interest rates fluctuated during the third quarter we elected to take some gains by selling selected lower yielding long-term CMBS, lower yielding MBS and low balance, short duration MBS. The CMBS we sold during the quarter were sold to help offset the increase in duration from the purchase of Texas municipals. During the quarter ended September 30, 2016, we primarily purchased premium CMOs with favorable expected returns in relation to risk, U.S. Agency CMBS, U.S. Treasury securities, and Texas municipals.  Our total portfolio, comprised of investment and MBS, increased from $2.24 billion at December 31, 2015 to $2.40 billion at September 30, 2016. The total unamortized premium for our MBS was $39.8 million and $40.4 million as of September 30, 2016 and September 30, 2015, respectively.
At September 30, 2016, securities increased slightly as a percentage of assets to 43.9% as compared to 43.5% at December 31, 2015 due to the overall increase in total assets of $302.9 million, comprised of a $153.0 million, or 6.8% increase in the securities portfolio. The size of the securities portfolio was temporarily increased during the quarter to offset the interest expense associated with the sub-debt issued. As loan growth occurs the securities portfolio will gradually be reduced.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings increased 2.2%, or $24.7 million, to $1.17 billion at September 30, 2016 from $1.15 billion at December 31, 2015. During the nine months ended September 30, 2016, our long-term FHLB advances decreased $39.0 million, to $463.3 million from $502.3 million at December 31, 2015. In June 2016 we prepaid $63.0 million of FHLB advances with an average rate of 1.43%. This represented some of our higher priced advances maturing through January 2017. We paid prepayment fees of $148,000 associated with prepaying these advances. During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into various variable rate advance agreements with the FHLB. At September 30, 2016, these agreements had a total notional value of $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and original terms ranging from four years to nine years. The cash flows of the swaps are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.
On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes will be used for general corporate purposes, which may include advances to subsidiaries to finance their activities. The unamortized debt issuance costs deducted from the carrying amount of the subordinated notes totaled approximately $1.9 million at September 30, 2016.
Our brokered CDs decreased from $85.3 million at December 31, 2015 to $60.5 million at September 30, 2016. At September 30, 2016, approximately $54.7 million of our brokered CDs were non-callable with remaining maturities less than twelve months. The remaining $5.7 million of brokered CDs are long-term with short-term calls that we control.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the nine months ended September 30, 2016, the increase in deposits and increase in FHLB advances offset by the decrease in brokered deposits resulted in a slight decrease in our total wholesale funding as a percentage of deposits to 35.0% at September 30, 2016 from 36.6% at December 31, 2015.
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
Net interest income for the three months ended September 30, 2016 was $33.9 million, an increase of $0.6 million, or 1.9%, compared to the same period in 2015 primarily due to increases in interest income from loans and MBS, partially offset by an increase in interest expense. For the three months ended September 30, 2016, our net interest spread and net interest margin decreased to 3.06% and 3.19%, respectively, from 3.25% and 3.35%, respectively, for the same period in 2015.
Net interest income for the nine months ended September 30, 2016 was $104.9 million, an increase of $4.9 million, or 4.9%, compared to the same period in 2015 primarily due to increases in interest income from loans and MBS, partially offset by an increase in interest expense. For the nine months ended September 30, 2016, our net interest spread and net interest margin decreased to 3.23% and 3.35%, respectively, from 3.32% and 3.41%, respectively, for the same period in 2015.
During the three months ended September 30, 2016, total interest income increased $2.9 million, or 7.6%, to $41.1 million compared to $38.2 million for the same period in 2015.  The increase in total interest income was the result of the increase in average interest earning assets of $355.1 million, or 8.0%, to $4.80 billion for the three months ended September 30, 2016 from $4.44 billion for the same period in 2015, offset by a slight decrease in the average yield on earning assets to 3.78% for the three months ended September 30, 2016 from 3.79% for the three months ended September 30, 2015.
During the nine months ended September 30, 2016, total interest income increased $10.7 million, or 9.3%, to $125.2 million compared to $114.6 million for the same period in 2015.  The increase in total interest income was the result of the increase in average interest earning assets of $311.4 million, or 7.1%, to $4.72 billion for the nine months ended September 30, 2016 from $4.40 billion for the same period in 2015, and an increase in the average yield on earning assets to 3.92% for the nine months ended September 30, 2016 from 3.85% for the nine months ended September 30, 2015. The increase in the yield on interest earning assets during the nine months ended September 30, 2016 is the result of an increase in the average balance and yield on MBS.
For the three months ended September 30, 2016, average loans increased $236.1 million, or 10.7%, to $2.44 billion, when compared to $2.20 billion for the same period in 2015.  The average yield on loans decreased from 4.47% for the three months ended September 30, 2015 to 4.37% for the three months ended September 30, 2016.  Interest income on loans increased $2.0 million, or 8.2%, to $25.7 million for the three months ended September 30, 2016, when compared to $23.8 million for the same period in 2015 as a result of the increase in the average balance.
During the nine months ended September 30, 2016, average loans increased $239.8 million, or 10.9%, to $2.43 billion, when compared to $2.19 billion for the same period in 2015.  The average yield on loans remained unchanged at 4.55% for the nine months ended September 30, 2016 and 2015. The interest income on loans increased $8.1 million, or 11.4%, to $79.7 million for the nine months ended September 30, 2016, when compared to $71.6 million for the same period in 2015. The interest income on loans increased due to the increase in average loans and a $1.3 million recovery of interest income on the payoff of a long-term nonaccrual loan during the first quarter of 2016. The increase in average loans was primarily a result of strong loan growth in our market areas. Construction loans, commercial real estate loans, and municipal loans represent a large part of this increase. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
For the three months ended September 30, 2016, average investment and MBS increased $78.1 million, or 3.6%, to $2.24 billion, when compared to $2.17 billion for the same period in 2015.  The overall yield on average investment and MBS increased to 3.29% during the three months ended September 30, 2016, from 3.21% during the same period in 2015 as a result of an increase in tax-exempt investment securities and MBS with fixed yields and also due to less prepayments compared to the same period in 2015. Interest income from investment and MBS increased $773,000, or 5.4%, to $15.1 million for the three months ended September 30, 2016, compared to $14.3 million for the same period in 2015.  The increase in interest income for the three months is due to an increase in the average balance and the average yield.
Average investment and MBS increased $46.2 million, or 2.2%, from $2.12 billion to $2.17 billion, for the nine months ended September 30, 2016 when compared to the same period in 2015.  At September 30, 2016, all of our MBS were fixed rate securities.  The overall yield on average investment and MBS increased to 3.37% for the nine months ended September 30, 2016 from 3.27% for the nine months ended September 30, 2015.  Interest income on investment and MBS increased $2.0 million, or 4.7%, during the nine months ended September 30, 2016, compared to the same period in 2015 due to an increase in the average balance and average yield.

For the three months ended September 30, 2016, average FHLB stock and other investments increased $8.1 million, or 17.7%, to $54.1 million, when compared to $46.0 million for the same period in 2015 due to an increase in average FHLB advances during 2016 and the corresponding requirement to hold stock associated with those advances.  Interest income from FHLB stock and other investments increased $121,000, or 186.2%, to $186,000, for the three months ended September 30, 2016, when compared to $65,000 for the same period in 2015 as a result of the increase in the average balance and average yield from 0.56% in 2015 to 1.37% in 2016. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of the FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.
For the nine months ended September 30, 2016, average FHLB stock and other investments increased $9.8 million, or 22.3%, to $54.1 million, when compared to $44.2 million for the same period in 2015 due to an increase in average FHLB advances during 2016 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $365,000, or 163.7%, during the nine months ended September 30, 2016, when compared to the same period in 2015 due to an increase in the average balance and average yield from 0.67% in 2015 to 1.45% in 2016.
During the nine months ended September 30, 2016, our average loans increased when compared to the same period in 2015. Average loans increased to 51.7% of average total interest earning assets for the nine months ended September 30, 2016 as compared to 49.9% for the same period in 2015. Average total securities as a percentage of average total interest earning assets was 47.1% and 49.2% for the nine months ended September 30, 2016 and 2015, respectively. The other interest earning asset categories averaged 1.2% and 0.9% for the nine months ended September 30, 2016 and 2015, respectively.
Total interest expense increased $2.3 million, or 46.1%, to $7.2 million during the three months ended September 30, 2016, as compared to $4.9 million during the same period in 2015.  The increase was attributable to the increase in average interest bearing liabilities of $331.9 million, or 9.1%, for the three months ended September 30, 2016 compared to the same period in 2015 and an increase from the average rate paid of 0.54% for the three months ended September 30, 2015 to 0.72% for the three months ended September 30, 2016. The increase in average interest bearing liabilities was primarily the result of the increase in interest bearing deposits, short-term interest bearing liabilities and the issuance of the subordinated notes.
Total interest expense increased $5.7 million, or 39.2%, to $20.3 million during the nine months ended September 30, 2016, as compared to $14.6 million during the same period in 2015.  The increase was attributable to the increase in average interest bearing liabilities of $259.1 million, or 7.1%, for the nine months ended September 30, 2016 compared to the same period in 2015 and an increase from the average rate paid of 0.53% for the nine months ended September 30, 2015 to 0.69% for the nine months ended September 30, 2016.  The increase in average interest bearing liabilities was primarily the result of the increase in interest bearing deposits, short-term interest bearing liabilities and the issuance of the subordinated notes.
Our average total deposits increased $152.2 million, or 4.5%, from $3.38 billion for the three months ended September 30, 2015 to $3.53 billion for the three months ended September 30, 2016. Interest expense for interest bearing deposits for the three months ended September 30, 2016 increased $1.1 million, or 45.0%, when compared to the same period in 2015, due to an increase in the average balance and average rate paid.
Our average total deposits increased $142.8 million, or 4.2%, from $3.43 billion for the nine months ended September 30, 2015 to $3.57 billion for the nine months ended September 30, 2016. Interest expense for interest bearing deposits for the nine months ended September 30, 2016 increased $2.9 million, or 38.2%, when compared to the same period in 2015, due to an increase in the average balance and average rate paid.
Average interest bearing deposits increased $165.0 million, or 6.2%, from $2.67 billion for the three months ended September 30, 2015 to $2.83 billion for the same period in 2016 and the average rate paid increased from 0.37% for the three months ended September 30, 2015 to 0.51% for the three months ended September 30, 2016.  Average time deposits increased $115.1 million, or 13.8%, from $834.0 million for the three months ended September 30, 2015 to $949.0 million for the same period in 2016, and the average rate paid increased to 0.87% for the three months ended September 30, 2016, as compared to 0.65% for the same period in 2015.  Average interest bearing demand deposits increased $34.4 million, or 2.2%, for the three months ended September 30, 2016 when compared to the same period in 2015 and the average rate paid increased to 0.36% for the three months ended September 30, 2016, as compared to 0.26% for the same period in 2015.  Average savings deposits increased $15.5 million, or 6.6%, for the three months ended September 30, 2016 when compared to the same period in 2015, and the average rate paid increased slightly to 0.11% for the three months ended September 30, 2016, as compared to 0.10% for the same period in 2015. Average noninterest bearing demand deposits decreased $12.8 million, or 1.8%, during the three months ended September 30, 2016 compared to the same period in 2015.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 73.2% and 75.3% of total average deposits during the three months ended September 30, 2016 and 2015, respectively.
Average interest bearing deposits increased $133.8 million, or 4.9%, from $2.75 billion for the nine months ended September 30, 2015 to $2.88 billion for the same period in 2016, and the average rate paid increased from 0.37% for the nine months ended September 30, 2015 to 0.48% for the nine months ended September 30, 2016.  Average time deposits increased $96.8 million, or

11.4%, from $850.2 million for the nine months ended September 30, 2015 to $947.0 million for the same period in 2016, and the average rate paid increased to 0.81% for the nine months ended September 30, 2016, as compared to 0.63% for the same period in 2015.  Average interest bearing demand deposits increased $26.4 million, or 1.6%, for the nine months ended September 30, 2016 when compared to the same period in 2015, and the average rate paid increased to 0.35% for the nine months ended September 30, 2016, as compared to 0.26% for the same period in 2015.  Average savings deposits increased $10.5 million, or 4.5%, for the nine months ended September 30, 2016 when compared to the same period in 2015, and the average rate paid increased slightly to 0.11% for the nine months ended September 30, 2016, as compared to 0.10% for the same period in 2015. Average noninterest bearing demand deposits increased $9.1 million, or 1.3%, during the nine months ended September 30, 2016 compared to the same period in 2015.  The latter three categories, interest bearing demand deposits, savings deposits and noninterest bearing demand deposits, are considered the lowest cost deposits and comprised 73.5% and 75.2% of total average deposits during the nine months ended September 30, 2016 and 2015, respectively.
For the three months ended September 30, 2016, average short-term interest bearing liabilities, consisting primarily of FHLB advances and repurchase agreements, were $608.1 million and reflected an increase of $209.2 million, or 52.4%, when compared to the same period in 2015.  Interest expense associated with short-term interest bearing liabilities increased $768,000, or 216.9%, for the three months ended September 30, 2016, compared to the same period in 2015, and the average rate paid increased to 0.73% for the three months ended September 30, 2016, compared to 0.35% for the same period in 2015.
For the nine months ended September 30, 2016, average short-term interest bearing liabilities, consisting primarily of FHLB advances and repurchase agreements, were $469.8 million and reflected an increase of $168.1 million, or 55.7%, when compared to the same period in 2015.  Interest expense associated with short-term interest bearing liabilities increased $2.1 million, or 319.1%, for the nine months ended September 30, 2016, compared to the same period in 2015, and the average rate paid increased to 0.77% for the nine months ended September 30, 2016, compared to 0.29% for the same period in 2015. The increase in the interest expense was due to an increase in the average balance and the average rate paid.
For the three months ended September 30, 2016, average long-term interest bearing liabilities consisting of FHLB advances were $472.5 million and reflected a decrease of $55.1 million, or 10.4%, when compared to the same period in 2015.  Interest expense associated with long-term FHLB advances increased slightly for the three months ended September 30, 2016 compared to the same period in 2015 due to an increase in the average rate paid, partially offset by a decrease in average balance. The average rate paid increased to 1.56% for the three months ended September 30, 2016, when compared to 1.29% for the same period in 2015.
For the nine months ended September 30, 2016, average long-term interest bearing liabilities consisting of FHLB advances were $510.4 million and reflected a decrease of $47.1 million, or 8.5%, when compared to the same period in 2015.  Interest expense associated with long-term FHLB advances increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to an increase in the average rate paid, partially offset by a decrease in average balance. The average rate paid increased to 1.51% for the nine months ended September 30, 2016, when compared to 1.28% for the same period in 2015.
Average subordinated notes, consisting of $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2026 issued on September 19, 2016, was $12.8 million and $4.3 million for the three and nine months ended September 30, 2016. The $100.0 million aggregate principal amount of subordinated notes initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points.
Average long-term debt, consisting of our junior subordinated debentures, was $60.2 million for both the three and nine months ended September 30, 2016 and 2015.  Interest expense associated with long-term debt increased for the three and nine months ended September 30, 2016 compared to the same period in 2015, as a result of an increase in the average rate paid during the three and nine months ended September 30, 2016.  The interest rate on the $20.5 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS
The analysis below shows the average balance of interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average rate of the interest bearing liabilities.

		AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Three Months Ended
	September 30, 2016			September 30, 2015
	AVG BALANCE	INTEREST	AVG YIELD/RATE	AVG BALANCE	INTEREST	AVG YIELD/RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,436,349	$26,750	4.37%	$2,200,241	$24,779	4.47%
Loans Held For Sale	6,718	54	3.20%	5,327	52	3.87%
Securities:
Investment Securities (Taxable) (4)	61,238	251	1.63%	86,105	475	2.19%
Investment Securities (Tax-Exempt) (3) (4)	690,635	8,911	5.13%	638,767	8,750	5.43%
Mortgage-backed and Related Securities (4)	1,492,271	9,399	2.51%	1,441,129	8,318	2.29%
Total Securities	2,244,144	18,561	3.29%	2,166,001	17,543	3.21%
FHLB stock and other investments, at cost	54,085	186	1.37%	45,963	65	0.56%
Interest Earning Deposits	57,598	89	0.61%	26,216	15	0.23%
Total Interest Earning Assets	4,798,894	45,640	3.78%	4,443,748	42,454	3.79%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	49,418			49,285
Bank Premises and Equipment	107,318			110,028
Other Assets	278,599			262,956
Less: Allowance for Loan Losses	(14,989)			(17,021)
Total Assets	$5,219,240			$4,848,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$248,364	71	0.11%	$232,903	60	0.10%
Time Deposits	949,019	2,073	0.87%	833,962	1,360	0.65%
Interest Bearing Demand Deposits	1,634,898	1,460	0.36%	1,600,454	1,065	0.26%
Total Interest Bearing Deposits	2,832,281	3,604	0.51%	2,667,319	2,485	0.37%
Short-term Interest Bearing Liabilities	608,130	1,122	0.73%	398,905	354	0.35%
Long-term Interest Bearing Liabilities – FHLB Dallas	472,470	1,857	1.56%	527,591	1,720	1.29%
Subordinated Notes (5)	12,823	189	5.86%	—	—	—%
Long-term Debt (6)	60,234	430	2.84%	60,229	369	2.43%
Total Interest Bearing Liabilities	3,985,938	7,202	0.72%	3,654,044	4,928	0.54%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	702,539			715,326
Other Liabilities	55,783			41,606
Total Liabilities	4,744,260			4,410,976
SHAREHOLDERS’ EQUITY	474,980			438,020
Total Liabilities and Shareholders’ Equity	$5,219,240			$4,848,996
NET INTEREST INCOME		$38,438			$37,526
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.19%			3.35%
NET INTEREST SPREAD			3.06%			3.25%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,064 and $1,044 for the three months ended September 30, 2016 and 2015, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $3,444 and $3,199 for the three months ended September 30, 2016 and 2015, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	The unamortized debt issuance costs deducted from the carrying amount of the subordinated notes totaled approximately $220,000 for the three months ended September 30, 2016.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, our average balance sheets for the three months ended September 30, 2016 and 2015 reflect a decrease in long-term debt of $77,000 and $82,000, respectively.

Note: As of September 30, 2016 and 2015, loans totaling $8,536 and $20,988, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

		AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
			(dollars in thousands)
			(unaudited)
			Nine Months Ended
	September 30, 2016			September 30, 2015
	AVG BALANCE	INTEREST	AVG YIELD/RATE	AVG BALANCE	INTEREST	AVG YIELD/RATE
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$2,432,652	$82,818	4.55%	$2,192,804	$74,606	4.55%
Loans Held For Sale	5,100	126	3.30%	3,675	125	4.55%
Securities:
Investment Securities (Taxable) (4)	41,708	572	1.83%	74,169	1,171	2.11%
Investment Securities (Tax-Exempt) (3) (4)	661,430	26,041	5.26%	637,110	26,336	5.53%
Mortgage-backed and Related Securities (4)	1,465,923	28,156	2.57%	1,411,553	24,446	2.32%
Total Securities	2,169,061	54,769	3.37%	2,122,832	51,953	3.27%
FHLB stock and other investments, at cost	54,051	588	1.45%	44,204	223	0.67%
Interest Earning Deposits	55,378	220	0.53%	41,348	78	0.25%
Total Interest Earning Assets	4,716,242	138,521	3.92%	4,404,863	126,985	3.85%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	50,738			52,108
Bank Premises and Equipment	107,699			111,341
Other Assets	270,301			268,105
Less: Allowance for Loan Losses	(19,136)			(15,914)
Total Assets	$5,125,844			$4,820,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$242,852	204	0.11%	$232,326	172	0.10%
Time Deposits	946,986	5,723	0.81%	850,175	4,035	0.63%
Interest Bearing Demand Deposits	1,693,135	4,448	0.35%	1,666,718	3,300	0.26%
Total Interest Bearing Deposits	2,882,973	10,375	0.48%	2,749,219	7,507	0.37%
Short-term Interest Bearing Liabilities	469,831	2,724	0.77%	301,689	650	0.29%
Long-term Interest Bearing Liabilities – FHLB Dallas	510,392	5,770	1.51%	557,519	5,349	1.28%
Subordinated Notes (5)	4,305	189	5.86%	—	—	—%
Long-term Debt (6)	60,233	1,251	2.77%	60,228	1,085	2.41%
Total Interest Bearing Liabilities	3,927,734	20,309	0.69%	3,668,655	14,591	0.53%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	685,982			676,911
Other Liabilities	48,120			39,764
Total Liabilities	4,661,836			4,385,330
SHAREHOLDERS’ EQUITY	464,008			435,173
Total Liabilities and Shareholders’ Equity	$5,125,844			$4,820,503
NET INTEREST INCOME		$118,212			$112,394
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.35%			3.41%
NET INTEREST SPREAD			3.23%			3.32%

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,206 and $3,141 for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $10,082 and $9,276 for the nine months ended September 30, 2016 and 2015, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	The unamortized debt issuance costs deducted from the carrying amount of the subordinated notes totaled approximately $74,000 for the nine months ended September 30, 2016.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, our average balance sheets for the nine months ended September 30, 2016 and 2015 reflect a decrease in long-term debt of $78,000 and $83,000, respectively.

Note: As of September 30, 2016 and 2015, loans totaling $8,536 and $20,988, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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
Noninterest income was $11.7 million and $32.7 million for the three and nine months ended September 30, 2016, respectively, compared to $9.4 million and $29.1 million for the same periods in 2015, an increase of $2.4 million, or 25.3%, and $3.6 million, or 12.4%, respectively.  The increase for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 was primarily due to increases in net gain on sale of securities available for sale, gain on sale of loans and other income.
During the three and nine months ended September 30, 2016, we pro-actively managed our investment portfolio. We primarily sold CMOs, U.S. Agency CMBS, Texas municipal securities, U.S. Agency MBS, and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $2.3 million and $5.5 million for the three and nine months ended September 30, 2016, respectively, compared to $875,000 and $3.5 million for the three and nine months ended September 30, 2015, respectively.  The fair value of the AFS securities portfolio was $1.62 billion with a net unrealized gain of $36.0 million at September 30, 2016.  The net unrealized gain was comprised of $38.7 million in unrealized gains and $2.7 million in unrealized losses.  The fair value of the HTM securities portfolio was $814.1 million with a net unrealized gain at September 30, 2016 of $29.7 million.  The net unrealized gain was comprised of $44.6 million in unrealized gains and $14.8 million in unrealized losses.  During the three and nine months ended September 30, 2016, we primarily purchased premium CMOs and Texas municipal securities.
Gain on sale of loans increased $513,000, or 168.2%, and $830,000, or 55.2%, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The increase in gain on sale of loans was primarily due to an increase in the number of loans sold and the related servicing release and secondary market fees.
Other income increased $230,000, or 24.7%, and $288,000, or 10.2%, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The increase in other income was primarily attributable to an increase in net gain on sale of assets during the third quarter and return on other investments which was partially offset by the decrease in mortgage servicing fee income due to a slight decline in the fair value of mortgage servicing rights as a result of an increase in estimated prepayment speeds.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits. Noninterest expense was $28.4 million and $83.6 million for the three and nine months ended September 30, 2016, respectively, compared to $26.6 million and $84.5 million for the same periods in 2015, respectively, representing an increase of $1.8 million, or 6.7%, and a decrease of $0.9 million, or 1.0%, for the three and nine months ended September 30, 2016, respectively. The increase for the three months ended September 30, 2016 was primarily attributable to increases in occupancy expense, professional fees, and other noninterest expense. The decrease for the nine months ended September 30, 2016 was primarily attributable to decreases in salaries and employee benefits, other noninterest expense, software and data processing expense and telephone and communications expense, partially offset by an increase in professional fees and FHLB prepayment fees.
Salaries and employee benefits expense decreased $530,000, or 3.4%, and $3.0 million, or 5.9%, during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The decrease for the three months was primarily the result of a decrease in retirement and health insurance expense.  The decrease for the nine months was primarily the result of a decrease in direct salary expense.
Direct salary expense and payroll taxes decreased $71,000, or 0.5%, and $3.1 million, or 7.2%, during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. This decrease was primarily due to lower salary expense in 2016 due to non-recurring salary payments, severance, and stay pay of $4.1 million for the nine months ended September 30, 2015. This decrease was partially offset by normal salary increases effective in the first quarter of 2016.

Retirement expense, included in salary and benefits, decreased $304,000, or 26.2%, and increased $1.0 million, or 32.2%, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  The increase was primarily due to a one-time expense of $1.7 million related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016, partially offset by a decrease in the restoration plan expense due to an increase in the discount rate to 4.56% from 4.14% for the same period in 2015.
Health and life insurance expense, included in salary and benefits, decreased $155,000, or 11.5%, and $985,000, or 22.1%, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  The decrease for the three and nine months ended September 30, 2016 was due to decreased health claims expense and plan administrative costs for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and although they decreased in the first nine months of 2016, these costs may increase during the last quarter of 2016.
Occupancy expense increased $1.3 million, or 37.8%, and $1.3 million, or 13.3%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to the early termination of a lease. During the third quarter, we prepaid a lease at approximately 59% of the remaining lease payments on a Fort Worth operations facility that was recently vacated. The cost of prepaying this lease, combined with writing off the leasehold improvements, was $1.8 million.
Professional fees increased $323,000, or 39.2%, and $1.6 million, or 68.0%, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, due to increased consulting fees associated with process improvement and re-branding efforts initiated in January 2016 and increased legal expense.
Software and data processing expenses decreased $83,000, or 10.1%, and $863,000, or 28.0%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 due primarily to additional software applications and integration costs incurred in connection with the integration of Omni during the first half of 2015 that were not incurred in 2016.
Telephone and communications expense decreased $127,000, or 23.8%, and $247,000, or 15.4%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 primarily due to cost synergies that resulted from the integration of Omni as well as reductions in expense due to the closure of several branches and the dissolution of SFG during 2015.
FHLB prepayment fees increased $148,000, or 100.0%, for the nine months ended September 30, 2016, as compared to the same period in 2015 as a result of the prepayment of $63.0 million in FHLB advances during the second quarter of 2016.
Other noninterest expense increased $738,000, or 20.9%, for the three months ended September 30, 2016, as compared to the same period in 2015. The increase in other noninterest expense for the three months ended September 30, 2016, was primarily due to increased expense related to repossessed assets, losses on off-balance sheet commitments and loans sold with recourse which was partially offset by decreases in check card losses.
Income Taxes
Pre-tax income for the three and nine months ended September 30, 2016 was $15.6 million and $46.3 million, respectively, compared to $13.7 million and $38.1 million for the same periods in 2015, respectively.  We recorded income tax expense of $2.7 million and $8.5 million for the three and nine months ended September 30, 2016, respectively, compared to income tax expense of $2.0 million and $5.8 million for the same periods in 2015, respectively. The effective tax rate (“ETR”) as a percentage of pre-tax income was 17.6% and 18.3% for the three and nine months ended September 30, 2016, respectively, compared to an ETR as a percentage of pre-tax income of 14.4% and 15.3% for the same periods in 2015, respectively.  The increase in the ETR for the three and nine months ended September 30, 2016 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2015.  The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. Net deferred tax assets totaled $9.2 million at September 30, 2016, as compared to $19.9 million at December 31, 2015. The $10.7 million decrease in deferred tax asset was due primarily to the increase in the unrealized gain in the AFS securities portfolio. No valuation allowance for deferred tax assets was recorded at September 30, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2016, these investments were 13.5% of total assets, as compared with 11.0% for December 31, 2015 and 11.7% for September 30, 2015.  The increase to 13.5% at September 30, 2016 is primarily reflective of increases in total assets and interest earning deposits combined with changes in the investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at September 30, 2016.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at September 30, 2016, we had one outstanding letter of credit for $195,000.  At September 30, 2016, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $546.6 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
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
Capital Resources
Our total shareholders’ equity at September 30, 2016 was $472.6 million, representing an increase of 6.4%, or $28.5 million, from December 31, 2015, and represented 8.6% of total assets both at September 30, 2016 and December 31, 2015.
Increases to our shareholders’ equity primarily consisted of net income of $37.8 million, a decrease in accumulated other comprehensive loss of $16.4 million, stock compensation expense of $1.2 million and common stock (33,622 shares) issued under our dividend reinvestment plan of $1.0 million.  These increases were partially offset by cash dividends paid of $18.1 million and the repurchase of $10.2 million of our common stock.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of September 30, 2016, we met all capital adequacy requirements to which we were subject.
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
To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
September 30, 2016	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$380,115	12.29%	$139,176	4.50%	N/A	N/A
Bank Only	$503,777	16.30%	$139,086	4.50%	$200,902	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$435,125	14.07%	$185,568	6.00%	N/A	N/A
Bank Only	$503,777	16.30%	$185,448	6.00%	$247,264	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$550,628	17.80%	$247,424	8.00%	N/A	N/A
Bank Only	$521,191	16.86%	$247,264	8.00%	$309,080	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$435,125	8.55%	$203,554	4.00%	N/A	N/A
Bank Only	$503,777	9.91%	$203,369	4.00%	$254,211	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of September 30, 2016, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Return on Average Assets	0.98%	0.96%
Return on Average Shareholders’ Equity	10.78	10.65
Dividend Payout Ratio – Basic	48.98	52.27
Dividend Payout Ratio – Diluted	48.98	52.27
Average Shareholders’ Equity to Average Total Assets	9.10	9.03
	Nine Months Ended September 30,
	2016	2015
Return on Average Assets	0.98%	0.90%
Return on Average Shareholders’ Equity	10.87	9.93
Dividend Payout Ratio – Basic	49.65	57.02
Dividend Payout Ratio – Diluted	49.65	57.02
Average Shareholders’ Equity to Average Total Assets	9.05	9.03

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2015.  There were no substantial changes in these concentrations during the nine months ended September 30, 2016.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.
Total loans increased $51.9 million, or 2.1%, to $2.48 billion at September 30, 2016 from $2.43 billion at December 31, 2015, and increased $244.5 million, or 10.9%, from $2.24 billion at September 30, 2015.  Average loans increased $239.8 million, or 10.9%, during the nine months ended September 30, 2016 when compared to the same period in 2015.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States, led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of October 26, 2016, the price per barrel of crude oil was approximately $49 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Loans with oil and gas industry exposure totaled 1.13% of the loan portfolio at September 30, 2016. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.

The following table sets forth loan totals for the periods presented:

	At September 30, 2016	At December 31, 2015	At September 30, 2015
	(in thousands)
Real Estate Loans:
Construction	$466,323	$438,247	$342,282
1-4 Family Residential	644,746	655,410	678,431
Commercial	759,795	635,210	537,161
Commercial Loans	191,154	242,527	228,272
Municipal Loans	293,949	288,115	262,384
Loans to Individuals	127,674	172,244	190,616
Total Loans	$2,483,641	$2,431,753	$2,239,146
Total loans increased for the nine months ended September 30, 2016 due to continued growth in our Austin and Dallas-Fort Worth markets.
Construction loans increased $28.1 million, or 6.4%, to $466.3 million at September 30, 2016 from $438.2 million at December 31, 2015, and increased $124.0 million, or 36.2%, from $342.3 million at September 30, 2015 due to continued growth in our Austin and Dallas-Fort Worth markets.
Our 1-4 family residential loans decreased $10.7 million, or 1.6%, to $644.7 million at September 30, 2016 from $655.4 million at December 31, 2015, and decreased $33.7 million, or 5.0%, from $678.4 million at September 30, 2015 due primarily to payoffs in excess of originations.
Commercial real estate loans increased $124.6 million, or 19.6%, to $759.8 million at September 30, 2016 from $635.2 million at December 31, 2015, and increased $222.6 million, or 41.4%, from $537.2 million at September 30, 2015. Our commercial real estate loans continued to increase during the nine months ended September 30, 2016 primarily as a result of the continued growth in our Austin and Dallas-Fort Worth markets.
Commercial loans decreased $51.4 million, or 21.2%, to $191.2 million at September 30, 2016 from $242.5 million at December 31, 2015, and decreased $37.1 million, or 16.3%, from $228.3 million at September 30, 2015 due primarily to payoffs in excess of originations and charge-offs of approximately $10.9 million on two large commercial loans.
Municipal loans increased $5.8 million, or 2.0%, to $293.9 million at September 30, 2016 from $288.1 million at December 31, 2015, and increased $31.6 million, or 12.0%, from $262.4 million at September 30, 2015.
Loans to individuals decreased $44.6 million, or 25.9%, to $127.7 million at September 30, 2016, from $172.2 million at December 31, 2015, and decreased $62.9 million, or 33.0%, from $190.6 million at September 30, 2015, which reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
Loan Loss Experience and Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, we utilize historical net charge-off data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements not reflected in historical data. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department and the loan review department.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of review we determine it is probable that we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
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
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.
As of September 30, 2016, our review of the loan portfolio indicated that a loan loss allowance of $16.0 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2016, the allowance for loan losses decreased $3.7 million, or 19.0%, to $16.0 million, or 0.64% of total loans, when compared to $19.7 million, or 0.81% of total loans at December 31, 2015 as a result of charge-offs associated with two large commercial borrowing relationships, one of which previously had a specific reserve. The allowance for loan losses decreased $2.4 million, or 13.1%, from $18.4 million, or 0.82% of total loans at September 30, 2015.
For the three and nine months ended September 30, 2016, loan charge-offs were $1.3 million and $13.7 million, respectively, and recoveries were $711,000 and $2.2 million, respectively. For the three and nine months ended September 30, 2015, loan charge-offs were $1.3 million and $3.3 million, respectively, and recoveries were $605,000 and $2.0 million, respectively. The necessary provision expense was estimated at $1.6 million and $7.7 million for the three and nine months ended September 30, 2016, respectively, a decrease of $645,000, or 28.3%, and an increase of $1.3 million, or 20.7%, from $2.3 million and $6.4 million, respectively, for the comparable periods in 2015. The increase in provision expense for the nine months was due to the charge-offs applied to two large commercial borrowing relationships during the second quarter.
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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2016	At December 31, 2015	At September 30, 2015
Nonaccrual loans	$8,536	$20,526	$20,988
Accruing loans past due more than 90 days	1	3	—
Restructured loans	7,193	11,143	11,772
Other real estate owned	237	744	793
Repossessed assets	41	64	68
Total Nonperforming Assets	$16,008	$32,480	$33,621

	At September 30, 2016	At December 31, 2015	At September 30, 2015
Asset Quality Ratios:
Nonaccruing loans to total loans	0.34%	0.84%	0.94%
Allowance for loan losses to nonaccruing loans	187.36	96.15	87.68
Allowance for loan losses to nonperforming assets	99.91	60.76	54.73
Allowance for loan losses to total loans	0.64	0.81	0.82
Nonperforming assets to total assets	0.29	0.63	0.70
Net charge-offs to average loans	0.63	0.09	0.08
Total nonperforming assets at September 30, 2016 were $16.0 million, a decrease of $16.5 million, or 50.7%, from $32.5 million at December 31, 2015 and a decrease of $17.6 million, or 52.4%, from $33.6 million at September 30, 2015.
From December 31, 2015 to September 30, 2016, nonaccrual loans decreased $12.0 million, or 58.4%, to $8.5 million, and decreased $12.5 million, or 59.3%, from September 30, 2015.  Of the total nonaccrual loans at September 30, 2016, $3.7 million are commercial loans, $2.3 million are commercial real estate loans, $1.5 million are residential real estate loans, $673,000 are loans to individuals, and $305,000 are construction loans. Restructured loans decreased $4.0 million, or 35.4%, to $7.2 million at September 30, 2016, from $11.1 million at December 31, 2015 and decreased $4.6 million, or 38.9%, from $11.8 million at September 30, 2015. OREO decreased $507,000, or 68.1%, to $237,000 at September 30, 2016 from $744,000 at December 31, 2015 and decreased $556,000, or 70.1%, from $793,000 at September 30, 2015.  The OREO at September 30, 2016 consisted primarily of commercial real estate and 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $23,000, or 35.9%, to $41,000 at September 30, 2016, from $64,000 at December 31, 2015 and decreased $27,000, or 39.7%, from $68,000 at September 30, 2015.
Acquisition
See “Note 2 – Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Expansion
We opened a loan production office in Frisco, Texas on September 12, 2016.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2016, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 2.21% and 2.18%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 0.10% and 1.16%, respectively, relative to the base case over the next 12 months. As of December 31, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.42% and 1.78%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.18% and 0.38%, respectively, relative to the base case over the next 12 months.  As of September 30, 2015, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.26% and 1.16%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.31% and 2.91%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 28, 2016	BY:	/s/ SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE:	October 28, 2016	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, President

DATE:	October 28, 2016	BY:	/s/ JULIE N. SHAMBURGER
Julie N. Shamburger, CPA, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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

4.1
Subordinated Indenture, dated as of September 19, 2016, by and between Southside Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Form 8-K, filed September 19, 2016 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of September 19, 2016, by and between Southside Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto (filed as Exhibit 4.2 to the Registrant’s Form 8-K, filed September 19, 2016 and incorporated herein by reference).

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