Form 10-K
period 2016-12-31
SOUTHSIDE BANCSHARES INC
filed 2017-02-24
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was $750,576,483.

As of February 20, 2017, 28,574,789 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 10, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside in 2007. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which was a wholly-owned subsidiary of the Bank until 2015. SFG is consolidated in our financial statements and was dissolved in April 2015. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014.
PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING INFORMATION
The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 banking centers, 17 of which are located in grocery stores, and 25 motor bank facilities.
At December 31, 2016, our total assets were $5.56 billion, total loans were $2.56 billion, total deposits were $3.53 billion, and total equity was $518.3 million.  For the years ended December 31, 2016 and 2015, our net income was $49.3 million and $44.0 million and diluted earnings per common share were $1.86 and $1.65, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2016, our trust department managed approximately $1.01 billion of trust assets.
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
Our 60 branches and 25 motor bank facilities are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Palestine, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington, Cleburne, Euless, Flower Mound, Frisco, Granbury, Grapevine, Irving, Watauga, Weatherford and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each market area is directly attributable to our market share in that market area combined with overall cost.
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
RECENT DEVELOPMENTS
During the year ended December 31, 2016, we opened a loan production office in Frisco. We also closed our Ft. Worth operations service center and one of our grocery store branches in Longview, both of which were leased.
On December 6, 2016, we entered into an underwriting agreement, pursuant to which we sold 2,185,000 shares of our common stock at a price of $36.50 per share.  We received $76.0 million in net proceeds, after deducting underwriting discounts and costs. These net proceeds were used primarily for general corporate purposes, which included advances to the Bank to finance its activities.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2016, the price per barrel of crude oil was approximately $54 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, fintech companies, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.
EMPLOYEES
At February 17, 2017, we employed approximately 679 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.
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
In addition to the system of regulation and supervision outlined above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Fund Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau will also have supervisory and examination authority over certain nonbank institutions that offer consumer financial products or services.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services.
The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  As a result of the Dodd-Frank Act, which was enacted on July 21, 2010, the regulatory framework under which we operate has changed and may continue to change substantially over the next several years.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  Among the provisions that have impacted or are likely to affect the operations of the Company and Southside Bank are the following:

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
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2016, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	14.64%	17.98%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.37%	17.98%
Total risk-based capital ratio	8.00%	10.00%	20.10%	18.60%
Leverage ratio	4.00%	5.00%	9.46%	10.40%

Under the previous capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. generally accepted accounting principles (“GAAP “) were excluded for the purposes of determining capital ratios. However, the effects of certain accumulated other comprehensive items are not excluded under the Updated Capital Rules. The Updated Capital Rules permitted most banking organizations, including the Company and Southside Bank, to make a one-time permanent election on the institution’s first call report filed after January 1, 2015 to continue to exclude these items, which Southside Bank did in its March 31, 2015 call report.
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
Source of Strength.  Federal Reserve policy and regulation require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2016 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.
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
On December 10, 2013, federal regulators, including the Federal Reserve and the FDIC, issued final rules to implement Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” to prohibit insured depository institutions, such as Southside Bank, and their affiliates, such as the Company, from proprietary trading and acquiring certain interests in hedge or private equity funds. The final rules contain certain exemptions from the prohibition and permit the retention of certain ownership interests. Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015, and for legacy investments in and relationships with a covered fund by July 21, 2016.
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
Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  This rule modified two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinued a third adjustment added in 2009 (the secured liability adjustment), and added an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under these revisions to the DIF rules, the total base assessment rates will vary depending on the DIF reserve ratio.  On April 26, 2016, the FDIC issued a final rule to refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years. The rule, which became effective on July 1, 2016, revised the financial ratios method, updated the financial measures used, and eliminated risk categories for such banks.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessment rates, which are calculated off the assessment base established by the Dodd-Frank Act, are set quarterly. The rate was 0.580 (annual) basis points for the first quarter of 2016 and 0.560 (annual) basis points for the second, third and fourth quarters of 2016. It was 0.560 (annual) basis points for the first quarter of 2017. These assessments will continue until the FICO bonds mature in 2017 through 2019.
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
Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangements.  Specifically, the Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, regulators have yet to issue the final rule on the topic.
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

On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “satisfactory.”  As of October 19, 2015, the most recent exam date, Southside Bank has a CRA rating of “outstanding.”
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

Many of the foregoing laws and regulations have recently changed and are subject to further change resulting from the provisions in the Dodd-Frank Act and other developments. The Bureau recently issued a proposed rule, which was published in the Federal Register on May 24, 2016 that would impose limitations on the use of pre-dispute arbitration agreements by covered providers of consumer financial products and services; a final rule has not yet been issued.
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
In addition, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets.  Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets.  The banking agencies have jointly issued a final rule to implement these requirements, which became effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations.
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
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. In addition, FinCEN issued a final rule, which was published in the Federal Register on May 11, 2016 that requires subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers, beginning on May 11, 2018.
The Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and required to report any identified relationships or transactions.
OFAC.  The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals List.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Privacy and Data Security.  Under federal law, financial institutions are generally prohibited from disclosing consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to customers annually.  To the extent state laws are more protective of consumer privacy, financial institutions must comply with state law privacy provisions.
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
Our earnings are subject to interest rate risk.
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
Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  See the section captioned “Net Interest Income” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion related to our management of interest rate risk.
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
We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our interest rate risk, liquidity, fair value of securities and profitability are dependent upon the successful management of our balance sheet strategy.
We implemented a balance sheet strategy for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse changes in the market liquidity and fair value of our investment securities and U.S. agency MBS, incorrect modeling results due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund our balance sheet strategy.  If our balance sheet strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion related to our balance sheet strategy.
We have a high concentration of loans secured by real estate and a decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  At December 31, 2016, approximately 76.8% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing until 2010, there was significant deterioration in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, MBS and the lending markets generally.  This decline resulted in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and had an adverse effect on retail mortgage lending operations in many markets.  Beginning in 2014, the price per barrel of crude oil began to decline significantly from a high during 2014 of over $100 to approximately $54 as of December 31, 2016.  A prolonged period of low oil prices could have a negative impact on energy-dominant states such as Texas, including the real estate values in such states.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
Our allowance for probable loan losses may be insufficient.
We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within our existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we may need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.  See the section captioned “Loan Loss Experience and Allowance for Loan Losses” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.
We may be adversely affected by declining crude oil prices.
Beginning in 2014, decisions by certain members of OPEC to maintain higher crude oil production levels combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices.  Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2016, energy loans comprised approximately 1.09% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  As of December 31, 2016, the price per barrel of crude oil was approximately $54 compared to a high of over $100 in 2014.  If oil prices remain at these low levels for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud, or providing timely and reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.
We are subject to environmental liability as a result of certain lending activities.
A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  There is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental remediation may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures that require us to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our profitability depends significantly on economic conditions in the State of Texas.
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate within Texas.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, virtually all of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
General political or economic conditions in the United States could adversely affect our financial condition and results of operations.
The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can be affiliated under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer certain products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Our competitors may have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including:

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
We rely on dividends from our bank subsidiary for most of our revenue.
Southside Bancshares, Inc. is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiary, Southside Bank.  These dividends are the principal source of funds to pay dividends on our common stock to our shareholders and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank and certain of our nonbank subsidiaries may pay to us.  In addition, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., we may not be able to service debt, pay obligations or pay dividends to our shareholders.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 – Shareholders’ Equity” to our consolidated financial statements included in this report.
You may not receive dividends on our common stock.
Although we have historically declared quarterly cash dividends on our common stock, we are not required to do so and may reduce or cease to pay common stock dividends in the future. If we reduce or cease to pay common stock dividends, the market price of our common stock could be adversely affected.
As noted above, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from Southside Bank. Southside Bank’s ability to pay dividends to us is subject to, among other thing, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and Southside Bank, including the statutory requirement that we serve as a source of financial strength for Southside Bank, which limit the amount that may be paid as dividends without prior regulatory approval. Additionally, if Southside Bank’s earnings are not sufficient to pay dividends to us while maintaining adequate capital levels, we may not be able to pay dividends to our shareholders. See “Supervision and Regulation — Holding Company Regulation — Dividends” included in this report.
Funding to provide liquidity may not be available to us on favorable terms or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is necessary to make loans and leases, and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by our board of directors.  Management and our asset liability committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our asset liability committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board-approved policies from any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, noncore deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with U.S. Treasury securities, MBS, CMBS and loans.
We maintain a portfolio of securities that can be used as a secondary source of liquidity.  Other sources of liquidity include sales or securitizations of loans, our ability to acquire additional national market, noncore deposits, additional collateralized borrowings such as FHLB advances, the issuance and sale of debt securities and the issuance and sale of preferred or common securities in public or private transactions.  Southside Bank also can borrow from the Federal Reserve’s discount window.
We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets similar to 2008, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  The cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making such deposits unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and there may not be a viable market for raising equity capital.
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
As of December 31, 2016, we had $96.1 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The process we use to estimate our probable loan losses and to measure the fair value of our financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If the methodology we use for determining our probable loan losses are inadequate, our allowance for loan losses may not be sufficient to support future charge-offs.  If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments.  Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to attract and retain skilled personnel.
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.
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
Southside Bancshares, Inc., primarily through Southside Bank, and certain of its nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, as implemented through the Bureau, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities.  In addition, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 – Shareholders’ Equity” to our consolidated financial statements included in this report.
We may become subject to increased regulatory capital requirements.
The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that began January 1, 2013 for institutions that exceed $15 billion in assets.  Furthermore, each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.  As a result of new regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015.  The Updated Capital Rules implement certain provisions of the Dodd-Frank Act and Basel III.  These Updated Capital Rules also make important changes to the prompt corrective action framework.  For additional discussion relating to capital adequacy refer to “Item 1. Business - Supervision and Regulation - Capital Adequacy” in this report.  The Company believes it will continue to meet the new capital guidelines, however complying with any higher Updated Capital Rules mandated by the Dodd-Frank Act or Basel III may affect our operations, including our asset portfolios and financial performance.
Financial services companies depend on the accuracy and completeness of information about customers and counterparties and inaccuracies in such information, including as a result of fraud, could adversely impact our business, financial condition and results of operations.
In deciding whether to extend credit or enter into other transactions with third parties, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors or property appraisers, as to the accuracy and completeness of that information.  Such information could turn out to be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress we are at increased risk of fraud losses. We cannot assure you that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damages related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.
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
From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities.  Whether customer claims and legal actions related to our performance of our fiduciary responsibilities are merited, defending claims is costly and diverts management’s attention, and if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception and products and services as well as impact customer demand for those products and services.  Any financial liability or reputational damage resulting from claims and legal actions could have a material adverse effect on our business, financial condition and results of operations.
RISKS ASSOCIATED WITH OUR COMMON STOCK
Our stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our results of operations, financial conditions or asset quality;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	perceptions in the marketplace regarding the impact of the change in price per barrel of crude oil on the Texas economy;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	future issuances of our common stock or other securities;

•	additions or departures of key personnel;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
The trading volume in our common stock is less than that of other larger financial services companies.
Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume for our common stock is low relative to other larger financial services companies, and you are not assured liquidity with respect to transactions in our common stock.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

The holders of our subordinated notes and junior subordinated debentures have rights that are senior to those of our shareholders.
On September 19, 2016, we issued $100 million of 5.50% fixed to floating subordinated notes, which mature in September 2026. On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of fixed to floating rate junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  As part of the acquisition of Fort Worth Bancshares, Inc. on October 10, 2007, we assumed $3.6 million of floating rate junior subordinated debentures issued to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that matures in 2035.
We conditionally guarantee payments of the principal and interest on the trust preferred securities.  Our subordinated notes and the junior subordinated debentures are senior to our shares of common stock.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.  We have the right to defer distributions on our debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of common stock.
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
Provisions of our certificate of formation and bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.
Our certificate of formation and bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock.  These provisions include, among others, requiring advance notice for raising business matters or nominating directors at shareholders’ meetings and staggered board elections.
Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve for any acquisition.  Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the BHCA of 1956, as amended.  As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable. These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our share.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. Southside owns four buildings at this site which houses a banking center, executive offices, back office support areas, and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in the University Center II professional office building owned by Southside. University Center II is a 10-story building in which Southside occupies one floor and space on two additional floors. As of December 31, 2016, Southside operated 60 banking centers including traditional full service branches, full service branches within grocery stores, motor banks, trust services, and/or loan production or other financial services offices. These banking centers are located in the state of Texas in the Dallas/Fort Worth, East Texas, and Austin regions. Of the 60 banking centers, 37 were owned and 23 were leased. Southside also owns 70 ATM’s located throughout our market area and a technology center located in Tyler, Texas.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock trades on the NASDAQ Global Select Market under the symbol “SBSI.”  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2015 to December 31, 2016.  During 2016 and 2015, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

	2016		2015
Sales Price Per Share	High	Low	High	Low
First quarter	$25.47	$18.67	$27.66	$23.50
Second quarter	31.28	23.62	28.34	24.94
Third quarter	33.17	30.25	28.30	23.25
Fourth quarter	38.51	31.54	27.52	22.88
See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for a discussion of our common stock repurchase program.
SHAREHOLDERS
There were approximately 1,500 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 20, 2017.
DIVIDENDS
Cash dividends declared and paid were $1.01 and $1.00 per share for the years ended December 31, 2016 and 2015, respectively.  Stock dividends of 5% were also declared and paid during both of the years ended December 31, 2016 and 2015.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Cash Dividends Per Share	2016	2015
First quarter	$0.23	$0.23
Second quarter	0.24	0.23
Third quarter	0.24	0.23
Fourth quarter	0.30	0.31
Total	$1.01	$1.00
ISSUER SECURITY REPURCHASES
On January 28, 2016, our board of directors approved a common stock repurchase plan. The board authorized the repurchase, from time to time, of up to five percent of the issued and outstanding common stock, or approximately 1.27 million shares, in open market purchases and privately negotiated transactions at prevailing market prices. During the year ended December 31, 2016, we purchased 443,426 shares of common stock at an average price of $23.00 pursuant to the 2016 Common Stock Repurchase Plan. We did not purchase any of our common stock during the quarter ended December 31, 2016.
Our board continually evaluates the Company’s needs and those of Southside Bank and may, at their discretion, initiate, modify or discontinue an authorized repurchase plan. In December 2016, the board discontinued the 2016 Common Stock Repurchase Plan.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2016, 2015, or 2014 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Index Value
300
275
250
225
200
175
150
125
100
75
Southside Bancshares, Inc.
Russell 2000
SBSI Peer Group Index
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Southside Bancshares, Inc.	100.00	107.55	152.25	174.56	157.82	268.87
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SBSI Peer Group Index*	100.00	112.56	167.18	155.50	142.77	221.43

*Peer group index includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), International
Bancshares Corporation (IBOC), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

Source : SNL Financial, an offering of S&P Global Market Intelligence
© 2017
www.snl.com

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2016.  This information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and for the Years Ended December 31,
	2016	2015	2014 (1)	2013	2012
	(in thousands, except per share data)
Balance Sheet Data:
Securities available for sale, at estimated fair value	$1,479,600	$1,460,492	$1,448,708	$1,177,687	$1,424,067
Securities held to maturity, at carrying value	$937,487	$784,296	$642,319	$667,121	$246,547
Loans, net of allowance for loan losses	$2,538,626	$2,412,017	$2,167,841	$1,332,396	$1,242,392
Total assets	$5,563,767	$5,161,996	$4,807,176	$3,445,574	$3,237,309
Deposits	$3,533,076	$3,455,407	$3,374,417	$2,527,808	$2,351,897
Long-term obligations	$601,464	$562,512	$660,278	$559,571	$429,314
Shareholders’ equity	$518,274	$444,062	$425,243	$259,518	$257,763
Income Statement Data:
Interest income	$168,913	$154,532	$123,778	$119,602	$116,020
Interest expense	$29,348	$19,854	$16,956	$17,968	$26,895
Provision for loan losses	$9,780	$8,343	$14,938	$8,879	$10,736
Deposit service income	$20,702	$20,112	$15,280	$15,560	$15,433
Net gain on sale of securities available for sale	$2,836	$3,660	$2,830	$8,472	$17,966
Noninterest income	$39,411	$37,895	$24,489	$35,245	$40,021
Noninterest expense	$109,522	$112,954	$97,704	$81,713	$76,107
Net income	$49,349	$43,997	$20,833	$41,190	$34,695

Per Share Data:
Earnings per common share:
Basic	$1.86	$1.65	$0.99	$1.99	$1.65
Diluted	$1.86	$1.65	$0.99	$1.99	$1.65
Cash dividends paid per common share	$1.01	$1.00	$0.96	$0.91	$1.11
Book value per common share	$18.16	$16.66	$16.00	$12.51	$12.43

(1)
We completed the acquisition of Omni on December 17, 2014. Accordingly, our balance sheet data as of December 31, 2014 reflects the effects of the acquisition of Omni. Income statement data with respect to Omni includes only the results of Omni’s operations for December 17 - December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2016, 2015, and 2014 and financial condition as of December 31, 2016 and 2015.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.
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
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the fair value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

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
As of December 31, 2016, our review of the loan portfolio indicated that a loan loss allowance of $17.9 million was appropriate to cover probable losses in the portfolio.
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
Estimation of Fair Value.  The estimation of fair value is significant to a number of our assets and liabilities.  In addition, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values for securities are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment securities and MBS are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or estimates from independent pricing services.  Where there are price variances outside certain ranges from different pricing services for specific securities, those pricing variances are reviewed with other market data to determine which of the price estimates is appropriate for that period.
Impairment of Investment Securities and Mortgage-backed Securities. Investment securities and MBS classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive (loss) income,” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and to other comprehensive income for the noncredit portion unless there is no ability or intent to hold to recovery. Factors considered in determining whether a decline in value is other-than-temporary include : (1) whether the decline is substantial, the duration of the decline and the reasons for the decline in value; (2) whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; (3) the financial condition and near-term prospects of the issuer; and (4) whether we have a current intent to sell the security and whether it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis. For certain assets, we consider expected cash flows of the investment in determining if impairment exists.
Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) and the OmniAmerican Bank Defined Benefit Plan (the “Acquired Plan”) are presented in “Note 11 - Employee Benefits” to our consolidated financial statements included in this report.  Effective December 31, 2005, entry into the Plan by new employees was frozen.  Effective December 31, 2006, employee benefits under the Acquired Plan were frozen. In addition, no new participants may be added to the Acquired Plan. Assets in both plans, consist primarily of marketable equity and debt instruments, and are valued using observable market quotations.  Obligations and annual pension expense of both plans are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the obligations of both plans include the discount rate and the estimated future return on the assets in both plans.  The rate of salary increases is another key assumption used in measuring the Plan obligation. The rate of salary increases is not required to measure the obligations of the Acquired Plan since the benefits are frozen.
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2016.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available. Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the liabilities of both plans.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical performance when evaluating the expected long-term rate of return assumption.  Salary increase assumptions for the Plan are based upon historical experience and anticipated future management actions.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of participants in the plans, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
NON-GAAP FINANCIAL MEASURES
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
OVERVIEW
OPERATING RESULTS
During the year ended December 31, 2016, our net income increased $5.4 million, or 12.2%, to $49.3 million, from $44.0 million for the same period in 2015. The increase was primarily the result of a $14.4 million increase in interest income, a $3.4 million decrease in noninterest expense, and a $1.5 million increase in noninterest income, partially offset by a $9.5 million increase in interest expense, a $3.0 million increase in income tax expense and a $1.4 million increase in provision for loan losses. Noninterest expense decreased primarily due to cost containment efforts and cost synergies as Omni was fully integrated in 2016. Earnings per diluted share increased $0.21, or 12.7%, to $1.86 for the year ended December 31, 2016, from $1.65 for the same period in 2015.
During the year ended December 31, 2015, our net income increased $23.2 million, or 111.2%, to $44.0 million, from $20.8 million for the same period in 2014.  The increase in net income was primarily attributable to an increase in net interest income of $27.9 million and an increase in noninterest income of $13.4 million, combined with a decrease in the provision for loan losses. These items were partially offset by an increase in noninterest expense and income tax expense. Noninterest expense increased primarily due to expenses associated with the acquisition of Omni which are reflected primarily in salaries and employee benefits as well as occupancy expense. Earnings per diluted share increased to $1.65 for the year ended December 31, 2015, from $0.99 for the same period in 2014.

FINANCIAL CONDITION
Our total assets increased $401.8 million, or 7.8%, to $5.56 billion at December 31, 2016 from $5.16 billion at December 31, 2015 primarily as a result of the increase in our loans and investment and mortgage-backed securities (“MBS”) portfolio.  Loans increased $124.8 million, or 5.1%, to $2.56 billion compared to $2.43 billion at December 31, 2015. The net increase in our loans was comprised of increases of $310.8 million of commercial real estate loans and $10.5 million of municipal loans, which were partially offset by decreases of $65.3 million of commercial loans, $58.1 million of construction loans, $54.9 million of loans to individuals, and $18.2 million of 1-4 family residential loans. Our securities portfolio increased by $172.3 million, or 7.7%, to $2.42 billion compared to $2.24 billion at December 31, 2015.  The increase in our securities was comprised of approximately $141.5 million of investment securities, comprised primarily of U.S. Treasury and Texas municipal securities, and to a lesser extent an increase of $30.8 million of MBS.  Cash and cash equivalents increased $88.7 million, or 109.5%, to $169.7 million, compared to $81.0 million at December 31, 2015, primarily as a result of the proceeds from the subordinated debt offering during September 2016. The increase in loans and securities was funded primarily by FHLB advances, deposits, and proceeds from the issuance of the subordinated debt during September 2016.
Our nonperforming assets at December 31, 2016 decreased to $15.1 million, and represented 0.27% of total assets, compared to $32.5 million, or 0.63% of total assets at December 31, 2015.  Nonaccruing loans decreased $12.2 million to $8.3 million and the ratio of nonaccruing loans to total loans decreased to 0.32% at December 31, 2016 compared to 0.84% at December 31, 2015. Restructured loans at December 31, 2016 decreased to $6.4 million compared to $11.1 million at December 31, 2015. Other Real Estate Owned (“OREO”) decreased to $339,000 at December 31, 2016 from $744,000 at December 31, 2015. Repossessed assets decreased to $49,000 at December 31, 2016 from $64,000 at December 31, 2015.
Our deposits increased $77.7 million to $3.53 billion at December 31, 2016 from $3.46 billion at December 31, 2015.  The increase in our deposits during 2016 was primarily the result of an increase in public fund deposits. During 2016, our non-interest bearing deposits increased $31.5 million, and interest bearing deposits increased $46.1 million. Our public fund deposits increased $76.8 million and our brokered deposits decreased $49.8 million during 2016. Total FHLB advances increased $162.0 million to $1.31 billion at December 31, 2016, from $1.15 billion at December 31, 2015.  Short-term FHLB advances increased $221.1 million to $866.5 million at December 31, 2016 from $645.4 million at December 31, 2015.  Long-term FHLB advances decreased $59.2 million to $443.1 million at December 31, 2016 from $502.3 million at December 31, 2015.  On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes. The unamortized discount and debt issuance costs deducted from the subordinated notes issued totaled approximately $1.9 million at December 31, 2016. Other borrowings at December 31, 2016 and 2015 totaled $67.3 million and $62.7 million, respectively, and at December 31, 2016 consisted of $7.1 million of short-term borrowings and $60.2 million of long-term debt compared to $2.4 million of short-term borrowings and $60.2 million of long-term debt at December 31, 2015.
Assets under management in our trust department increased 15.54%, during 2016 and were approximately $1.01 billion at December 31, 2016 compared to $878.3 million at December 31, 2015.
Shareholders’ equity at December 31, 2016 totaled $518.3 million compared to $444.1 million at December 31, 2015. The increase is primarily comprised of $76.0 million in net proceeds from the issuance of 2,185,000 shares of common stock, net income of $49.3 million recorded for the year ended December 31, 2016, net issuance of common stock under employee stock plans of $1.6 million, stock compensation expense of $1.5 million, and $1.4 million of common stock issued under our dividend reinvestment plan.  These increases were partially offset by cash dividends paid of $26.0 million, an increase in accumulated other comprehensive loss of $19.8 million, and the repurchase of $10.2 million of our common stock.  The increase in accumulated other comprehensive loss is comprised primarily of an increase of $23.5 million, net of tax, in the unrealized loss on securities, net of reclassification adjustments, partially offset by an increase of $4.6 million, net of tax in the unrealized gain on effective cash flow hedge interest rate swap derivatives and the reclassification adjustments included in net income, and a decrease of $936,000, net of tax, related to the change in the funded status of our defined benefit plan.  See “Note 4 – Accumulated Other Comprehensive Loss” to our consolidated financial statements included in this report.
Economic conditions in our market areas have continued to perform generally better than many other parts of the country. There continues to be some economic headwinds including a decline in oil prices, however despite these headwinds, many economists predict the national economy and the economy in markets we serve will continue to grow at a slow to modest pace in 2017.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk, and economic risk indicators.

BALANCE SHEET STRATEGY
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities and U.S. Treasury securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in this report for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.
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
During the year ended December 31, 2016, we primarily sold U.S. Agency collateralized mortgage obligations (“CMO”) along with some U.S. Agency mortgage pass-throughs, U.S. Agency commercial mortgage-backed securities (“CMBS”), Texas municipal securities and U.S. Treasury securities that resulted in an overall gain on the sale of AFS securities of $2.8 million. As long-term interest rates declined significantly during the first half of the year, we elected to marginally reduce the duration of the securities portfolio by selling U.S. Treasury securities and selected lower yielding long-term CMBS. During the third quarter, long-term interest rates fluctuated and we elected to take some gains by selling selected lower yielding long-term CMBS, lower yielding MBS and low balance, short duration MBS. The CMOs we sold during the year had a poor risk reward due to ongoing prepayment concerns as a result of the lower long term interest rate environment.  During the fourth quarter we sold approximately $45 million of our lowest yielding U.S. Treasury securities at a loss of approximately $2.7 million. During the year we primarily purchased premium CMOs with favorable expected returns in relation to risk, U.S. Agency CMBS and Texas municipals.
Our investment securities and U.S. Agency MBS increased from $2.24 billion at December 31, 2015, to $2.42 billion at December 31, 2016. The increase was primarily due to increased Texas municipal securities and U.S. Agency mortgage pass-throughs.
At December 31, 2016, securities as a percentage of assets decreased slightly to 43.4%, compared to 43.5% at December 31, 2015.   The size of the securities portfolio increased during the last half of the year to offset the interest expense associated with the sub-debt issued. As we see additional growth in the loan portfolio, the securities portfolio will gradually be reduced. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings increased 14.1%, or $162.0 million, to $1.31 billion at December 31, 2016 from $1.15 billion at December 31, 2015, due primarily to the increase in securities. During the year ended December 31, 2016, our long-term FHLB advances decreased $59.2 million, to $443.1 million from $502.3 million at December 31, 2015. In June 2016 we prepaid $63.0 million of FHLB advances with an average rate of 1.43%. This represented some of our higher priced advances maturing through January 2017. We paid prepayment fees of $148,000 associated with prepaying these advances. During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into various variable rate advance agreements with the FHLB. At December 31, 2016, these agreements had a total notional value of $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, we entered into various interest rate swap contracts that are treated as cash flow hedges that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and original terms ranging from four years to nine years. The cash flows of the swaps are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.
On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to Southside Bank to finance its activities. The unamortized discount and debt issuance costs deducted from the subordinated notes totaled approximately $1.9 million at December 31, 2016.
Our brokered CDs decreased from $85.3 million at December 31, 2015 to $35.5 million at December 31, 2016, or 58.4%.  At December 31, 2016, approximately $29.8 million of our brokered CDs were non-callable with a weighted average cost of 66 basis points and remaining maturities of one to fifteen months. The remaining $5.7 million were long-term brokered CDs that mature within three years and have short-term calls that we control.
During 2016, increases in FHLB advances resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 38.5% at December 31, 2016 from 36.6% at December 31, 2015.

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

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Interest income
Loans	$106,564	$96,417	$70,598
Investment securities – taxable	1,057	1,587	615
Investment securities – tax-exempt	22,654	22,468	24,038
Mortgage-backed securities	37,450	33,661	28,207
FHLB stock and other investments	798	298	181
Other interest earning assets	390	101	139
Total interest income	168,913	154,532	123,778
Interest expense
Deposits	14,255	10,162	7,953
Short-term obligations	4,152	1,250	624
Long-term obligations	10,941	8,442	8,379
Total interest expense	29,348	19,854	16,956
Net interest income	$139,565	$134,678	$106,822
Net interest income for the year ended December 31, 2016 increased $4.9 million, or 3.6%, compared to the same period in 2015 and increased $27.9 million, or 26.1%, for the year ended December 31, 2015 compared to the same period in 2014.  The increase in net interest income was due to the increase in interest income of $14.4 million, or 9.3%, which was primarily a result of the increase in the interest income on loans, compared to the same period in 2015, which included a $1.3 million recovery of interest income on the payoff of a long-time nonaccrual loan during the first quarter of 2016 and an increase in interest income on mortgage-backed securities of $3.8 million, partially offset by the increase in interest expense of $9.5 million on deposits and short- and long-term obligations, compared to the same period in 2015. For the year ended December 31, 2016, our net interest spread and net interest margin decreased to 3.14% and 3.26% from 3.31% and 3.40%, respectively, for the same period in 2015. The overall increase in net interest income during 2015 was primarily due to increases in interest income on loans and mortgage-backed securities, partially offset by increases in interest expense on deposits and short-term obligations. For the year ended December 31, 2015, our net interest spread decreased to 3.31% from 3.63%, and our net interest margin decreased to 3.40% from 3.77% compared to the same period in 2014.
During the year ended December 31, 2016, total interest income increased $14.4 million, or 9.3%, compared to the same period in 2015, and during the year ended December 31, 2015, increased $30.8 million, or 24.8%, compared to the same period in 2014. The increase in total interest income for the year ended December 31, 2016 was the result of an increase in average interest earning assets of $369.8 million, or 8.3%, from $4.46 billion for 2015 to $4.83 billion for 2016, and an increase in the average yield on average interest earning assets from 3.84% for the year ended December 31, 2015 to 3.87% for the year ended December 31, 2016.  The increase in the yield on interest earning assets during the year ended December 31, 2016 is reflective of an increase in the yield on MBS.
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
During the year ended December 31, 2016, average loans increased $228.4 million, or 10.3%, to $2.45 billion from $2.22 billion, compared to the same period in 2015.  During the year ended December 31, 2015, average loans increased $803.6 million, or 56.6%, from $1.42 billion to $2.22 billion, compared to the same period in 2014. The increase in average loans during 2016 was primarily a result of continued loan growth in our market areas. The increase in average loans during 2015 was primarily a result of strong loan growth in our market areas and loans acquired in the acquisition of Omni. Commercial real estate loans and municipal loans represent a large part of this increase for both years.  The average yield on loans decreased slightly from 4.52% for the year ended December 31, 2015 to 4.51% for the year ended December 31, 2016, due to the mix of the loan portfolio. Interest income on loans increased $10.1 million, or 10.5%, for the year ended December 31, 2016 compared to the same period in 2015 as a result of an increase in the average balance which more than offset the decrease in the average yield. A $1.3 million recovery of interest income on the payoff of a long-time nonaccrual loan during the first quarter of 2016 also attributed to the increase in interest income. The average yield on loans decreased from 5.24% for the year ended December 31, 2014 to 4.52% for the year ended December 31, 2015. Interest income on loans increased $25.8 million, or 36.6%, for the year ended December 31, 2015 compared to the same period in 2014 as a result of an increase in the average balance, which more than offset the decrease in the average yield.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships. Offering lower interest rate loans could impact the overall yield on loans and, therefore, profitability.
For the year ended December 31, 2016, average investment securities and MBS increased $93.7 million, or 4.4%, to $2.24 billion from $2.15 billion compared to the same period in 2015 and increased $396.9 million, or 22.7%, from $1.75 billion to $2.15 billion for the year ended December 31, 2015, compared to the same period in 2014.  At December 31, 2016, all of our MBS were fixed rate securities.  The overall yield on average investment securities and MBS increased to 3.35% during the year ended December 31, 2016 from 3.27% during the same period in 2015 and decreased to 3.27% during the year ended December 31, 2015 from 3.72% during the same period in 2014. The increase in the average yield during 2016 is primarily the result of an increase in the average yield on MBS due to less prepayments compared to the same period in 2015. The decrease in the average yield during 2015 primarily reflects an overall higher interest rate environment during 2014, the purchase of lower yielding securities compared to those securities paying off, maturing or sold and the addition of Omni’s securities portfolio at fair value in a low interest rate environment. Interest income on investment securities and MBS increased $3.4 million in 2016, or 6.0%, due to increases in both average balance and average yield.  A decrease in long-term interest rate levels combined with lower credit spreads could negatively impact our net interest margin in the future due to increased prepayments. Interest income on investment securities and MBS increased $4.9 million, or 9.2%, in 2015 as the increase in the average balance more than offset the decrease in the average yield.
Average FHLB stock and other investments increased $9.5 million, or 20.4%, to $56.1 million, for the year ended December 31, 2016, compared to $46.6 million for 2015 and increased $17.9 million, or 62.4%, to $46.6 million for the year ended December 31, 2015, compared to $28.7 million for 2014. The increase is primarily due to the increase in average FHLB advances during both 2016 and 2015 and the corresponding requirement to hold stock associated with those advances. We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  Interest income from our FHLB stock and other investments increased $500,000, or 167.8%, during 2016, and increased $117,000, or 64.6%, during 2015. The increase in interest income in 2016 was due to increases in both the average balance and the average yield on FHLB stock and other investments. The increase in interest income in 2015 was due to increases in the average balance of FHLB stock and other investments.
Average interest earning deposits and federal funds sold increased $36.6 million, or 92.5%, to $76.1 million for the year ended December 31, 2016, compared to $39.5 million for 2015.  Interest income from interest earning deposits and federal funds sold increased $289,000 in 2016, or 286.1%, as a result of an increase in both average balance and yield compared to 2015.  Average interest earning deposits decreased $15.3 million, or 27.9%, to $39.5 million, for the year ended December 31, 2015, compared to $54.9 million for 2014. Interest income from interest earning deposits decreased $38,000, or 27.3%, for the year ended December 31, 2015, compared to 2014, as a result of the decrease in the average balance.
During the year ended December 31, 2016, our average loans and securities increased compared to the same period in 2015. As a result, the mix of our average interest earning assets changed as our average total securities as a percentage of total average interest earning assets totaled 47.5% during 2016 compared to 49.1% during 2015 and 54.4% during 2014. Average loans were 50.9% of average total interest earning assets during 2016 compared to 50.0% during 2015 and 43.9% during 2014. Other interest earning asset categories averaged 1.6% of average interest earning assets during 2016 compared to 0.9% during 2015 and 1.7% during 2014.

Total interest expense increased $9.5 million, or 47.8%, during the year ended December 31, 2016.  The increase in interest expense for 2016 was attributable to an increase in average interest bearing liabilities of $311.3 million, or 8.4%, from $3.71 billion to $4.02 billion and in the average rate paid on interest bearing liabilities for the year ended December 31, 2016, to 0.73%, from 0.53% for the same period in 2015.  The increase in average interest bearing liabilities was primarily the result of the increase in deposits and FHLB advances, and to a lesser extent, the issuance of the subordinated notes.
Total interest expense increased $2.9 million, or 17.1%, during the year ended December 31, 2015, as compared to 2014.  The increase in interest expense for 2015 was attributable to an increase in average interest bearing liabilities of $1.13 billion, or 43.6%, from $2.59 billion to $3.71 billion, which was partially offset by the decrease in the average rate paid on interest bearing liabilities for the year ended December 31, 2015, to 0.53%, from 0.66% for the same period in 2014.  The increase in average interest bearing liabilities was primarily the result of the increase in deposits and FHLB advances to fund the increase in loans and securities, as well as the deposits and FHLB advances acquired in the acquisition of Omni.
The following table sets forth our deposit averages by category (dollars in thousands):

	COMPOSITION OF DEPOSITS Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest Bearing Demand Deposits	$1,681,422	0.36%	$1,648,416	0.27%	$1,231,711	0.29%
Savings Deposits	244,826	0.11%	232,385	0.10%	121,453	0.11%
Time Deposits	941,716	0.85%	845,882	0.65%	610,178	0.70%
Total Interest Bearing Deposits	2,867,964	0.50%	2,726,683	0.37%	1,963,342	0.41%
Noninterest Bearing Demand Deposits	693,929	N/A	679,346	N/A	576,770	N/A
Total Deposits	$3,561,893	0.40%	$3,406,029	0.30%	$2,540,112	0.31%
Total average interest bearing deposits increased $141.3 million, or 5.2%, and the average rate paid increased from 0.37% for the year ended December 31, 2015, to 0.50% for the year ended December 31, 2016. For the year ended December 31, 2015 average interest bearing deposits increased $763.3 million, or 38.9%, while the average rate paid decreased to 0.37% from 0.41% compared to the same period in 2014. Interest expense for interest bearing deposits increased $4.1 million, or 40.3%, for the year ended December 31, 2016, compared to the same period in 2015 due to the increase in the average balance and average rate paid. Interest expense for interest bearing deposits increased $2.2 million, or 27.8%, for the year ended December 31, 2015, compared to the same period in 2014 due to the increase in the average balance which more than offset the decrease in the average rate paid.
Average time deposits increased $95.8 million, or 11.3%, and the average rate paid increased 20 basis points for the year ended December 31, 2016. Average time deposits increased $235.7 million, or 38.6%, while the average rate paid decreased five basis points for the year ended December 31, 2015. Average interest bearing demand deposits increased $33.0 million, or 2.0%, and $416.7 million, or 33.8%, for the years ended December 31, 2016 and December 31, 2015, respectively. The average rate paid increased nine basis points for the year ended December 31, 2016 and decreased two basis points for the year ended December 31, 2015. Average savings deposits increased $12.4 million, or 5.4%, and the average rate paid increased one basis point for the year ended December 31, 2016. Average savings deposits increased $110.9 million, or 91.3%, while the average rate paid decreased one basis point for the year ended December 31, 2015. Average noninterest bearing demand deposits increased $14.6 million, or 2.1%, during 2016 and $102.6 million, or 17.8%, during 2015. The latter three categories, which are considered the lowest cost deposits, comprised 73.6% of total average deposits during the year ended December 31, 2016 compared to 75.2% during 2015 and 76.0% during 2014.  The increase in our average total deposits during 2016 was primarily the result of increases in public fund deposits. The increase in our average total deposits during 2015 was primarily the result of our acquisition of Omni in December of 2014.
At December 31, 2016, total brokered CDs were $35.5 million compared to $85.3 million at December 31, 2015. This represented a decrease of $49.8 million, or 58.4%, from 2015. Total brokered CDs increased $61.8 million, or 264.0%, in 2015 from $23.4 million at December 31, 2014.  At December 31, 2016, approximately $29.8 million of our brokered CDs were non-callable with maturities of one to fifteen months. The remaining $5.7 million were long-term CDs that mature within three years and have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2016, brokered CDs represented 1.0% of deposits compared to 2.5% of deposits at December 31, 2015 and 0.8% at December 31, 2014.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.
Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements were $570.3 million, an increase of $185.6 million, or 48.2%, for the year ended December 31, 2016, compared to the same period in 2015.  Average short-term interest bearing liabilities increased primarily to fund the increase in loans and securities. For the year ended December 31, 2015, the increase was $320.5 million, or 499.6%, to $384.7 million compared to the same period in 2014. Interest expense associated with short-term interest bearing liabilities increased $2.9 million, or 232.2%, and the average rate paid increased 41 basis points to 0.73% for the year ended December 31, 2016, compared to 0.32% for the same period in 2015.  Interest expense associated with short-term interest bearing liabilities increased $626,000, or 100.3%, while the average rate paid decreased 65 basis points to 0.32% for the year ended December 31, 2015, compared to 0.97% for the same period in 2014.  The increase in the interest expense during 2016 was due to both the increase in the average balance and the average rate paid. The increase in the interest expense during 2015 was due to the increase in the average balance and was partially offset by a decrease in the average rate paid.
Average long-term interest bearing liabilities, consisting of FHLB advances, decreased $43.4 million, or 8.0%, during the year ended December 31, 2016, to $497.2 million as compared to $540.6 million at December 31, 2015, primarily due to a shift from long-term FHLB advances to short-term FHLB advances to fund the increase in loans and securities.  Average long-term interest bearing liabilities increased $43.3 million, or 8.7%, during the year ended December 31, 2015, from $497.3 million at December 31, 2014.  Interest expense associated with long-term FHLB advances increased $620,000, or 8.9%, and the average rate paid increased 24 basis points to 1.53% for the year ended December 31, 2016 compared to 1.29% for the same period in 2015.  The increase in interest expense was due to the increase in the average rate paid which more than offset the decrease in the average balance. Interest expense associated with long-term FHLB advances increased $32,000, or 0.5%, while the average rate paid decreased 11 basis points to 1.29% for the year ended December 31, 2015 compared to 1.40% for the same period in 2014.  The increase in interest expense was due to the increase in the average balance which more than offset the decrease in the average rate paid. FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.
Average subordinated notes, consisting of $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2026 issued on September 19, 2016, was $27.9 million at December 31, 2016. The $100.0 million aggregate principal amount of subordinated notes initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. Interest expense associated with the subordinated notes was $1.6 million with an average yield of 5.84% for the year ended December 31, 2016.
Average long-term debt, consisting of our junior subordinated debentures, was $60.2 million for the years ended December 31, 2016, 2015, and 2014.  The interest rate on the $20.5 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points. The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average balance sheet amounts and average yields/rates for the years ended December 31, 2016, 2015 and 2014.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities (dollars in thousands).

	AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES Years Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate
ASSETS
INTEREST EARNING ASSETS:
Loans(1)(2)	$2,452,803	$110,653	4.51%	$2,224,401	$100,471	4.52%	$1,420,802	$74,450	5.24%
Loans Held For Sale	5,036	162	3.22%	3,439	155	4.51%	11,012	47	0.43%
Securities:
Inv. Sec. (Taxable)(4)	60,145	1,057	1.76%	75,977	1,587	2.09%	33,168	615	1.85%
Inv. Sec. (Tax Exempt)(3)(4)	699,472	36,393	5.20%	637,333	34,981	5.49%	659,219	36,263	5.50%
Mortgage-backed Sec.(4)	1,479,528	37,450	2.53%	1,432,087	33,661	2.35%	1,056,095	28,207	2.67%
Total Securities	2,239,145	74,900	3.35%	2,145,397	70,229	3.27%	1,748,482	65,085	3.72%
FHLB Stock, at Cost, and Other Investments	56,071	798	1.42%	46,584	298	0.64%	28,684	181	0.63%
Interest Earning Deposits	75,339	385	0.51%	39,533	101	0.26%	54,853	139	0.25%
Federal Funds Sold	747	5	0.67%	—	—	—	—	—	—
Total Interest Earning Assets	4,829,141	186,903	3.87%	4,459,354	171,254	3.84%	3,263,833	139,902	4.29%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	51,160			52,400			43,342
Bank Premises and Equipment	107,402			110,704			55,680
Other Assets	265,876			265,769			133,554
Less: Allowance for Loan Losses	(18,465)			(16,621)			(17,177)
Total Assets	$5,235,114			$4,871,606			$3,479,232

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $4,251, $4,209 and $3,899 for the years ended December 31, 2016, 2015, and 2014, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $13,739, $12,513 and $12,225 for the years ended December 31, 2016, 2015, and 2014, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2016, 2015 and 2014, loans totaling $8,280, $20,526 and $4,096, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES Years Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate	Average Balance	Interest	Avg. Yield/ Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$244,826	$280	0.11%	$232,385	$233	0.10%	$121,453	$136	0.11%
Time Deposits	941,716	7,984	0.85%	845,882	5,512	0.65%	610,178	4,287	0.70%
Interest Bearing Demand Deposits	1,681,422	5,991	0.36%	1,648,416	4,417	0.27%	1,231,711	3,530	0.29%
Total Interest Bearing Deposits	2,867,964	14,255	0.50%	2,726,683	10,162	0.37%	1,963,342	7,953	0.41%
Short-term Interest Bearing Liabilities	570,269	4,152	0.73%	384,694	1,250	0.32%	64,160	624	0.97%
Long-term Interest Bearing Liabilities-FHLB Dallas	497,160	7,607	1.53%	540,600	6,987	1.29%	497,296	6,955	1.40%
Subordinated Notes (5)	27,860	1,628	5.84%	—	—	—	—	—	—
Long-term Debt (6)	60,233	1,706	2.83%	60,229	1,455	2.42%	60,224	1,424	2.36%
Total Interest Bearing Liabilities	4,023,486	29,348	0.73%	3,712,206	19,854	0.53%	2,585,022	16,956	0.66%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	693,929			679,346			576,770
Other Liabilities	49,275			41,627			29,672
Total Liabilities	4,766,690			4,433,179			3,191,464
SHAREHOLDERS’ EQUITY	468,424			438,427			287,768
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,235,114			$4,871,606			$3,479,232
NET INTEREST INCOME		$157,555			$151,400			$122,946
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.26%			3.40%			3.77%
NET INTEREST SPREAD			3.14%			3.31%			3.63%

(5)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $555,000 for the year ended December 31, 2016.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the years ended December 31, 2016, 2015, and 2014 reflect unamortized debt issuance costs of $77,000, $82,000, and $87,000, respectively.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields/rates (in thousands):

	Years Ended December 31, 2016 Compared to 2015
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$10,304	$(122)	$10,182
Loans Held For Sale	59	(52)	7
Investment Securities (Taxable)	(301)	(229)	(530)
Investment Securities (Tax Exempt) (1)	3,295	(1,883)	1,412
Mortgage-backed Securities	1,141	2,648	3,789
FHLB Stock, at Cost and Other Investments	71	429	500
Interest Earning Deposits	135	149	284
Federal Funds Sold	5	—	5
Total Interest Income	14,709	940	15,649
INTEREST EXPENSE:
Savings Deposits	13	34	47
Time Deposits	676	1,796	2,472
Interest Bearing Demand Deposits	90	1,484	1,574
Short-term Interest Bearing Liabilities	812	2,090	2,902
Long-term FHLB Advances	(593)	1,213	620
Subordinated Notes	1,628	—	1,628
Long-term Debt	—	251	251
Total Interest Expense	2,626	6,868	9,494
Net Interest Income	$12,083	$(5,928)	$6,155

	Years Ended December 31, 2015 Compared to 2014
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$37,437	$(11,416)	$26,021
Loans Held For Sale	(53)	161	108
Investment Securities (Taxable)	885	87	972
Investment Securities (Tax Exempt) (1)	(1,201)	(81)	(1,282)
Mortgage-backed Securities	9,141	(3,687)	5,454
FHLB Stock, at Cost and Other Investments	114	3	117
Interest Earning Deposits	(39)	1	(38)
Total Interest Income	46,284	(14,932)	31,352
INTEREST EXPENSE:
Savings Deposits	113	(16)	97
Time Deposits	1,555	(330)	1,225
Interest Bearing Demand Deposits	1,129	(242)	887
Short-term Interest Bearing Liabilities	1,286	(660)	626
Long-term FHLB Advances	581	(549)	32
Long-term Debt	—	31	31
Total Interest Expense	4,664	(1,766)	2,898
Net Interest Income	$41,620	$(13,166)	$28,454

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis. See “Non-GAAP Financial Measures.”
Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the year ended December 31, 2016 was $9.8 million compared to $8.3 million for the year ended December 31, 2015. The provision for loan losses for the year ended December 31, 2014 was $14.9 million.  For the year ended December 31, 2016, net loan charge-offs increased $9.7 million, to $11.6 million compared to $1.9 million for the same period in 2015 and decreased $18.6 million during 2015 from $20.5 million for the same period in 2014. Nonperforming assets to total assets decreased to 0.27% at December 31, 2016 from 0.63% at December 31, 2015 primarily due to the payoff of one long-time nonaccrual during the first quarter and the settlement of two large impaired relationships in the second quarter. During 2015, our nonperforming assets to total assets ratio increased to 0.63% at December 31, 2015 from 0.26% at December 31, 2014. This increase was primarily due to the downgrade of one large commercial borrowing relationship to impaired status during the first quarter of 2015 and the restructure of a large PCI commercial loan during the third quarter of 2015.
The increase in net charge-offs for 2016 was a result of an increase in total charge-offs of $10.0 million partially offset by an increase in total recoveries of $326,000. Net charge-offs for commercial loans increased $10.5 million, resulting in net charge-offs of $10.7 million for the year ended December 31, 2016, compared to net charge-offs of $183,000 for the same period in 2015 and was primarily a result of the charge-off of two large commercial borrowing relationships totaling $10.9 million. Net charge-offs for loans to individuals decreased 15.5%, to $1.5 million for the year ended December 31, 2016 compared to the same period in 2015. For the year ended December 31, 2016, we experienced net recoveries in all of our real estate loan categories. Net recoveries of construction loans increased $86,000 to $269,000 and net recoveries for 1-4 family residential loans increased $41,000, resulting in net recoveries of $98,000 for the year ended December 31, 2016, compared to $57,000 for the year ended December 31, 2015. Net recoveries of commercial real estate loans decreased $62,000 to $23,000 for the year ended December 31, 2016 compared to $85,000 for the same period in 2015. Net recoveries for municipal loans were $249,000 for the year ended December 31, 2016, due to the full recovery of the municipal loan charged off during 2015.
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
As of December 31, 2016, and 2015, our reviews of the loan portfolio indicated that loan loss allowances of $17.9 million and $19.7 million, respectively, were appropriate to cover probable losses in the portfolio.

NONINTEREST INCOME
Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived and gives totals for these accounts (in thousands):

	Years Ended December 31,
	2016	2015	2014

Deposit services	$20,702	$20,112	$15,280
Net gain on sale of securities available for sale	2,836	3,660	2,830
Impairment of investment in SFG Finance, LLC	—	—	(2,755)
Gain on sale of loans	2,795	2,082	323
Trust income	3,491	3,419	3,145
Bank owned life insurance income	2,626	2,623	1,334
Brokerage services	2,127	2,206	1,308
Other	4,834	3,793	3,024
Total noninterest income	$39,411	$37,895	$24,489
Total noninterest income for the year ended December 31, 2016 increased 4.0%, or $1.5 million, compared to 2015 and 54.7%, or $13.4 million, during the year ended December 31, 2015, compared to the same period in 2014.  The increase in noninterest income for the year ended December 31, 2016 compared to the same period in 2015 was due to increases in deposit services, gain on sale of loans and other income, partially offset by a decrease in net gain on sale of AFS securities. The increase in noninterest income during 2015 compared to 2014 was due to an increase in all of the categories included in the table above, as well as mortgage servicing fee income, included in other income, primarily as a result of the acquisition of Omni in December 2014.
Deposit services income increased $590,000, or 2.9%, for the year ended December 31, 2016, as compared to the same period in 2015 and $4.8 million, or 31.6%, for the year ended December 31, 2015, as compared to the same period in 2014. The increase for 2016 was due to an increase in ATM and debit card income. The increase in 2015 was due primarily to an increase in ATM and debit card income as well as service charges on deposit accounts and non-sufficient funds and overdraft income primarily as a result of the acquisition of Omni.
During the year ended December 31, 2016, we sold U.S. Agency CMOs, U.S. Agency CMBS, Texas municipal securities, U.S. Agency MBS, and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $2.8 million. The fair value of the AFS securities portfolio at December 31, 2016 was $1.48 billion with a net unrealized loss on that date of $17.8 million.  The net unrealized loss is comprised of $10.9 million in unrealized gains and $28.7 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2016 was $944.3 million with a net unrealized loss on that date of $11.9 million.  The net unrealized loss is comprised of $18.6 million in unrealized gains and $30.4 million in unrealized losses. During the year ended December 31, 2016, we primarily purchased premium U.S. Agency CMOs, U.S. Agency CMBS, and Texas municipal securities. During the quarter ended December 31, 2016, the size of the securities portfolio increased slightly to partially offset the interest expense associated with the sub-debt issued. We sold U.S. Treasury securities, U.S. Agency CMOs, and U.S. Agency MBS to reallocate our securities portfolio by reinvesting primarily in moderate and seasoned AFS U.S. Agency CMOs to lessen extension risk and to a lesser extent CRA qualified U.S. Agency CMBS classified as HTM. There can be no assurance that the level of security gains reported during the year ended December 31, 2016 will continue in future periods.
During the year ended December 31, 2015, we proactively managed the investment portfolio and adjusted the securities acquired in the Omni acquisition to meet our investment objectives. We primarily sold CMOs along with some U.S. Agency mortgage pass-throughs, U.S. Agency CMBS, Texas municipal securities and U.S. Treasury securities. During the year ended December 31, 2014, we sold primarily lower yielding, longer duration municipal securities and more prepayment volatile MBS and replaced them with primarily shorter duration municipal securities. For the years ended December 31, 2015 and 2014, the sale of securities resulted in a net gain on the sale of AFS securities of $3.7 million and $2.8 million, respectively.
We recorded an impairment charge of $2.8 million on our investment in SFG in the year ended December 31, 2014. The impairment occurred as a result of our decision to sell the SFG purchased automobile loans and the associated write down to fair market value and transfer to loans held for sale of $74.8 million.
Gain on sale of loans increased $713,000, or 34.2%, for the year ended December 31, 2016, compared to the same period in 2015 and $1.8 million, or 544.6%, for the year ended December 31, 2015, compared to the same period in 2014.  The increases for both periods were primarily a result of an increase in the volume of loans sold and the related servicing release premiums and secondary market fees received.
Bank owned life insurance (“BOLI”) income increased slightly by $3,000, or 0.1%, for the year ended December 31, 2016, compared to the same period in 2015. BOLI income increased $1.3 million, or 96.6%, for the year ended December 31, 2015, compared to the same period in 2014 due to the addition of approximately $45.0 million in BOLI acquired in the acquisition of Omni in the fourth quarter of 2014.
Brokerage services income decreased $79,000, or 3.6%, for the year ended December 31, 2016, compared to the same period in 2015. Brokerage services income increased $898,000, or 68.7%, for the year ended December 31, 2015, compared to the same period in 2014 primarily as a result of the acquisition of Omni.
Other income increased $1.0 million, or 27.4%, for the year ended December 31, 2016 compared to the same period in 2015, primarily attributable to an increase in other investment income and mortgage servicing fee income. Other income increased $769,000, or 25.4%, for the year ended December 31, 2015 compared to the same period in 2014, primarily due to an increase in mortgage servicing fee income.
NONINTEREST EXPENSE
The following table lists the accounts which comprise noninterest expense (in thousands):

	Years Ended December 31,
	2016	2015	2014

Salaries and employee benefits	$63,978	$67,221	$60,821
Occupancy expense	13,722	12,883	7,259
Advertising, travel & entertainment	2,643	2,708	2,219
ATM and debit card expense	3,136	3,132	1,331
Professional fees	4,946	3,877	7,827
Software and data processing expense	2,911	3,858	4,629
Telephone and communications	1,931	1,978	1,222
FDIC insurance	2,141	2,510	1,765
FHLB prepayment fees	148	—	539
Other	13,966	14,787	10,092
Total noninterest expense	$109,522	$112,954	$97,704
Noninterest expense for the year ended December 31, 2016 decreased $3.4 million, or 3.0%, compared to the year ended December 31, 2015 and increased $15.3 million, or 15.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.
Salaries and employee benefits expense decreased $3.2 million, or 4.8%, during the year ended December 31, 2016, compared to the same period in 2015 and increased $6.4 million, or 10.5%, during the year ended December 31, 2015, compared to the same period in 2014. The decrease in 2016 was primarily the result of a decrease in direct salary expense. The increase in 2015 was primarily the result of increases in direct salary expense, retirement expense and health insurance expense.
Direct salary expense and payroll taxes decreased $2.6 million, or 4.6%, for the year ended December 31, 2016, compared to the same period in 2015 and increased $11.0 million, or 24.4%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease in 2016 was primarily due to $4.1 million of severance and stay pay, and non-recurring salary payments made during the year ended December 31, 2015. This decrease was partially offset by normal salary increases effective in the first quarter of 2016.
Retirement expense, included in salaries and employee benefits, increased $501,000, or 10.4%, for the year ended December 31, 2016, compared to the same period in 2015 and $2.8 million, or 136.2%, for the year ended December 31, 2015, compared to the same period in 2014. The increase for 2016 was primarily due to a one-time expense of $1.7 million related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016, partially offset by a decrease in the restoration plan expense due to an increase in the discount rate to 4.56% from 4.14% for the same period in 2015.  The increase for 2015 was primarily related to the increase in the defined benefit and restoration plans, and to a lesser extent, increases in our deferred compensation plan expense, 401(k) plan expense and split dollar plan expense.  The defined benefit and restoration plan expense increased during 2015 primarily due to the unfunded status of the plan and the decrease in the discount rate to 4.14% for 2015 compared to 5.06% for 2014.  The assumed long-term rate of return was 7.25% for years 2014 through 2016. We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decrease, the cost and funding required for the retirement plan could increase.
Health and life insurance expense, included in salaries and employee benefits, decreased $1.2 million, or 18.6%, for the year ended December 31, 2016, compared to the same period in 2015 due to decreased health claims expense and plan administrative cost for the comparable period. Health and life insurance expense increased $1.5 million, or 30.7%, for the year ended December 31, 2015, compared to the same period in 2014 due to increased health claims expense and plan administrative cost during 2015 as well as the acquisition of Omni in the fourth quarter of 2014. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2017.
Occupancy expense increased $839,000, or 6.5%,for the year ended December 31, 2016, compared to the same period in 2015, due to the early termination of a lease. During the third quarter, we prepaid a lease at approximately 59% of the remaining lease payments on a Fort Worth operations facility that was recently vacated. The cost of prepaying this lease, combined with writing off the leasehold improvements, was $1.8 million which was partially offset by lower taxes and utilities. Occupancy expense increased $5.6 million, or 77.5%, for the year ended December 31, 2015, compared to the same period in 2014, due to the addition of 14 branches resulting from the acquisition of Omni in the fourth quarter of 2014, while partially offset by a decrease in expenses related to our dissolution of SFG.
Advertising, travel and entertainment experienced a slight decrease of $65,000, or 2.4%, for the year ended December 31, 2016, compared to the same period in 2015 and increased $489,000, or 22.0%, for the year ended December 31, 2015, compared to the same period in 2014. The increase in 2015 compared to 2014, was due to increased expenses in 2015 related to the acquisition of Omni.
ATM and debit card expense increased slightly by $4,000, or 0.1%, for the year ended December 31, 2016, compared to the same period in 2015 and $1.8 million, or 135.3%, for the year ended December 31, 2015, compared to the same period in 2014. The increase in 2015 was due primarily to the addition of 21 ATMs associated with the acquisition of Omni.
Professional fees increased $1.1 million, or 27.6%, for the year ended December 31, 2016, compared to the same period in 2015 due to increased consulting fees associated with process improvement and re-branding efforts initiated in January 2016 and increased legal expense. Professional fees decreased $4.0 million, or 50.5%, for year ended December 31, 2015, compared to the same period in 2014.  The decrease during 2015 was due to an increased level of non-recurring legal and accounting fees during 2014 associated with the Omni acquisition.
Software and data processing expense decreased $947,000, or 24.5%, for the year ended December 31, 2016, as compared to the same period in 2015 and $771,000, or 16.7%, for the year ended December 31, 2015, as compared to the same period in 2014. The decrease in 2016 was due primarily to additional software applications and integration costs incurred in connection with the integration of Omni during the first half of 2015 that were not incurred in 2016. The decrease in 2015 was due primarily to expense associated with the software contracts canceled related to the acquisition of Omni during the fourth quarter of 2014.
Telephone and communications decreased $47,000, or 2.4%, for the year ended December 31, 2016, as compared to the same period in 2015 and increased $756,000, or 61.9%, for the year ended December 31, 2015, as compared to the same period in 2014. The decrease in 2016 was primarily due to cost synergies that resulted from the integration of Omni as well as reductions in expense due to the closure of several branches and the dissolution of SFG during 2015. The increase in 2015 was primarily due to the addition of 14 branches associated with the acquisition of Omni while partially offset by a decrease related to our dissolution of SFG.
FDIC insurance decreased $369,000, or 14.7%, for the year ended December 31, 2016, as compared to the same period in 2015 and increased $745,000, or 42.2%, for the year ended December 31, 2015, as compared to the same period in 2014. The decrease in 2016 was due to the lower rate charged by the FDIC beginning in the third quarter of 2016. The increase in 2015 was due to an increase in the total assessment base, which resulted primarily due to the acquisition of Omni.
FHLB prepayment fees increased $148,000, or 100.00%, for the year ended December 31, 2016, as compared to the same period in 2015 as a result of the prepayment of $63.0 million in FHLB advances during the second quarter of 2016. There were no FHLB prepayment fees paid in 2015. We prepaid FHLB advances of $39.2 million during 2014.
Other expenses decreased $821,000, or 5.6%, for the year ended December 31, 2016, as compared to the same period in 2015 and increased $4.7 million, or 46.5%, for the year ended December 31, 2015, as compared to the same period in 2014. The decrease in 2016 was primarily due to decreases in advantage check card losses, core deposit intangible amortization, losses on other real estate owned (“OREO”), supplies expense, and online mobile banking expenses, which were partially offset by increases in the reserve for losses on loans sold with recourse, the reserve for losses on unfunded commitments, and repossessed asset expense. The increase in 2015 was primarily due to increases in amortization expense related to the core deposit intangible, losses associated with check cards, losses on other real estate owned (“OREO”), the retirement of assets in the dissolution of SFG and closures of branch locations, brokerage services expense, increases in online mobile banking expenses, supplies expense and equipment expense related to the acquisition of Omni.

INCOME TAXES
Pre-tax income for the year ended December 31, 2016 was $59.7 million compared to $51.3 million for the year ended December 31, 2015, and $18.7 million for the year ended December 31, 2014.
Income tax expense was $10.3 million for the year ended December 31, 2016 and represented an increase of $3.0 million, or 41.8%, compared to the year ended December 31, 2015, and increased $9.4 million, or 436.4%, to $7.3 million for the year ended December 31, 2015, compared to an income tax benefit of $2.2 million for the year ended December 31, 2014.  The effective tax rate (“ETR”) as a percentage of pre-tax income was 17.3% in 2016, and 14.2% in 2015, as compared to an effective tax benefit rate of 11.6% in 2014.  The increase in the income tax expense and ETR for the years ended December 31, 2016 and 2015 was due to a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2015 and 2014.
The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax asset totaled $28.9 million at December 31, 2016 as compared to $19.9 million in 2015. See “Note 16-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for deferred tax assets was recorded at December 31, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans. Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.
Total loans as of December 31, 2016 increased $124.8 million, or 5.1%, and the average loan balance outstanding for the year increased $228.4 million, or 10.3%, compared to 2015. The increase in total loans is primarily a result of increased origination activity primarily in the Austin and Dallas-Fort Worth markets.
Commercial real estate loans increased $310.8 million, or 48.9%, from December 31, 2015 to December 31, 2016. Municipal loans as of December 31, 2016 increased $10.5 million, or 3.6%, from December 31, 2015. Commercial loans decreased $65.3 million, or 26.9%, from December 31, 2015 to December 31, 2016. Construction loans decreased $58.1 million, or 13.3%. Loans to individuals decreased $54.9 million, or 31.9%, from December 31, 2015 to December 31, 2016 and 1-4 family residential loans decreased $18.2 million, or 2.8%, from December 31, 2015 to December 31, 2016.
Commercial real estate loans increased primarily due to the growth in our Austin and Dallas-Fort Worth markets and the decrease in 1-4 family residential loans was due primarily to payoffs in excess of originations. Commercial loans decreased due to payoffs in excess of origination and the charge-off of two large commercial loans during the second quarter. The decrease in loans to individuals reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type, other than retail investment real estate properties.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2016, was approximately $141.6 million.  Our largest loan relationship at December 31, 2016 was approximately $51.5 million.
The average yield on loans for the year ended December 31, 2016, decreased to 4.51% from 4.52% for the year ended December 31, 2015.  This decrease was due to the mix of the loan portfolio.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2016	2015	2014	2013	2012
Real Estate Loans:
Construction	$380,175	$438,247	$267,830	$125,219	$113,744
1-4 Family Residential	637,239	655,410	690,895	390,499	368,845
Commercial	945,978	635,210	468,171	262,536	236,760
Commercial Loans	177,265	242,527	226,460	157,655	160,058
Municipal Loans	298,583	288,115	257,492	245,550	220,947
Loans to Individuals	117,297	172,244	270,285	169,814	162,623
Total Loans	$2,556,537	$2,431,753	$2,181,133	$1,351,273	$1,262,977
For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.
REAL ESTATE LOANS
Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2016, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $1.96 billion in real estate loans, $637.2 million, or 32.5%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.
Real estate loans are divided into Construction Loans, 1-4 Family Residential Loans, and Commercial.  Commercial real estate consists of $888.4 million of owner and non-owner occupied real estate loans, $53.1 million of loans secured by multi-family properties and $4.5 million of loans secured by farmland.  Commercial Real Estate loans are discussed in more detail below.
Real Estate Construction Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve.  Several of our construction loans will be owner occupied.  Construction loans for non-owner occupied projects are financed, but these typically have cash flows from executed leased tenants, secondary sources of repayment and in some cases, additional collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
Real Estate 1-4 Family Residential Loans
Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner occupied 1-4 family residences.  Substantially all of our 1-4 family residential originations are secured by properties located in or near our market areas.  Historically, we have originated a portion of our residential loans for sale into the secondary market.  These loans are reflected on the balance sheet as loans held for sale.  These secondary market investors, other than FNMA, typically pay us a service release premium in addition to a predetermined price based on the interest rate of the loan originated.  We retain liabilities related to early prepayments, defaults, failure to adhere to origination and processing guidelines and other issues.  We have internal controls in place to mitigate many of these liabilities and historically our realized liability has been extremely low.  In addition, many of the retained liabilities expire one year from the date a loan is sold.  We warehouse these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2016, these loans totaled $99.6 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  We currently have a concentration of credit risk in our loans secured by retail investment real estate properties of approximately 11%. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
COMMERCIAL LOANS
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion. Management does not consider there to be a concentration of risk in any one industry type. In our commercial loan underwriting, we assess the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered.
MUNICIPAL LOANS
We have a specific lending department that makes loans to municipalities and school districts primarily throughout the state of Texas.  Municipal loans outside the state of Texas have been limited to adjoining states. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2016 increased $10.5 million compared to 2015. At December 31, 2016, we had total loans to municipalities and school districts of $298.6 million.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles.  At December 31, 2016, these types of loans accounted for approximately $68.1 million, or 58.1%, of total loans to individuals. The indirect automobile portfolio acquired from Omni continued to pay down during 2016 to $35.5 million at December 31, 2016, compared to $79.1 million at December 31, 2015. We intend to let this portfolio fully liquidate.
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
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans (in thousands).  The amounts of these loans outstanding at December 31, 2016, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years
Real Estate Loans – Construction	$153,175	$176,034	$50,966
Commercial Loans	76,586	79,563	21,116
Municipal Loans	29,630	94,611	174,342
Total	$259,391	$350,208	$246,424

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$320,648
	Interest Rates are Floating or Adjustable	$275,984

(1)
The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.  Nonaccrual loans totaling $5.6 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2016, 2015 and 2014, these loans totaled $6.3 million, $8.1 million and $7.1 million, respectively.  These loans represented 1.2%, 1.8%, and 1.7% of shareholders’ equity as of December 31, 2016, 2015 and 2014, respectively.
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES
Our allowance for loan losses was $17.9 million at December 31, 2016, or 0.7% of loans, a decrease of $1.8 million, or 9.2%, compared to $19.7 million at December 31, 2015.  The decrease in the allowance for loan losses is related primarily to the reduction of impaired loans during 2016. Loans increased during 2016 as a result of increased origination activity primarily in the Austin and Dallas-Fort Worth markets.
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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of the review we determine it is probable we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced, consistent with the characteristics of remaining loans, to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. All loans are subject to individual analysis if determined to be impaired with the exception of consumer loans and loans secured by 1-4 residential loans.
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
As of December 31, 2016, our review of the loan portfolio indicated that a loan loss allowance of $17.9 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2016	2015	2014	2013	2012
Average Net Loans Outstanding	$2,452,803	$2,224,401	$1,420,802	$1,296,440	$1,180,095
Balance of Allowance for Loan Losses at Beginning of Period	$19,736	$13,292	$18,877	$20,585	$18,540
Loan Charge-Offs:
Real Estate:
Construction	—	(24)	(14)	—	(41)
1-4 Family Residential	(43)	(58)	(22)	(319)	(239)
Commercial	—	—	—	(67)	(159)
Commercial Loans	(11,396)	(336)	(66)	(512)	(402)
Municipal Loans	—	(249)	—	—	—
Loans to Individuals	(2,948)	(3,688)	(22,461)	(12,676)	(10,188)
Total Loan Charge-Offs	(14,387)	(4,355)	(22,563)	(13,574)	(11,029)
Recovery of Loans Previously Charged-off:
Real Estate:
Construction	269	207	156	77	121
1-4 Family Residential	141	115	81	91	172
Commercial	23	85	8	339	6
Commercial Loans	666	153	171	233	312
Municipal Loans	249	—	—	—	—
Loans to Individuals	1,434	1,896	1,624	2,247	1,727
Total Recovery of Loans Previously Charged-Off	2,782	2,456	2,040	2,987	2,338
Net Loan Charge-Offs	(11,605)	(1,899)	(20,523)	(10,587)	(8,691)
Provision for Loan Losses	9,780	8,343	14,938	8,879	10,736
Balance of Allowance for Loan Losses at End of Period	$17,911	$19,736	$13,292	$18,877	$20,585
Net Charge-Offs to Average Net Loans Outstanding	0.47%	0.09%	1.44%	0.82%	0.74%
Allowance for Loan Losses to Nonaccruing Loans	216.32	96.15	324.51	233.40	199.58
Allowance for Loan Losses to Nonperforming Assets	118.58	60.76	108.27	138.74	139.87
Allowance for Loan Losses to Total Loans	0.70	0.81	0.61	1.40	1.63

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate
Construction	$4,147	14.9%	$4,350	18.0%	$2,456	12.3%	$2,142	9.3%	$2,355	9.0%
1-4 Family Residential	2,665	24.9%	2,595	27.0%	2,822	31.6%	3,277	28.9%	3,545	29.2%
Commercial	7,204	37.0%	4,577	26.1%	3,025	21.5%	2,572	19.4%	2,290	18.7%
Commercial Loans	2,263	6.9%	6,596	10.0%	3,279	10.4%	1,970	11.7%	3,158	12.7%
Municipal Loans	750	11.7%	725	11.8%	716	11.8%	668	18.2%	633	17.5%
Loans to Individuals	882	4.6%	893	7.1%	994	12.4%	8,248	12.5%	7,373	12.9%
Other	—	—	—	—	—	—	—	—	1,231	0.0%
Ending Balance	$17,911	100.0%	$19,736	100.0%	$13,292	100.0%	$18,877	100.0%	$20,585	100.0%
See “Note 6 –  Loans and Allowance for Probable Loan Losses” in our consolidated financial statements included in this report.
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
Total nonperforming assets at December 31, 2016 were $15.1 million representing a decrease of $17.4 million, or 53.5%, from $32.5 million at December 31, 2015.  From December 31, 2015 to December 31, 2016, nonaccrual loans decreased $12.2 million, or 59.7%, to $8.3 million.  Of this total, $5.5 million are commercial loans, $1.1 million are residential real estate loans, $823,000 are loans to individuals, $808,000 are commercial real estate loans and $105,000 are construction loans.  OREO decreased $405,000, or 54.4%, to $339,000 from December 31, 2015 to December 31, 2016.  We are actively marketing all properties and none are being held for investment purposes.  Restructured loans decreased $4.7 million, or 42.3%, to $6.4 million.  Repossessed assets decreased $15,000, or 23.4%, to $49,000 at December 31, 2016 from $64,000 at December 31, 2015. Included in total nonperforming assets are $8.3 million of loans classified as troubled debt restructurings at December 31, 2016 and $26.7 million at December 31, 2015.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS Years Ended December 31,
	2016	2015	2014	2013	2012
Accruing Loans Past Due More Than 90 Days: (1)
Loans to Individuals	$6	$3	$4	$3	$15
	6	3	4	3	15
Loans on Nonaccrual: (1)
Real Estate Loans	1,980	5,171	3,408	3,506	5,774
Commercial Loans	5,477	13,896	416	1,062	1,812
Loans to Individuals	823	1,459	272	3,520	2,728
	8,280	20,526	4,096	8,088	10,314
Restructured Loans: (2)
Real Estate Loans	5,301	3,045	4,542	2,399	2,135
Commercial Loans	464	7,401	595	307	231
Municipal Loans	571	637	699	759	—
Loans to Individuals	95	60	38	423	632
	6,431	11,143	5,874	3,888	2,998

Total Nonperforming Loans	14,717	31,672	9,974	11,979	13,327
Other Real Estate Owned	339	744	1,738	726	686
Repossessed Assets	49	64	565	901	704
Total Nonperforming Assets	$15,105	$32,480	$12,277	$13,606	$14,717
Nonperforming Assets to Total Assets	0.27%	0.63%	0.26%	0.39%	0.45%
Nonperforming Assets to Total Loans	0.59	1.34	0.56	1.01	1.17
Nonaccrual Loans to Total Loans	0.32	0.84	0.19	0.60	0.82

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $3.1 million and $7.5 million of PCI loans restructured during the years ended December 31, 2016 and 2015.
Nonperforming assets at December 31, 2016, as a percentage of total assets decreased to 0.27% from the previous year and as a percentage of loans decreased to 0.59%. Nonperforming assets decreased primarily due to the payoff of one long-time nonaccrual loan during the first quarter and the settlement of two large impaired relationships in the second quarter. Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2016, we had $42.6 million in potential problem loans that were graded as substandard accruing, of which none are included in any one of the non-accrual, restructured or 90 days past due loan categories.
Prior to 2014, the restructured loans to individuals referred to in the preceding table were primarily SFG loans which had payment extensions or whose maturities were extended due to late payments on the contract.  Those loans continued to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” At December 31, 2016 and 2015, there were no impaired loans without an allowance:

	December 31, 2016
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate Loans	$6,318	$46	$6,272
Commercial Loans	5,941	923	5,018
Municipal Loans	571	11	560
Loans to Individuals	241	106	135
Total (1)	$13,071	$1,086	$11,985

	December 31, 2015
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate Loans	$6,895	$174	$6,721
Commercial Loans	21,385	4,599	16,786
Municipal Loans	637	13	624
Loans to Individuals	257	105	152
Total (1)	$29,174	$4,891	$24,283

(1)	Includes $3.1 million and $8.0 million of PCI loans that experienced deteriorations in credit quality subsequent to the acquisition date as of December 31, 2016 and 2015, respectively.
For the years ended December 31, 2016 and 2015, the average recorded investment in impaired loans was approximately $22.6 million and $23.6 million, respectively.
The amount of interest recognized on loans that were nonaccruing or restructured was $484,000, $1.2 million and $365,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $898,000 for the year ended December 31, 2016, $2.0 million for the year ended December 31, 2015 and $663,000 for the year ended December 31, 2014.

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
Premiums are amortized and discounts are accreted to maturity, or in the case of MBS, over the estimated life of the security, using the level yield interest method.  Declines in the fair value of AFS and HTM securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recognized on the trade date and are determined using the specific identification method.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates the fair value of those assets and are assessed for other-than-temporary impairment.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2016, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 44.6% compared to loans, which were 45.9% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of investment securities and MBS (in thousands):

	December 31,
Available for Sale:	2016	2015	2014
Investment Securities:
U.S. Treasury	$70,069	$103,587	$14,906
U.S. Government Agency Debentures	—	—	4,828
State and Political Subdivisions	385,197	244,246	267,684
Other Stocks and Bonds	6,651	12,790	13,239
Other Equity Securities	5,920	6,016	6,049
Mortgage-backed Securities: (1)
Residential	627,508	588,502	964,298
Commercial	384,255	505,351	177,704
Total	$1,479,600	$1,460,492	$1,448,708

	December 31,
Held to Maturity:	2016	2015	2014
Investment Securities:
State and Political Subdivisions	$425,810	$385,496	$388,823
Mortgage-backed Securities: (1)
Residential	136,312	31,379	52,217
Commercial	375,365	367,421	201,279
Total	$937,487	$784,296	$642,319

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, CMOs and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2016, all of our MBS were collateralized by U.S. Government agencies or GSEs.
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
Like most fixed income securities, MBS are subject to interest rate risk.  However, unlike most other fixed income securities, the mortgage loans underlying a mortgage-backed security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to MBS) than is the case with noncallable fixed income securities.  Most of our MBS were purchased at a premium.  As these MBS prepay at a faster rate our yield on these securities will decrease. Conversely, as prepayments slow the yield on these MBS will increase. The total unamortized premium for our MBS decreased to $36.3 million at December 31, 2016 compared to $42.1 million at December 31, 2015.
During 2016, we sold U.S. Agency CMOs, U.S. Agency CMBS, Texas municipal securities, U.S. Agency MBS, and U.S. Treasury securities. The sale of these available for sale securities resulted in an overall gain of $2.8 million.  There can be no assurance that the level of security gains reported during the year ended December 31, 2016, will continue in future periods.
The combined investment securities, MBS, FHLB stock and other investments increased to $2.48 billion at December 31, 2016, compared to $2.30 billion at December 31, 2015, an increase of $182.4 million, or 7.9%.  This increase is primarily a result of an increase in our investments in state and political subdivisions of $181.3 million, or 28.8%, an increase in MBS of $30.8 million, or 2.1%, and an increase in FHLB stock of $10.0 million, or 19.7%, which was partially offset by decreases of $33.5 million, or 32.4%, and $6.1 million, or 48.0%, in our ownership of U.S. Treasury securities and other stock and bonds, respectively, during 2016 compared to 2015.
During 2015, as interest rates remained low, we primarily sold CMOs along with some U.S. Agency mortgage pass-throughs, U.S. Agency CMBS, Texas municipal securities and U.S. Treasury securities. The sale of these securities resulted in an overall gain on the sale of available for sale securities of $3.7 million.
During 2014, with interest rates low, we sold primarily lower yielding, longer duration municipal securities and more prepayment volatile MBS and replaced them with primarily shorter duration municipal securities.  The sale of these securities resulted in an overall gain on the sale of available for sale securities of $2.8 million.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2016 was $2.42 billion, which represented a net unrealized loss as of that date of $29.7 million.  The net unrealized loss was comprised of $29.5 million in unrealized gains and $59.1 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2016 was $1.48 billion, which represented a net unrealized loss as of that date of $17.8 million.  The net unrealized loss was comprised of $10.9 million of unrealized gains and $28.7 million of unrealized losses.  The majority of the $28.7 million of unrealized losses is reflected in our state and political subdivisions, and commercial and residential MBS. Net unrealized gains and losses on securities transferred to HTM from AFS are included as a component of shareholder’s equity on the consolidated balance sheet. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.   Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
We transferred securities from AFS to HTM with a fair value of $157.1 million and $57.7 million during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million net of tax) at the date of transfer based on the fair value of the securities on the transfer date. For the year ended December 31, 2015, the unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date.
There were no securities transferred from AFS to HTM during 2014. There were no sales from the HTM portfolio during the years ended December 31, 2016, 2015 or 2014.  There were $937.5 million and $784.3 million of securities classified as HTM at December 31, 2016 and 2015, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2016 securities portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities:
U.S. Treasury	$—	—	$—	—	$70,069	1.82%	$—	—
State and Political Subdivisions	2,067	5.98%	25,471	6.17%	34,506	4.90%	323,153	5.04%
Other Stocks and Bonds	1,500	2.29%	2,110	2.00%	3,041	1.94%	—	—
Other Equity Securities	5,920	1.98%	—	—	—	—	—	—
Mortgage-backed Securities:
Residential	73	4.35%	2,258	3.72%	60,721	2.06%	564,456	2.19%
Commercial	87	5.06%	7,227	3.23%	376,941	2.57%	—	—
Total	$9,647	2.93%	$37,066	5.21%	$545,278	2.56%	$887,609	3.23%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities:
State and Political Subdivisions	$6,406	(1.28)%	$42,418	2.69%	$96,327	4.92%	$280,659	6.04%
Mortgage-backed Securities:
Residential	—	—	5,796	3.91%	1,674	4.85%	128,842	4.31%
Commercial	—	—	15,922	2.93%	331,851	2.81%	27,592	2.89%
Total	$6,406	(1.28)%	$64,136	2.86%	$429,852	3.29%	$437,093	5.33%
At December 31, 2016, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
Deposits provide us with our primary source of funds.  The increase of $77.7 million, or 2.2%, in total deposits during 2016 partially funded our increase in the loan portfolio. Deposits increased during 2016 primarily due to an increase in public fund deposits and increased market penetration.  During 2016, our public fund deposits increased $76.8 million to $995.5 million at December 31, 2016 from $918.7 million at December 31, 2015.  At December 31, 2016, brokered CDs reflected a decrease of approximately $49.8 million compared to December 31, 2015. At both December 31, 2016 and 2015, we had $1.0 million of brokered money market deposit accounts. Deposits, net of all brokered deposits, at December 31, 2016, increased $127.4 million, or 3.8%, compared to December 31, 2015.  Time deposits, including brokered CDs, increased a total of $22.7 million, or 2.5%, during 2016 compared to 2015.  Noninterest bearing demand deposits increased $31.5 million, or 4.7%, during 2016.  Interest bearing demand deposits increased $7.1 million, or 0.4%, and saving deposits increased $16.3 million, or 7.0%, during 2016.  The latter three categories, which are considered the lowest cost deposits, comprised 74.2% of total deposits at December 31, 2016 compared to 74.3% at December 31, 2015.
The following table sets forth deposits by category (in thousands):

	Years Ended December 31,
	2016	2015	2014
Noninterest Bearing Demand Deposits	$704,013	$672,470	$661,014
Interest Bearing Demand Deposits	1,667,405	1,660,295	1,646,155
Savings Deposits	249,509	233,172	226,276
Time Deposits	912,149	889,470	840,972
Total Deposits	$3,533,076	$3,455,407	$3,374,417
During the year ended December 31, 2016, total time deposits of $100,000 or more increased $90.3 million, or 14.9%, to $697.7 million from $607.4 million at December 31, 2015.
The table below sets forth the maturity distribution of time deposits of $100,000 or more (in thousands):

	December 31, 2016			December 31, 2015
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total
Three months or less	$64,604	$23,750	$88,354	$70,677	$7,000	$77,677
Over three to six months	97,792	20,750	118,542	81,169	7,000	88,169
Over six to twelve months	141,540	6,500	148,040	149,753	—	149,753
Over twelve months	342,754	—	342,754	291,813	—	291,813
Total	$646,690	$51,000	$697,690	$593,412	$14,000	$607,412
At December 31, 2016, we had $35.5 million in brokered CDs that represented 1.0% of our deposits.  Our brokered CDs at December 31, 2016 have maturities of less than three years and are reflected in the CDs under $100,000 category.  At December 31, 2015, we had $85.3 million in brokered CDs and at December 31, 2014, we had $23.4 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.
Short-term obligations, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, increased $225.8 million, or 34.9%, during 2016 compared to 2015 primarily to fund the increase in securities and loans. FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.

Short-term obligations are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal funds purchased and repurchase agreements:
Balance at end of period	$7,097	$2,429	$4,237
Average amount outstanding during the period (1)	6,798	2,277	1,886
Maximum amount outstanding during the period (2)	11,516	2,429	4,237
Weighted average interest rate during the period (3)	0.1%	0.1%	0.2%
Interest rate at end of period	0.2%	0.1%	1.4%

FHLB advances:
Balance at end of period	$866,518	$645,407	$297,368
Average amount outstanding during the period (1)	563,471	382,417	62,240
Maximum amount outstanding during the period (2)	866,518	656,431	297,368
Weighted average interest rate during the period (3)	0.7%	0.3%	0.9%
Interest rate at end of period	0.7%	0.5%	0.4%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015
Parent Company
Subordinated notes: (1)
5.50% Subordinated Notes Due 2026, net of unamortized debt issuance costs (2)	$98,100	$—
Total Subordinated notes	98,100	—
Long-term debt: (3)
Southside Statutory Trust III Due 2033, net of unamortized debt issuance costs (4)	20,544	20,539
Southside Statutory Trust IV Due 2037 (5)	23,196	23,196
Southside Statutory Trust V Due 2037 (6)	12,887	12,887
Magnolia Trust Company I Due 2035 (7)	3,609	3,609
Total Long-term debt	60,236	60,231
Total Parent company	158,336	60,231

Subsidiaries
FHLB advances (8)	443,128	502,281
Total Subsidiaries	443,128	502,281
Total Long-term obligations	$601,464	$562,512

(1)
This long-term debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	This debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 429.7 basis points.

(3)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)	This debt carries an adjustable rate of 3.93789% through March 30, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(5)
This debt carried an adjustable rate of 2.18733% through January 29, 2017 and reset to 2.339% through April 29, 2017. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(6)	This debt carries an adjustable rate of 3.21344% through March 14, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(7)
This debt carried an adjustable rate of 2.71983% through February 22, 2017 and reset to 2.85344% through May 22, 2017. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

(8)	At December 31, 2016, the weighted average cost of these advances was 1.2%.
On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. The unamortized discount and debt issuance costs reflected in the subordinated notes issued totaled approximately $1.9 million at December 31, 2016.
Long-term debt was $60.2 million at both December 31, 2016 and 2015. Long-term debt consists of $56.6 million of our junior subordinated debentures issued in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV, V and $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I. The unamortized debt issuance costs deducted from the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $75,000 at December 31, 2016 and $80,000 at December 31, 2015.
Long-term FHLB advances decreased $59.2 million, or 11.8%, during 2016 to $443.1 million compared to $502.3 million in 2015.  The decrease was the result of a decrease in long-term FHLB advances purchased during 2016 combined with advances classified as long-term at December 31, 2015 rolling into the short-term FHLB advance category.
During the fourth quarter of 2015 and continuing into the first half of 2016, the Company entered into various variable rate advance agreements with the FHLB. At December 31, 2016, these agreements had a total notional value of $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and original terms ranging from four years to nine years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

CAPITAL RESOURCES
Our total shareholders’ equity at December 31, 2016 of $518.3 million increased 16.7%, or $74.2 million, from December 31, 2015 and represented 9.3% of total assets at December 31, 2016 compared to 8.6% at December 31, 2015.
The increase in shareholders’ equity at December 31, 2016 was primarily comprised of the proceeds from the issuance of 2,185,000 shares of common stock totaling $76.0 million, net income of $49.3 million recorded for the year ended December 31, 2016, net issuance of common stock under employee stock plans of $1.6 million, stock compensation expense of $1.5 million, and $1.4 million of common stock issued under our dividend reinvestment plan.  These increases were partially offset by cash dividends paid of $26.0 million, an increase in accumulated other comprehensive loss of $19.8 million, and the repurchase of $10.2 million of our common stock.  The increase in accumulated other comprehensive loss is comprised primarily of an increase of $23.5 million, net of tax, in the unrealized loss on securities, net of reclassification adjustments, partially offset by an increase of $4.6 million, net of tax in the unrealized gain on effective cash flow hedge interest rate swap derivatives and the reclassification adjustments included in net income, and a decrease of $936,000, net of tax, related to the change in the funded status of our defined benefit plan.  See “Note 4 – Accumulated Other Comprehensive Loss” to our consolidated financial statements included in this report.
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
Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of December 31, 2016, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%
As of December 31, 2015:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of December 31, 2016, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2016	2015	2014
Return on Average Assets	0.94%	0.90%	0.60%
Return on Average Shareholders’ Equity	10.54%	10.04%	7.24%
Dividend Payout Ratio – Basic	54.30%	60.61%	96.97%
Dividend Payout Ratio – Diluted	54.30%	60.61%	96.97%
Average Shareholders’ Equity to Average Total Assets	8.95%	9.00%	8.27%
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
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2016, these investments were 7.2% of total assets, as compared with 11.0% for December 31, 2015, and 12.9% for December 31, 2014.  The decrease to 7.2% at December 31, 2016 is primarily reflective of changes in the investment portfolio and the increase in total assets.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB -The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2016.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at December 31, 2016, we had one outstanding letter of credit for $195,000. At December 31, 2016, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $482.6 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2016	December 31, 2015
Unused commitments:
Commitments to extend credit	$665,663	$546,660
Standby letters of credit	9,075	7,752
Total	$674,738	$554,412
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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following summarizes our contractual cash obligations and commercial commitments at December 31, 2016, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
FHLB advances (1)	$867,276	$350,626	$87,706	$4,038	$1,309,646
Subordinated notes, net of unamortized debt issuance costs, including current maturities (2)	—	—	—	98,100	98,100
Long-term debt, net of unamortized debt issuance costs, including current maturities (3)	—	—	—	60,236	60,236
Operating leases (4)	1,467	2,087	958	287	4,799
Deferred compensation agreements (5)	425	828	852	3,099	5,204
Time deposits (6)	488,226	346,775	71,917	5,231	912,149
Securities purchased not paid for	160	—	—	—	160
Total contractual obligations	$1,357,554	$700,316	$161,433	$170,991	$2,390,294

(1)	We have fixed rate FHLB advances with maturity dates ranging from 2017 through 2028, with interest rates ranging from 0.401% to 4.799% with a total balance of $1.31 billion at December 31, 2016.

(2)
The total balance of subordinated notes, net of unamortized debt issuance costs, was $98.1 million at December 31, 2016.  The unamortized debt issuance costs deducted from the carrying amount of the subordinated notes totaled approximately $1.9 million at December 31, 2016. This fixed-to-floating rate debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points.

(3)
The total balance of long-term debt, net of unamortized debt issuance costs, was $60.2 million at December 31, 2016.  The unamortized debt issuance costs deducted from the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $75,000 at December 31, 2016. The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.93789% through March 30, 2017.

•
Floating rate debt of $23.2 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 130 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt was 2.18733% through January 29, 2017 and reset to 2.339% through April 29, 2017.

•
Floating rate debt of $12.9 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 225 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.21344% through March 14, 2017.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis. The rate of interest associated with this debt was 2.71983% through February 22, 2017 and reset to 2.85344% through May 22, 2017.

(4)
We have various operating leases for our office equipment that total $167,000 and expire on or before the end of 2019.  In addition, we have operating leases totaling $4.6 million on our retail branch locations, loan production offices and full service branch locations which have future commitments of up to seven years and additional options, which we control, beyond the commitment period.

(5)
We have deferred compensation agreements (the “agreements”) with 16 officers with remaining payments totaling $5.2 million.  Payments from the agreements are to commence at the time of retirement or death.  As of December 31, 2016, $3.1 million in payments had been made from such agreements.  Of the 16 officers included in the agreements, payments have commenced to eight executives and/or their beneficiaries. In addition, one active officer retired on December 31, 2016 with payments commencing in 2017.  The remaining seven officers are eligible to receive deferred compensation at various dates beginning in 2018.  The totals reflected under five years assume the retirement of the eligible officers eligible officers in 2016.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(6)	We had $35.5 million of brokered CDs at December 31, 2016 with maturity dates ranging from 2017 through 2019 and coupons ranging from 0.6% to 1.3%%.
We do not expect to contribute to our defined benefit plan during 2017.  We do expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve Board monetary control efforts, the effects of deregulation, the current economic downturn and legislative changes have been significant factors affecting the management of interest rate sensitivity positions in recent years.
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2016, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 0.21%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances on net interest income of 2.25% and 1.67%, respectively, relative to the base case over the next 12 months. As of December 31, 2015, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in negative variances on net interest income of 0.42% and 1.78%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance on net interest income of 1.18% and 0.38%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 24, 2017

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Southside Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southside Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

•	Consolidated Balance Sheets as of December 31, 2016 and 2015.

•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014.

•	Consolidated Statements of Cash Flow for the years ended December 31, 2016, 2015 and 2014.

•	Notes to Consolidated Financial Statements.
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

SOUTHSIDE BANCSHARES, INC.

DATE:	February 24, 2017	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 24, 2017	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	Joe Norton	Chairman of the Board	February 24, 2017
	(W.D. (Joe) Norton)	and Director

/s/	John (Bob) Garrett	Vice Chairman of the Board	February 24, 2017
	(John R. (Bob) Garrett)	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 24, 2017
	(Lee R. Gibson)	and Director

/s/	Lawrence Anderson	Director	February 24, 2017
(Lawrence Anderson)

/s/	S. Elaine Anderson	Director	February 24, 2017
(S. Elaine Anderson)

/s/	Michael Bosworth	Director	February 24, 2017
(Michael Bosworth)

/s/	Herbert C. Buie	Director	February 24, 2017
(Herbert C. Buie)

/s/	Alton Cade	Director	February 24, 2017
(Alton Cade Jr.)

/s/	Patricia A. Callan	Director	February 24, 2017
(Patricia A. Callan)

/s/	Sam Dawson	Director	February 24, 2017
(Sam Dawson)

/s/	Melvin B. Lovelady	Director	February 24, 2017
(Melvin B. Lovelady)

/s/	William Sheehy	Director	February 24, 2017
(William Sheehy)

/s/	Preston L. Smith	Director	February 24, 2017
(Preston L. Smith)

/s/	Don W. Thedford	Director	February 24, 2017
(Don W. Thedford)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flow for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southside Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2017

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2016	December 31, 2015

ASSETS
Cash and due from banks	$59,363	$54,288
Interest earning deposits	102,251	26,687
Federal funds sold	8,040	—
Total cash and cash equivalents	169,654	80,975
Securities available for sale, at estimated fair value	1,479,600	1,460,492
Securities held to maturity, at carrying value (estimated fair value of $944,282 and $799,763, respectively)	937,487	784,296
FHLB stock, at cost	61,084	51,047
Other investments	5,508	5,462
Loans held for sale	7,641	3,811
Loans:
Loans	2,556,537	2,431,753
Less: Allowance for loan losses	(17,911)	(19,736)
Net loans	2,538,626	2,412,017
Premises and equipment, net	106,003	107,929
Goodwill	91,520	91,520
Other intangible assets, net	4,608	6,548
Interest receivable	25,183	22,700
Deferred tax asset, net	28,891	19,903
Unsettled trades to sell securities	—	9,343
Bank owned life insurance	97,775	95,080
Other assets	10,187	10,873
TOTAL ASSETS	$5,563,767	$5,161,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$704,013	$672,470
Interest bearing	2,829,063	2,782,937
Total deposits	3,533,076	3,455,407
Short-term obligations:
Federal funds purchased and repurchase agreements	7,097	2,429
FHLB advances	866,518	645,407
Total short-term obligations	873,615	647,836
Long-term obligations:
FHLB advances	443,128	502,281
Subordinated notes, net of unamortized debt issuance costs	98,100	—
Long-term debt, net of unamortized debt issuance costs	60,236	60,231
Total long-term obligations	601,464	562,512
Unsettled trades to purchase securities	160	19,350
Other liabilities	37,178	32,829
TOTAL LIABILITIES	5,045,493	4,717,934

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 40,000,000 shares authorized, 31,455,951 shares issued at December 31, 2016 and 27,865,798 shares issued at December 31, 2015)	39,320	34,832
Paid-in capital	535,240	424,078
Retained earnings	30,098	41,527
Treasury stock, at cost (2,913,064 at December 31, 2016 and 2,469,638 at December 31, 2015)	(47,891)	(37,692)
Accumulated other comprehensive loss	(38,493)	(18,683)
TOTAL SHAREHOLDERS’ EQUITY	518,274	444,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,563,767	$5,161,996
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income
Loans	$106,564	$96,417	$70,598
Investment securities – taxable	1,057	1,587	615
Investment securities – tax-exempt	22,654	22,468	24,038
Mortgage-backed securities	37,450	33,661	28,207
FHLB stock and other investments	798	298	181
Other interest earning assets	390	101	139
Total interest income	168,913	154,532	123,778
Interest expense
Deposits	14,255	10,162	7,953
Short-term obligations	4,152	1,250	624
Long-term obligations	10,941	8,442	8,379
Total interest expense	29,348	19,854	16,956
Net interest income	139,565	134,678	106,822
Provision for loan losses	9,780	8,343	14,938
Net interest income after provision for loan losses	129,785	126,335	91,884
Noninterest income
Deposit services	20,702	20,112	15,280
Net gain on sale of securities available for sale	2,836	3,660	2,830
Impairment of investment in SFG Finance, LLC	—	—	(2,755)
Gain on sale of loans	2,795	2,082	323
Trust income	3,491	3,419	3,145
Bank owned life insurance income	2,626	2,623	1,334
Brokerage services	2,127	2,206	1,308
Other	4,834	3,793	3,024
Total noninterest income	39,411	37,895	24,489
Noninterest expense
Salaries and employee benefits	63,978	67,221	60,821
Occupancy expense	13,722	12,883	7,259
Advertising, travel & entertainment	2,643	2,708	2,219
ATM and debit card expense	3,136	3,132	1,331
Professional fees	4,946	3,877	7,827
Software and data processing expense	2,911	3,858	4,629
Telephone and communications	1,931	1,978	1,222
FDIC insurance	2,141	2,510	1,765
FHLB prepayment fees	148	—	539
Other	13,966	14,787	10,092
Total noninterest expense	109,522	112,954	97,704
Income before income tax expense	59,674	51,276	18,669
Income tax expense (benefit)	10,325	7,279	(2,164)
Net income	$49,349	$43,997	$20,833

Earnings per common share – basic	$1.86	$1.65	$0.99
Earnings per common share – diluted	$1.86	$1.65	$0.99
Dividends paid per common share	$1.01	$1.00	$0.96
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$49,349	$43,997	$20,833
Other comprehensive (loss) income:
Securities available for sale and transferred securities:
Net unrealized holding (losses) gains on available for sale securities during the period	(23,459)	(8,564)	24,338
Change in net unrealized loss on securities transferred to held to maturity	(10,240)	1,329	—
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	429	930	1,405
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(2,836)	(3,660)	(2,830)
Derivatives:
Change in net unrealized gain on effective cash flow hedge interest rate swap derivatives	5,255	—	—
Reclassification adjustment for net loss on interest rate swap derivatives, included in net income	1,815	—	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	1,828	2,448	1,042
Amortization of prior service credit, included in net periodic benefit cost	(8)	(16)	(14)
Effect of settlement recognition	(8)	(62)	—
Prior service cost adjustment due to plan amendments	(121)	—	43
Change in net actuarial (loss) gain	(3,132)	2,806	(15,574)
Other comprehensive (loss) income, before tax	(30,477)	(4,789)	8,410
Income tax benefit (expense) related to items of other comprehensive income (loss)	10,667	1,676	(2,943)
Other comprehensive (loss) income, net of tax	(19,810)	(3,113)	5,467
Comprehensive income	$29,539	$40,884	$26,300
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

					Accu-
					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Total Equity
Balance at December 31, 2013	$25,483	$214,091	$78,673	$(37,692)	$(21,037)	$259,518
Net Income	—	—	20,833	—	—	20,833
Other comprehensive income	—	—	—	—	5,467	5,467
Issuance of common stock for dividend reinvestment plan (40,142 shares)	50	1,163	—	—	—	1,213
Net issuance of common stock in connection with the acquisition of OmniAmerican Bancorp, Inc. (5,168,138 shares)	6,460	144,832	—	—	—	151,292
Stock compensation expense	—	1,086	—	—	—	1,086
Tax expense related to stock awards	—	(76)	—	—	—	(76)
Net issuance of common stock under employee stock plans (84,537 shares)	106	1,094	(126)	—	—	1,074
Cash dividends paid on common stock ($0.96 per share)	—	—	(17,919)	—	—	(17,919)
Impairment of investment in SFG Finance, LLC	—	2,755	—	—	—	2,755
Stock dividend declared (899,089 shares)	1,124	24,941	(26,065)	—	—	—
Balance at December 31, 2014	33,223	389,886	55,396	(37,692)	(15,570)	425,243
Net Income	—	—	43,997	—	—	43,997
Other comprehensive loss	—	—	—	—	(3,113)	(3,113)
Issuance of common stock for dividend reinvestment plan (49,908 shares)	62	1,308	—	—	—	1,370
Stock compensation expense	—	1,395	—	—	—	1,395
Tax benefit related to stock awards	—	75	—	—	—	75
Net issuance of common stock under employee stock plans (28,486 shares)	35	251	(120)	—	—	166
Cash dividends paid on common stock ($1.00 per share)	—	—	(25,071)	—	—	(25,071)
Stock dividend declared (1,209,277 shares)	1,512	31,163	(32,675)	—	—	—
Balance at December 31, 2015	34,832	424,078	41,527	(37,692)	(18,683)	444,062
Net Income	—	—	49,349	—	—	49,349
Other comprehensive loss	—	—	—	—	(19,810)	(19,810)
Issuance of common stock for dividend reinvestment plan (44,575 shares)	56	1,355	—	—	—	1,411
Net issuance of common stock (2,185,000 shares)	2,731	73,261	—	—	—	75,992
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	1,541	—	—	—	1,541
Tax benefit related to stock awards	—	332	—	—	—	332
Net issuance of common stock under employee stock plans (108,225 shares)	136	1,473	(50)	—	—	1,559
Cash dividends paid on common stock ($1.01 per share)	—	—	(25,963)	—	—	(25,963)
Stock dividend declared (1,252,353 shares)	1,565	33,200	(34,765)	—	—	—
Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$49,349	$43,997	$20,833
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	9,084	8,624	3,458
Securities premium amortization (discount accretion), net	19,126	21,978	18,522
Loan (discount accretion) premium amortization, net	(2,520)	(2,746)	(1,343)
Provision for loan losses	9,780	8,343	14,938
Stock compensation expense	1,541	1,395	1,086
Deferred tax expense (benefit)	1,768	(3,392)	(925)
Tax (benefit) expense related to stock awards	(332)	(75)	72
Net gain on sale of securities available for sale	(2,836)	(3,660)	(2,830)
Impairment of investment in SFG Finance, LLC.	—	—	2,755
Net loss on premises and equipment	376	584	14
Gross proceeds from sales of loans held for sale	82,062	70,014	11,007
Gross originations of loans held for sale	(85,892)	(70,926)	(13,007)
Net loss on other real estate owned	219	430	137
Net gain on sale of customer receivables	(194)	—	—
Net change in:
Interest receivable	(2,483)	(264)	2,512
Other assets	1,823	325	(5,573)
Interest payable	2,334	129	(99)
Other liabilities	3,520	(1,775)	4,477
Net cash provided by operating activities	86,725	72,981	56,034

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(1,001,742)	(984,725)	(803,163)
Sales	573,051	660,092	650,391
Maturities, calls and principal repayments	207,500	278,995	272,073
Securities held to maturity:
Purchases	(44,656)	(98,556)	—
Maturities, calls and principal repayments	31,251	23,322	21,889
Proceeds from redemption of FHLB stock	3,644	8,603	12,872
Purchases of FHLB stock and other investments	(13,667)	(19,850)	(4,915)
Net loans originated	(139,607)	(251,465)	(158,572)
Proceeds from sales of customer receivables	3,325	—	—
Proceeds from sale of SFG loans	—	—	67,575
Net cash paid in acquisition	—	—	(127,020)
Purchases of premises and equipment	(6,549)	(3,765)	(5,162)
Proceeds from sales of premises and equipment	128	26	8
Proceeds from sales of other real estate owned	2,024	640	535
Proceeds from sales of repossessed assets	894	2,274	6,199
Net cash used in investing activities	(384,404)	(384,409)	(67,290)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
FINANCING ACTIVITIES:
Net change in deposits	$78,426	$82,251	$45,253
Net increase (decrease) in federal funds purchased and repurchase agreements	4,668	(1,808)	1,378
Proceeds from FHLB advances	8,158,985	23,022,132	7,102,277
Repayment of FHLB advances	(7,996,913)	(22,771,367)	(7,091,125)
Net proceeds from issuance of subordinated long-term debt	98,060	—	—
Tax benefit (expense) related to stock awards	332	75	(72)
Net issuance of common stock under employee stock plan	1,559	166	1,074
Purchase of common stock	(10,199)	—	—
Proceeds from the issuance of common stock for dividend reinvestment plan	1,411	1,370	1,213
Proceeds from the issuance of common stock	75,992	—	—
Cash dividends paid	(25,963)	(25,071)	(17,919)
Payments for other financing activities	—	—	(599)
Net cash provided by financing activities	386,358	307,748	41,480

Net increase (decrease) in cash and cash equivalents	88,679	(3,680)	30,224
Cash and cash equivalents at beginning of period	80,975	84,655	54,431
Cash and cash equivalents at end of period	$169,654	$80,975	$84,655

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$27,014	$19,725	$17,055
Income taxes paid	$5,700	$8,500	$4,300

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$5,777	$1,706	$5,211
Transfer of available for sale securities to held to maturity securities	$157,083	$57,724	$—
Adjustment to pension liability	$1,441	$(5,176)	$14,503
5% stock dividend	$34,765	$32,675	$26,065
Unsettled trades to purchase securities	$(160)	$(19,350)	$(5,982)
Unsettled trades to sell securities	$—	$9,343	$57,202
Common stock issued in acquisition	$—	$—	$151,891
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 banking centers, 17 of which are located in grocery stores. We consider our primary market areas to be East Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.
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
On December 17, 2014, we acquired OmniAmerican Bancorp, Inc., a bank holding company traded on the NASDAQ Global Market and the holding company for OmniAmerican Bank, a federal savings association, headquartered in Fort Worth, Texas. See “Note 2 - Acquisition” in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Stock Dividend. On May 5, 2016, our board of directors declared a 5% stock dividend to common stock shareholders of record as of May 31, 2016, which was paid on June 28, 2016. On April 13, 2015, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 27, 2015, which was paid on May 14, 2015. All share data for all periods presented has been adjusted to give retroactive recognition to these stock dividends.
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
Business Combinations. Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company’s net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Costs related to the acquisition are expensed as incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. The accounting policy for goodwill and intangible assets is summarized in this note under the heading “Goodwill and Other Intangibles.”
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
For acquired non-impaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining contractual life using the level yield method.
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
Cash on hand or on deposit with the Federal Reserve Bank of $20.3 million and $19.4 million was required to meet regulatory reserves and clearing requirements at December 31, 2016 and 2015, respectively.
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
Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the net unrealized loss on securities transferred to held to maturity, changes in the accumulated gain or loss on effective cash flow hedging instruments, changes in the funded status of defined benefit retirement plans and the noncredit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of comprehensive income and in “Note 4 - Accumulated Other Comprehensive Loss.”
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
Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in accumulated other comprehensive income until realized.  Declines in the fair value of AFS or HTM securities below their cost that are deemed to be other-than-temporary are reflected in earnings as a realized loss if there is no ability or intent to hold to recovery.  If the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, only the credit component of the impairment is reflected in earnings as a realized loss with the noncredit portion recognized in other comprehensive income. In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method.
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
Bank-Owned Life Insurance.  The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.
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
During the year ended December 31, 2015, we changed our annual goodwill impairment testing date from December 31st to October 1st of each year, commencing on October 1, 2015.  The change in the testing date did not impact the financial statements. During the year ended December 31, 2016 and 2015, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2016 and 2015, and we had no cumulative goodwill impairment.
For the years ended December 31, 2016, 2015 and 2014, amortization expense related to our core deposit intangible was $1.8 million, $2.2 million, and $187,000, respectively.
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
Derivative Financial Instruments and Hedging Activities. Derivative financial instruments are carried on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative financial instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. We present derivative financial instruments at fair value in the consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.
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
Further information on our derivative instruments and hedging activities is included in “Note 12 - Derivative Financial Instruments and Hedging Activities.”
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
Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $869,000 for the year ended December 31, 2016, and $1.0 million for both years ended December 31, 2015 and 2014.
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
The plan obligations and related assets of our defined benefit pension plan are presented in “Note 11 – Employee Benefits.”
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
Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment.  Our revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  We are currently evaluating the impact this guidance will have in relation to our noninterest income derived from contracts with our customers as it relates to deposit services, trust income, brokerage services, and merchant services (included in other noninterest income) which we have determined to be in the scope of ASU 2014-09.  We anticipate our assessment for these areas to be completed during the second quarter of 2017 at which time we will select the transition method to be applied upon adoption.  We are concurrently evaluating the impact and resources needed to fulfill the additional disclosures required by this guidance.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.
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
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies certain aspects of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” related to (i) identifying performance obligations and (ii) the licensing implementation guidance. ASU 2016-10 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-10 on our consolidated financial statements, and we have not yet identified which transition method will be applied upon adoption.
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 clarifies ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” guidance on (i) assessing collectability, (ii) presenting sales tax, (iii) measuring non-cash consideration and (iv) certain transition matters. ASU 2016-12 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-12 on our consolidated financial statements, and we have not yet identified which transition method will be applied upon adoption.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC Topic 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a company would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which the financial statements (interim or annual) have not been issued or made available for issuance. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is not expected to have a significant impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 is intended to reduce diversity in practice in how restricted cash and restricted cash equivalents are presented in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. ASU 2016-18 is not expected to have a significant impact on our consolidated financial statements.
In December 2016, FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-20 on our consolidated financial statements, and we have not yet identified which transition method will be applied upon adoption.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for (i) transactions which the acquisition date occurs before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The guidance requires companies to apply the requirements prospectively. ASU 2017-01 is not expected to have a significant impact on our consolidated financial statements.

2.    ACQUISITION
On December 17, 2014, we acquired 100% of the outstanding stock of OmniAmerican Bancorp, Inc. and its wholly-owned subsidiary OmniAmerican Bank (collectively, “Omni”) headquartered in Fort Worth, Texas. The total purchase price included the issuance of 5.2 million shares of our common stock and $157.4 million in cash for all outstanding shares of OmniAmerican Bancorp stock and outstanding stock options.  The total merger consideration for the Omni merger was $298.3 million. The operations of Omni were merged into the Company as of the date of the acquisition.
The Omni merger was accounted for using the purchase method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.36 billion, including total loans of $763.3 million and total investment securities of $428.4 million.  Total fair value of the liabilities assumed totaled $1.13 billion, including deposits of $801.3 million.  In 2014, the Company recognized initial goodwill of $69.3 million. As of December 31, 2015, total goodwill related to the Omni acquisition was $69.5 million, after recording $148,000 of net measurement period adjustments during 2015. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. Goodwill is not expected to be deductible for tax purposes.
The following table reflects the changes in the carrying amount of our goodwill (in thousands):

	For the Year Ended December 31,
	2016	2015
Beginning balance	$91,520	$91,372
Plus: measurement period adjustments	—	148
Ending balance	$91,520	$91,520
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

3. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Basic and Diluted Earnings:
Net Income	$49,349	$43,997	$20,833
Basic weighted-average shares outstanding	26,453	26,621	21,033
Add: Stock options	125	90	104
Diluted weighted-average shares outstanding	26,578	26,711	21,137
Basic Earnings Per Share:
Net Income	$1.86	$1.65	$0.99
Diluted Earnings Per Share:
Net Income	$1.86	$1.65	$0.99
For the year ended December 31, 2016, there were approximately 17,000 antidilutive options. For the years ended December 31, 2015 and 2014 there were approximately 35,000 and 10,000 antidilutive options, respectfully.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Year Ended December 31, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(33,699)	5,255	(129)	(3,132)	(31,705)
Reclassified from accumulated other comprehensive income	(2,407)	1,815	(8)	1,828	1,228
Income tax benefit (expense)	12,637	(2,475)	48	457	10,667
Net current-period other comprehensive (loss) income, net of tax	(23,469)	4,595	(89)	(847)	(19,810)
Ending balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)

	Year Ended December 31, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(7,235)	—	(62)	2,806	(4,491)
Reclassified from accumulated other comprehensive income	(2,730)	—	(16)	2,448	(298)
Income tax benefit (expense)	3,488	—	27	(1,839)	1,676
Net current-period other comprehensive (loss) income, net of tax	(6,477)	—	(51)	3,415	(3,113)
Ending balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)

	Year Ended December 31, 2014
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(8,656)	$—	$(12)	$(12,369)	$(21,037)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	24,338	—	43	(15,574)	8,807
Reclassified from accumulated other comprehensive income	(1,425)	—	(14)	1,042	(397)
Income tax (expense) benefit	(8,019)	—	(10)	5,086	(2,943)
Net current-period other comprehensive income (loss), net of tax	14,894	—	19	(9,446)	5,467
Ending balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Year ended December 31,
	2016	2015	2014
Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(429)	$(930)	$(1,405)
Tax benefit	150	326	492
Net of tax	$(279)	$(604)	$(913)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$2,836	$3,660	$2,830
Tax expense	(993)	(1,281)	(991)
Net of tax	$1,843	$2,379	$1,839

Derivatives:
Realized net loss on interest rate swap derivatives (3)	$(1,815)	$—	$—
Tax benefit	635	—	—
Net of tax	$(1,180)	$—	$—

Amortization of pension plan:
Net actuarial loss (4)	$(1,828)	$(2,448)	$(1,042)
Prior service credit (4)	8	16	14
Total before tax	(1,820)	(2,432)	(1,028)
Tax benefit	637	851	359
Net of tax	$(1,183)	$(1,581)	$(669)
Total reclassifications for the period, net of tax	$(799)	$194	$257
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for long-term obligations on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 11 - Employee Benefits.”

5. SECURITIES
The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities are reflected in the tables below (in thousands):

	December 31, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$74,016	$—	$3,947	$70,069	$—	$—	$70,069
State and Political Subdivisions	394,050	3,217	12,070	385,197	—	—	385,197
Other Stocks and Bonds	6,587	64	—	6,651	—	—	6,651
Other Equity Securities	6,039	—	119	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	630,603	6,434	9,529	627,508	—	—	627,508
Commercial	386,109	1,201	3,055	384,255	—	—	384,255
Total	$1,497,404	$10,916	$28,720	$1,479,600	$—	$—	$1,479,600

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$435,080	$3,987	$13,257	$425,810	$7,595	$3,493	$429,912
Mortgage-backed Securities: (1)
Residential	142,060	—	5,748	136,312	1,534	950	136,896
Commercial	379,016	1,067	4,718	375,365	4,372	2,263	377,474
Total	$956,156	$5,054	$23,723	$937,487	$13,501	$6,706	$944,282

	December 31, 2015
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$103,906	$61	$380	$103,587	$—	$—	$103,587
State and Political Subdivisions	236,534	8,323	611	244,246	—	—	244,246
Other Stocks and Bonds	12,772	63	45	12,790	—	—	12,790
Other Equity Securities	6,052	—	36	6,016	—	—	6,016
Mortgage-backed Securities: (1)
Residential	580,621	9,120	1,239	588,502	—	—	588,502
Commercial	512,116	466	7,231	505,351	—	—	505,351
Total	$1,452,001	$18,033	$9,542	$1,460,492	$—	$—	$1,460,492

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$389,997	$4,772	$9,273	$385,496	$13,061	$1,363	$397,194
Mortgage-backed Securities: (1)
Residential	31,430	—	51	31,379	2,018	1	33,396
Commercial	371,727	1,233	5,539	367,421	4,232	2,480	369,173
Total	$793,154	$6,005	$14,863	$784,296	$19,311	$3,844	$799,763

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We transferred securities from AFS to HTM with an estimated fair value of $157.1 million and $57.7 million during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million net of tax) at the date of transfer based on the estimated fair value of the securities on the transfer date. For the year ended December 31, 2015, the unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the estimated fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. The overall net unrealized loss on the transferred securities included in accumulated other comprehensive income will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities.

The following tables represent the estimated fair value and unrealized loss on securities (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
As of December 31, 2016:
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$70,069	$3,947	$—	$—	$70,069	$3,947
State and Political Subdivisions	264,485	12,069	887	1	265,372	12,070
Other Equity Securities	5,920	119	—	—	5,920	119
Mortgage-backed Securities:
Residential	369,903	9,491	6,199	38	376,102	9,529
Commercial	245,422	3,055	—	—	245,422	3,055
Total	$955,799	$28,681	$7,086	$39	$962,885	$28,720

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$179,939	$2,190	$29,427	$1,303	$209,366	$3,493
Mortgage-backed Securities:
Residential	107,024	950	—	—	107,024	950
Commercial	186,854	2,263	—	—	186,854	2,263
Total	$473,817	$5,403	$29,427	$1,303	$503,244	$6,706

As of December 31, 2015:
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$64,172	$380	$—	$—	$64,172	$380
State and Political Subdivisions	15,550	116	19,270	495	34,820	611
Other Stocks and Bonds	2,954	45	—	—	2,954	45
Other Equity Securities	6,016	36	—	—	6,016	36
Mortgage-backed Securities:
Residential	229,514	1,215	3,817	24	233,331	1,239
Commercial	422,316	7,039	5,110	192	427,426	7,231
Total	$740,522	$8,831	$28,197	$711	$768,719	$9,542
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$24,340	$214	$62,240	$1,149	$86,580	$1,363
Mortgage-backed Securities:
Residential	1,717	1	—	—	1,717	1
Commercial	193,710	2,439	2,481	41	196,191	2,480
Total	$219,767	$2,654	$64,721	$1,190	$284,488	$3,844

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  The Company considers an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows.  When it is determined that a decline in fair value of AFS or HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at December 31, 2016.
The majority of the securities in an unrealized loss position are highly rated municipal securities and U.S. Agency mortgage- backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment securities and MBS portfolio with an other-than-temporary impairment at December 31, 2016.
Interest income recognized on securities for the years presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S. Treasury	$739	$1,132	$264
U.S. Government Agency Debentures	—	118	104
State and Political Subdivisions	22,654	22,474	24,077
Other Stocks and Bonds	195	213	208
Other Equity Securities	123	118	—
Mortgage-backed Securities	37,450	33,661	28,207
Total interest income on securities	$61,161	$57,716	$52,860

Of the $2.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2016, there were $6.3 million in realized gains and $3.4 million in realized losses.  Of the $3.7 million in net securities gains from the AFS portfolio for the year ended December 31, 2015, there were $4.9 million in realized gains and $1.2 million in realized losses. Of the $2.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2014, there were $8.2 million in realized gains and $5.4 million in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2016, 2015 or 2014.  We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value, and estimated fair value of securities at December 31, 2016, are presented below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Available for sale securities:
Investment Securities
Due in one year or less	$3,553	$3,567
Due after one year through five years	26,465	27,581
Due after five years through ten years	111,393	107,616
Due after ten years	333,242	323,153
	474,653	461,917
Mortgage-backed Securities and Other Equity Securities	1,022,751	1,017,683
Total	$1,497,404	$1,479,600

	December 31, 2016
	Carrying Value	Estimated Fair Value
Held to maturity securities:
Investment Securities
Due in one year or less	$6,406	$6,392
Due after one year through five years	42,418	42,659
Due after five years through ten years	96,327	96,359
Due after ten years	280,659	284,502
	425,810	429,912
Mortgage-backed Securities	511,677	514,370
Total	$937,487	$944,282
Investment securities and MBS with book values of $1.50 billion and $1.33 billion were pledged as of December 31, 2016 and 2015, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) advances, repurchase agreements and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

6. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2016	December 31, 2015
Real Estate Loans:
Construction	$380,175	$438,247
1-4 Family Residential	637,239	655,410
Commercial	945,978	635,210
Commercial Loans	177,265	242,527
Municipal Loans	298,583	288,115
Loans to Individuals	117,297	172,244
Total Loans (1)	2,556,537	2,431,753
Less: Allowance for Loan Losses (2)	17,911	19,736
Net Loans	$2,538,626	$2,412,017

(1)	Includes approximately $372.4 million and $581.1 million of loans acquired with the Omni acquisition as of December 31, 2016 and 2015, respectively.

(2)	The allowance for loan loss recorded on PCI loans totaled $3,000 and $629,000 for the years ended December 31, 2016 and 2015, respectively.
Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2016, 2015 and 2014, these loans totaled $6.3 million, $8.1 million and $7.1 million, respectively.  These loans represented 1.2%, 1.8%, and 1.7% of shareholders’ equity as of December 31, 2016, 2015 and 2014, respectively.
Real Estate Construction Loans
Our construction loans are collateralized by property located primarily in the market areas we serve. Several of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property. Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
Real Estate 1-4 Family Residential Loans
Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner occupied 1-4 family residences.  Substantially all of our 1-4 family residential loan originations are secured by properties located in or near our market areas.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2016 consists of $888.4 million of owner and non-owner occupied commercial real estate loans, $53.1 million of loans secured by multi-family properties and $4.5 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. We currently have a concentration of credit risk in our loans secured by retail investment real estate properties of approximately 11%. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

Commercial Loans
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion.  Management does not consider there to be a concentration of risk in any one industry type. In our commercial loan underwriting, we assess the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered.
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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of the review we determine it is probable we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced, consistent with the characteristics of remaining loans, to the total population of loans in the pool. The historical gross loss ratios are updated based on actual charge-off experience quarterly and adjusted for qualitative factors. All loans are subject to individual analysis if determined to be impaired with the exception of consumer loans and loans secured by 1-4 residential loans.
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

The following tables detail activity in the allowance for loan losses by portfolio segment (in thousands):

	Year Ended December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (1)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (2)	(472)	(28)	2,604	6,397	(224)	1,503	9,780
Loans charged off	—	(43)	—	(11,396)	—	(2,948)	(14,387)
Recoveries of loans charged off	269	141	23	666	249	1,434	2,782
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

	Year Ended December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (4)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses (2)	1,711	(284)	1,467	3,500	258	1,691	8,343
Loans charged off	(24)	(58)	—	(336)	(249)	(3,688)	(4,355)
Recoveries of loans charged off	207	115	85	153	—	1,896	2,456
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

	Year Ended December 31, 2014
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals (3)	Total
Balance at beginning of period	$2,142	$3,277	$2,572	$1,970	$668	$8,248	$18,877
Provision (reversal) for loan losses	172	(514)	445	1,204	48	13,583	14,938
Loans charged off	(14)	(22)	—	(66)	—	(22,461)	(22,563)
Recoveries of loans charged off	156	81	8	171	—	1,624	2,040
Balance at end of period (4)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292

(1)	Of the $11.4 million in commercial charge-offs recorded for the year ended December 31, 2016, $10.9 million relates to the charge-off of two large commercial borrowing relationships.

(2)
Of the $9.8 million recorded in provision for loan losses for the year ended December 31, 2016, none related to provision expense on PCI loans. Of the $8.3 million recorded in provision for loan losses for the year ended December 31, 2015, $629,000 related to provision expense on PCI loans.

(3)
Of the $22.5 million in charge-offs recorded in the Loans to Individuals category for the year ended December 31, 2014, approximately $7.1 million relate to the write-down of SFG loans to fair value in connection with the sale of the subprime automobile loans that was completed in the fourth quarter 2014.

(4)	Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method(in thousands):

	As of December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$16	$17	$923	$11	$106	$1,086
Ending balance – collectively evaluated for impairment	4,134	2,649	7,187	1,340	739	776	16,825
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

	As of December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$25	$137	$4,599	$13	$105	$4,891
Ending balance – collectively evaluated for impairment	4,338	2,570	4,440	1,997	712	788	14,845
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

(1)	There was approximately $3,000 and $629,000 of allowance for loan losses associated with PCI loans as of December 31, 2016 and 2015, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Individuals	Total
Loans individually evaluated for impairment	$480	$1,693	$1,184	$5,840	$571	$241	$10,009
Loans collectively evaluated for impairment	379,526	629,893	942,818	170,159	298,012	116,923	2,537,331
Purchased credit impaired loans	169	5,653	1,976	1,266	—	133	9,197
Total ending loan balance	$380,175	$637,239	$945,978	$177,265	$298,583	$117,297	$2,556,537

	December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$508	$1,751	$3,757	$14,250	$637	$258	$21,161
Loans collectively evaluated for impairment	437,518	646,590	628,405	220,199	287,478	171,782	2,391,972
Purchased credit impaired loans	221	7,069	3,048	8,078	—	204	18,620
Total ending loan balance	$438,247	$655,410	$635,210	$242,527	$288,115	$172,244	$2,431,753

The following tables set forth loans by credit quality indicator (in thousands):

	December 31, 2016
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$374,443	$34	$571	$5,108	$19	$380,175
1-4 Family Residential	632,937	68	—	3,380	854	637,239
Commercial	885,049	17,739	10,587	32,603	—	945,978
Commercial Loans	158,943	1,187	8,086	9,012	37	177,265
Municipal Loans	297,014	—	998	571	—	298,583
Loans to Individuals	115,952	—	9	629	707	117,297
Total	$2,464,338	$19,028	$20,251	$51,303	$1,617	$2,556,537

	December 31, 2015
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful(1)	Total
Real Estate Loans:
Construction	$434,893	$—	$1,754	$1,576	$24	$438,247
1-4 Family Residential	643,498	1,403	1,636	4,915	3,958	655,410
Commercial	620,117	—	—	14,988	105	635,210
Commercial Loans	204,775	716	1,738	27,681	7,617	242,527
Municipal Loans	286,415	—	1,063	637	—	288,115
Loans to Individuals	170,558	2	—	478	1,206	172,244
Total	$2,360,256	$2,121	$6,191	$50,275	$12,910	$2,431,753

(1)
Includes PCI loans comprised of $5,000 pass watch, $511,000 special mention, $1.5 million substandard and $28,000 doubtful as of December 31, 2016. Includes PCI loans comprised of $95,000 special mention, $3.6 million substandard and $9.9 million doubtful as of December 31, 2015.

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

The following table sets forth nonperforming assets (in thousands):

	At December 31, 2016	At December 31, 2015
Nonaccrual loans (1)	$8,280	$20,526
Accruing loans past due more than 90 days (1)	6	3
Restructured loans (2)	6,431	11,143
Other real estate owned	339	744
Repossessed assets	49	64
Total Nonperforming Assets	$15,105	$32,480

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $3.1 million and $7.5 million in PCI loans restructured during the years ended December 31, 2016 and 2015.
Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. At December 31, 2016 there was a total of $28,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. There was a total of $67,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2015.
The following table sets forth the recorded investment in nonaccrual by class of loans (in thousands):

	Nonaccrual Loans (1)
	December 31, 2016	December 31, 2015
Real Estate Loans:
Construction	$105	$508
1-4 Family Residential	1,067	1,847
Commercial	808	2,816
Commercial Loans	5,477	13,896
Loans to Individuals	823	1,459
Total	$8,280	$20,526

(1)	Excludes PCI loans measured at fair value at acquisition.
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

The following tables set forth impaired loans by class of loans (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance for the years ended December 31, 2016 or 2015:

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$486	$480	$13
1-4 Family Residential	4,487	4,264	16
Commercial	1,631	1,574	17
Commercial Loans	6,108	5,941	923
Municipal Loans	571	571	11
Loans to Individuals	277	241	106
Total (1)	$13,560	$13,071	$1,086

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$1,320	$508	$12
1-4 Family Residential	1,842	1,751	25
Commercial	4,756	4,636	137
Commercial Loans	29,844	21,385	4,599
Municipal Loans	637	637	13
Loans to Individuals	288	257	105
Total (1)	$38,687	$29,174	$4,891

(1)	Includes $3.1 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of December 31, 2016 and December 31, 2015, respectively.
The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$917	$64	$86	$1,067	$379,108	$380,175
1-4 Family Residential	6,225	755	600	7,580	629,659	637,239
Commercial	70	154	154	378	945,600	945,978
Commercial Loans	783	300	3,459	4,542	172,723	177,265
Municipal Loans	113	—	—	113	298,470	298,583
Loans to Individuals	1,550	320	185	2,055	115,242	117,297
Total	$9,658	$1,593	$4,484	$15,735	$2,540,802	$2,556,537

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$121	$258	$208	$587	$437,660	$438,247
1-4 Family Residential	3,703	781	1,080	5,564	649,846	655,410
Commercial	359	1,289	361	2,009	633,201	635,210
Commercial Loans	527	138	335	1,000	241,527	242,527
Municipal Loans	—	—	—	—	288,115	288,115
Loans to Individuals	2,457	608	285	3,350	168,894	172,244
Total	$7,167	$3,074	$2,269	$12,510	$2,419,243	$2,431,753

(1)	Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans (in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)	Average Recorded Investment (1)	Interest Income Recognized (1)
Real Estate Loans:
Construction	$510	$22	$1,518	$—	$1,346	$4
1-4 Family Residential	3,247	169	3,410	61	3,511	67
Commercial	4,490	63	3,323	64	2,173	52
Commercial Loans	13,481	48	13,807	256	1,286	26
Municipal Loans	612	33	824	37	750	41
Loans to Individuals	257	9	725	4	1,920	3
Total	$22,597	$344	$23,607	$422	$10,986	$193

(1)	Excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date.

Troubled Debt Restructurings
The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured (dollars in thousands):

	Year Ended December 31, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$375	$—	$23	$398	2
1-4 Family Residential	—	71	2,602	2,673	4
Commercial	500	—	—	500	1
Commercial Loans	2,230	—	59	2,289	8
Loans to Individuals	29	—	77	106	8
Total	$3,134	$71	$2,761	$5,966	23

	Year Ended December 31, 2015
	Extend Amortization Period	Interest Rate Reductions	Combination (1)	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family Residential	$—	$80	$255	$335	3
Commercial	438	—	1,290	1,728	4
Commercial Loans	13,249	—	7,507	20,756	12
Loans to Individuals	60	—	130	190	14
Total	$13,747	$80	$9,182	$23,009	33

(1)	These modifications may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.
The majority of loans restructured as TDRs during the year ended December 31, 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2016 and 2015 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. There were $768,000 and $627,000 of TDRs in default as of December 31, 2016 and 2015, respectively. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At December 31, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs.

Purchased Credit Impaired Loans
The following table presents the outstanding principal balance and carrying value for PCI loans (in thousands):

	December 31, 2016	December 31, 2015
Outstanding principal balance	$10,612	$27,644
Carrying amount	$9,197	$18,620
The following table presents the changes of the accretable yield for PCI loans (in thousands):

	December 31, 2016	December 31, 2015
Balance at beginning of period	$2,493	$1,820
Reclassifications (to) from nonaccretable discount	1,796	2,739
Accretion	(1,809)	(2,066)
Balance at end of period	$2,480	$2,493

7. PREMISES AND EQUIPMENT

	December 31, 2016	December 31, 2015
	(in thousands)
Premises	$127,970	$124,626
Furniture and equipment	36,603	35,069
	164,573	159,695
Less: accumulated depreciation	58,570	51,766
Total	$106,003	$107,929
During both years ended December 31, 2016 and 2015, assets with accumulated depreciation of $1.2 million were written off.
Depreciation expense was $8.0 million, $8.1 million, and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. DEPOSITS

	December 31, 2016	December 31, 2015
	(in thousands)
Noninterest bearing demand deposits:
Private accounts	$678,279	$651,992
Public accounts	25,734	20,478
Total noninterest bearing demand deposits	704,013	672,470
Interest bearing deposits:
Private accounts:
Savings deposits	249,490	233,157
Money market demand deposits	329,426	341,432
Platinum money market deposits	353,381	323,526
Interest bearing checking	212,296	177,409
NOW demand deposits	234,217	253,041
Certificates and other time deposits of $250,000 or more	58,312	57,209
Certificates and other time deposits under $250,000	422,134	498,901
Total private accounts	1,859,256	1,884,675
Public accounts:
Savings deposits	19	15
Money market demand deposits	15,126	22,518
Platinum money market deposits	382,017	383,716
Interest bearing checking	12,856	6,679
NOW demand deposits	128,086	151,974
Certificates and other time deposits of $250,000 or more	409,671	311,824
Certificates and other time deposits under $250,000	22,032	21,536
Total public accounts	969,807	898,262
Total interest bearing deposits	2,829,063	2,782,937
Total deposits	$3,533,076	$3,455,407
For the years ended December 31, 2016, 2015 and 2014, interest expense on time deposits of $250,000 or more was $3.2 million, $1.4 million and $1.1 million, respectively.
At December 31, 2016, the scheduled maturities of certificates and other time deposits, including public accounts, were as follows (in thousands):

2017	$488,226
2018	266,867
2019	79,908
2020	42,683
2021	29,234
2022 and thereafter	5,231
$912,149
At December 31, 2016, we had $35.5 million in brokered certificates of deposit (“CDs”) that represented 1.0% of our deposits.  Approximately $29.8 million of our brokered CDs were non-callable with a weighted average cost of 66 basis points and remaining maturities of one to fifteen months. The remaining $5.7 million were long terms CDs that mature within three years and have short-term calls that we control. These brokered CDs are reflected in the CDs under $250,000 category.  At December 31, 2015, we had $85.3 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.
At December 31, 2016 and 2015, we had approximately $10.3 million and $11.6 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $993,000 and $637,000 at December 31, 2016 and 2015, respectively.

9. SHORT-TERM BORROWINGS
Information related to short-term borrowings is provided in the table below (dollars in thousands):

	December 31, 2016	December 31, 2015
Federal funds purchased and repurchase agreements:
Balance at end of period	$7,097	$2,429
Average amount outstanding during the period (1)	6,798	2,277
Maximum amount outstanding during the period (2)	11,516	2,429
Weighted average interest rate during the period (3)	0.1%	0.1%
Interest rate at end of period	0.2%	0.1%

FHLB advances:
Balance at end of period	$866,518	$645,407
Average amount outstanding during the period (1)	563,471	382,417
Maximum amount outstanding during the period (2)	866,518	656,431
Weighted average interest rate during the period (3)	0.7%	0.3%
Interest rate at end of period	0.7%	0.5%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at December 31, 2016, we had one outstanding letter of credit for $195,000. At December 31, 2016, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $482.6 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2016 or 2015.  Southside Bank obtained no letters of credit from FHLB as collateral for its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $7.1 million and $2.4 million at December 31, 2016 and 2015, respectively, and had maturities of less than one year.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

10. LONG-TERM OBLIGATIONS

	December 31, 2016	December 31, 2015
	(dollars in thousands)
FHLB advances:
Balance at end of period	$443,128	$502,281
Weighted average interest rate during the period (1)	1.5%	1.3%
Interest rate at end of period	1.2%	1.3%

Subordinated notes, net of unamortized debt issuance costs: (2)
Balance at end of period	$98,100	$—
Weighted average interest rate during the period (1)	5.8%	—%
Interest rate at end of period	5.5%	—%

Long-term debt, net of unamortized debt issuance costs:(3)
Balance at end of period	$60,236	$60,231
Weighted average interest rate during the period (1)	2.8%	2.4%
Interest rate at end of period	3.0%	2.6%

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(2)
This long-term debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(3)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2016 are as follows (in thousands):

	Years Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
FHLB advances	$758	$308,287	$42,339	$76,016	$11,690	$4,038	$443,128
Subordinated notes, net of unamortized debt issuance costs	—	—	—	—	—	98,100	98,100
Long-term debt, net of unamortized debt issuance costs	—	—	—	—	—	60,236	60,236
Total long-term obligations	$758	$308,287	$42,339	$76,016	$11,690	$162,374	$601,464
FHLB advances represent borrowings with fixed interest rates ranging from 0.85% to 4.799% and with maturities of one to twelve years.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.
During the fourth quarter of 2015 and continuing into the first half of 2016, the Company entered into various variable rate advance agreements with the FHLB. At December 31, 2016, these agreements had a total notional value of $250.0 million with rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In addition, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 1.647% and original terms ranging from four years to nine years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month LIBOR interest rate. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

	December 31, 2016	December 31, 2015
	(in thousands)
Parent Company
Subordinated notes:
5.50% Subordinated Notes Due 2026, net of unamortized debt issuance costs (1)	$98,100	$—
Total Subordinated notes	98,100	—
Long-term debt:
Southside Statutory Trust III Due 2033, net of unamortized debt issuance costs (2)	20,544	20,539
Southside Statutory Trust IV Due 2037 (3)	23,196	23,196
Southside Statutory Trust V Due 2037 (4)	12,887	12,887
Magnolia Trust Company I Due 2035 (5)	3,609	3,609
Total Long-term debt	60,236	60,231
Total Parent company	158,336	60,231

Subsidiaries
FHLB advances	443,128	502,281
Total Subsidiaries	443,128	502,281
Total Long-term obligations	$601,464	$562,512

(1)	This debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 429.7 basis points.

(2)	This debt carries an adjustable rate of 3.93789% through March 30, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(3)
This debt carried an adjustable rate of 2.18733% through January 29, 2017 and reset to 2.339% through April 29, 2017. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(4)	This debt carries an adjustable rate of 3.21344% through March 14, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(5)
This debt carried an adjustable rate of 2.71983% through February 22, 2017 and reset to 2.85344% through May 22, 2017. This debt adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. The unamortized discount and debt issuance costs deducted from the subordinated notes issued totaled approximately $1.9 million at December 31, 2016.
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $75,000 at December 31, 2016 and $80,000 at December 31, 2015.

11. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 16 of its executive officers, which generally provide for payment of an aggregate amount of $5.2 million over a maximum period of 15 years after retirement or death. Of the 16 executives included in the agreements, payments have commenced to eight former executives and/or their beneficiaries. In addition, one executive retired on December 31, 2016 with payments commencing in 2017. Three executive officers became eligible to receive payments in 2016 as a result of the acceptance of an early retirement package offered in late December of 2015. Deferred compensation expense was $357,000, $553,000 and $224,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016 and 2015, the deferred compensation plan liability totaled $3.6 million and $3.9 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $4.9 million, $6.0 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There were two retirees participating in the health insurance plan as of December 31, 2016 and 2015. There were no retirees participating as of December 31, 2014.
Employee Stock Ownership Plan
We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $350,000 to the ESOP for both years ended December 31, 2016 and 2015, and $250,000 for the year ended December 31, 2014.  At December 31, 2016 and 2015, the ESOP owned 316,908 and 326,178 shares of common stock, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2016, the expected death benefits total $5.8 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $172,000, $28,000 and $7,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  For the years ended December 31, 2016 and 2015, the split dollar liability totaled $1.8 million and $1.9 million, respectively.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2016, 2015 and 2014, expense attributable to the 401(k) Plan amounted to $562,000, $447,000 and $171,000, respectively.

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
Plan assets included 234,796 shares of our stock at December 31, 2016 and 2015.  Our stock included in the Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends.  During 2016, our funded status improved and at December 31, 2016, we had an unfunded status of $2.8 million compared to an unfunded status of $3.7 million at December 31, 2015. The improvement was a result of greater than expected return on the fair value of plan assets and contributions to the plan since December 31, 2015, and the updated mortality assumption at December 31, 2016 compared to December 31, 2015, partially offset by a decrease in the discount rate at December 31, 2016 compared to December 31, 2015. In late December 2015, we offered an early retirement package to 24 of our employees, of which 16 accepted the early retirement offer by the acceptance deadline of January 29, 2016. During 2016, the Plan provided special and contractual termination benefits of $1.5 million to 15 employees that accepted an early retirement package during the year ended December 31, 2016. The Plan provided special and contractual termination benefits of $176,000 to an employee that accepted an early retirement package during the year ended December 31, 2015.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan ( “the Acquired Plan”) which was remeasured at fair value. The Acquired Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Plan were frozen. No further benefits will be earned by employees after that date. In addition, no new participants may be added to the Acquired Plan after December 31, 2006. During 2016, our funded status deteriorated, and at December 31, 2016, we had an unfunded status of $1.2 million compared to an unfunded status of $945,000 at December 31, 2015. The deterioration was a result of less than expected return on the fair value of plan assets since December 31, 2015 and a decline in the discount rate at December 31, 2016 compared to December 31, 2015, partially offset by a settlement event which improved the funded status during the year ended December 31, 2016 and an updated mortality assumption at December 31, 2016 compared to December 31, 2015.
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
We use a measurement date of December 31 for our plans.

	Year ended December 31,
	2016			2015			2014
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$80,040	$4,685	$12,024	$84,050	$5,977	$13,259	$70,046	$—	$10,848
Service cost	1,375	—	207	1,838	—	334	1,697	—	275
Interest cost	3,731	212	535	3,410	238	668	3,497	—	563
Actuarial loss (gain)	4,978	275	237	(6,777)	(753)	(1,968)	13,146	—	1,813
Benefits paid	(3,632)	(31)	(280)	(2,590)	(28)	(269)	(4,118)	—	(240)
Expenses paid	(91)	(39)	—	(67)	(30)	—	(175)	—	—
Plan acquired through acquisition (1)	—	—	—	—	—	—	—	5,977	—
Plan amendments	121	—	—	—	—	—	(43)	—	—
Settlements	—	(864)	—	—	(719)	—	—	—	—
Special and contractual termination benefits	1,549	—	—	176	—	—	—	—	—
Benefit obligation at end of year	88,071	4,238	12,723	80,040	4,685	12,024	84,050	5,977	13,259
Change in Plan Assets:
Fair value of plan assets at end of prior year	76,355	3,740	—	79,730	4,512	—	78,990	—	—
Actual return	7,661	187	—	(718)	5	—	5,033	—	—
Employer contributions	5,000	—	280	—	—	269	—	—	240
Benefits paid	(3,632)	(31)	(280)	(2,590)	(28)	(269)	(4,118)	—	(240)
Expenses paid	(91)	(39)	—	(67)	(30)	—	(175)	—	—
Settlements	—	(864)	—	—	(719)	—	—	—	—
Plan acquired through acquisition (1)	—	—	—	—	—	—	—	4,512	—
Fair value of plan assets at end of year	85,293	2,993	—	76,355	3,740	—	79,730	4,512	—
(Un)Funded status at end of year	(2,778)	(1,245)	(12,723)	(3,685)	(945)	(12,024)	(4,320)	(1,465)	(13,259)
Accrued benefit (liability) asset recognized	$(2,778)	$(1,245)	$(12,723)	$(3,685)	$(945)	$(12,024)	$(4,320)	$(1,465)	$(13,259)
Accumulated benefit obligation at end of year	$77,639	$4,238	$11,133	$69,737	$4,685	$10,290	$71,201	$5,977	$10,811

(1)	Defined benefit plan acquired with the acquisition of Omni on December 17, 2014.

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	Year ended December 31,
	2016			2015			2014
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
Recognition of net loss	$1,642	$—	$186	$1,505	$—	$943	$543	$499
Recognition of prior service (credit) cost	(14)	—	6	(23)	—	7	(19)	5
Recognition of gain due to settlement	—	(8)	—	—	(62)	—	—	—
Net (loss) gain occurring during the year	(2,541)	(354)	(237)	375	463	1,968	(13,761)	(1,813)
Net prior service (cost) credit occurring during the year	(121)	—	—	—	—	—	43	—
	(1,034)	(362)	(45)	1,857	401	2,918	(13,194)	(1,309)
Deferred tax benefit (expense)	362	127	16	(650)	(141)	(1,021)	4,618	458
Other comprehensive (loss) income, net of tax	$(672)	$(235)	$(29)	$1,207	$260	$1,897	$(8,576)	$(851)

Net amounts recognized in net periodic benefit cost and other comprehensive loss were as follows (in thousands):

	December 31, 2016			December 31, 2015
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,642	$—	$186	$1,505	$—	$943
Prior service (credit) cost	(14)	—	6	(23)	—	7
Gain recognized due to settlement	—	(8)	—	—	(62)	—
	1,628	(8)	192	1,482	(62)	950
Deferred tax (expense) benefit	(569)	3	(67)	(519)	22	(333)
Accumulated other comprehensive income (loss), net of tax	$1,059	$(5)	$125	$963	$(40)	$617

Amounts recognized as a component of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2016			December 31, 2015
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net (loss) gain	$(26,855)	$40	$(2,868)	$(25,956)	$401	$(2,816)
Prior service (cost) credit	(96)	—	(38)	40	—	(44)
	(26,951)	40	(2,906)	(25,916)	401	(2,860)
Deferred tax benefit (expense)	9,433	(14)	1,017	9,071	(141)	1,001
Accumulated other comprehensive (loss) income, net of tax	$(17,518)	$26	$(1,889)	$(16,845)	$260	$(1,859)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Year ended December 31,
	2016	2015	2014
Defined Benefit Pension Plan:
Service cost	$1,375	$1,838	$1,697
Interest cost	3,731	3,410	3,497
Expected return on assets	(5,224)	(5,684)	(5,648)
Net loss amortization	1,642	1,505	543
Prior service credit amortization	(14)	(23)	(19)
Special and contractual termination benefits	1,549	176	—
Net periodic benefit cost	$3,059	$1,222	$70
Defined Benefit Pension Plan Acquired:
Service cost	$—	$—	$—
Interest cost	212	238	—
Expected return on assets	(265)	(294)	—
Net loss amortization	—	—	—
Prior service credit amortization	—	—	—
Gain recognized due to settlement	(8)	(62)	—
Net periodic benefit cost	$(61)	$(118)	$—
Restoration Plan:
Service cost	$207	$334	$275
Interest cost	535	668	563
Net loss amortization	186	943	499
Prior service cost amortization	6	7	5
Net periodic benefit cost	$934	$1,952	$1,342
The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2017 are as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,375	$—	$190
Prior service (credit) cost	(14)	—	6
	1,361	—	196
Deferred tax benefit	(476)	—	(69)
Accumulated other comprehensive loss, net of tax	$885	$—	$127
The Plan and Acquired Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations in active markets for identical assets, market quotations for similar assets in active or non-active markets or the net asset value (NAV) provided by the plan administrator.  The Plans’ obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Plans’ obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2016.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Plans’ liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2016			December 31, 2015
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Discount rate	4.23%	4.23%	4.23%	4.56%	4.56%	4.56%
Compensation increase rate	3.50%	—	3.50%	3.50%	—	3.50%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Year ended December 31,
	2016	2015	2014
Defined Benefit Pension Plan:
Discount rate	4.56%	4.14%	5.06%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	3.50%	3.50%	4.50%
Defined Benefit Pension Plan Acquired
Discount rate	4.56%	4.14%	—
Expected long-term rate of return on plan assets	7.25%	7.25%	—
Compensation increase rate	—	—	—
Restoration Plan:
Discount rate	4.56%	4.14%	5.06%
Compensation increase rate	3.50%	3.50%	4.50%
Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of SSB Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

The major categories of assets in our Plan and the Acquired Plan are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 13 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	December 31, 2016		December 31, 2015
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired
Level 1:
Cash	$484	$—	$588	$—
Equity Securities:
U.S. large cap (1)	27,383	—	26,098	—
U.S. mid cap (2)	8,533	—	7,527	—
U.S. small cap (3)	9,851	—	6,186	—
Fixed Income Securities:
International developed (4)	2,663	—	2,975	—
International emerging (2)	1,246	—	1,108	—
Level 2:
Cash Equivalents	13,152	—	13,491	—
Equity Securities:
U.S. large cap (1)	—	1,082	—	1,231
U.S. mid cap (2)	—	125	—	157
U.S. small cap (3)	—	66	—	156
International (5)	—	427	—	514
Fixed Income Securities:
Corporate bonds (6)	1,130	304	1,443	376
U.S. government agencies (6)	13,248	—	9,116	—
Municipal bonds (6)	7,211	—	7,365	—
U.S. agency mortgage-backed securities (7)	392	—	458	—
Asset-backed securities (8)	—	590	—	729
Real estate (9)	—	180	—	189
Balanced Asset Allocation (10)	—	60	—	189
Other (11)	—	159	—	199
Total fair value of plan assets	$85,293	$2,993	$76,355	$3,740

(1)
For the defined benefit pension plan, this category is comprised of individual securities that are actively managed and a broadly diversified “passive” mutual fund. The Acquired Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.

(2)
For the defined benefit pension plan, this category is comprised of broadly diversified “passive” mutual funds. The Acquired Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.

(3)
For the defined benefit pension plan, this category is comprised of broadly diversified “passive” mutual funds and shares of Southside Bancshares stock that is owned in the Plan. The Acquired Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.

(4)	This category is comprised of individual securities that are actively managed and a broadly diversified “passive” mutual fund.

(5)	This category is comprised of pooled separate accounts invested in mutual funds and international stocks.

(6)
For the defined benefit pension plan, this category is comprised of individual investment grade securities that are generally held to maturity in the Plan. The Acquired Plan assets in this category consist of pooled separate accounts invested in investment grade and below investment grade bonds.

(7)	This category is comprised of individual securities that are generally not held to maturity.

(8)	This category is mainly comprised of a pooled separate account invested in asset backed securities, residential mortgage backed securities, commercial mortgage backed securities and corporate bonds.

(9)	This category is comprised of a pooled separate account invested in commercial real estate and includes mortgage loans which are backed by the associated properties.

(10)	This category is comprised of a pooled separate account invested in a single mutual fund invested in a combination of fixed income and equity investment options.

(11)
This category is comprised a pooled separate account invested in a broad range of instruments including, but not limited to, equities, bonds, currencies, convertible securities and derivatives such as futures, options, swaps and forwards.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2016 or 2015.  Due to asset allocation model changes, there were transfers between Level 1 and Level 2 during the year ended December 31, 2016.
Our overall investment strategy is to realize long-term growth of the Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 55.0% equities, 44.5% fixed income and 0.5% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, and value and growth securities.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include  government agencies, CDs, corporate bonds, municipal bonds, and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds, primarily because of the superior diversification they provide, are used to provide specific international developed and emerging market exposure.
As of December 31, 2016, expected future benefit payments related to our defined benefit pension plan, defined benefit pension plan acquired and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
2017	$3,771	$45	$537
2018	3,781	59	583
2019	3,959	65	631
2020	4,089	224	690
2021	4,212	123	804
2022 through 2026	23,964	496	4,523
	$43,776	$1,012	$7,768
We do not expect to make additional contributions to the Plan, the Acquired Plan, or the restoration plan in 2017.
Share-based Incentive Plans
2009 Incentive Plan
On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,477,459 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the years ended December 31, 2016 and 2015, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan. There were no awards granted during 2014.  All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends.
As of December 31, 2016, 2015 and 2014, there were 584,876, 546,794 and 256,354 unvested awards outstanding, respectively.  For the years ended December 31, 2016, 2015 and 2014, there was $1.5 million, $1.4 million and $1.1 million of share-based compensation expense related to the 2009 Incentive Plans, respectively, and $539,000, $488,000 and $379,000 of income tax benefit related to the stock compensation expense, respectively.
As of December 31, 2016, 2015 and 2014, there was $5.6 million, $4.0 million and $1.8 million of unrecognized compensation cost related to the 2009 Incentive Plan, respectively.  The remaining cost at December 31, 2016 is expected to be recognized over a weighted-average period of 3.08 years.
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
Shares issued in connection with stock compensation awards are issued from available authorized shares and not from treasury shares.  During 2016, 108,225 shares were issued in connection with stock compensation awards.  During 2015 and 2014, 30,088 shares and 93,384 shares, respectively, were issued in connection with stock compensation awards.

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSO’s pursuant to the 2009 plan:

	Years Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per option	$7.18	$6.29	$—
Weighted-average assumptions:
Risk-free interest rates	1.79%	2.01%	—
Expected dividend yield	2.69%	3.24%	—
Expected volatility factors of the market price of Southside Bancshares common stock	27.02%	30.91%	—
Expected option life (in years)	6.2	6.3	—
A combined summary of activity in our share-based plans as of December 31, 2016 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2016	448,653	72,934	$25.52	784,034	$22.66	$5.83
Granted	(295,864)	60,102	34.96	235,762	34.19	7.18
Stock options exercised	—	—	—	(86,619)	19.20	5.43
Stock awards vested	—	(24,274)	24.45	—	—	—
Forfeited	81,328	(10,342)	26.28	(70,986)	26.15	5.96
Canceled/expired	5,179	—	—	(5,179)	20.59	5.98
Balance, December 31, 2016	239,296	98,420	$31.47	857,012	$25.91	$6.23
Other information regarding options outstanding and exercisable as of December 31, 2016 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$15.04	-	20.00	197,464	$16.26	3.89	197,464	$16.26
20.01	-	25.00	194,947	23.50	6.92	104,083	23.53
25.01	-	30.00	311,511	27.48	8.40	69,009	27.15
30.01	-	35.00	—	—	—	—	—
35.01	-	38.21	153,090	38.21	9.90	—	—
Total			857,012	$25.91	7.29	370,556	$20.33
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $10.2 million and $6.4 million at December 31, 2016, respectively. The weighted-average remaining contractual life of options exercisable at December 31, 2016 was 5.12 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $119,000 and $1.0 million, respectively.
Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $236,000 and $1.2 million, respectively.  The tax benefit realized for the deductions related to stock awards was $332,000 and $75,000 for the years ended December 31, 2016 and 2015, respectively. The tax expense related to stock awards was $76,000 for the year ended December 31, 2014.

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
During the fourth quarter of 2015 and continuing into the first half of 2016, we entered into certain interest rate swap contracts on specific variable-rate advance agreements with the FHLB having a total notional amount of $250.0 million at December 31, 2016. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815, “Derivatives and Hedging.” The objective of the interest rate swap contracts is to manage the expected future cash flows on our $250.0 million of variable-rate advance agreements with the FHLB. The cash flows of the swap are expected to be effective in hedging the variability in expected future cash flows attributable to fluctuations in the one-month LIBOR interest rate.
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
At December 31, 2016, net derivative assets included $7.2 million of cash collateral received from counterparties under master netting agreements. At December 31, 2016, we had $886,000 of cash collateral payable that was not offset against derivative assets.

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$250,000	$7,069	$—	$20,000	$—	$1
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	2,182	85	—	—	—	—
Swaps-Customer counterparties	2,182	—	85	—	—	—
Gross derivatives		7,154	85		—	1
Offsetting derivative assets/liabilities		—	—		—	—
Cash collateral received/posted		(7,154)	—		—	—
Net derivatives included in the consolidated balance sheets (2)		$—	$85		$—	$1
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure at December 31, 2016 or December 31, 2015.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (in thousands):

	December 31, 2016				December 31, 2015
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate (1)	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$250,000	5.4	0.68%	1.31%	$20,000	4.9	0.29%	1.53%
Swaps-Non-Hedging
Financial institution counterparties	2,182	9.7	0.62	1.57	—	—	—	—
Customer counterparties	2,182	9.7	1.57	0.62	—	—	—	—
(1)    Variable rates received on pay fixed swaps are based on one-month LIBOR rates in effect at December 31, 2016 and December 31, 2015.

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
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2016.
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at December 31, 2016 and 2015.
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
Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2016 and 2015, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2016:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$70,069	$70,069	$—	$—
State and Political Subdivisions	385,197	—	385,197	—
Other Stocks and Bonds	6,651	—	6,651	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	627,508	—	627,508	—
Commercial	384,255	—	384,255	—
Derivative assets:
Interest rate swaps	7,154	—	7,154	—
Total asset recurring fair value measurements	$1,486,754	$75,989	$1,410,765	$—

Derivative liabilities:
Interest rate swaps	$85	$—	$85	$—
Total liability recurring fair value measurements	$85	$—	$85	$—

Nonrecurring fair value measurements
Foreclosed assets	$388	$—	$—	$388
Impaired loans (2)	9,693	—	—	9,693
Total asset nonrecurring fair value measurements	$10,081	$—	$—	$10,081

	As of December 31, 2015:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$103,587	$103,587	$—	$—
State and Political Subdivisions	244,246	—	244,246	—
Other Stocks and Bonds	12,790	—	12,790	—
Other Equity Securities	6,016	6,016	—	—
Mortgage-backed Securities: (1)
Residential	588,502	—	588,502	—
Commercial	505,351	—	505,351	—
Total recurring fair value measurements	$1,460,492	$109,603	$1,350,889	$—

Nonrecurring fair value measurements
Foreclosed assets	$808	$—	$—	$808
Impaired loans (2)	24,283	—	—	24,283
Total nonrecurring fair value measurements	$25,091	$—	$—	$25,091

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.
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
Cash and cash equivalents – The carrying amount for cash and cash equivalents is a reasonable estimate of those assets’ fair value.
Investment and mortgage-backed securities held to maturity – Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.
FHLB stock and other investments – The carrying amount of FHLB stock and other investments is a reasonable estimate of the fair value of those assets.
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
Long-term debt – The fair value of the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.
The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$169,654	$169,654	$169,654	$—	$—
Investment Securities:
Held to maturity, at carrying value	425,810	429,912	—	429,912	—
Mortgage-backed Securities:
Held to maturity, at carrying value	511,677	514,370	—	514,370	—
FHLB stock, at cost, and other investments	66,592	66,592	—	66,592	—
Loans, net of allowance for loan losses	2,538,626	2,630,009	—	—	2,630,009
Loans held for sale	7,641	7,641	—	7,641	—
Financial Liabilities:
Deposits	$3,533,076	$3,293,352	$—	$3,293,352	$—
Federal funds purchased and repurchase agreements	7,097	7,097	—	7,097	—
FHLB advances	1,309,646	1,331,517	—	1,331,517	—
Subordinated notes, net of unamortized debt issuance costs	98,100	101,627	—	101,627	—
Long-term debt, net of unamortized debt issuance costs	60,236	45,147	—	45,147	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$80,975	$80,975	$80,975	$—	$—
Investment Securities:
Held to maturity, at carrying value	385,496	397,194	—	397,194	—
Mortgage-backed Securities:
Held to maturity, at carrying value	398,800	402,569	—	402,569	—
FHLB stock, at cost, and other investments	56,509	56,509	—	56,509	—
Loans, net of allowance for loan losses	2,412,017	2,364,968	—	—	2,364,968
Loans held for sale	3,811	3,811	—	3,811	—
Financial Liabilities:
Deposits	$3,455,407	$3,449,002	$—	$3,449,002	$—
Federal funds purchased and repurchase agreements	2,429	2,429	—	2,429	—
FHLB advances	1,147,688	1,143,218	—	1,143,218	—
Long-term debt, net of unamortized debt issuance costs	60,231	43,615	—	43,615	—

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

14. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.01, $1.00 and $0.96 per share for the years ended December 31, 2016, 2015 and 2014, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
On December 6,  2016, we entered into an underwriting agreement, pursuant to which we sold 2,185,000 shares of our common stock at a price of $36.50 per share.  We received $76.0 million in net proceeds, after deducting underwriting discounts and costs. These net proceeds were used primarily for general corporate purposes.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2016, we exceeded all regulatory minimum capital requirements.
As of December 31, 2016, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%
As of December 31, 2015:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$368,865	12.71%	$130,549	4.50%	N/A	N/A
Bank Only	$416,378	14.36%	$130,446	4.50%	$188,422	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$422,513	14.56%	$174,065	6.00%	N/A	N/A
Bank Only	$416,378	14.36%	$173,928	6.00%	$231,904	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$443,106	15.27%	$232,087	8.00%	N/A	N/A
Bank Only	$436,971	15.07%	$231,904	8.00%	$289,881	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$422,513	8.61%	$196,347	4.00%	N/A	N/A
Bank Only	$416,378	8.49%	$196,209	4.00%	$245,261	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

15. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2016, 44,575 shares were sold under this plan at an average price of $31.65 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2015, 49,908 shares were sold under this plan at an average price of $27.46 per share, reflective of other trades at the time of each sale.
Our board continually evaluates the Company’s capital needs and those of Southside Bank and may, at their discretion, initiate, modify or discontinue an authorized repurchase plan.  During 2016, 443,426 shares of common stock were purchased under an authorized stock repurchase plan at a cost of $10.2 million. There were no purchases of shares of common stock under a stock repurchase plan during 2015 or 2014.

16. INCOME TAXES
The income tax expense (benefit) included in the accompanying statements of income consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current income tax expense (benefit)	$8,557	$10,671	$(1,239)
Deferred income tax expense (benefit)	1,768	(3,392)	(925)
Income tax expense (benefit)	$10,325	$7,279	$(2,164)
The components of the net deferred tax asset (liability) as of December 31, 2016 and 2015 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$6,269	$
Retirement and other benefit plans		(2,707)
Premises and equipment		(5,273)
Core deposit intangible		(1,576)
Unrealized losses on securities available for sale	12,286
Effective hedging derivatives		(2,474)
Fair value adjustment on loans	1,404
Alternative minimum tax credit	8,776
Unfunded status of defined benefit plan	10,436
State business tax credit	604
Stock-based compensation	995
Other	151
Gross deferred tax assets (liabilities)	40,921	(12,030)
Net deferred tax asset at December 31, 2016	$28,891

Allowance for loan losses	$6,907	$
Retirement and other benefit plans		(2,220)
Unrealized gains on securities available for sale		(1,298)
Premises and equipment		(5,797)
Core deposit intangible		(2,213)
Fair value adjustment on loans	5,143
Fair value adjustment on time deposits	302
Alternative minimum tax credit	7,465
Unfunded status of defined benefit plan	9,931
State business tax credit	622
Stock-based compensation	841
Other	220
Gross deferred tax assets (liabilities)	31,431	(11,528)
Net deferred tax asset at December 31, 2015	$19,903

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$20,886	35.0%	$17,946	35.0%	$6,348	34.0%
Increase (decrease) in taxes from:
Tax exempt interest	(9,879)	(16.6)%	(9,975)	(19.5)%	(9,942)	(53.3)%
Bank owned life insurance	(915)	(1.5)%	(914)	(1.8)%	(451)	(2.4)%
Share-based compensation	—	—%	(75)	(0.1)%	766	4.1%
Acquisition costs	—	—%	—	—%	787	4.2%
State business tax	71	0.1%	—	—%	146	0.8%
Other, net	162	0.3%	297	0.6%	182	1.0%
Income tax expense (benefit)	$10,325	17.3%	$7,279	14.2%	$(2,164)	(11.6)%
We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.  No valuation allowance for deferred tax assets was recorded at December 31, 2016 or 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at December 31, 2016 or 2015.

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At December 31, 2016	At December 31, 2015
Unused commitments:
Commitments to extend credit	$665,663	$546,660
Standby letters of credit	9,075	7,752
Total	$674,738	$554,412
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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. During the year ended December 31, 2016, we terminated the lease associated with our Fort Worth operations center. The termination resulted in $1.5 million in lease termination expense and a loss of $310,000 on retirement of assets.
Future minimum rental commitments due under non-cancelable operating leases at December 31, 2016 were as follows (in thousands):

2017	$1,467
2018	1,195
2019	892
2020	615
2021	343
2022 and thereafter	287
$4,799

Rent expense for branch facilities was $3.9 million, $2.5 million, and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Rent expense for leased equipment was $261,000, $297,000, and $235,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
We acquired a 202,000 square-foot office building in Fort Worth, Texas upon completion of the Omni acquisition that is used for a branch location and certain bank operations. We occupy approximately 43,000 square feet of the building and lease the remaining space to various tenants. Gross rental income from these leases of $3.1 million, $2.8 million, and $116,000 was recognized for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, non-cancelable operating leases for the building with future minimum lease payments are as follows (in thousands):

2017	$2,997
2018	2,706
2019	2,340
2020	2,248
2021	1,430
2022 and thereafter	6,742
$18,463

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.
Securities. In the normal course of business we buy and sell securities.  There were $160,000 and $19.4 million of unsettled trades to purchase securities at December 31, 2016 and December 31, 2015, respectively.  There were no unsettled trades to sell securities as of December 31, 2016. As of December 31, 2015, there were $9.3 million of unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at December 31, 2016 or December 31, 2015.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  See “Item 1.  Business – Market Area.” Part of the risk associated with real estate loans has been mitigated since 32.5% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non owner-occupied commercial real estate.  We currently have a concentration of credit risk greater than 10% of loans secured by retail investment real estate properties, such as shopping malls and strip centers.
The MBS we hold consist exclusively of U.S. agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs.  The GNMA mortgage-backed securities are backed by the full faith and credit of the United States Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the United States government.

19. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2016	2015
ASSETS
Cash and due from banks	$42,968	$1,766
Investment in bank subsidiaries at equity in underlying net assets	625,046	494,130
Investment in nonbank subsidiaries at equity in underlying net assets	2,554	1,826
Other assets	8,237	7,202
TOTAL ASSETS	$678,805	$504,924
LIABILITIES
Subordinated notes, net of unamortized debt issuance costs	$98,100	$—
Long-term debt, net of unamortized debt issuance costs	60,236	60,231
Other liabilities	2,195	631
TOTAL LIABILITIES	160,531	60,862
SHAREHOLDERS' EQUITY
Common stock ($1.25 par, 40,000,000 shares authorized, 31,455,951 shares issued at December 31, 2016 and 27,865,798 shares issued at December 31, 2015)	39,320	34,832
Paid-in capital	535,240	424,078
Retained earnings	30,098	41,527
Treasury stock, at cost (2,913,064 at December 31, 2016 and 2,469,638 at December 31, 2015)	(47,891)	(37,692)
Accumulated other comprehensive loss	(38,493)	(18,683)
TOTAL SHAREHOLDERS' EQUITY	518,274	444,062
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$678,805	$504,924

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
INCOME
Dividends from subsidiary	$30,000	$17,600	$177,000
Interest income	51	44	53
TOTAL INCOME	30,051	17,644	177,053
EXPENSE
Interest expense	3,334	1,455	1,424
Other	3,227	3,193	16,144
TOTAL EXPENSE	6,561	4,648	17,568
Income before income tax expense	23,490	12,996	159,485
Income tax benefit	2,278	1,612	4,043
Income before equity in undistributed earnings of subsidiaries	25,768	14,608	163,528
Equity in undistributed earnings of subsidiaries	23,581	29,389	(142,695)
NET INCOME	$49,349	$43,997	$20,833

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2016	2015	2014

OPERATING ACTIVITIES:
Net Income	$49,349	$43,997	$20,833
Adjustments to reconcile net income to net cash provided by operations:
Amortization	45	—	—
Equity in undistributed earnings of subsidiaries	(23,581)	(29,389)	142,695
(Increase) decrease in other assets	(1,035)	2,716	(6,477)
Increase (decrease) in other liabilities	1,564	(3,709)	3,904
Net cash provided by operating activities	26,342	13,615	160,955
INVESTING ACTIVITIES:
Investment in subsidiaries	(126,000)	(10)	—
Net cash paid for acquisition	—	—	(136,078)
Net cash used in investing activities	(126,000)	(10)	(136,078)
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	98,060	—	—
Purchase of common stock	(10,199)	—	—
Proceeds from issuance of common stock	78,962	1,536	2,287
Dividends paid	(25,963)	(25,071)	(17,919)
Payments for other financing activities	—	—	(599)
Net cash provided by (used in) financing activities	140,860	(23,535)	(16,231)

Net increase (decrease) in cash and cash equivalents	41,202	(9,930)	8,646
Cash and cash equivalents at beginning of period	1,766	11,696	3,050
Cash and cash equivalents at end of period	$42,968	$1,766	$11,696

20.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$43,680	$41,132	$41,089	$43,012
Interest expense	9,039	7,202	6,711	6,396
Net interest income	34,641	33,930	34,378	36,616
Provision for loan losses	2,065	1,631	3,768	2,316
Net (loss) gain on sale of securities available for sale	(2,676)	2,343	728	2,441
Noninterest income excluding net securities gains	9,389	9,389	8,642	9,155
Noninterest expense	25,877	28,425	25,813	29,407
Income before income tax expense	13,412	15,606	14,167	16,489
Income tax expense	1,839	2,741	2,772	2,973
Net income	11,573	12,865	11,395	13,516
Earnings per common share
Basic	$0.43	$0.49	$0.43	$0.51
Diluted	$0.43	$0.49	$0.43	$0.51

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$39,964	$38,211	$37,750	$38,607
Interest expense	5,267	4,926	4,845	4,816
Net interest income	34,697	33,285	32,905	33,791
Provision for loan losses	1,951	2,276	268	3,848
Net gain on sale of securities available for sale	204	875	105	2,476
Noninterest income excluding net securities gains	8,611	8,486	8,826	8,312
Noninterest expense	28,431	26,637	28,437	29,449
Income before income tax expense	13,130	13,733	13,131	11,282
Income tax expense	1,438	1,971	1,967	1,903
Net income	11,692	11,762	11,164	9,379
Earnings per common share
Basic	$0.44	$0.44	$0.42	$0.35
Diluted	$0.44	$0.44	$0.42	$0.35

INDEX TO EXHIBITS

Exhibit No.

2	–
Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc. (filed as Exhibit 2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

3 (a)	–
Restated Certificate of Formation of Southside Bancshares, Inc. effective May 2, 2014 (filed as Exhibit 3 (a) to the Registrant’s Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

3 (b)(i)	–
Amended and Restated Bylaws of Southside Bancshares, Inc. effective November 20, 2014 (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed November 24, 2014, and incorporated herein by reference).

4 (a)	–	Subordinated Indenture, dated as of September 19, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee.

4 (b)	–
First Supplemental Indenture, dated as of September 19, 2016 by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto.

4 (c)	–
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
Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 10(c) to the Registrant’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

** 10 (d)	–
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story, as amended October 15, 1997 (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

** 10 (e)	–	Split dollar compensation plan dated September 7, 2004 with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (f)	–	Split dollar compensation plan dated August 27, 2004 with B. G. Hartley (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (g)	–	Split dollar compensation plan dated August 31, 2004 with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (h)	–
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
Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc, and Tim Carter (filed as exhibit 10.2 to the Registrant’s Amendment No. 1 to Form S-4, filed July 18, 2014, and incorporated herein by reference).

** 10 (k)	–
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