Form 10-Q
period 2017-03-31
SOUTHSIDE BANCSHARES INC
filed 2017-04-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 24, 2017 was 28,586,916 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$54,345	$59,363
Interest earning deposits	185,289	102,251
Federal funds sold	7,360	8,040
Total cash and cash equivalents	246,994	169,654
Securities available for sale, at estimated fair value	1,444,043	1,479,600
Securities held to maturity, at carrying value (estimated fair value of $940,409 and $944,282, respectively)	929,793	937,487
FHLB stock, at cost	61,305	61,084
Other investments	5,442	5,508
Loans held for sale	5,303	7,641
Loans:
Loans	2,538,918	2,556,537
Less: Allowance for loan losses	(18,485)	(17,911)
Net Loans	2,520,433	2,538,626
Premises and equipment, net	105,327	106,003
Goodwill	91,520	91,520
Other intangible assets, net	4,177	4,608
Interest receivable	18,273	25,183
Deferred tax asset, net	26,827	28,891
Unsettled trades to sell securities	57,385	—
Unsettled issuances of brokered certificates of deposit	31,232	—
Bank owned life insurance	98,377	97,775
Other assets	9,818	10,187
Total assets	$5,656,249	$5,563,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$753,224	$704,013
Interest bearing	2,952,072	2,829,063
Total deposits	3,705,296	3,533,076
Short-term obligations:
Federal funds purchased and repurchase agreements	7,814	7,097
FHLB advances	952,916	866,518
Total short-term obligations	960,730	873,615
Long-term obligations:
FHLB advances	252,940	443,128
Subordinated notes, net of unamortized debt issuance costs	98,133	98,100
Long-term debt, net of unamortized debt issuance costs	60,237	60,236
Total long-term obligations	411,310	601,464
Unsettled trades to purchase securities	10,465	160
Other liabilities	36,982	37,178
Total liabilities	5,124,783	5,045,493

Off-balance-sheet arrangements, commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock ($1.25 par value, 40,000,000 shares authorized, 31,499,980 shares issued at March 31, 2017 and 31,455,951 shares issued at December 31, 2016)	39,375	39,320
Paid-in capital	536,653	535,240
Retained earnings	37,920	30,098
Treasury stock, at cost (2,913,064 shares at March 31, 2017 and December 31, 2016)	(47,891)	(47,891)
Accumulated other comprehensive loss	(34,591)	(38,493)
Total shareholders’ equity	531,466	518,274
Total liabilities and shareholders’ equity	$5,656,249	$5,563,767

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest income
Loans	$27,254	$27,765
Investment securities – taxable	377	214
Investment securities – tax-exempt	6,554	5,355
Mortgage-backed securities	10,045	9,391
FHLB stock and other investments	298	217
Other interest earning assets	360	70
Total interest income	44,888	43,012
Interest expense
Deposits	4,281	3,256
Short-term obligations	2,065	696
Long-term obligations	3,262	2,444
Total interest expense	9,608	6,396
Net interest income	35,280	36,616
Provision for loan losses	1,098	2,316
Net interest income after provision for loan losses	34,182	34,300
Noninterest income
Deposit services	5,114	5,085
Net gain on sale of securities available for sale	322	2,441
Gain on sale of loans	701	643
Trust income	890	855
Bank owned life insurance income	634	674
Brokerage services	547	575
Other	1,465	1,323
Total noninterest income	9,673	11,596
Noninterest expense
Salaries and employee benefits	15,919	17,732
Occupancy expense	2,863	3,335
Advertising, travel & entertainment	583	685
ATM and debit card expense	927	712
Professional fees	939	1,338
Software and data processing expense	725	749
Telephone and communications	526	484
FDIC insurance	441	638
Other	2,935	3,734
Total noninterest expense	25,858	29,407

Income before income tax expense	17,997	16,489
Income tax expense	3,008	2,973
Net income	$14,989	$13,516
Earnings per common share – basic	$0.52	$0.51
Earnings per common share – diluted	$0.52	$0.51
Dividends paid per common share	$0.25	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$14,989	$13,516
Other comprehensive income:
Securities available for sale and transferred securities:
Change in net unrealized holding gains on available for sale securities during the period	4,885	27,744
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	488	57
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(322)	(2,441)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(80)	(2,601)
Change in net unrealized gains on interest rate swap derivatives terminated during the period	273	—
Reclassification adjustment for net loss on interest rate swap derivatives, included in net income	379	357
Reclassification adjustment for amortization of unrealized gains on terminated interest rate swap derivatives	(9)	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	391	411
Amortization of prior service credit, included in net periodic benefit cost	(2)	(4)
Other comprehensive income, before tax	6,003	23,523
Income tax expense related to items of other comprehensive income	(2,101)	(8,233)
Other comprehensive income, net of tax	3,902	15,290
Comprehensive income	$18,891	$28,806

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
Net income	—	—	13,516	—	—	13,516
Other comprehensive income	—	—	—	—	15,290	15,290
Issuance of common stock for dividend reinvestment plan (12,030 shares)	15	299	—	—	—	314
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	355	—	—	—	355
Tax expense related to stock awards	—	(12)	—	—	—	(12)
Net issuance of common stock under employee stock plans (4,912 shares)	6	33	(15)	—	—	24
Cash dividends paid on common stock ($0.23 per share)	—	—	(5,774)	—	—	(5,774)
Balance at March 31, 2016	$34,853	$424,753	$49,254	$(47,891)	$(3,393)	$457,576

Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	14,989	—	—	14,989
Other comprehensive income	—	—	—	—	3,902	3,902
Issuance of common stock for dividend reinvestment plan (10,433 shares)	13	340	—	—	—	353
Stock compensation expense	—	494	—	—	—	494
Net issuance of common stock under employee stock plans (33,596 shares)	42	579	(24)	—	—	597
Cash dividends paid on common stock ($0.25 per share)	—	—	(7,143)	—	—	(7,143)
Balance at March 31, 2017	$39,375	$536,653	$37,920	$(47,891)	$(34,591)	$531,466

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$14,989	$13,516
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,417	2,169
Securities premium amortization (discount accretion), net	4,567	4,510
Loan (discount accretion) premium amortization, net	(290)	(799)
Provision for loan losses	1,098	2,316
Stock compensation expense	494	355
Deferred tax benefit	(19)	(812)
Net tax (expense) benefit related to stock awards	—	12
Net gain on sale of securities available for sale	(322)	(2,441)
Net gain on premises and equipment	—	(19)
Gross proceeds from sales of loans held for sale	22,521	17,944
Gross originations of loans held for sale	(20,183)	(19,104)
Net loss on other real estate owned	—	152
Net change in:
Interest receivable	6,910	6,152
Other assets	7,419	590
Interest payable	(1,523)	291
Other liabilities	(5,377)	1,243
Net cash provided by operating activities	32,701	26,075

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(139,246)	(135,648)
Sales	99,653	251,976
Maturities, calls and principal repayments	29,770	47,407
Securities held to maturity:
Purchases	(1,521)	(18,922)
Maturities, calls and principal repayments	8,305	5,168
Proceeds from redemption of FHLB stock and other investments	81	3,644
Purchases of FHLB stock and other investments	(221)	(171)
Net loans originated	17,201	(11,420)
Purchases of premises and equipment	(1,287)	(1,648)
Proceeds from sales of premises and equipment	3	50
Proceeds from sales of other real estate owned	—	483
Proceeds from sales of repossessed assets	179	311
Net cash provided by investing activities	12,917	141,230

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2017	2016
FINANCING ACTIVITIES:
Net change in deposits	$140,978	$164,249
Net increase in federal funds purchased and repurchase agreements	717	72
Proceeds from FHLB advances	725,000	2,916,882
Repayment of FHLB advances	(828,780)	(3,245,382)
Tax expense related to stock awards	—	(12)
Proceeds from stock option exercises	639	35
Cash paid to tax authority from stock option exercises	(42)	(11)
Purchase of common stock	—	(10,199)
Proceeds from the issuance of common stock for dividend reinvestment plan	353	314
Cash dividends paid	(7,143)	(5,774)
Net cash provided by (used in) financing activities	31,722	(179,826)

Net increase (decrease) in cash and cash equivalents	77,340	(12,521)
Cash and cash equivalents at beginning of period	169,654	80,975
Cash and cash equivalents at end of period	$246,994	$68,454

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$11,131	$6,104
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$184	$465
Adjustment to pension liability	$(389)	$(407)
Unsettled trades to purchase securities	$(10,465)	$(23,920)
Unsettled trades to sell securities	$57,385	$15,039
Unsettled issuances of brokered CDs	$31,232	$—

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
The consolidated balance sheet as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, cash flows and notes to the financial statements for the three-month periods ended March 31, 2017 and 2016 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.
Accounting Changes and Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
We adopted ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017 which requires all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the vesting period or exercise of the award. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense by $126,000, or less than $0.01 on our diluted earnings per common share. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the vesting period or exercise of the award. We have elected to apply that change in cash flow on a prospective basis and therefore, prior periods have not been adjusted. ASU 2016-09 also requires the classification of employee taxes paid when an employer withholds shares for tax withholding purposes be classified as a financing activity in the statement of cash flow and be applied retrospectively. The requirement to report the employee taxes paid is reflected in prior period presentation in our consolidated statement of cash flows. In connection with the adoption of ASU 2016-09, we have also elected to recognize forfeitures as they occur.
Terminated Derivative Financial Instruments
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within accumulated other comprehensive income will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in accumulated other comprehensive income shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. The existing gain in accumulated other comprehensive income related to the terminated interest rate swap contracts will be reclassified into earnings through straight-line accretion in the same periods the hedged forecasted transaction affects earnings.
Further information on our derivative instruments and hedging activities is included in “Note 8 - Derivative Financial Instruments and Hedging Activities.”
For a description of our significant accounting and reporting policies, refer to “Note 1- Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which effectively delayed the adoption date by one year. We are required to adopt ASU 2014-09 in the first quarter of fiscal 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment.  Our revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  We are currently evaluating the impact this guidance will have in relation to our noninterest income derived from contracts with our customers as it relates to deposit services, trust income, brokerage services, and merchant services (included in other noninterest income) which we have determined to be in the scope of ASU 2014-09.  We anticipate our assessment for these areas to be completed during the second quarter of 2017 at which time we will select the transition method to be applied upon adoption.  We are concurrently evaluating the impact and resources needed to fulfill the additional disclosures required by this guidance.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both finance (formerly known as “capital”) and operating leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. We are currently evaluating the impact this guidance will have on our financial statements and we anticipate our assessment to be completed during the fiscal year 2018.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available for sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis which requires the calculation of the implied fair value of goodwill to measure a goodwill impairment charge. The update requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The guidance requires companies to apply the requirements prospectively in the year of adoption. ASU 2017-04 is not expected to have a significant impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We did not early adopt. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We are currently evaluating the potential impact of the pending adoption of ASU 2017-07 on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date. If the debt security is not called at the earliest call date, the holder of the debt security would be required to reset the effective yield on the debt security based on the payment terms required by the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential impact of the pending adoption of ASU 2017-08 on our consolidated financial statements.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic and Diluted Earnings:
Net income	$14,989	$13,516
Basic weighted-average shares outstanding	28,569	26,449
Add: Stock awards	208	70
Diluted weighted-average shares outstanding	28,777	26,519

Basic Earnings Per Share:
Net Income	$0.52	$0.51
Diluted Earnings Per Share:
Net Income	$0.52	$0.51
For the three-month periods ended March 31, 2017 and 2016, there were approximately 52,000 and 112,000 antidilutive shares, respectively.

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive income (loss):
Other comprehensive income before reclassifications	4,885	193	—	—	5,078
Reclassified from accumulated other comprehensive income	166	370	(2)	391	925
Income tax (expense) benefit	(1,768)	(197)	1	(137)	(2,101)
Net current-period other comprehensive income (loss), net of tax	3,283	366	(1)	254	3,902
Ending balance, net of tax	$(20,425)	$4,961	$(134)	$(18,993)	$(34,591)

	Three Months Ended March 31, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	27,744	(2,601)	—	—	25,143
Reclassified from accumulated other comprehensive income	(2,384)	357	(4)	411	(1,620)
Income tax (expense) benefit	(8,876)	785	1	(143)	(8,233)
Net current-period other comprehensive income (loss), net of tax	16,484	(1,459)	(3)	268	15,290
Ending balance, net of tax	$16,245	$(1,459)	$(47)	$(18,132)	$(3,393)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended March 31,
	2017	2016

Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(488)	$(57)
Tax benefit	171	20
Net of tax	$(317)	$(37)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$322	$2,441
Tax expense	(113)	(854)
Net of tax	$209	$1,587

Derivatives:
Realized net loss on interest rate swap derivatives (3)	$(379)	$(357)
Tax benefit	133	125
Net of tax	$(246)	$(232)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$9	$—
Tax expense	(3)	—
Net of tax	$6	$—

Amortization of pension plan:
Net actuarial loss (4)	$(391)	$(411)
Prior service credit (4)	2	4
Total before tax	(389)	(407)
Tax benefit	136	142
Net of tax	(253)	(265)
Total reclassifications for the period, net of tax	$(601)	$1,053
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for long-term obligations on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 7 - Employee Benefit Plans.”

4.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities as of March 31, 2017 and December 31, 2016 are reflected in the tables below (in thousands):

	March 31, 2017
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$62,015	$—	$2,801	$59,214	$—	$—	$59,214
State and Political Subdivisions	328,395	3,227	10,775	320,847	—	—	320,847
Other Stocks and Bonds	6,574	84	—	6,658	—	—	6,658
Other Equity Securities	6,036	—	116	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	685,934	6,621	7,893	684,662	—	—	684,662
Commercial	368,330	896	2,484	366,742	—	—	366,742
Total	$1,457,284	$10,828	$24,069	$1,444,043	$—	$—	$1,444,043

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$430,350	$3,631	$12,848	$421,133	$8,902	$2,747	$427,288
Mortgage-backed Securities: (1)
Residential	137,693	—	5,478	132,215	1,536	370	133,381
Commercial	379,931	1,025	4,511	376,445	4,952	1,657	379,740
Total	$947,974	$4,656	$22,837	$929,793	$15,390	$4,774	$940,409

	December 31, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$74,016	$—	$3,947	$70,069	$—	$—	$70,069
State and Political Subdivisions	394,050	3,217	12,070	385,197	—	—	385,197
Other Stocks and Bonds	6,587	64	—	6,651	—	—	6,651
Other Equity Securities	6,039	—	119	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	630,603	6,434	9,529	627,508	—	—	627,508
Commercial	386,109	1,201	3,055	384,255	—	—	384,255
Total	$1,497,404	$10,916	$28,720	$1,479,600	$—	$—	$1,479,600

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$435,080	$3,987	$13,257	$425,810	$7,595	$3,493	$429,912
Mortgage-backed Securities: (1)
Residential	142,060	—	5,748	136,312	1,534	950	136,896
Commercial	379,016	1,067	4,718	375,365	4,372	2,263	377,474
Total	$956,156	$5,054	$23,723	$937,487	$13,501	$6,706	$944,282

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. During 2016, the Company transferred securities with a fair value of $157.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment of the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the three months ended March 31, 2017.

The following tables represent the estimated fair value and unrealized loss on securities as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$59,214	$2,801	$—	$—	$59,214	$2,801
State and Political Subdivisions	209,637	10,774	886	1	210,523	10,775
Other Equity Securities	5,920	116	—	—	5,920	116
Mortgage-backed Securities:
Residential	361,710	7,887	2,344	6	364,054	7,893
Commercial	248,331	2,484	—	—	248,331	2,484
Total	$884,812	$24,062	$3,230	$7	$888,042	$24,069
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$99,422	$1,372	$25,976	$1,375	$125,398	$2,747
Mortgage-backed Securities:
Residential	55,917	370	—	—	55,917	370
Commercial	172,138	1,657	—	—	172,138	1,657
Total	$327,477	$3,399	$25,976	$1,375	$353,453	$4,774

	As of December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$70,069	$3,947	$—	$—	$70,069	$3,947
State and Political Subdivisions	264,485	12,069	887	1	265,372	12,070
Other Equity Securities	5,920	119	—	—	5,920	119
Mortgage-backed Securities:
Residential	369,903	9,491	6,199	38	376,102	9,529
Commercial	245,422	3,055	—	—	245,422	3,055
Total	$955,799	$28,681	$7,086	$39	$962,885	$28,720
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$179,939	$2,190	$29,427	$1,303	$209,366	$3,493
Mortgage-backed Securities:
Residential	107,024	950	—	—	107,024	950
Commercial	186,854	2,263	—	—	186,854	2,263
Total	$473,817	$5,403	$29,427	$1,303	$503,244	$6,706

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at March 31, 2017.
The majority of the securities in an unrealized loss position are highly rated municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at March 31, 2017.
Our equity securities consist of investments that are deemed to be qualified under the Community Reinvestment Act (CRA) of 1977 and invest primarily in securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. We evaluated the near-term prospects of our other equity securities in relation to the severity and duration of the current unrealized loss position. Based upon that evaluation, management does not consider the other equity securities to be other-than-temporarily impaired at March 31, 2017.

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
U.S. Treasury	$315	$127
State and Political Subdivisions	6,554	5,355
Other Stocks and Bonds	34	58
Other Equity Securities	28	29
Mortgage-backed Securities	10,045	9,391
Total interest income on securities	$16,976	$14,960

Of the approximately $322,000 in net securities gains from the AFS portfolio for the three months ended March 31, 2017, there were $1.7 million in realized gain positions and $1.4 million in realized loss positions.  Of the $2.4 million in net securities gains from the AFS portfolio for the three months ended March 31, 2016, there were $2.6 million in realized gain positions and $202,000 in realized loss positions. There were no sales from the HTM portfolio during the three months ended March 31, 2017 or 2016. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and estimated fair value of securities at March 31, 2017, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2017
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$6,694	$6,851
Due after one year through five years	23,638	24,655
Due after five years through ten years	96,416	93,961
Due after ten years	270,236	261,252
	396,984	386,719
Mortgage-backed Securities and Other Equity Securities:	1,060,300	1,057,324
Total	$1,457,284	$1,444,043

	March 31, 2017
	Carrying Value	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$10,119	$10,181
Due after one year through five years	39,539	39,935
Due after five years through ten years	101,274	101,898
Due after ten years	270,201	275,274
	421,133	427,288
Mortgage-backed Securities:	508,660	513,121
Total	$929,793	$940,409

Investment securities and MBS with carrying values of $1.29 billion and $1.50 billion were pledged as of March 31, 2017 and December 31, 2016, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2017	December 31, 2016
Real Estate Loans:
Construction	$362,367	$380,175
1-4 Family Residential	622,881	637,239
Commercial	974,307	945,978
Commercial Loans	176,908	177,265
Municipal Loans	297,417	298,583
Loans to Individuals	105,038	117,297
Total Loans (1)	2,538,918	2,556,537
Less: Allowance for Loan Losses (2)	18,485	17,911
Net Loans	$2,520,433	$2,538,626

(1)	Includes approximately $324.9 million and $372.4 million of loans acquired with the Omni acquisition as of March 31, 2017 and December 31, 2016, respectively.

(2)	The allowance for loan loss recorded on purchase credit impaired (“PCI”) loans totaled $3,000 as of March 31, 2017 and December 31, 2016.
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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2017 consist of $902.9 million of owner and non-owner occupied real estate, $67.7 million of loans secured by multi-family properties and $3.7 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, we utilize historical net charge-off data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements not reflected in the historical data. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department, and the loan review department on a monthly basis.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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

•
Pass Watch (Rating 5) – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified; however, particular attention is warranted to characteristics such as:

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
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (1)	(722)	(62)	1,577	(112)	(4)	421	1,098
Loans charged off	(18)	(287)	—	(3)	—	(746)	(1,054)
Recoveries of loans charged off	—	1	6	111	—	412	530
Balance at end of period	$3,407	$2,317	$8,787	$2,259	$746	$969	$18,485

	Three Months Ended March 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (1)	(42)	(551)	(116)	2,620	(5)	410	2,316
Loans charged off	—	(19)	—	(273)	—	(848)	(1,140)
Recoveries of loans charged off	269	130	6	21	—	461	887
Balance at end of period	$4,577	$2,155	$4,467	$8,964	$720	$916	$21,799

(1)
Of the $1.1 million and $2.3 million recorded in provision for loan losses for the three months ended March 31, 2017 and March 31, 2016, none related to provision expense on PCI loans as of March 31, 2017 and $296,000 related to provision expense on PCI loans as of March 31, 2016.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of March 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$10	$13	$15	$982	$11	$91	$1,122
Ending balance – collectively evaluated for impairment	3,397	2,304	8,772	1,277	735	878	17,363
Balance at end of period	$3,407	$2,317	$8,787	$2,259	$746	$969	$18,485

	As of December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$16	$17	$923	$11	$106	$1,086
Ending balance – collectively evaluated for impairment	4,134	2,649	7,187	1,340	739	776	16,825
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

(1)	There was approximately $3,000 of allowance for loan losses associated with PCI loans as of March 31, 2017 and December 31, 2016.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	March 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$430	$1,672	$1,081	$5,529	$571	$225	$9,508
Loans collectively evaluated for impairment	361,784	615,628	971,593	170,090	296,846	104,712	2,520,653
Purchased credit impaired loans	153	5,581	1,633	1,289	—	101	8,757
Total ending loan balance	$362,367	$622,881	$974,307	$176,908	$297,417	$105,038	$2,538,918

	December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$480	$1,693	$1,184	$5,840	$571	$241	$10,009
Loans collectively evaluated for impairment	379,526	629,893	942,818	170,159	298,012	116,923	2,537,331
Purchased credit impaired loans	169	5,653	1,976	1,266	—	133	9,197
Total ending loan balance	$380,175	$637,239	$945,978	$177,265	$298,583	$117,297	$2,556,537

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	March 31, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$358,837	$33	$159	$3,320	$18	$362,367
1-4 Family Residential	618,810	14	—	3,626	431	622,881
Commercial	922,584	3,258	8,657	39,808	—	974,307
Commercial Loans	162,780	1,167	4,372	8,544	45	176,908
Municipal Loans	295,896	—	950	571	—	297,417
Loans to Individuals	103,874	—	27	650	487	105,038
Total	$2,462,781	$4,472	$14,165	$56,519	$981	$2,538,918

	December 31, 2016
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$374,443	$34	$571	$5,108	$19	$380,175
1-4 Family Residential	632,937	68	—	3,380	854	637,239
Commercial	885,049	17,739	10,587	32,603	—	945,978
Commercial Loans	158,943	1,187	8,086	9,012	37	177,265
Municipal Loans	297,014	—	998	571	—	298,583
Loans to Individuals	115,952	—	9	629	707	117,297
Total	$2,464,338	$19,028	$20,251	$51,303	$1,617	$2,556,537

(1)
Includes PCI loans comprised of $5,000 pass watch, $507,000 special mention, $1.1 million substandard and $28,000 doubtful as of March 31, 2017. Includes PCI loans comprised of $5,000 pass watch, $511,000 special mention, $1.5 million substandard and $28,000 doubtful as of December 31, 2016.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2017	At December 31, 2016
Nonaccrual loans (1)	$7,261	$8,280
Accruing loans past due more than 90 days (1)	1	6
Restructured loans (2)	6,424	6,431
Other real estate owned	367	339
Repossessed assets	26	49
Total Nonperforming Assets	$14,079	$15,105

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $3.0 million and $3.1 million in PCI loans restructured as of March 31, 2017 and December 31, 2016, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. As of March 31, 2017, there were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. As of December 31, 2016, there were $28,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	March 31, 2017	December 31, 2016
Real Estate Loans:
Construction	$55	$105
1-4 Family Residential	673	1,067
Commercial	723	808
Commercial Loans	5,127	5,477
Loans to Individuals	683	823
Total	$7,261	$8,280

Loans are considered impaired if, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. The measurement of loss on impaired loans is generally based on the fair value of the collateral less selling costs if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

At the time a loss is probable in the collection of contractual amounts, specific reserves are allocated.  Loans are charged off to the liquidation value of the collateral net of liquidation costs, if any, when deemed uncollectible or as soon as collection by liquidation is evident.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of March 31, 2017 or December 31, 2016.

	March 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$437	$430	$10
1-4 Family Residential	4,429	4,221	13
Commercial	1,530	1,465	15
Commercial Loans	5,798	5,638	982
Municipal Loans	571	571	11
Loans to Individuals	256	225	91
Total (1)	$13,021	$12,550	$1,122

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$486	$480	$13
1-4 Family Residential	4,487	4,264	16
Commercial	1,631	1,574	17
Commercial Loans	6,108	5,941	923
Municipal Loans	571	571	11
Loans to Individuals	277	241	106
Total (1)	$13,560	$13,071	$1,086

(1)	Includes $3.0 million and $3.1 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of March 31, 2017 and December 31, 2016, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$2,423	$—	$22	$2,445	$359,922	$362,367
1-4 Family Residential	5,330	81	329	5,740	617,141	622,881
Commercial	1,179	151	81	1,411	972,896	974,307
Commercial Loans	2,020	686	2,707	5,413	171,495	176,908
Municipal Loans	663	—	—	663	296,754	297,417
Loans to Individuals	850	108	267	1,225	103,813	105,038
Total	$12,465	$1,026	$3,406	$16,897	$2,522,021	$2,538,918

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$917	$64	$86	$1,067	$379,108	$380,175
1-4 Family Residential	6,225	755	600	7,580	629,659	637,239
Commercial	70	154	154	378	945,600	945,978
Commercial Loans	783	300	3,459	4,542	172,723	177,265
Municipal Loans	113	—	—	113	298,470	298,583
Loans to Individuals	1,550	320	185	2,055	115,242	117,297
Total	$9,658	$1,593	$4,484	$15,735	$2,540,802	$2,556,537

(1)    Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$467	$4	$454	$6
1-4 Family Residential	4,262	57	1,865	14
Commercial	1,522	19	5,488	21
Commercial Loans	5,787	19	21,675	167
Municipal Loans	571	8	637	9
Loans to Individuals	265	2	247	2
Total	$12,874	$109	$30,366	$219

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of concessions which may include an extension of the amortization period, interest rate reduction, and/or converting the loan to interest-only for a limited period of time.

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$47	$—	$—	$47	1
Loans to Individuals	5	—	12	17	2
Total	$52	$—	$12	$64	3

	Three Months Ended March 31, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$554	$—	$—	$554	1
Commercial	2,118	—	—	2,118	1
Commercial Loans	1,176	—	—	1,176	4
Total	$3,848	$—	$—	$3,848	6

The majority of loans restructured as TDRs during the three months ended March 31, 2017 and 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2017 and 2016 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2017, the amount of TDRs in default was not significant. For the three months ended March 31, 2016, there were $1.4 million of TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At March 31, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	March 31, 2017	December 31, 2016
Outstanding principal balance	$9,924	$10,612
Carrying amount	$8,757	$9,197

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$2,480	$2,493
Reclassifications (to) from nonaccretable discount	1,819	443
Accretion	(296)	(594)
Balance at end of period	$4,003	$2,342

6.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Parent Company
Subordinated notes: (1)
5.50% Subordinated Notes Due 2026, net of unamortized debt issuance costs (2)	$98,133	$98,100
Total Subordinated notes	98,133	98,100
Long-term debt: (3)
Southside Statutory Trust III Due 2033, net of unamortized debt issuance costs (4)	20,545	20,544
Southside Statutory Trust IV Due 2037 (5)	23,196	23,196
Southside Statutory Trust V Due 2037 (6)	12,887	12,887
Magnolia Trust Company I Due 2035 (7)	3,609	3,609
Total Long-term debt	60,237	60,236
Total Parent Company	158,370	158,336

Subsidiaries
FHLB advances (8)	252,940	443,128
Total Subsidiaries	252,940	443,128
Total Long-term obligations	$411,310	$601,464

(1)
This long-term debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	This debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 429.7 basis points.

(3)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)	This debt carries an adjustable rate of 4.08678% through June 29, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(5)	This debt carries an adjustable rate of 2.339% through April 29, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(6)	This debt carries an adjustable rate of 3.38122% through June 14, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(7)	This debt carries an adjustable rate of 2.85344% through May 22, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

(8)	At March 31, 2017, the weighted average cost of these advances was 1.5%. Long-term FHLB advances have maturities ranging from April 2018 through July 2028.

On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. The unamortized discount and debt issuance costs deducted from the subordinated notes issued totaled approximately $1.9 million at both March 31, 2017 and December 31, 2016.

The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $74,000 at March 31, 2017 and $75,000 at December 31, 2016.

During the last sixteen months, the Company entered into various variable rate advances with the FHLB. These advances totaled $240.0 million at March 31, 2017 and $250.0 million at December 31, 2016, of which $60.0 million and $230.0 million were considered long-term at March 31, 2017 and December 31, 2016, respectively. Two of the variable rate advances have interest rates of three-month LIBOR minus 25 basis points. The remaining advances have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advances, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. Refer to “Note 8 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

7.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2017	2016	2017	2016	2017	2016
Service cost	$358	$368	$—	$—	$51	$47
Interest cost	912	917	45	53	132	135
Expected return on assets	(1,512)	(1,354)	(54)	(67)	—	—
Net loss amortization	344	358	—	—	47	53
Prior service (credit) cost amortization	(4)	(6)	—	—	2	2
Special and contractual termination benefits	—	1,520	—	—	—	—
Net periodic benefit cost (income)	$98	$1,803	$(9)	$(14)	$232	$237

8.    Derivative Financial Instruments and Hedging Activities

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or as cash flow hedges of forecasted transactions. Derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

From time to time, we enter into certain interest rate swap contracts on specific variable-rate advance agreements with the FHLB. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $240.0 million of variable-rate advance agreements with the FHLB. The cash flows from the swap are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within accumulated other comprehensive income will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in accumulated other comprehensive income shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. The existing gain in accumulated other comprehensive income will be reclassified into earnings through straight-line accretion in the same periods the hedged forecasted transaction affects earnings.
At March 31, 2017, net derivative assets included $7.4 million of cash collateral received from counterparties under master netting agreements and net derivative liabilities included $408,000 of cash collateral held by a counterparty to a master netting agreement. At March 31, 2017, we had $42,000 of cash collateral receivable that was not offset against derivative liabilities.
From time to time, we may enter into certain interest rate swaps, cap, and floor contracts that are not designated as hedging instruments. These interest rate derivative contracts relate to transactions in which we enter into an interest rate swap, cap, or floor with a customer while concurrently entering into an offsetting interest rate swap, cap, or floor with a third-party financial institution. We agree to pay interest to the customer on a notional amount at a variable rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These interest rate derivative contracts allow our customers to effectively convert a variable rate loan to a fixed rate loan. The changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact our results of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. We recognized swap fee income associated with these derivative contracts immediately based upon the difference in the bid/ask spread of the underlying transactions with the customer and the third-party financial institution. The swap fee income is included in other noninterest income in our consolidated statements of income.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding for the periods presented (in thousands):

	March 31, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$240,000	$7,404	$36	$250,000	$7,069	$—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	46,196	91	499	2,182	85	—
Swaps-Customer counterparties	46,196	499	91	2,182	—	85
Gross derivatives		7,994	626		7,154	85
Offsetting derivative assets/liabilities		(127)	(127)		—	—
Cash collateral received/posted		(7,360)	(408)		(7,154)	—
Net derivatives included in the consolidated balance sheets (2)		$507	$91		$—	$85

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had net credit exposure of $8,000 related to interest rate swaps with financial institutions and $499,000 related to interest rate swaps with customers at March 31, 2017. The credit risk associated with customer transactions is partially mitigated as these transactions are generally secured by the non-cash collateral securing the underlying transaction being hedged. We had no credit exposure related to interest rate swaps with financial or customer counterparties at December 31, 2016.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$240,000	6.0	0.91%	1.43%	$250,000	5.4	0.68%	1.31%
Swaps-Non-Hedging
Financial institution counterparties	46,196	10.3	0.83	2.32	2,182	9.7	0.62	1.57
Customer counterparties	46,196	10.3	2.32	0.83	2,182	9.7	1.57	0.62

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

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at March 31, 2017 and December 31, 2016.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2017 and December 31, 2016, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$59,214	$59,214	$—	$—
State and Political Subdivisions	320,847	—	320,847	—
Other Stocks and Bonds	6,658	—	6,658	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	684,662	—	684,662	—
Commercial	366,742	—	366,742	—
Derivative assets:
Interest rate swaps	7,994	—	7,994	—
Total asset recurring fair value measurements	$1,452,037	$65,134	$1,386,903	$—

Derivative liabilities:
Interest rate swaps	$626	$—	$626	$—
Total liability recurring fair value measurements	$626	$—	$626	$—

Nonrecurring fair value measurements
Foreclosed assets	$393	$—	$—	$393
Impaired loans (2)	9,137	—	—	9,137
Total asset nonrecurring fair value measurements	$9,530	$—	$—	$9,530

	As of December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$70,069	$70,069	$—	$—
State and Political Subdivisions	385,197	—	385,197	—
Other Stocks and Bonds	6,651	—	6,651	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	627,508	—	627,508	—
Commercial	384,255	—	384,255	—
Derivative assets:
Interest rate swaps	7,154	—	7,154	—
Total asset recurring fair value measurements	$1,486,754	$75,989	$1,410,765	$—

Derivative liabilities:
Interest rate swaps	$85	$—	$85	$—
Total liability recurring fair value measurements	$85	$—	$85	$—

Nonrecurring fair value measurements
Foreclosed assets	$388	$—	$—	$388
Impaired loans (2)	9,693	—	—	9,693
Total asset nonrecurring fair value measurements	$10,081	$—	$—	$10,081

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$246,994	$246,994	$246,994	$—	$—
Investment Securities:
Held to maturity, at carrying value	421,133	427,288	—	427,288	—
Mortgage-backed Securities:
Held to maturity, at carrying value	508,660	513,121	—	513,121	—
FHLB stock, at cost, and other investments	66,747	66,747	—	66,747	—
Loans, net of allowance for loan losses	2,520,433	2,601,382	—	—	2,601,382
Loans held for sale	5,303	5,303	—	5,303	—
Financial Liabilities:
Deposits	$3,705,296	$3,701,697	$—	$3,701,697	$—
Federal funds purchased and repurchase agreements	7,814	7,814	—	7,814	—
FHLB advances	1,205,856	1,206,415	—	1,206,415	—
Subordinated notes, net of unamortized debt issuance costs	98,133	100,561	—	100,561	—
Long-term debt, net of unamortized debt issuance costs	60,237	45,572	—	45,572	—

		Estimated Fair Value
December 31, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$169,654	$169,654	$169,654	$—	$—
Investment Securities:
Held to maturity, at carrying value	425,810	429,912	—	429,912	—
Mortgage-backed Securities:
Held to maturity, at carrying value	511,677	514,370	—	514,370	—
FHLB stock, at cost, and other investments	66,592	66,592	—	66,592	—
Loans, net of allowance for loan losses	2,538,626	2,630,009	—	—	2,630,009
Loans held for sale	7,641	7,641	—	7,641	—
Financial Liabilities:
Deposits	$3,533,076	$3,293,352	$—	$3,293,352	$—
Federal funds purchased and repurchase agreements	7,097	7,097	—	7,097	—
FHLB advances	1,309,646	1,331,517	—	1,331,517	—
Subordinated notes, net of unamortized debt issuance costs	98,100	101,627	—	101,627	—
Long-term debt, net of unamortized debt issuance costs	60,236	45,147	—	45,147	—

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

10.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Current income tax expense	$3,027	$3,785
Deferred income tax (benefit) expense	(19)	(812)
Income tax expense	$3,008	$2,973

Net deferred tax assets totaled $26.8 million at March 31, 2017 and $28.9 million at December 31, 2016.  No valuation allowance for deferred tax assets was recorded at March 31, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at March 31, 2017 or December 31, 2016.

During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information.

We recognized income tax expense of $3.0 million for both the three months ended March 31, 2017 and March 31, 2016, for an effective tax rate (“ETR”) of 16.7% and 18.0%, respectively. The adoption of the accounting standard above reduced income tax expense by $126,000 and the ETR by 0.7% for the three months ended March 31, 2017. The lower ETR for the three months ended March 31, 2017 was due largely to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2016. The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns and certain state tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$666,207	$665,663
Standby letters of credit	8,612	9,075
Total	$674,819	$674,738

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

Securities. In the normal course of business we buy and sell securities. There were $10.5 million and $160,000 of unsettled trades to purchase securities at March 31, 2017 and December 31, 2016, respectively. There were $57.4 million unsettled trades to sell securities as of March 31, 2017. As of December 31, 2016, there were no unsettled trades to sell securities.

Deposits. There were $31.2 million of unsettled issuances of brokered CDs at March 31, 2017. There were no unsettled issuances of brokered CDs at December 31, 2016.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions and estimates about our future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions about trends in asset quality, capital, liquidity, the pace of loan and revenue growth, the Company’s ability to sell nonperforming assets, expense reductions, planned operational efficiencies, earnings and certain market risk disclosures, including the impact of interest rates and other economic factors, are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

•
general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil, and gas credit and liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses;

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank’s ability to pay dividends to us;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes, including potential cyber-security incidents;

•	execution of future acquisition, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of loss on impaired loans is generally based on the fair value of the collateral if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates and methodologies, comparisons to recent sales prices of similar assets, and other assumptions consistent with those that would be utilized by unrelated third parties performing a valuation.
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
As of March 31, 2017, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) and the OmniAmerican Bank Defined Benefit Plan (the “Acquired Plan”) are described in “Note 11 – Employee Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Effective December 31, 2006, employee benefits under the Acquired Plan were frozen by Omni. In addition, no new participants may be added to the Acquired Plan. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the Plan obligations include the discount rate, the rate of salary increases and the estimated future return on Plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the Plans at December 31, 2016.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We consider broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At March 31, 2017, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.23%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$666,207	$665,663
Standby letters of credit	8,612	9,075
Total	$674,819	$674,738

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

Securities. In the normal course of business we buy and sell securities. There were $10.5 million and $160,000 of unsettled trades to purchase securities at March 31, 2017 and December 31, 2016, respectively. There were $57.4 million unsettled trades to sell securities as of March 31, 2017. As of December 31, 2016, there were no unsettled trades to sell securities.

Deposits. There were $31.2 million of unsettled issuances of brokered CDs at March 31, 2017. There were no unsettled issuances of brokered CDs at December 31, 2016.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended March 31, 2017, our net income increased $1.5 million, or 10.9%, to $15.0 million compared to the same period in 2016. The increase was primarily the result of a $1.9 million increase in interest income, a $1.2 million decrease in provision for loan losses, and a $3.5 million decrease in noninterest expense, partially offset by a $3.2 million increase in interest expense and a $1.9 million decrease in noninterest income. Earnings per diluted share increased $0.01, or 2.0%, to $0.52 for the three months ended March 31, 2017, from $0.51 for the same period in 2016.

Financial Condition

Our total assets increased $92.5 million, or 1.7%, to $5.66 billion at March 31, 2017 from $5.56 billion at December 31, 2016 primarily as a result of increases in our cash and cash equivalents, unsettled trades to sell securities, and unsettled issuances of brokered certificate of deposits.  Our securities portfolio decreased by $43.3 million, or 1.8%, to $2.37 billion, compared to $2.42 billion at December 31, 2016. Loans decreased $17.6 million, or 0.7%, to $2.54 billion compared to $2.56 billion at December 31, 2016. The net decrease in our loans was comprised of decreases in construction loans of $17.8 million, $14.4 million of 1-4 family residential loans, $12.3 million of loans to individuals and $1.2 million of municipal loans, which decreases were partially offset by increases in commercial real estate loans of $28.3 million.

Our nonperforming assets at March 31, 2017 decreased to $14.1 million and represented 0.25% of total assets, compared to $15.1 million or 0.27% of total assets at December 31, 2016.  Nonaccruing loans decreased $1.0 million, or 12.3%, to $7.3 million and the ratio of nonaccruing loans to total loans decreased to 0.29% at March 31, 2017 compared to 0.32% at December 31, 2016.  Other Real Estate Owned (“OREO”) increased to $367,000 at March 31, 2017 from $339,000 at December 31, 2016. Repossessed assets decreased to $26,000 at March 31, 2017 from $49,000 at December 31, 2016.  Restructured loans were $6.4 million at both March 31, 2017 and December 31, 2016.

Our deposits increased $172.2 million, or 4.9%, to $3.71 billion at March 31, 2017 from $3.53 billion at December 31, 2016.  The increase in our deposits during 2017 was primarily the result of an increase in brokered CDs, public fund deposits and noninterest bearing deposits. For the three months ended March 31, 2017, our non-interest bearing deposits increased $49.2 million and interest bearing deposits increased $123.0 million. Total FHLB advances decreased $103.8 million to $1.21 billion at March 31, 2017 from $1.31 billion at December 31, 2016.  Short-term FHLB advances increased $86.4 million to $952.9 million at March 31, 2017 from $866.5 million at December 31, 2016.  Long-term FHLB advances decreased $190.2 million to $252.9 million at March 31, 2017 from $443.1 million at December 31, 2016.

Shareholders’ equity at March 31, 2017 totaled $531.5 million compared to $518.3 million at December 31, 2016. The 2.5% increase was primarily the result of net income of $15.0 million recorded for the three months ended March 31, 2017, a decrease in accumulated other comprehensive loss of $3.9 million, net issuance of common stock under employee stock plans of $597,000, stock compensation expense of $494,000 and common stock issued under our dividend reinvestment plan of $353,000.  These increases were partially offset by cash dividends paid of $7.1 million.

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
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
During the quarter ended March 31, 2017, we sold Texas municipal securities, U.S. Agency collateralized mortgage obligations (“CMO”), U.S. Agency commercial mortgage-backed securities (“CMBS”), and U.S. Treasury securities that resulted in an overall gain on the sale of AFS securities of $322,000. During the first quarter we elected to sell selected long-term CMBS, lower yielding MBS and low balance, short duration MBS. In addition, we sold Texas municipal securities with lower yields and longer durations. During the first quarter of 2017, we sold approximately $12.0 million of our lowest yielding U.S. Treasuries. During the quarter ended March 31, 2017, we primarily purchased premium CMOs with favorable expected returns in relation to risk. Our total portfolio, comprised of investment and MBS, decreased from $2.42 billion at December 31, 2016 to $2.37 billion at March 31, 2017.
At March 31, 2017, securities decreased as a percentage of assets to 42.0% as compared to 43.4% at December 31, 2016 due to the overall increase in total assets of $92.5 million and the $43.3 million, or 1.8%, decrease in the securities portfolio. The size of the securities portfolio increased during the last quarter of 2016 to offset the interest expense associated with the subordinated debt we issued in September 2016. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 7.9%, or $103.8 million, to $1.21 billion at March 31, 2017 from $1.31 billion at December 31, 2016. During the three months ended March 31, 2017, our long-term FHLB advances decreased $190.2 million, to $252.9 million from $443.1 million at December 31, 2016. From time to time, the Company may enter into various variable rate advances with the FHLB. These advances totaled $240.0 million at March 31, 2017 and $250.0 million at December 31, 2016, of which $60.0 million and $230.0 million were considered long-term at March 31, 2017 and December 31, 2016, respectively. These advances have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. Two of the variable rate advances have interest rates of three-month LIBOR minus 25 basis points. In connection with obtaining these advances, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as a cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring.
On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to Southside Bank to finance its activities. The unamortized discount and debt issuance costs deducted from the subordinated notes totaled approximately $1.9 million at March 31, 2017.
Our brokered CDs increased from $35.5 million at December 31, 2016 to $120.5 million at March 31, 2017, or 239.3%, due to ALCO objectives. At March 31, 2017, approximately $114.7 million of our brokered CDs were non-callable with a weighted average cost of 75 basis points and remaining maturities of one to thirteen months. The remaining $5.7 million were long-term brokered CDs that mature within three years and have short-term calls that we control.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the three months ended March 31, 2017, decreases in FHLB advances offset by the increase in deposits resulted in a slight decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 37.0% at March 31, 2017 from 38.5% at December 31, 2016.
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

RESULTS OF OPERATIONS
The “Average Balances with Average Yields and Rates” table that follows provides an analysis of net interest income for the three months ended March 31, 2017 and 2016 and details the components of the change in net interest income for the three months ended March 31, 2017 compared to the same period in the prior year (dollars in thousands).

	Average Balances with Average Yields and Rates
			(unaudited)
			Three Months Ended
	March 31, 2017			March 31, 2016
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1) (2)	$2,549,230	$28,241	4.49%	$2,434,837	$28,793	4.76%
Loans held for sale	7,023	48	2.77%	3,581	32	3.59%
Securities:
Investment securities (taxable) (4)	86,511	377	1.77%	41,659	214	2.07%
Investment securities (tax-exempt) (3) (4)	779,772	9,929	5.16%	635,766	8,494	5.37%
Mortgage-backed and related securities (4)	1,570,510	10,045	2.59%	1,454,343	9,391	2.60%
Total securities	2,436,793	20,351	3.39%	2,131,768	18,099	3.41%
FHLB stock, at cost, and other investments	66,547	298	1.82%	55,116	217	1.58%
Interest earning deposits	162,235	346	0.86%	51,246	70	0.55%
Federal funds sold	7,217	14	0.79%	—	—	—
Total earning assets	5,229,045	49,298	3.82%	4,676,548	47,211	4.06%
Cash and due from banks	53,528			55,732
Accrued interest and other assets	350,729			370,022
Less: Allowance for loan losses	(18,130)			(20,088)
Total assets	$5,615,172			$5,082,214
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$252,744	92	0.15%	$235,492	65	0.11%
Time deposits	927,610	2,227	0.97%	915,316	1,723	0.76%
Interest bearing demand deposits	1,707,996	1,962	0.47%	1,717,717	1,468	0.34%
Total interest bearing deposits	2,888,350	4,281	0.60%	2,868,525	3,256	0.46%
Short-term interest bearing liabilities	1,007,546	2,065	0.83%	413,985	696	0.68%
Long-term interest bearing liabilities – FHLB Dallas	301,775	1,402	1.88%	566,825	2,039	1.45%
Subordinated notes (5)	98,117	1,393	5.76%	—	—	—
Long-term debt (6)	60,237	467	3.14%	60,232	405	2.70%
Total interest bearing liabilities	4,356,025	9,608	0.89%	3,909,567	6,396	0.66%
Noninterest bearing deposits	693,729			672,865
Accrued expenses and other liabilities	39,960			45,390
Total liabilities	5,089,714			4,627,822
Shareholders’ equity	525,458			454,392
Total liabilities and shareholders’ equity	$5,615,172			$5,082,214
Net interest income		$39,690			$40,815
Net interest margin on average earning assets			3.08%			3.51%
Net interest spread			2.93%			3.40%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,035 and $1,060 for the three months ended March 31, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $3,375 and $3,139 for the three months ended March 31, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.9 million for the three months ended March 31, 2017.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the three months ended March 31, 2017 and 2016 reflect unamortized debt issuance costs of $74,000 and $79,000, respectively.

Note: As of March 31, 2017 and 2016, loans totaling $7,261 and $21,927, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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
Analysis of Changes in Interest Income and Interest Expense
The following table compares the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields/rates for the periods shown (in thousands):

	Three Months Ended March 31, 2017 Compared to 2016
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$1,316	$(1,868)	$(552)
Loans held for sale	25	(9)	16
Investment securities (taxable)	200	(37)	163
Investment securities (tax exempt) (1)	1,849	(414)	1,435
Mortgage-backed securities	744	(90)	654
FHLB stock, at cost and other investments	49	32	81
Interest earning deposits	219	57	276
Federal funds sold	14	—	14
Total interest income	4,416	(2,329)	2,087
INTEREST EXPENSE:
Savings deposits	5	22	27
Time deposits	23	481	504
Interest bearing demand deposits	(8)	502	494
Short-term interest bearing liabilities	1,188	181	1,369
Long-term FHLB advances	(1,125)	488	(637)
Subordinated notes	1,393	—	1,393
Long-term debt	—	62	62
Total interest expense	1,476	1,736	3,212
Net interest income	$2,940	$(4,065)	$(1,125)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis. See “Non-GAAP Financial Measures.”
Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.
Net interest income for the three months ended March 31, 2017 decreased $1.3 million, or 3.6%, to $35.3 million, compared to $36.6 million for the same period in 2016. The decrease in net interest income for the three months ended March 31, 2017, compared to the same period in 2016, was the result of the increase in interest expense of $3.2 million associated with short- and long-term obligations and deposits, which were partially offset by an increase in interest income of $1.9 million, which was primarily a result of the increase in interest income from the securities portfolio. For the three months ended March 31, 2017, our net interest margin decreased to 3.08% for the three months ended March 31, 2017, compared to 3.51% for the same period in 2016 and our net interest spread decreased to 2.93%, compared to 3.40% for the same period in 2016, due to higher rates paid on interest-bearing liabilities along with a decrease in the yield on earning assets.
Total interest income increased $1.9 million, or 4.4%, to $44.9 million during the three months ended March 31, 2017, compared to $43.0 million during the same period in 2016. The increase was attributable to the increase in average earning assets of $552.5 million, or 11.8%, to $5.23 billion for the three months ended March 31, 2017 from $4.68 billion for the same period in 2016, which was partially offset by the decrease in the average yield on earning assets to 3.82% for the three months ended March 31, 2017 from 4.06% for the three months ended March 31, 2016. The decrease in the yield on earning assets during the three months ended March 31, 2017 is the result of a decrease in the average yield on loans which decreased from 4.76% for the three months ended March 31, 2016 to 4.49% for the three months ended March 31, 2017, due to the $1.3 million recovery of interest income on the payoff of a long-term nonaccrual loan during the first quarter of 2016 and a decrease in purchase accounting accretion for the three months ended March 31, 2017.
Total interest expense increased $3.2 million, or 50.2%, to $9.6 million during the three months ended March 31, 2017, compared to $6.4 million during the same period in 2016.  The increase in interest expense for the three months ended March 31, 2017 was attributable to the increase in average interest bearing liabilities of $446.5 million, or 11.4%, from $3.91 billion during the three months ended March 31, 2016 to $4.36 billion during the three months ended March 31, 2017, and an increase in the average rate paid on interest bearing liabilities to 0.89% for the three months ended March 31, 2017, from 0.66% for the three months ended March 31, 2016.  The increase in average interest-bearing liabilities was primarily the result of the increase in short-term interest bearing liabilities, the issuance of the subordinated notes and to a lesser extent, deposits, partially offset by a decrease in long-term interest bearing liabilities. The increase in rates paid on interest bearing liabilities was a direct result of the subordinated debt issuance, and to a lesser extent, the decrease in purchase accretion on the certificate of deposit premium, both having occurred during the third quarter of 2016.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating programs that we either provide or in which we participate. The following table details the categories included in noninterest income (in thousands):

	Three Months Ended March 31,
	2017	2016
Deposit services	$5,114	$5,085
Net gain on sale of securities available for sale	322	2,441
Gain on sale of loans	701	643
Trust income	890	855
Bank owned life insurance income	634	674
Brokerage services	547	575
Other noninterest income	1,465	1,323
Total noninterest income	$9,673	$11,596
Noninterest income was $9.7 million for the three months ended March 31, 2017, compared to $11.6 million for the same period in 2016, a decrease of $1.9 million, or 16.6%.  The decrease for the three months ended March 31, 2017 when compared to the same period in 2016 was primarily due to a decrease in net gain on sale of securities available for sale which was slightly offset by increases in other noninterest income. We sold U.S. Agency CMOs, U.S. Agency CMBS, Texas municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $322,000 for the three months ended March 31, 2017. The increase in other noninterest income was primarily attributable to increases in income from customer derivatives and mortgage servicing fee income, which was partially offset by a decrease in the return on other investments.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Salaries and employee benefits	$15,919	$17,732
Occupancy expense	2,863	3,335
Advertising, travel & entertainment	583	685
ATM and debit card expense	927	712
Professional fees	939	1,338
Software and data processing expense	725	749
Telephone and communications	526	484
FDIC insurance	441	638
Other noninterest expense	2,935	3,734
Total noninterest expense	$25,858	$29,407
Noninterest expense was $25.9 million for the three months ended March 31, 2017, compared to $29.4 million for the same period in 2016, representing a decrease of $3.5 million, or 12.1%. The decrease for the three months ended March 31, 2017 was primarily the result of a decrease in salary and employee benefits, occupancy expense, and professional fees and other noninterest expense.
Salary and employee benefits decreased due to a decrease in retirement expense and to a lesser extent, direct salary expense, partially offset by an increase in health insurance expense. Retirement expense decreased $1.9 million, or 74.6%, most of which was related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016. Health insurance expense increased $196,000, or 15.1%, in the first quarter of 2017 compared to the same period last year. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and our health insurance costs may continue to increase during the remainder of 2017.
Occupancy expense decreased during the first quarter of 2017 due to lower rent expense as a result of early lease terminations during 2016. Professional fees decreased due to less expense in 2017 associated with the process improvement and re-branding efforts initiated in January 2016. The decreases in other noninterest expense were primarily due to a decrease in the provision expense for losses on unfunded loan commitments, other real estate owned ("OREO"), check card losses and a decrease in the core deposit intangible amortization expense.
Income Taxes
During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information.
Pre-tax income for the three months ended March 31, 2017 was $18.0 million, compared to $16.5 million for the same period in 2016.  We recorded income tax expense of $3.0 million for the three months ended March 31, 2017 and 2016. The adoption of the accounting standard above reduced income tax expense by $126,000 and the ETR by 0.7% for the three months ended March 31,2017. The effective tax rate (“ETR”) as a percentage of pre-tax income was 16.7% for the three months ended March 31, 2017, compared to an ETR as a percentage of pre-tax income of 18.0% for the same period in 2016.  The decrease in the ETR for the three months ended March 31, 2017 was due to an increase in tax-exempt income as a percentage of pre-tax income, as compared to the same periods in 2016.  The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance.
Net deferred tax assets totaled $26.8 million at March 31, 2017, as compared to $28.9 million at December 31, 2016. The $2.1 million decrease in deferred tax assets was due primarily to the decrease in the unrealized loss in the AFS securities portfolio. No valuation allowance for deferred tax assets was recorded at March 31, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of our total assets.  At March 31, 2017, these investments were 7.7% of total assets, as compared with 7.2% for December 31, 2016 and 11.2% for March 31, 2016.  The increase to 7.7% at March 31, 2017 is primarily reflective of increases in interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at March 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at March 31, 2017, we had one outstanding letter of credit for $195,000.  At March 31, 2017, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $753.7 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios and interest rate spreads and margins.  The ALCO performs interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and the adequacy of our liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact on net interest income of several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios. See Part I - “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Capital Resources
Our total shareholders’ equity at March 31, 2017 was $531.5 million, representing an increase of 2.5%, or $13.2 million, from December 31, 2016, and represented 9.4% of total assets at March 31, 2017 compared to 9.3% of total assets at December 31, 2016.
Increases to our shareholders’ equity consisted of net income of $15.0 million, a decrease in accumulated other comprehensive loss of $3.9 million, net issuance of common stock under employee stock plans of $597,000, stock compensation expense of $494,000 and common stock (10,433 shares) issued pursuant to our dividend reinvestment plan of $353,000.  These increases were partially offset by cash dividends paid of $7.1 million.
As a result of regulations, which became applicable to the Company and the Bank on January 1, 2015, we are required to comply with higher minimum capital requirements (the “Updated Capital Rules”). The Updated Capital Rules made substantial changes to previous capital standards. Among other things, the regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
The Updated Capital Rules also established the following minimum capital ratios, which started to phase in on January 1, 2015: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the Updated Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The Updated Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carry-backs and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of March 31, 2017, we met all capital adequacy requirements to which we were subject.
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
It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of our cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of our board of directors.
To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
March 31, 2017	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$468,396	14.58%	$144,598	4.50%	N/A	N/A
Bank Only	$583,575	18.16%	$144,592	4.50%	$208,856	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$525,036	16.34%	$192,797	6.00%	N/A	N/A
Bank Only	$583,575	18.16%	$192,790	6.00%	$257,053	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$643,106	20.01%	$257,062	8.00%	N/A	N/A
Bank Only	$603,512	18.78%	$257,053	8.00%	$321,316	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$525,036	9.51%	$220,800	4.00%	N/A	N/A
Bank Only	$583,575	10.58%	$220,721	4.00%	$275,901	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of March 31, 2017, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Return on Average Assets	1.08%	1.07%
Return on Average Shareholders’ Equity	11.57	11.96
Dividend Payout Ratio – Basic	48.08	45.10
Dividend Payout Ratio – Diluted	48.08	45.10
Average Shareholders’ Equity to Average Total Assets	9.36	8.94

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2016.  There were no substantial changes in these concentrations during the three months ended March 31, 2017.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.
Total loans decreased $17.6 million, or 0.7%, to $2.54 billion at March 31, 2017 from $2.56 billion at December 31, 2016, and increased $95.7 million, or 3.9%, from $2.44 billion at March 31, 2016.  Average loans increased $114.4 million, or 4.7%, for the three months ended March 31, 2017 when compared to the same period in 2016.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States, led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of April 24, 2017, the price per barrel of crude oil was approximately $49 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Energy loans comprised approximately 1.14% and 1.09% of our loan portfolio at March 31, 2017 and December 31, 2016, respectively. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.

The following table sets forth loan totals by class for the periods presented:

	At March 31, 2017	At December 31, 2016	At March 31, 2016
	(in thousands)
Real Estate Loans:
Construction	$362,367	$380,175	$464,750
1-4 Family Residential	622,881	637,239	644,826
Commercial	974,307	945,978	657,962
Commercial Loans	176,908	177,265	233,857
Municipal Loans	297,417	298,583	286,217
Loans to Individuals	105,038	117,297	155,619
Total Loans	$2,538,918	$2,556,537	$2,443,231
Construction loans decreased $17.8 million, or 4.7%, to $362.4 million at March 31, 2017 from $380.2 million at December 31, 2016, and decreased $102.4 million, or 22.0%, from $464.8 million at March 31, 2016. Our construction loans decreased during the three months ended March 31, 2017 due to pay offs and transfers to permanent financing, more than offsetting new loans and advances on existing construction projects.
1-4 family residential loans decreased $14.4 million, or 2.3%, to $622.9 million at March 31, 2017 from $637.2 million at December 31, 2016, and decreased $21.9 million, or 3.4%, from $644.8 million at March 31, 2016 due primarily to payoffs in excess of originations.
Commercial real estate loans increased $28.3 million, or 3.0%, to $974.3 million at March 31, 2017 from $946.0 million at December 31, 2016, and increased $316.3 million, or 48.1%, from $658.0 million at March 31, 2016. Our commercial real estate loans continued to increase during the three months ended March 31, 2017 primarily as a result of providing permanent financing on completed construction projects and continued growth in our Austin and Dallas-Fort Worth markets.
Commercial loans decreased $357,000, or 0.2%, to $176.9 million at March 31, 2017 from $177.3 million at December 31, 2016, and decreased $56.9 million, or 24.4%, from $233.9 million at March 31, 2016 due primarily to payoffs in excess of originations.
Municipal loans decreased $1.2 million, or 0.4%, to $297.4 million at March 31, 2017 from $298.6 million at December 31, 2016, and increased $11.2 million, or 3.9%, from $286.2 million at March 31, 2016.
Loans to individuals decreased $12.3 million, or 10.5%, to $105.0 million at March 31, 2017, from $117.3 million at December 31, 2016, and decreased $50.6 million, or 32.5%, from $155.6 million at March 31, 2016, which primarily reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
Loan Loss Experience and Allowance for Loan Losses
The allowance for loan losses is based on the most current review of the loan portfolio and is a result of multiple processes.  First, we utilize historical net charge-off data to establish general reserve amounts for each class of loans. The historical charge-off figure is further adjusted through qualitative factors that include general trends in past dues, nonaccruals and classified loans to more effectively and promptly react to both positive and negative movements not reflected in historical data. Second, our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by senior loan administration, the special assets department and the loan review department on a monthly basis.  Third, the loan review department independently reviews the portfolio on an annual basis.  The loan review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.  The loan review officer also reviews specific reserves compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge-off to determine the effectiveness of the specific reserve process.
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
As of March 31, 2017, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2017, the allowance for loan losses increased $574,000, or 3.2%, to $18.5 million, or 0.73% of total loans, when compared to $17.9 million, or 0.70% of total loans at December 31, 2016, due primarily to changes in qualitative factors in accordance with our methodology for determining the estimate of the allowance for loan loss. The allowance for loan losses decreased $3.3 million, or 15.2%, from $21.8 million, or 0.89% of total loans at March 31, 2016 as a result of charge-offs in the second half of 2016 associated with two large commercial borrowing relationships, one of which previously had a specific reserve.
For the three months ended March 31, 2017, loan charge-offs were $1.1 million and recoveries were $0.5 million. For the three months ended March 31, 2016, loan charge-offs were $1.1 million and recoveries were $0.9 million. The necessary provision expense was estimated at $1.1 million for the three months ended March 31, 2017, a decrease of $1.2 million, or 52.6%, for the comparable period in 2016.
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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2017	At December 31, 2016	At March 31, 2016
Nonaccrual loans	$7,261	$8,280	$21,927
Accruing loans past due more than 90 days	1	6	7
Restructured loans	6,424	6,431	11,762
Other real estate owned	367	339	265
Repossessed assets	26	49	85
Total Nonperforming Assets	$14,079	$15,105	$34,046

	At March 31, 2017	At December 31, 2016	At March 31, 2016
Asset Quality Ratios:
Nonaccruing loans to total loans	0.29%	0.32%	0.90%
Allowance for loan losses to nonaccruing loans	254.58	216.32	99.42
Allowance for loan losses to nonperforming assets	131.29	118.58	64.03
Allowance for loan losses to total loans	0.73	0.70	0.89
Nonperforming assets to total assets	0.25	0.27	0.68
Net charge-offs to average loans	0.08	0.02	0.04
Total nonperforming assets at March 31, 2017 were $14.1 million, a decrease of $1.0 million, or 6.8%, from $15.1 million at December 31, 2016 and a decrease of $20.0 million, or 58.6%, from $34.0 million at March 31, 2016.
From December 31, 2016 to March 31, 2017, nonaccrual loans decreased $1.0 million, or 12.3%, to $7.3 million, and decreased $14.7 million, or 66.9%, from March 31, 2016.  Of the total nonaccrual loans at March 31, 2017, $5.1 million are commercial loans, $723,000 are commercial real estate loans, $673,000 are 1-4 family residential real estate loans, $683,000 are loans to individuals, and $55,000 are construction loans. Restructured loans totaled $6.4 million at March 31, 2017 , with a slight decrease of $7,000, or 0.1%, compared to December 31, 2016 and decreased $5.3 million, or 45.4%, when compared to $11.8 million at March 31, 2016. OREO increased $28,000, or 8.3%, to $367,000 at March 31, 2017 from $339,000 at December 31, 2016 and increased $102,000, or 38.5%, from $265,000 at March 31, 2016.  The OREO at March 31, 2017 consisted primarily of commercial real estate and 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $23,000, or 46.9%, to $26,000 at March 31, 2017, from $49,000 at December 31, 2016 and decreased $59,000, or 69.4%, from $85,000 at March 31, 2016.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no significant changes in the types of market risks we face since December 31, 2016.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2017, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 1.03% and 0.27%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 3.28% and 1.53%, respectively, relative to the base case over the next 12 months. As of December 31, 2016, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 0.21%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 2.25% and 1.67%, respectively, relative to the base case over the next 12 months.  As of March 31, 2016, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 0.96% and 2.36%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.98% and 2.16%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	April 28, 2017	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 28, 2017	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3 (a)	10-Q	5/9/2014	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3 (b)(i)	8-K	11/24/2014	0-12247

(10)	Material Contracts
10.1	Employment Agreement, Julie Shamburger	X

10.2	Deferred Compensation Agreement, Tim Alexander	X

10.3	Deferred Compensation Agreement, Julie Shamburger	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.