Form 10-Q
period 2017-06-30
SOUTHSIDE BANCSHARES INC
filed 2017-07-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 24, 2017 was 29,343,954 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$56,033	$59,363
Interest earning deposits	175,039	102,251
Federal funds sold	4,760	8,040
Total cash and cash equivalents	235,832	169,654
Securities available for sale, at estimated fair value	1,397,811	1,479,600
Securities held to maturity, at carrying value (estimated fair value of $943,776 and $944,282, respectively)	925,538	937,487
FHLB stock, at cost	61,561	61,084
Other investments	5,424	5,508
Loans held for sale	3,036	7,641
Loans:
Loans	2,610,198	2,556,537
Less: Allowance for loan losses	(19,241)	(17,911)
Net Loans	2,590,957	2,538,626
Premises and equipment, net	105,938	106,003
Goodwill	91,520	91,520
Other intangible assets, net	3,767	4,608
Interest receivable	23,220	25,183
Deferred tax asset, net	22,428	28,891
Bank owned life insurance	99,011	97,775
Other assets	12,439	10,187
Total assets	$5,578,482	$5,563,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$757,353	$704,013
Interest bearing	2,866,720	2,829,063
Total deposits	3,624,073	3,533,076
Short-term obligations:
Federal funds purchased and repurchase agreements	8,424	7,097
FHLB advances	1,015,833	866,518
Total short-term obligations	1,024,257	873,615
Long-term obligations:
FHLB advances	162,249	443,128
Subordinated notes, net of unamortized debt issuance costs	98,171	98,100
Long-term debt, net of unamortized debt issuance costs	60,238	60,236
Total long-term obligations	320,658	601,464
Unsettled trades to purchase securities	24,883	160
Other liabilities	37,546	37,178
Total liabilities	5,031,417	5,045,493

Off-balance-sheet arrangements, commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock ($1.25 par value, 40,000,000 shares authorized, 32,245,251 shares issued at June 30, 2017 and 31,455,951 shares issued at December 31, 2016)	40,306	39,320
Paid-in capital	561,728	535,240
Retained earnings	19,408	30,098
Treasury stock, at cost (2,901,297 shares at June 30, 2017 and 2,913,064 shares at December 31, 2016)	(47,832)	(47,891)
Accumulated other comprehensive loss	(26,545)	(38,493)
Total shareholders’ equity	547,065	518,274
Total liabilities and shareholders’ equity	$5,578,482	$5,563,767

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans	$28,090	$26,233	$55,344	$53,998
Investment securities – taxable	267	107	644	321
Investment securities – tax-exempt	6,157	5,137	12,711	10,492
Mortgage-backed securities	10,818	9,366	20,863	18,757
FHLB stock and other investments	299	185	597	402
Other interest earning assets	378	61	738	131
Total interest income	46,009	41,089	90,897	84,101
Interest expense
Deposits	5,138	3,515	9,419	6,771
Short-term obligations	2,480	906	4,545	1,602
Long-term obligations	2,967	2,290	6,229	4,734
Total interest expense	10,585	6,711	20,193	13,107
Net interest income	35,424	34,378	70,704	70,994
Provision for loan losses	1,346	3,768	2,444	6,084
Net interest income after provision for loan losses	34,078	30,610	68,260	64,910
Noninterest income
Deposit services	5,255	5,099	10,369	10,184
Net (loss) gain on sale of securities available for sale	(75)	728	247	3,169
Gain on sale of loans	505	873	1,206	1,516
Trust income	899	869	1,789	1,724
Bank owned life insurance income	635	647	1,269	1,321
Brokerage services	682	535	1,229	1,110
Other	1,392	619	2,857	1,942
Total noninterest income	9,293	9,370	18,966	20,966
Noninterest expense
Salaries and employee benefits	14,915	14,849	30,834	32,581
Occupancy expense	2,897	2,993	5,760	6,328
Advertising, travel & entertainment	548	722	1,131	1,407
ATM and debit card expense	889	736	1,816	1,448
Professional fees	1,050	1,478	1,989	2,816
Software and data processing expense	688	739	1,413	1,488
Telephone and communications	476	468	1,002	952
FDIC insurance	445	645	886	1,283
FHLB prepayment fees	—	148	—	148
Other	3,629	3,035	6,564	6,769
Total noninterest expense	25,537	25,813	51,395	55,220

Income before income tax expense	17,834	14,167	35,831	30,656
Income tax expense	3,353	2,772	6,361	5,745
Net income	$14,481	$11,395	$29,470	$24,911
Earnings per common share – basic	$0.49	$0.42	$1.01	$0.92
Earnings per common share – diluted	$0.49	$0.42	$1.00	$0.92
Dividends paid per common share	$0.28	$0.24	$0.53	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$14,481	$11,395	$29,470	$24,911
Other comprehensive income:
Securities available for sale and transferred securities:
Change in net unrealized holding gains on available for sale securities during the period	13,221	16,247	18,106	43,991
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	213	87	701	144
Reclassification adjustment for net loss (gain) on sale of available for sale securities, included in net income	75	(728)	(247)	(3,169)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(1,768)	(3,594)	(1,848)	(6,195)
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	—	273	—
Reclassification adjustment for net loss on interest rate swap derivatives, included in net income	245	460	624	817
Reclassification adjustment for amortization of unrealized gains on terminated interest rate swap derivatives	(22)	—	(31)	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	416	502	807	913
Amortization of prior service (credit) cost, included in net periodic benefit cost	(2)	8	(4)	4
Other comprehensive income, before tax	12,378	12,982	18,381	36,505
Income tax expense related to items of other comprehensive income	(4,332)	(4,544)	(6,433)	(12,777)
Other comprehensive income, net of tax	8,046	8,438	11,948	23,728
Comprehensive income	$22,527	$19,833	$41,418	$48,639

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
Net income	—	—	24,911	—	—	24,911
Other comprehensive income	—	—	—	—	23,728	23,728
Issuance of common stock for dividend reinvestment plan (23,015 shares)	29	619	—	—	—	648
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	758	—	—	—	758
Tax benefits related to stock awards	—	17	—	—	—	17
Net issuance of common stock under employee stock plans (23,168 shares)	29	145	(31)	—	—	143
Cash dividends paid on common stock ($0.47 per share)	—	—	(11,768)	—	—	(11,768)
Stock dividend declared (1,252,353 shares)	1,565	33,200	(34,765)	—	—	—
Balance at June 30, 2016	$36,455	$458,817	$19,874	$(47,891)	$5,045	$472,300

Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	29,470	—	—	29,470
Other comprehensive income	—	—	—	—	11,948	11,948
Issuance of common stock for dividend reinvestment plan (21,474 shares)	27	694	—	—	—	721
Stock compensation expense	—	913	—	—	—	913
Net issuance of common stock under employee stock plans (60,078 shares)	60	820	(49)	59	—	890
Cash dividends paid on common stock ($0.53 per share)	—	—	(15,151)	—	—	(15,151)
Stock dividend declared (719,515 shares)	899	24,061	(24,960)	—	—	—
Balance at June 30, 2017	$40,306	$561,728	$19,408	$(47,832)	$(26,545)	$547,065

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$29,470	$24,911
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	4,846	4,328
Securities premium amortization (discount accretion), net	8,756	9,366
Loan (discount accretion) premium amortization, net	(677)	(1,680)
Provision for loan losses	2,444	6,084
Stock compensation expense	913	758
Deferred tax expense	17	506
Net tax benefit related to stock awards	—	(17)
Net gain on sale of securities available for sale	(247)	(3,169)
Net loss (gain) on premises and equipment	55	(19)
Gross proceeds from sales of loans held for sale	39,582	42,602
Gross originations of loans held for sale	(34,977)	(44,674)
Net (gain) loss on other real estate owned	(1)	147
Net change in:
Interest receivable	1,963	506
Other assets	2,479	(2,599)
Interest payable	60	378
Other liabilities	(5,935)	(1,872)
Net cash provided by operating activities	48,748	35,556

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(272,410)	(355,720)
Sales	328,854	352,299
Maturities, calls and principal repayments	62,242	97,816
Securities held to maturity:
Purchases	(1,521)	(23,542)
Maturities, calls and principal repayments	11,316	9,206
Proceeds from redemption of FHLB stock and other investments	114	3,644
Purchases of FHLB stock and other investments	(477)	(235)
Net loans paydowns (originations)	(54,362)	37,446
Purchases of premises and equipment	(3,926)	(3,327)
Proceeds from sales of premises and equipment	5	51
Proceeds from sales of other real estate owned	134	587
Proceeds from sales of repossessed assets	272	568
Net cash provided by investing activities	70,241	118,793

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2017	2016
FINANCING ACTIVITIES:
Net change in deposits	$90,953	$115,428
Net increase in federal funds purchased and repurchase agreements	1,327	8,636
Proceeds from FHLB advances	1,631,476	3,815,906
Repayment of FHLB advances	(1,763,027)	(4,090,022)
Tax benefit related to stock awards	—	17
Proceeds from stock option exercises	1,022	194
Cash paid to tax authority from stock option exercises	(132)	(51)
Purchase of common stock	—	(10,199)
Proceeds from the issuance of common stock for dividend reinvestment plan	721	648
Cash dividends paid	(15,151)	(11,768)
Net cash used in financing activities	(52,811)	(171,211)

Net increase (decrease) in cash and cash equivalents	66,178	(16,862)
Cash and cash equivalents at beginning of period	169,654	80,975
Cash and cash equivalents at end of period	$235,832	$64,113

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$20,134	$12,727
Income taxes paid	$5,500	$5,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$263	$764
Adjustment to pension liability	$(803)	$(917)
Stock dividend (2.5% and 5%, respectively)	$24,960	$34,765
Unsettled trades to purchase securities	$(24,883)	$(11,793)

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
The consolidated balance sheet as of June 30, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, cash flows and notes to the financial statements for the three- and six-month periods ended June 30, 2017 and 2016 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
On May 4, 2017, our board of directors declared a 2.5% stock dividend to common stock shareholders of record as of May 30, 2017, which was paid on June 27, 2017. All share data has been adjusted to give retroactive recognition to stock dividends.
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.
Accounting Changes and Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
We adopted ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017 which requires all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the vesting period or exercise of the award. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense by $84,000, or less than $0.01 on our diluted earnings per common share for the three months ended June 30, 2017, and $210,000, or $0.01 on our diluted earnings per common share for the six months ended June 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the vesting period or exercise of the award. We have elected to apply that change in cash flow on a prospective basis and therefore, prior periods have not been adjusted. ASU 2016-09 also requires the classification of employee taxes paid when an employer withholds shares for tax withholding purposes be classified as a financing activity in the statement of cash flow and be applied retrospectively. The requirement to report the employee taxes paid is reflected in prior period presentation in our consolidated statement of cash flows. In connection with the adoption of ASU 2016-09, we have also elected to recognize forfeitures as they occur.
Terminated Derivative Financial Instruments
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within accumulated other comprehensive income (AOCI) will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in accumulated other comprehensive income shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges of forecasted transactions. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.

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
Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) until the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment.  We anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018. Our revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  We have evaluated the impact this guidance will have in relation to our noninterest income derived from contracts with our customers as it relates to deposit services, trust income, brokerage services, and merchant services (included in other noninterest income) which we have determined to be in the scope of ASU 2014-09.  The adoption of ASU 2014-09 is not expected to have a material impact on our financials. We are continuing to evaluate the impact of the additional disclosures required by this guidance.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We did not early adopt ASU 2017-04. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We are currently evaluating the potential impact of the pending adoption of ASU 2017-07 on our consolidated financial statements.
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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on our consolidated financial statements.

2.    Pending Acquisition
On June 12, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diboll State Bancshares, Inc., a Texas corporation (“Diboll”) and the holding company for First Bank & Trust East Texas, a Texas banking association based in Diboll, Texas. As of June 30, 2017, Diboll had $993.8 million in assets. The Merger Agreement provides that, subject to the terms and conditions thereof, Diboll will merge with and into the Company, with the Company as the surviving corporation. The merger is expected to close during the fourth quarter of 2017, after receipt of regulatory approvals, the approval of Diboll’s shareholders, and the satisfaction of other customary closing conditions.
Pursuant to the Merger Agreement, the Company will issue 5,535,000 shares of Company common stock and up to $25.0 million in cash for all outstanding shares of Diboll stock, subject to adjustment pursuant to the terms of the Merger Agreement.

3.     Earnings Per Share
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and Diluted Earnings:
Net income	$14,481	$11,395	$29,470	$24,911
Basic weighted-average shares outstanding	29,318	26,890	29,303	27,002
Add: Stock awards	201	123	208	97
Diluted weighted-average shares outstanding	29,519	27,013	29,511	27,099

Basic Earnings Per Share:
Net Income	$0.49	$0.42	$1.01	$0.92
Diluted Earnings Per Share:
Net Income	$0.49	$0.42	$1.00	$0.92

For the three- and six-month periods ended June 30, 2017, there were approximately 52,000 and 51,000 anti-dilutive shares, respectively. For the three- and six-month periods ended June 30, 2016, there were approximately 23,000 and 54,000 anti-dilutive shares, respectively.
4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(20,425)	$4,961	$(134)	$(18,993)	$(34,591)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	13,221	(1,768)	—	—	11,453
Reclassified from accumulated other comprehensive income (loss)	288	223	(2)	416	925
Income tax (expense) benefit	(4,728)	541	—	(145)	(4,332)
Net current-period other comprehensive income (loss), net of tax	8,781	(1,004)	(2)	271	8,046
Ending balance, net of tax	$(11,644)	$3,957	$(136)	$(18,722)	$(26,545)

	Six Months Ended June 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	18,106	(1,575)	—	—	16,531
Reclassified from accumulated other comprehensive income (loss)	454	593	(4)	807	1,850
Income tax (expense) benefit	(6,496)	344	1	(282)	(6,433)
Net current-period other comprehensive income (loss), net of tax	12,064	(638)	(3)	525	11,948
Ending balance, net of tax	$(11,644)	$3,957	$(136)	$(18,722)	$(26,545)

	Three Months Ended June 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$16,245	$(1,459)	$(47)	$(18,132)	$(3,393)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	16,247	(3,594)	—	—	12,653
Reclassified from accumulated other comprehensive income (loss)	(641)	460	8	502	329
Income tax (expense) benefit	(5,462)	1,097	(3)	(176)	(4,544)
Net current-period other comprehensive income (loss), net of tax	10,144	(2,037)	5	326	8,438
Ending balance, net of tax	$26,389	$(3,496)	$(42)	$(17,806)	$5,045

	Six Months Ended June 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	43,991	(6,195)	—	—	37,796
Reclassified from accumulated other comprehensive income (loss)	(3,025)	817	4	913	(1,291)
Income tax (expense) benefit	(14,338)	1,882	(2)	(319)	(12,777)
Net current-period other comprehensive income (loss), net of tax	26,628	(3,496)	2	594	23,728
Ending balance, net of tax	$26,389	$(3,496)	$(42)	$(17,806)	$5,045

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(213)	$(87)	$(701)	$(144)
Tax benefit	75	30	245	50
Net of tax	$(138)	$(57)	$(456)	$(94)

Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (2)	$(75)	$728	$247	$3,169
Tax benefit (expense)	26	(255)	(86)	(1,109)
Net of tax	$(49)	$473	$161	$2,060

Derivatives:
Realized net loss on interest rate swap derivatives (3)	$(245)	$(460)	$(624)	$(817)
Tax benefit	86	161	218	286
Net of tax	$(159)	$(299)	$(406)	$(531)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$22	$—	$31	$—
Tax expense	(8)	—	(11)	—
Net of tax	$14	$—	$20	$—

Amortization of pension plan:
Net actuarial loss (4)	$(416)	$(502)	$(807)	$(913)
Prior service credit (cost) (4)	2	(8)	4	(4)
Total before tax	(414)	(510)	(803)	(917)
Tax benefit	145	179	281	321
Net of tax	(269)	(331)	(522)	(596)
Total reclassifications for the period, net of tax	$(601)	$(214)	$(1,203)	$839
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net (loss) gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for long-term obligations on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of June 30, 2017 and December 31, 2016 are reflected in the tables below (in thousands):

	June 30, 2017
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$330,155	$3,047	$7,043	$326,159	$—	$—	$326,159
Other Stocks and Bonds	5,059	85	—	5,144	—	—	5,144
Other Equity Securities	6,034	—	80	5,954	—	—	5,954
Mortgage-backed Securities: (1)
Residential	651,291	7,376	4,563	654,104	—	—	654,104
Commercial	405,217	2,467	1,234	406,450	—	—	406,450
Total	$1,397,756	$12,975	$12,920	$1,397,811	$—	$—	$1,397,811

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$429,146	$3,196	$12,517	$419,825	$12,529	$2,199	$430,155
Mortgage-backed Securities: (1)
Residential	135,110	—	5,328	129,782	2,587	249	132,120
Commercial	379,250	983	4,302	375,931	6,364	794	381,501
Total	$943,506	$4,179	$22,147	$925,538	$21,480	$3,242	$943,776

	December 31, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$74,016	$—	$3,947	$70,069	$—	$—	$70,069
State and Political Subdivisions	394,050	3,217	12,070	385,197	—	—	385,197
Other Stocks and Bonds	6,587	64	—	6,651	—	—	6,651
Other Equity Securities	6,039	—	119	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	630,603	6,434	9,529	627,508	—	—	627,508
Commercial	386,109	1,201	3,055	384,255	—	—	384,255
Total	$1,497,404	$10,916	$28,720	$1,479,600	$—	$—	$1,479,600

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$435,080	$3,987	$13,257	$425,810	$7,595	$3,493	$429,912
Mortgage-backed Securities: (1)
Residential	142,060	—	5,748	136,312	1,534	950	136,896
Commercial	379,016	1,067	4,718	375,365	4,372	2,263	377,474
Total	$956,156	$5,054	$23,723	$937,487	$13,501	$6,706	$944,282

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. During 2016, the Company transferred securities with a fair value of $157.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the six months ended June 30, 2017.

The following tables represent the estimated fair value and unrealized loss on securities AFS and HTM as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$211,790	$6,653	$8,285	$390	$220,075	$7,043
Other Equity Securities	5,954	80	—	—	5,954	80
Mortgage-backed Securities:
Residential	232,169	3,391	22,832	1,172	255,001	4,563
Commercial	98,096	1,234	—	—	98,096	1,234
Total	$548,009	$11,358	$31,117	$1,562	$579,126	$12,920
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$59,673	$706	$32,490	$1,493	$92,163	$2,199
Mortgage-backed Securities:
Residential	18,607	249	—	—	18,607	249
Commercial	49,291	794	—	—	49,291	794
Total	$127,571	$1,749	$32,490	$1,493	$160,061	$3,242

	As of December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$70,069	$3,947	$—	$—	$70,069	$3,947
State and Political Subdivisions	264,485	12,069	887	1	265,372	12,070
Other Equity Securities	5,920	119	—	—	5,920	119
Mortgage-backed Securities:
Residential	369,903	9,491	6,199	38	376,102	9,529
Commercial	245,422	3,055	—	—	245,422	3,055
Total	$955,799	$28,681	$7,086	$39	$962,885	$28,720
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$179,939	$2,190	$29,427	$1,303	$209,366	$3,493
Mortgage-backed Securities:
Residential	107,024	950	—	—	107,024	950
Commercial	186,854	2,263	—	—	186,854	2,263
Total	$473,817	$5,403	$29,427	$1,303	$503,244	$6,706

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at June 30, 2017.
The majority of the securities in an unrealized loss position are highly rated municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at June 30, 2017.
Our equity securities consist of investments that are deemed to be qualified under the Community Reinvestment Act (CRA) of 1977. We primarily invest in securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. We evaluate the near-term prospects of our other equity securities in relation to the severity and duration of the current unrealized loss position. Based upon that evaluation, management does not consider the other equity securities to be other-than-temporarily impaired at June 30, 2017.

The following tables present interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2017	2016
U.S. Treasury	$204	$21
State and Political Subdivisions	6,157	5,137
Other Stocks and Bonds	35	57
Other Equity Securities	28	29
Mortgage-backed Securities	10,818	9,366
Total interest income on securities	$17,242	$14,610

	Six Months Ended June 30,
	2017	2016
U.S. Treasury	$519	$148
State and Political Subdivisions	12,711	10,492
Other Stocks and Bonds	69	115
Other Equity Securities	56	58
Mortgage-backed Securities	20,863	18,757
Total interest income on securities	$34,218	$29,570

Of the approximately $247,000 in net securities gains from the AFS portfolio for the six months ended June 30, 2017, there were $3.6 million in realized gain positions and $3.3 million in realized loss positions.  Of the $3.2 million in net securities gains from the AFS portfolio for the six months ended June 30, 2016, there were $3.7 million in realized gain positions and $551,000 in realized loss positions. There were no sales from the HTM portfolio during the six months ended June 30, 2017 or 2016. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost, carrying value and estimated fair value of AFS and HTM securities at June 30, 2017, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2017
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$8,090	$8,220
Due after one year through five years	20,046	20,797
Due after five years through ten years	31,112	31,582
Due after ten years	275,966	270,704
	335,214	331,303
Mortgage-backed Securities and Other Equity Securities:	1,062,542	1,066,508
Total	$1,397,756	$1,397,811

	June 30, 2017
	Carrying Value	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$22,130	$21,569
Due after one year through five years	41,941	42,155
Due after five years through ten years	106,435	108,483
Due after ten years	249,319	257,948
	419,825	430,155
Mortgage-backed Securities:	505,713	513,621
Total	$925,538	$943,776

Investment securities and MBS with carrying values of $1.21 billion and $1.50 billion were pledged as of June 30, 2017 and December 31, 2016, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed quarterly for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2017	December 31, 2016
Real Estate Loans:
Construction	$386,853	$380,175
1-4 Family Residential	615,405	637,239
Commercial	1,033,629	945,978
Commercial Loans	172,311	177,265
Municipal Loans	305,023	298,583
Loans to Individuals	96,977	117,297
Total Loans (1)	2,610,198	2,556,537
Less: Allowance for Loan Losses (2)	19,241	17,911
Net Loans	$2,590,957	$2,538,626

(1)	Includes approximately $295.6 million and $372.4 million of loans acquired with the Omni acquisition as of June 30, 2017 and December 31, 2016, respectively.

(2)	The allowance for loan loss recorded on purchase credit impaired (“PCI”) loans totaled $3,000 as of June 30, 2017 and December 31, 2016.
Real Estate Construction Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property. Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2017 consisted of $962.1 million of owner and non-owner occupied real estate, $68.6 million of loans secured by multi-family properties and $2.9 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of review we determine it is probable that we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list (“Watch List”) of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
We calculate historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced, consistent with the characteristics of remaining loans, to the total population of loans in the pool. The historical gross loss ratios are updated quarterly based on actual charge-off experience and adjusted for qualitative factors. All loans are subject to individual analysis if determined to be impaired with the exception of consumer loans and loans secured by 1-4 family residential loans.
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of our loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
Credit Quality Indicators
We categorize loans into risk categories on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We use the following definitions for risk ratings:

•
Pass (Rating 1 – 4) – This rating is assigned to all satisfactory loans.  This category, by definition, consists of acceptable credit.  Credit and collateral exceptions should not be present, although their presence would not necessarily prohibit a loan from being rated Pass, if deficiencies are in the process of correction.  These loans are not included in the Watch List.

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

•
Special Mention (Rating 6) – A Special Mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in our credit position at some future date.  Special Mention loans are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.

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

All accruing loans are reserved for as a group of similar type credits and included in the general portion of the allowance for loan losses. Loans to individuals and 1-4 family residential loans, including loans not accruing, are collectively evaluated and included in the general portion of the allowance for loan losses. All loans considered troubled debt restructurings (“TDR”) are evaluated individually for impairment.
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
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,407	$2,317	$8,787	$2,259	$746	$969	$18,485
Provision (reversal) for loan losses (1)	182	74	1,180	(161)	19	52	1,346
Loans charged off	(17)	(1)	—	(574)	—	(496)	(1,088)
Recoveries of loans charged off	1	2	3	100	—	392	498
Balance at end of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241

	Six Months Ended June 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (1)	(540)	12	2,757	(273)	15	473	2,444
Loans charged off	(35)	(288)	—	(577)	—	(1,242)	(2,142)
Recoveries of loans charged off	1	3	9	211	—	804	1,028
Balance at end of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241

	Three Months Ended June 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (2)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,577	$2,155	$4,467	$8,964	$720	$916	$21,799
Provision (reversal) for loan losses (1)	(154)	(472)	208	4,094	(232)	324	3,768
Loans charged off	—	—	—	(10,650)	—	(654)	(11,304)
Recoveries of loans charged off	—	3	5	66	249	322	645
Balance at end of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908

	Six Months Ended June 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (2)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (1)	(196)	(1,023)	92	6,714	(237)	734	6,084
Loans charged off	—	(19)	—	(10,923)	—	(1,502)	(12,444)
Recoveries of loans charged off	269	133	11	87	249	783	1,532
Balance at end of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908

(1)
Of the $1.3 million and $2.4 million recorded in provision for loan losses for the three and six months ended June 30, 2017, none related to provision expense on PCI loans. Of the $3.8 million and $6.1 million recorded in provision for loan losses for the three and six months ended June 30, 2016, approximately $1.4 million related to provision expense on PCI loans as of June 30, 2016.

(2)
Of the $10.7 million and $10.9 million in commercial charge-offs recorded for the three and six months ended June 30, 2016, $10.6 million includes the partial charge-off of two large commercial borrowing relationships.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of June 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$5	$13	$15	$154	$11	$96	$294
Ending balance – collectively evaluated for impairment	3,568	2,379	9,955	1,470	754	821	18,947
Balance at end of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241

	As of December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$16	$17	$923	$11	$106	$1,086
Ending balance – collectively evaluated for impairment	4,134	2,649	7,187	1,340	739	776	16,825
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

(1)	There was approximately $3,000 of allowance for loan losses associated with PCI loans as of June 30, 2017 and December 31, 2016.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	June 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$53	$1,651	$1,033	$983	$571	$257	$4,548
Loans collectively evaluated for impairment	386,663	608,219	1,030,982	170,040	304,452	96,652	2,597,008
Purchased credit impaired loans	137	5,535	1,614	1,288	—	68	8,642
Total ending loan balance	$386,853	$615,405	$1,033,629	$172,311	$305,023	$96,977	$2,610,198

	December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$480	$1,693	$1,184	$5,840	$571	$241	$10,009
Loans collectively evaluated for impairment	379,526	629,893	942,818	170,159	298,012	116,923	2,537,331
Purchased credit impaired loans	169	5,653	1,976	1,266	—	133	9,197
Total ending loan balance	$380,175	$637,239	$945,978	$177,265	$298,583	$117,297	$2,556,537

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	June 30, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$385,367	$33	$—	$1,437	$16	$386,853
1-4 Family Residential	611,148	13	—	3,899	345	615,405
Commercial	943,775	10,862	28,659	50,333	—	1,033,629
Commercial Loans	163,964	1,048	3,615	3,638	46	172,311
Municipal Loans	303,522	—	930	571	—	305,023
Loans to Individuals	96,021	—	31	545	380	96,977
Total	$2,503,797	$11,956	$33,235	$60,423	$787	$2,610,198

	December 31, 2016
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$374,443	$34	$571	$5,108	$19	$380,175
1-4 Family Residential	632,937	68	—	3,380	854	637,239
Commercial	885,049	17,739	10,587	32,603	—	945,978
Commercial Loans	158,943	1,187	8,086	9,012	37	177,265
Municipal Loans	297,014	—	998	571	—	298,583
Loans to Individuals	115,952	—	9	629	707	117,297
Total	$2,464,338	$19,028	$20,251	$51,303	$1,617	$2,556,537

(1)
Includes PCI loans comprised of $5,000 pass watch, $499,000 special mention, $1.0 million substandard and $28,000 doubtful as of June 30, 2017. Includes PCI loans comprised of $5,000 pass watch, $511,000 special mention, $1.5 million substandard and $28,000 doubtful as of December 31, 2016.

Nonperforming Assets and Past Due Loans

Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal and interest payments in accordance with the terms of the respective loan agreement. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  Payments received on nonaccrual loans are applied to the outstanding principal balance. Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower, are considered in judgments as to potential loan loss.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2017	At December 31, 2016
Nonaccrual loans (1)	$3,034	$8,280
Accruing loans past due more than 90 days (1)	—	6
Restructured loans (2)	5,884	6,431
Other real estate owned	233	339
Repossessed assets	14	49
Total Nonperforming Assets	$9,165	$15,105

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $3.0 million and $3.1 million in PCI loans restructured as of June 30, 2017 and December 31, 2016, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. As of June 30, 2017, there were $102,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. As of December 31, 2016, there were $28,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	June 30, 2017	December 31, 2016
Real Estate Loans:
Construction	$53	$105
1-4 Family Residential	1,012	1,067
Commercial	706	808
Commercial Loans	663	5,477
Loans to Individuals	600	823
Total	$3,034	$8,280
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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of June 30, 2017 or December 31, 2016.

	June 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$60	$53	$5
1-4 Family Residential	4,394	4,193	13
Commercial	1,486	1,406	15
Commercial Loans	1,204	1,100	154
Municipal Loans	571	571	11
Loans to Individuals	284	257	94
Total (1)	$7,999	$7,580	$292

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$486	$480	$13
1-4 Family Residential	4,487	4,264	16
Commercial	1,631	1,574	17
Commercial Loans	6,108	5,941	923
Municipal Loans	571	571	11
Loans to Individuals	277	241	106
Total (1)	$13,560	$13,071	$1,086

(1)	Includes $3.0 million and $3.1 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of June 30, 2017 and December 31, 2016, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$—	$17	$21	$38	$386,815	$386,853
1-4 Family Residential	92	812	723	1,627	613,778	615,405
Commercial	168	—	81	249	1,033,380	1,033,629
Commercial Loans	263	80	48	391	171,920	172,311
Municipal Loans	—	—	—	—	305,023	305,023
Loans to Individuals	596	194	157	947	96,030	96,977
Total	$1,119	$1,103	$1,030	$3,252	$2,606,946	$2,610,198

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$917	$64	$86	$1,067	$379,108	$380,175
1-4 Family Residential	6,225	755	600	7,580	629,659	637,239
Commercial	70	154	154	378	945,600	945,978
Commercial Loans	783	300	3,459	4,542	172,723	177,265
Municipal Loans	113	—	—	113	298,470	298,583
Loans to Individuals	1,550	320	185	2,055	115,242	117,297
Total	$9,658	$1,593	$4,484	$15,735	$2,540,802	$2,556,537

(1)    Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$344	$—	$584	$5
1-4 Family residential	4,476	50	2,409	43
Commercial	1,158	10	5,403	21
Commercial loans	3,050	18	18,999	120
Municipal loans	571	8	637	9
Loans to individuals	226	1	263	2
Total	$9,825	$87	$28,295	$200

	Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$402	$—	$495	$12
1-4 Family Residential	4,390	107	2,195	83
Commercial	1,322	25	5,294	43
Commercial Loans	4,244	36	20,158	292
Municipal Loans	571	15	637	17
Loans to Individuals	248	3	258	4
Total	$11,177	$186	$29,037	$451

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$797	$—	$—	$797	2
Loans to Individuals	23	—	40	63	3
Total	$820	$—	$40	$860	5

	Six Months Ended June 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$841	$—	$—	$841	3
Loans to Individuals	29	—	51	80	5
Total	$870	$—	$51	$921	8

	Three Months Ended June 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$—	$—	$24	$24	1
1-4 Family Residential	—	77	2,743	2,820	2
Loans to Individuals	20	—	75	95	6
Total	$20	$77	$2,842	$2,939	9

	Six Months Ended June 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$463	$—	$24	$487	2
1-4 Family Residential	—	77	2,743	2,820	2
Other	2,088	—	—	2,088	1
Commercial Loans	1,154	—	—	1,154	4
Loans to Individuals	20	—	75	95	6
Total	$3,725	$77	$2,842	$6,644	15
The majority of loans restructured as TDRs during the six months ended June 30, 2017 and 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the six months ended June 30, 2017 and 2016 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2017 and 2016, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At June 30, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	June 30, 2017	December 31, 2016
Outstanding principal balance	$9,650	$10,612
Carrying amount	$8,642	$9,197

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$4,003	$2,342	$2,480	$2,493
Reclassifications (to) from nonaccretable discount	(5)	(235)	1,814	208
Accretion	(240)	(509)	(536)	(1,103)
Balance at end of period	$3,758	$1,598	$3,758	$1,598

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Parent Company
Subordinated notes: (1)
5.50% Subordinated Notes Due 2026, net of unamortized debt issuance costs (2)	$98,171	$98,100
Total Subordinated notes	98,171	98,100
Long-term debt: (3)
Southside Statutory Trust III Due 2033, net of unamortized debt issuance costs (4)	20,546	20,544
Southside Statutory Trust IV Due 2037 (5)	23,196	23,196
Southside Statutory Trust V Due 2037 (6)	12,887	12,887
Magnolia Trust Company I Due 2035 (7)	3,609	3,609
Total Long-term debt	60,238	60,236
Total Parent Company	158,409	158,336

Subsidiaries
FHLB advances (8)	162,249	443,128
Total Subsidiaries	162,249	443,128
Total Long-term obligations	$320,658	$601,464

(1)
This long-term debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	This debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 429.7 basis points.

(3)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)	This debt carries an adjustable rate of 4.23639% through September 29, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(5)	This debt carries an adjustable rate of 2.46956% through July 29, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(6)	This debt carries an adjustable rate of 3.49556% through September 14, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(7)	This debt carries an adjustable rate of 2.98644% through August 22, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

(8)	At June 30, 2017, the weighted average cost of these advances was 1.8%. Long-term FHLB advances have maturities ranging from July 2018 through July 2028.

On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million at June 30, 2017 and $1.9 million at December 31, 2016.

The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $73,000 at June 30, 2017 and $75,000 at December 31, 2016.

From time to time, the Company may enter into various variable rate advances with the FHLB. These advances totaled $280.0 million at June 30, 2017 and $250.0 million at December 31, 2016. Two of the variable rate advances have interest rates of three-month LIBOR minus 25 basis points. The remaining advances have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advances, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2017	2016	2017	2016	2017	2016
Service cost	$341	$316	$—	$—	$73	$56
Interest cost	888	953	44	53	151	133
Expected return on assets	(1,513)	(1,257)	(53)	(66)	—	—
Net loss amortization	312	462	—	—	104	40
Prior service (credit) cost amortization	(3)	7	—	—	1	1
Special and contractual termination benefits	—	29	—	—	—	—
Net periodic benefit cost (income)	$25	$510	$(9)	$(13)	$329	$230

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2017	2016	2017	2016	2017	2016
Service cost	$699	$684	$—	$—	$124	$103
Interest cost	1,800	1,870	89	106	283	268
Expected return on assets	(3,025)	(2,611)	(107)	(133)	—	—
Net loss amortization	656	820	—	—	151	93
Prior service (credit) cost amortization	(7)	1	—	—	3	3
Special and contractual termination benefits	—	1,549	—	—	—	—
Net periodic benefit cost (income)	$123	$2,313	$(18)	$(27)	$561	$467

9.    Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,050,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan, plus a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its Affiliates.
There have been no awards granted during the six months ended June 30, 2017.  During the six months ended June 30, 2016, we granted 87,474 nonqualified stock options (“NQSOs”) pursuant to the 2009 Incentive Plan with an exercise price equal to the fair value of the shares at the date of grant with a weighted average exercise price of $25.97. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period. We also granted 18,315 restricted stock units (“RSUs”) during the six months ended June 30, 2016, with a total value of $486,000. The RSUs vest in equal annual installments over either a three- or four-year period.
Historically, shares issued in connection with stock compensation awards have been issued from available authorized shares. Beginning in the second quarter of 2017, shares were issued from available treasury shares. Shares issued in connection with stock compensation awards along with other related information were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New shares issued from available authorized shares	14,715	18,256	48,311	23,168
New shares issued from available treasury shares	11,767	—	11,767	—
Total	26,482	18,256	60,078	23,168

Proceeds from stock option exercises	$383	$159	$1,022	$194
For the three and six months ended June 30, 2017, we had share-based compensation expense of $419,000 and $913,000, respectively. Share-based compensation expense for the three and six months ended June 30, 2016 was $403,000 and $758,000, respectively.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or as cash flow hedges of forecasted transactions. Gains and losses on derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

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

In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within accumulated other comprehensive income will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in accumulated other comprehensive income shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. The existing gain in accumulated other comprehensive income will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings.
At June 30, 2017, net derivative assets included $4.8 million of cash collateral received from counterparties under master netting agreements and net derivative liabilities included $1.1 million of cash collateral held by a counterparty subject to a master netting agreement. At June 30, 2017, we had $553,000 of cash collateral receivable that was not offset against derivative liabilities.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding for the periods presented (in thousands):

	June 30, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$240,000	$6,189	$344	$250,000	$7,069	$—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	67,942	76	1,222	2,182	85	—
Swaps-Customer counterparties	67,942	1,222	76	2,182	—	85
Gross derivatives		7,487	1,642		7,154	85
Offsetting derivative assets/liabilities		(420)	(420)		—	—
Cash collateral received/posted		(4,760)	(1,146)		(7,154)	—
Net derivatives included in the consolidated balance sheets (2)		$2,307	$76		$—	$85

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had net credit exposure of $1.6 million related to interest rate swaps with financial institutions and $1.2 million related to interest rate swaps with customers at June 30, 2017. The credit risk associated with customer transactions is partially mitigated as these transactions are generally secured by the non-cash collateral securing the underlying transaction being hedged. We had no credit exposure related to interest rate swaps with financial or customer counterparties at December 31, 2016.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$240,000	5.8	1.14%	1.43%	$250,000	5.4	0.68%	1.31%
Swaps-Non-Hedging
Financial institution counterparties	67,942	13.2	1.04	2.37	2,182	9.7	0.62	1.57
Customer counterparties	67,942	13.2	2.37	1.04	2,182	9.7	1.57	0.62

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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at June 30, 2017 and December 31, 2016.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2017 and December 31, 2016, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$326,159	$—	$326,159	$—
Other Stocks and Bonds	5,144	—	5,144	—
Other Equity Securities	5,954	5,954	—	—
Mortgage-backed Securities: (1)
Residential	654,104	—	654,104	—
Commercial	406,450	—	406,450	—
Derivative assets:
Interest rate swaps	7,487	—	7,487	—
Total asset recurring fair value measurements	$1,405,298	$5,954	$1,399,344	$—

Derivative liabilities:
Interest rate swaps	$1,642	$—	$1,642	$—
Total liability recurring fair value measurements	$1,642	$—	$1,642	$—

Nonrecurring fair value measurements
Foreclosed assets	$247	$—	$—	$247
Impaired loans (2)	6,785	—	—	6,785
Total asset nonrecurring fair value measurements	$7,032	$—	$—	$7,032

	As of December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$70,069	$70,069	$—	$—
State and Political Subdivisions	385,197	—	385,197	—
Other Stocks and Bonds	6,651	—	6,651	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	627,508	—	627,508	—
Commercial	384,255	—	384,255	—
Derivative assets:
Interest rate swaps	7,154	—	7,154	—
Total asset recurring fair value measurements	$1,486,754	$75,989	$1,410,765	$—

Derivative liabilities:
Interest rate swaps	$85	$—	$85	$—
Total liability recurring fair value measurements	$85	$—	$85	$—

Nonrecurring fair value measurements
Foreclosed assets	$388	$—	$—	$388
Impaired loans (2)	9,693	—	—	9,693
Total asset nonrecurring fair value measurements	$10,081	$—	$—	$10,081

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$235,832	$235,832	$235,832	$—	$—
Investment Securities:
Held to maturity, at carrying value	419,825	430,155	—	430,155	—
Mortgage-backed Securities:
Held to maturity, at carrying value	505,713	513,621	—	513,621	—
FHLB stock, at cost, and other investments	66,985	66,985	—	66,985	—
Loans, net of allowance for loan losses	2,590,957	2,603,697	—	—	2,603,697
Loans held for sale	3,036	3,036	—	3,036	—
Financial Liabilities:
Deposits	$3,624,073	$3,620,875	$—	$3,620,875	$—
Federal funds purchased and repurchase agreements	8,424	8,424	—	8,424	—
FHLB advances	1,178,082	1,172,459	—	1,172,459	—
Subordinated notes, net of unamortized debt issuance costs	98,171	102,771	—	102,771	—
Long-term debt, net of unamortized debt issuance costs	60,238	47,897	—	47,897	—

		Estimated Fair Value
December 31, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$169,654	$169,654	$169,654	$—	$—
Investment Securities:
Held to maturity, at carrying value	425,810	429,912	—	429,912	—
Mortgage-backed Securities:
Held to maturity, at carrying value	511,677	514,370	—	514,370	—
FHLB stock, at cost, and other investments	66,592	66,592	—	66,592	—
Loans, net of allowance for loan losses	2,538,626	2,630,009	—	—	2,630,009
Loans held for sale	7,641	7,641	—	7,641	—
Financial Liabilities:
Deposits	$3,533,076	$3,293,352	$—	$3,293,352	$—
Federal funds purchased and repurchase agreements	7,097	7,097	—	7,097	—
FHLB advances	1,309,646	1,331,517	—	1,331,517	—
Subordinated notes, net of unamortized debt issuance costs	98,100	101,627	—	101,627	—
Long-term debt, net of unamortized debt issuance costs	60,236	45,147	—	45,147	—

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

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current income tax expense	$3,317	$1,454	$6,344	$5,239
Deferred income tax (benefit) expense	36	1,318	17	506
Income tax expense	$3,353	$2,772	$6,361	$5,745

Net deferred tax assets totaled $22.4 million at June 30, 2017 and $28.9 million at December 31, 2016.  No valuation allowance for deferred tax assets was recorded at June 30, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at June 30, 2017 or December 31, 2016.

During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information.

We recognized income tax expense of $3.4 million and $6.4 million, for an effective tax rate (“ETR”) of 18.8% and 17.8% for the three and six months ended June 30, 2017, respectively, compared to income tax expense of $2.8 million and $5.7 million, for an ETR of 19.6% and 18.7%, for the three and six months ended June 30, 2016, respectively. The lower ETR for the three and six months ended June 30, 2017 was mainly due to the adoption of the accounting standard mentioned above, reducing income tax expense by $84,000 and $210,000 and the ETR by 0.5% and 0.6%, respectively. The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns and certain state tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$693,485	$665,663
Standby letters of credit	9,818	9,075
Total	$703,303	$674,738

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

Securities. In the normal course of business we buy and sell securities. There were $24.9 million and $160,000 of unsettled trades to purchase securities at June 30, 2017 and December 31, 2016, respectively. There were no unsettled trades to sell securities as of June 30, 2017 or December 31, 2016.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2017 or December 31, 2016.

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
As of June 30, 2017, our review of the loan portfolio indicated that a loan loss allowance of $19.2 million was appropriate to cover probable losses in the portfolio.
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
Estimation of Fair Value.  The estimation of fair value is significant to a number of our assets and liabilities.  In addition, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values for securities are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment and MBS are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or estimates from independent pricing services.  Where there are price variances outside certain ranges from different pricing services for specific securities, those pricing variances are reviewed with other market data to determine which of the price estimates is appropriate for that period.  Fair values for our derivatives are based on measurements that consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information, and the derivatives’ terms and conditions, among other things. We validate prices supplied by the sources by comparison to one another.
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

Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We consider broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At June 30, 2017, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.23%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 35% to increase tax-exempt interest income to a tax-equivalent basis.  Whenever we present a non-GAAP financial measure in an SEC filing, we are also required to present the most directly comparable financial measure calculated and presented in accordance with GAAP and reconcile the differences between the non-GAAP financial measure and such comparable GAAP measure. Tax-equivalent adjustments are reported in notes 2 and 3 to the “Average Balances with Average Yields and Rates” tables under “Results of Operations.”

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$693,485	$665,663
Standby letters of credit	9,818	9,075
Total	$703,303	$674,738

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

Securities. In the normal course of business we buy and sell securities. There were $24.9 million and $160,000 of unsettled trades to purchase securities at June 30, 2017 and December 31, 2016, respectively. There were no unsettled trades to sell securities at June 30, 2017 or December 31, 2016.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2017 or December 31, 2016.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended June 30, 2017, our net income increased $3.1 million, or 27.1%, to $14.5 million from $11.4 million for the same period in 2016. The increase was the result of a $4.9 million increase in interest income, a $2.4 million decrease in provision for loan losses, and a $0.3 million decrease in noninterest expense, partially offset by a $3.9 million increase in interest expense and a $0.6 million increase in income tax expense. Earnings per diluted common share increased $0.07, or 16.7%, to $0.49 for the three months ended June 30, 2017, from $0.42 for the same period in 2016.

During the six months ended June 30, 2017, our net income increased $4.6 million, or 18.3%, to $29.5 million from $24.9 million for the same period in 2016. The increase was the result of a $6.8 million increase in interest income, a $3.8 million decrease in noninterest expense, and a $3.6 million decrease in provision for loan losses, partially offset by a $7.1 million increase in interest expense, and $2.0 million decrease in noninterest income and a $0.6 million increase in income tax expense. Earnings per diluted common share increased $0.08, or 8.7%, to $1.00 for the six months ended June 30, 2017, from $0.92 for the same period in 2016.

Financial Condition

Our total assets increased $14.7 million, or 0.3%, to $5.58 billion at June 30, 2017 from $5.56 billion at December 31, 2016 primarily as a result of increases in our loan portfolio and cash and cash equivalents partially offset by decreases in our securities portfolio and deferred tax asset. Loans increased $53.7 million, or 2.1%, to $2.61 billion compared to $2.56 billion at December 31, 2016. The net increase in our loans was comprised of increases of $87.7 million in commercial real estate loans, $6.7 million of construction loans, and $6.4 million of municipal loans, which were partially offset by decreases of $21.8 million of 1-4 family residential loans, $20.3 million of loans to individuals, and $5.0 million of commercial loans. Our securities portfolio decreased by $93.7 million, or 3.9%, to $2.32 billion, compared to $2.42 billion at December 31, 2016. Net deferred tax asset totaled $22.4 million at June 30, 2017, as compared to $28.9 million at December 31, 2016. The $6.5 million decrease in deferred tax assets was due primarily to the decrease in the unrealized losses in the AFS securities portfolio.

Our nonperforming assets at June 30, 2017 decreased 39.3%, to $9.2 million and represented 0.16% of total assets, compared to $15.1 million, or 0.27% of total assets at December 31, 2016.  Nonaccruing loans decreased $5.2 million, or 63.4%, to $3.0 million and the ratio of nonaccruing loans to total loans decreased to 0.12% at June 30, 2017 compared to 0.32% at December 31, 2016.  Other Real Estate Owned (“OREO”) decreased to $233,000 at June 30, 2017 from $339,000 at December 31, 2016. Repossessed assets decreased to $14,000 at June 30, 2017 from $49,000 at December 31, 2016.  Restructured loans were $5.9 million at June 30, 2017, a decrease from $6.4 million at December 31, 2016.

Our deposits increased $91.0 million, or 2.6%, to $3.62 billion at June 30, 2017 from $3.53 billion at December 31, 2016.  The increase in our deposits during 2017 was the result of the increase in brokered CDs. For the six months ended June 30, 2017, our non-interest bearing deposits increased $53.3 million and interest bearing deposits increased $37.7 million. Total FHLB advances decreased $131.6 million to $1.18 billion at June 30, 2017 from $1.31 billion at December 31, 2016.  Short-term FHLB advances increased $149.3 million to $1.02 billion at June 30, 2017 from $866.5 million at December 31, 2016.  Long-term FHLB advances decreased $280.9 million to $162.2 million at June 30, 2017 from $443.1 million at December 31, 2016.

Shareholders’ equity at June 30, 2017 totaled $547.1 million compared to $518.3 million at December 31, 2016. The 5.6% increase was primarily the result of net income of $29.5 million recorded for the six months ended June 30, 2017, a decrease in accumulated other comprehensive loss of $11.9 million, stock compensation expense of $913,000, net issuance of common stock under employee stock plans of $890,000 and common stock issued under our dividend reinvestment plan of $721,000.  These increases were partially offset by cash dividends paid of $15.2 million.

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
During the quarter ended June 30, 2017, we sold Texas municipal securities, U.S. Agency collateralized mortgage obligations (“CMO”), U.S. Agency commercial mortgage-backed securities (“CMBS”), and U.S. Treasury securities that resulted in an overall loss on the sale of AFS securities of $75,000. During the second quarter, we sold selected long-term CMBS and lower yielding CMOs. In addition, we primarily sold Texas municipal securities that were potentially callable in the next three years. These security sales were designed to target one or both of the following objectives. First, we wanted to alleviate margin compression brought on by the Federal Reserve raising rates three times since December 2016, by selling lower yielding fixed rate securities. In addition, as long term interest rates continued to fall throughout the quarter, we sold longer duration securities. During the second quarter of 2017, we sold our remaining U.S. Treasury securities. These U.S. Treasury securities had longer durations and lower yields. During the quarter ended June 30, 2017, we primarily purchased premium CMOs, CMBS, and Texas municipal securities with favorable expected returns in relation to risk. Our total portfolio, comprised of investment and MBS, decreased from $2.42 billion at December 31, 2016 to $2.32 billion at June 30, 2017, which was partially offset by loan growth during the second quarter.
At June 30, 2017, securities decreased as a percentage of assets to 41.6% as compared to 43.4% at December 31, 2016 due to the overall increase in total assets of $14.7 million and the $93.7 million, or 3.9%, decrease in the securities portfolio. The size of the securities portfolio increased during the last quarter of 2016 to offset the interest expense associated with the subordinated debt we issued in September 2016. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 10.0%, or $131.6 million, to $1.18 billion at June 30, 2017 from $1.31 billion at December 31, 2016. During the six months ended June 30, 2017, our long-term FHLB advances decreased $280.9 million, to $162.2 million from $443.1 million at December 31, 2016. From time to time, the Company may enter into various variable rate advances with the FHLB. These advances totaled $280.0 million at June 30, 2017 and $250.0 million at December 31, 2016. These advances have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. Two of the variable rate advances have interest rates of three-month LIBOR minus 25 basis points. In connection with obtaining these advances, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.
On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million at June 30, 2017 and $1.9 million at December 31, 2016.
Our brokered CDs increased from $35.5 million at December 31, 2016 to $133.5 million at June 30, 2017, or 275.9%, due to lower funding costs compared to other funding alternatives and ALCO objectives. At June 30, 2017, approximately $127.7 million of our brokered CDs were non-callable with a weighted average cost of 78 basis points and remaining maturities of less than ten months. The remaining $5.7 million have short-term calls that we control and mature within 2.5 years. Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the six months ended June 30, 2017, the decrease in FHLB advances, partially offset by the increase in brokered deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 37.8% at June 30, 2017 from 38.5% at December 31, 2016.
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

RESULTS OF OPERATIONS
The “Average Balances with Average Yields and Rates” table that follows provides an analysis of net interest income for the three months ended June 30, 2017 and 2016 and details the components of the change in net interest income for the three months ended June 30, 2017 compared to the same period in the prior year (dollars in thousands).

	Average Balances with Average Yields and Rates
	(unaudited)
	Three Months Ended
	June 30, 2017			June 30, 2016
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1) (2)	$2,557,093	$29,080	4.56%	$2,426,733	$27,275	4.52%
Loans held for sale	5,914	60	4.07%	4,984	40	3.23%
Securities:
Investment securities (taxable) (4)	58,168	267	1.84%	22,010	107	1.96%
Investment securities (tax-exempt) (3) (4)	749,259	9,386	5.02%	657,568	8,636	5.28%
Mortgage-backed and related securities (4)	1,594,269	10,818	2.72%	1,450,868	9,366	2.60%
Total securities	2,401,696	20,471	3.42%	2,130,446	18,109	3.42%
FHLB stock, at cost, and other investments	66,744	299	1.80%	52,952	185	1.41%
Interest earning deposits	156,124	364	0.94%	57,493	61	0.43%
Federal funds sold	5,326	14	1.05%	—	—	—
Total earning assets	5,192,897	50,288	3.88%	4,672,608	45,670	3.93%
Cash and due from banks	50,961			47,079
Accrued interest and other assets	358,041			377,983
Less: Allowance for loan losses	(18,495)			(22,377)
Total assets	$5,583,404			$5,075,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$262,009	121	0.19%	$244,639	68	0.11%
Time deposits	1,014,101	2,723	1.08%	976,600	1,927	0.79%
Interest bearing demand deposits	1,616,036	2,294	0.57%	1,727,431	1,520	0.35%
Total interest bearing deposits	2,892,146	5,138	0.71%	2,948,670	3,515	0.48%
Short-term interest bearing liabilities	1,010,484	2,480	0.98%	385,858	906	0.94%
Long-term interest bearing liabilities – FHLB Dallas	210,416	1,075	2.05%	492,296	1,874	1.53%
Subordinated notes (5)	98,151	1,398	5.71%	—	—	—
Long-term debt (6)	60,238	494	3.29%	60,233	416	2.78%
Total interest bearing liabilities	4,271,435	10,585	0.99%	3,887,057	6,711	0.69%
Noninterest bearing deposits	729,564			682,360
Accrued expenses and other liabilities	39,819			43,360
Total liabilities	5,040,818			4,612,777
Shareholders’ equity	542,586			462,516
Total liabilities and shareholders’ equity	$5,583,404			$5,075,293
Net interest income (7)		$39,703			$38,959
Net interest margin on average earning assets (7)			3.07%			3.35%
Net interest spread (7)			2.89%			3.24%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,050 and $1,082 for the three months ended June 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $3,229 and $3,499 for the three months ended June 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million for the three months ended June 30, 2017.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the three months ended June 30, 2017 and 2016 reflect unamortized debt issuance costs of $73,000 and $78,000, respectively.

(7)	See “Non-GAAP Financial Measures.”
Note: As of June 30, 2017 and 2016, loans totaling $3,034 and $11,767, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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
Quarterly Analysis of Changes in Interest Income and Interest Expense
The following table compares the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in average yields/rates for the periods shown (in thousands):

	Three Months Ended June 30, 2017 Compared to 2016
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$1,479	$326	$1,805
Loans held for sale	8	12	20
Investment securities (taxable)	166	(6)	160
Investment securities (tax-exempt) (1)	1,162	(412)	750
Mortgage-backed securities	957	495	1,452
FHLB stock, at cost and other investments	55	59	114
Interest earning deposits	179	124	303
Federal funds sold	14	—	14
Total interest income	4,020	598	4,618
INTEREST EXPENSE:
Savings deposits	5	48	53
Time deposits	77	719	796
Interest bearing demand deposits	(104)	878	774
Short-term interest bearing liabilities	1,531	43	1,574
Long-term interest bearing liabilities – FHLB Dallas	(1,303)	504	(799)
Subordinated notes	1,398	—	1,398
Long-term debt	—	78	78
Total interest expense	1,604	2,270	3,874
Net interest income	$2,416	$(1,672)	$744

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis. See “Non-GAAP Financial Measures.”
Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.
Net interest income for the three months ended June 30, 2017 increased $1.0 million, or 3.0%, to $35.4 million, compared to $34.4 million for the same period in 2016. The increase in net interest income for the three months ended June 30, 2017, compared to the same period in 2016, was due to the increase in interest income of $4.9 million, or 12.0%, on loans and the securities portfolio, partially offset by the increase in interest expense of $3.9 million on deposits and short- and long-term obligations. Our net interest margin decreased to 3.07% for the three months ended June 30, 2017, compared to 3.35% for the same period in 2016 and our net interest spread decreased to 2.89%, compared to 3.24% for the same period in 2016, due to higher average rates paid on interest-bearing liabilities along with a decrease in the average yield on earning assets.
Total interest income increased $4.9 million, or 12.0%, to $46.0 million during the three months ended June 30, 2017, compared to $41.1 million during the same period in 2016. The increase was attributable to the increase in average earning assets of $520.3 million, or 11.1%, to $5.19 billion for the three months ended June 30, 2017 from $4.67 billion for the same period in 2016, which was partially offset by the decrease in the average yield on earning assets to 3.88% for the three months ended June 30, 2017 from 3.93% for the three months ended June 30, 2016. The decrease in the average yield on earning assets during the three months ended June 30, 2017, was primarily the result of a decrease in purchase accounting accretion on loans and a decrease in the average yield on tax-exempt investment securities which decreased from 5.28% for the three months ended June 30, 2016 to 5.02% for the three months ended June 30, 2017.

Total interest expense increased $3.9 million, or 57.7%, to $10.6 million during the three months ended June 30, 2017, compared to $6.7 million during the same period in 2016.  The increase in interest expense for the three months ended June 30, 2017 was attributable to the increase in average interest bearing liabilities of $384.4 million, or 9.9%, from $3.89 billion during the three months ended June 30, 2016 to $4.27 billion during the three months ended June 30, 2017, and an increase in the average rate paid on interest bearing liabilities to 0.99% for the three months ended June 30, 2017, from 0.69% for the three months ended June 30, 2016.  The increase in average interest-bearing liabilities was primarily the result of the increase in short-term interest bearing liabilities and the issuance of the subordinated notes, partially offset by a decrease in long-term interest bearing liabilities. The increase in average rates paid on interest bearing liabilities was a direct result of the subordinated debt issuance and the decrease in purchase accretion on the certificate of deposit premium during the third quarter of 2016 and overall higher interest rates.

RESULTS OF OPERATIONS

The “Average Balances with Average Yields and Rates” table that follows provides an analysis of net interest income for the six months ended June 30, 2017 and 2016 and details the components of the change in net interest income for the six months ended June 30, 2017 compared to the same period in the prior year (dollars in thousands).

	Average Balances with Average Yields and Rates
	(unaudited)
	Six Months Ended
	June 30, 2017			June 30, 2016
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1) (2)	$2,553,183	$57,321	4.53%	$2,430,783	$56,068	4.64%
Loans held for sale	6,466	108	3.37%	4,283	72	3.38%
Securities:
Investment securities (taxable) (4)	72,262	644	1.80%	31,835	321	2.03%
Investment securities (tax-exempt) (3) (4)	764,431	19,315	5.10%	646,667	17,130	5.33%
Mortgage-backed and related securities (4)	1,582,455	20,863	2.66%	1,452,605	18,757	2.60%
Total securities	2,419,148	40,822	3.40%	2,131,107	36,208	3.42%
FHLB stock, at cost, and other investments	66,646	597	1.81%	54,034	402	1.50%
Interest earning deposits	159,162	710	0.90%	54,255	131	0.49%
Federal funds sold	6,266	28	0.90%	—	—	—
Total earning assets	5,210,871	99,586	3.85%	4,674,462	92,881	4.00%
Cash and due from banks	52,237			51,406
Accrued interest and other assets	354,283			373,998
Less: Allowance for loan losses	(18,313)			(21,233)
Total assets	$5,599,078			$5,078,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$257,402	213	0.17%	$240,066	133	0.11%
Time deposits	971,095	4,950	1.03%	945,958	3,650	0.78%
Interest bearing demand deposits	1,661,762	4,256	0.52%	1,722,573	2,988	0.35%
Total interest bearing deposits	2,890,259	9,419	0.66%	2,908,597	6,771	0.47%
Short-term interest bearing liabilities	1,009,023	4,545	0.91%	399,922	1,602	0.81%
Long-term interest bearing liabilities – FHLB Dallas	255,843	2,477	1.95%	529,561	3,913	1.49%
Subordinated notes (5)	98,134	2,791	5.74%	—	—	—
Long-term debt (6)	60,237	961	3.22%	60,232	821	2.74%
Total interest bearing liabilities	4,313,496	20,193	0.94%	3,898,312	13,107	0.68%
Noninterest bearing deposits	711,745			677,612
Accrued expenses and other liabilities	39,768			44,247
Total liabilities	5,065,009			4,620,171
Shareholders’ equity	534,069			458,462
Total liabilities and shareholders’ equity	$5,599,078			$5,078,633
Net interest income (7)		$79,393			$79,774
Net interest margin on average earning assets (7)			3.07%			3.43%
Net interest spread (7)			2.91%			3.32%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $2,085 and $2,142 for the six months ended June 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $6,604 and $6,638 for the six months ended June 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.9 million for the six months ended June 30, 2017.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the three months ended June 30, 2017 and 2016 reflect unamortized debt issuance costs of $74,000 and $79,000 respectively.

(7)	See “Non-GAAP Financial Measures.”
Note: As of June 30, 2017 and 2016, loans totaling $3,034 and $11,767, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Year-to-Date Analysis of Changes in Interest Income and Interest Expense
The following table compares the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields/rates for the periods shown (in thousands):

	Six Months Ended June 30, 2017 Compared to 2016
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$2,774	$(1,521)	$1,253
Loans held for sale	36	—	36
Investment securities (taxable)	364	(41)	323
Investment securities (tax-exempt) (1)	3,005	(820)	2,185
Mortgage-backed securities	1,705	401	2,106
FHLB stock, at cost and other investments	104	91	195
Interest earning deposits	403	176	579
Federal funds sold	28	—	28
Total interest income	8,419	(1,714)	6,705
INTEREST EXPENSE:
Savings deposits	10	70	80
Time deposits	99	1,201	1,300
Interest bearing demand deposits	(109)	1,377	1,268
Short-term interest bearing liabilities	2,721	222	2,943
Long-term interest bearing liabilities – FHLB Dallas	(2,415)	979	(1,436)
Subordinated notes	2,791	—	2,791
Long-term debt	—	140	140
Total interest expense	3,097	3,989	7,086
Net interest income	$5,322	$(5,703)	$(381)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis. See “Non-GAAP Financial Measures.”
Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.
Net interest income for the six months ended June 30, 2017 decreased $290,000, or 0.4%, to $70.7 million, compared to $71.0 million for the same period in 2016. The decrease in net interest income for the six months ended June 30, 2017, compared to the same period in 2016, was due to the increase in interest expense of $7.1 million, or 54.1%, on our deposits and short- and long-term obligations, which was partially offset by an increase in interest income of $6.8 million, or 8.1%, on loans and the securities portfolio. Our net interest margin decreased to 3.07% for the six months ended June 30, 2017, compared to 3.43% for the same period in 2016 and our net interest spread decreased to 2.91%, compared to 3.32% for the same period in 2016, due to higher average rates paid on interest-bearing liabilities along with a decrease in the average yield on earning assets.
Total interest income increased $6.8 million, or 8.1%, to $90.9 million during the six months ended June 30, 2017, compared to $84.1 million during the same period in 2016. The increase was attributable to the increase in average earning assets of $536.4 million, or 11.5%, to $5.21 billion for the six months ended June 30, 2017 from $4.67 billion for the same period in 2016, which was partially offset by the decrease in the average yield on earning assets to 3.85% for the six months ended June 30, 2017 from 4.00% for the six months ended June 30, 2016. The decrease in the average yield on earning assets during the six months ended June 30, 2017 was the result of a decrease in the average yield on investment securities of 23 basis points combined with a decrease in purchase accounting accretion on loans and the effect on the average yield on loans in 2016 of the $1.3 million recovery of interest income on the payoff of a long-term nonaccrual loan during the first quarter of 2016.
Total interest expense increased $7.1 million, or 54.1%, to $20.2 million during the six months ended June 30, 2017, compared to $13.1 million during the same period in 2016.  The increase in interest expense for the six months ended June 30, 2017 was attributable to the increase in average interest bearing liabilities of $415.2 million, or 10.7%, from $3.90 billion during the six months ended June 30, 2016 to $4.31 billion during the six months ended June 30, 2017, and an increase in the average rate paid on interest bearing liabilities to 0.94% for the six months ended June 30, 2017, from 0.68% for the six months ended June 30, 2016.  The increase in average interest-bearing liabilities was primarily the result of the increase in short-term interest bearing liabilities and the issuance of the subordinated notes, partially offset by a decrease in long-term interest bearing liabilities. The increase in rates paid on interest bearing liabilities was a direct result of the subordinated debt issuance and the decrease in purchase accretion on the certificate of deposit premium during the third quarter of 2016 and overall higher interest rates.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating programs that we either provide or in which we participate. The following table details the categories included in noninterest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Deposit services	$5,255	$5,099	$10,369	$10,184
Net (loss) gain on sale of securities available for sale	(75)	728	247	3,169
Gain on sale of loans	505	873	1,206	1,516
Trust income	899	869	1,789	1,724
Bank owned life insurance income	635	647	1,269	1,321
Brokerage services	682	535	1,229	1,110
Other noninterest income	1,392	619	2,857	1,942
Total noninterest income	$9,293	$9,370	$18,966	$20,966
Noninterest income was $9.3 million for the three months ended June 30, 2017 compared to $9.4 million for the same period in 2016, a decrease of $77,000, or 0.8%.  The decrease for the three months ended June 30, 2017 when compared to the same period in 2016 was primarily due to a decrease in the net gain on sale of securities available for sale and a decrease in gain on sale of loans which was partially offset by increases in other noninterest income, deposit services income, and brokerage services income. We sold U.S. Agency CMOs, U.S. Agency CMBS, U.S. Agency MBS, Texas municipal securities and U.S. Treasury securities that resulted in a net loss on sale of AFS securities of $75,000 for the three months ended June 30, 2017. The decrease in gain on sale of loans was primarily due to a slight decline in the volume of loans sold as well as less favorable pricing due to rising interest rates. The increase in other noninterest income was primarily attributable to an increase in income from customer derivatives and the return on other investments. The increase in deposit services income was primarily due to increases in overdraft charges, debit card income, and commercial demand deposit account service charges.
Noninterest income was $19.0 million for the six months ended June 30, 2017 compared to $21.0 million for the same period in 2016, a decrease of $2.0 million, or 9.5%.  The decrease for the six months ended June 30, 2017 when compared to the same period in 2016 was primarily due to a decrease in net gain on sale of securities available for sale and a decrease in gain on sale of loans which was partially offset by increases in other noninterest income, deposit services income, and brokerage services income. We sold U.S. Agency CMOs, U.S. Agency CMBS, U.S. Agency MBS, Texas municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $247,000 for the six months ended June 30, 2017. The decrease in gain on sale of loans was primarily due to a slight decline in the volume of loans sold as well as less favorable pricing due to rising interest rates. The increase in other noninterest income was primarily attributable to an increase in income from customer derivatives and mortgage servicing fee income, which were partially offset by a decrease in the return on other investments. The increase in deposit services income was primarily due to an increase in overdraft charges.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$14,915	$14,849	$30,834	$32,581
Occupancy expense	2,897	2,993	5,760	6,328
Advertising, travel & entertainment	548	722	1,131	1,407
ATM and debit card expense	889	736	1,816	1,448
Professional fees	1,050	1,478	1,989	2,816
Software and data processing expense	688	739	1,413	1,488
Telephone and communications	476	468	1,002	952
FDIC insurance	445	645	886	1,283
FHLB prepayment fees	—	148	—	148
Other noninterest expense	3,629	3,035	6,564	6,769
Total noninterest expense	$25,537	$25,813	$51,395	$55,220
Noninterest expense was $25.5 million for the three months ended June 30, 2017 compared to $25.8 million for the same period in 2016, representing a decrease of $276,000, or 1.1%, for the three months ended June 30, 2017. The decrease for the three months ended June 30, 2017 was primarily the result of decreases in professional fees, FDIC insurance, advertising, travel and entertainment expense and FHLB prepayment fees, partially offset by increases in other noninterest expense.
Professional fees decreased for the three months ended June 30, 2017 compared to the same period in 2016 due to less expense in 2017 associated with the cost containment and process improvement efforts initiated in January 2016. FDIC insurance decreased for the three months ended June 30, 2017 compared to the same period in 2016 due to reduced FDIC assessment rates. Advertising, travel and entertainment expense decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease in advertising and travel expense. FHLB prepayment fees decreased $148,000, or 100.0%, for the three months ended June 30, 2017, as compared to the same period in 2016 as a result of the prepayment of $63.0 million in FHLB advances during the second quarter of 2016. The increase in other noninterest expense for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to $473,000 in acquisition expense related to the pending merger with Diboll, as well as increases in provision expense for losses on unfunded loan commitments and check card losses.
Noninterest expense was $51.4 million for the six months ended June 30, 2017 compared to $55.2 million for the same period in 2016, representing a decrease of $3.8 million, or 6.9%, for the six months ended June 30, 2017. The decrease for the six months ended June 30, 2017 was primarily the result of decreases in salary and employee benefits, professional fees, occupancy expense, FDIC insurance, advertising, travel and entertainment expense and other noninterest expense, partially offset by an increase in ATM and debit card expense.
Salary and employee benefits decreased for the six months ended June 30, 2017 compared to the same period in 2016 due to a decrease in retirement expense and to a lesser extent, direct salary expense, partially offset by an increase in health insurance expense. Retirement expense decreased $2.1 million, or 60.4%, most of which was related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016. Health insurance expense increased $599,000, or 26.4%, during the six months ended June 30, 2017 compared to the same period last year. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and our health insurance costs may continue to increase during the remainder of 2017.
Professional fees decreased for the six months ended June 30, 2017 compared to the same period in 2016 due to less expense in 2017 associated with the cost containment and process improvement efforts initiated in January 2016. Occupancy expense decreased during the first half of 2017 due to lower rent expense as a result of early lease terminations during 2016. FDIC insurance decreased for the six months ended June 30, 2017 compared to the same period in 2016 due to reduced FDIC assessment rates. Advertising, travel and entertainment expenses decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease in advertising and travel expense. FHLB prepayment fees decreased $148,000, or 100.0%, for the six months ended June 30, 2017, as compared to the same period in 2016 as a result of the prepayment of $63.0 million in FHLB advances during the second quarter of 2016.

The decrease in other noninterest expense for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to decreases in the provision expense for losses on unfunded loan commitments, core deposit intangible amortization expense, losses on other real estate owned ("OREO") and equipment maintenance expense, partially offset by acquisition expense related to the pending merger with Diboll.
Income Taxes
During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information.
Pre-tax income for the three and six months ended June 30, 2017 was $17.8 million and $35.8 million, respectively, compared to $14.2 million and $30.7 million for the same periods in 2016, respectively.  We recorded income tax expense of $3.4 million and $6.4 million for the three and six months ended June 30, 2017, respectively, compared to income tax expense of $2.8 million and $5.7 million for the same periods in 2016, respectively. The effective tax rate (“ETR”) as a percentage of pre-tax income was 18.8% and 17.8% for the three and six months ended June 30, 2017, respectively, compared to an ETR as a percentage of pre-tax income of 19.6% and 18.7% for the same periods in 2016, respectively.  The lower ETR for the three and six months ended June 30, 2017 was mainly due to the adoption of the accounting standard referenced above, reducing income tax expense by $84,000 and $210,000 and the ETR by 0.5% and 0.6%, respectively. The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance.
Net deferred tax assets totaled $22.4 million at June 30, 2017, as compared to $28.9 million at December 31, 2016. The $6.5 million decrease in deferred tax assets was due primarily to the decrease in the unrealized loss in the AFS securities portfolio. No valuation allowance for deferred tax assets was recorded at June 30, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of our total assets.  At June 30, 2017, these investments were 7.5% of total assets, as compared with 7.2% for December 31, 2016 and 11.9% for June 30, 2016.  The increase to 7.5% at June 30, 2017 is primarily reflective of increases in interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at June 30, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at June 30, 2017, we had one outstanding letter of credit for $195,000.  At June 30, 2017, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $683.0 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
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

Capital Resources
Our total shareholders’ equity at June 30, 2017 was $547.1 million, representing an increase of 5.6%, or $28.8 million, from December 31, 2016, and represented 9.8% of total assets at June 30, 2017 compared to 9.3% of total assets at December 31, 2016.

Increases to our shareholders’ equity consisted of net income of $29.5 million, a decrease in accumulated other comprehensive loss of $11.9 million, stock compensation expense of $913,000, net issuance of common stock under employee stock plans of $890,000, and common stock (21,474 shares) issued pursuant to our dividend reinvestment plan of $721,000.  These increases were partially offset by cash dividends paid of $15.2 million.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of June 30, 2017, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
June 30, 2017	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$476,647	14.91%	$143,878	4.50%	N/A	N/A
Bank Only	$601,390	18.81%	$143,849	4.50%	$207,782	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$533,412	16.68%	$191,837	6.00%	N/A	N/A
Bank Only	$601,390	18.81%	$191,799	6.00%	$255,732	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$652,323	20.40%	$255,783	8.00%	N/A	N/A
Bank Only	$622,130	19.46%	$255,732	8.00%	$319,665	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$533,412	9.73%	$219,217	4.00%	N/A	N/A
Bank Only	$601,390	10.98%	$219,115	4.00%	$273,894	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of June 30, 2017, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Return on Average Assets	1.04%	0.90%
Return on Average Shareholders’ Equity	10.70	9.91
Dividend Payout Ratio – Basic	57.14	57.14
Dividend Payout Ratio – Diluted	57.14	57.14
Average Shareholders’ Equity to Average Total Assets	9.72	9.11
	Six Months Ended June 30,
	2017	2016
Return on Average Assets	1.06%	0.99%
Return on Average Shareholders’ Equity	11.13	10.93
Dividend Payout Ratio – Basic	52.48	51.09
Dividend Payout Ratio – Diluted	53.00	51.09
Average Shareholders’ Equity to Average Total Assets	9.54	9.03

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2016.  There were no substantial changes in these concentrations during the six months ended June 30, 2017.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.
Total loans increased $53.7 million, or 2.1%, to $2.61 billion at June 30, 2017 from $2.56 billion at December 31, 2016, and increased $225.9 million, or 9.5%, from $2.38 billion at June 30, 2016.  Average loans increased $122.4 million, or 5.0%, for the six months ended June 30, 2017 when compared to the same period in 2016.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States, led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of July 20, 2017, the price per barrel of crude oil was approximately $47 compared to approximately $98 as of December 31, 2013. A prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Energy loans comprised approximately 1.14% and 1.09% of our loan portfolio at June 30, 2017 and December 31, 2016, respectively. We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.

The following table sets forth loan totals by class for the periods presented:

	At June 30, 2017	At December 31, 2016	At June 30, 2016
	(in thousands)
Real Estate Loans:
Construction	$386,853	$380,175	$425,595
1-4 Family Residential	615,405	637,239	633,400
Commercial	1,033,629	945,978	694,272
Commercial Loans	172,311	177,265	197,896
Municipal Loans	305,023	298,583	292,909
Loans to Individuals	96,977	117,297	140,249
Total Loans	$2,610,198	$2,556,537	$2,384,321
Construction loans increased $6.7 million, or 1.8%, to $386.9 million at June 30, 2017 from $380.2 million at December 31, 2016, and decreased $38.7 million, or 9.1%, from $425.6 million at June 30, 2016. Our construction loans increased during the six months ended June 30, 2017 due to continued growth in our Austin and Dallas-Fort Worth markets. The decrease compared to June 30, 2016 was due to payoffs and transfers to permanent financing, more than offsetting new loans and advances on existing construction projects during that time.
1-4 family residential loans decreased $21.8 million, or 3.4%, to $615.4 million at June 30, 2017 from $637.2 million at December 31, 2016, and decreased $18.0 million, or 2.8%, from $633.4 million at June 30, 2016 due primarily to payoffs in excess of originations.
Commercial real estate loans increased $87.7 million, or 9.3%, to $1.03 billion at June 30, 2017 from $946.0 million at December 31, 2016, and increased $339.4 million, or 48.9%, from $694.3 million at June 30, 2016. Our commercial real estate loans continued to increase during the six months ended June 30, 2017 primarily as a result of providing permanent financing on completed construction projects and continued growth in our Austin and Dallas-Fort Worth markets.
Commercial loans decreased $5.0 million, or 2.8%, to $172.3 million at June 30, 2017 from $177.3 million at December 31, 2016, and decreased $25.6 million, or 12.9%, from $197.9 million at June 30, 2016 due primarily to payoffs in excess of originations.
Municipal loans increased $6.4 million, or 2.2%, to $305.0 million at June 30, 2017 from $298.6 million at December 31, 2016, and increased $12.1 million, or 4.1%, from $292.9 million at June 30, 2016.
Loans to individuals decreased $20.3 million, or 17.3%, to $97.0 million at June 30, 2017, from $117.3 million at December 31, 2016, and decreased $43.3 million, or 30.9%, from $140.2 million at June 30, 2016, which primarily reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of review we determine it is probable that we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowances.  The internal loan review department maintains a list (“Watch List”) of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.
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
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, and geographic and industry loan concentration.
After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.
As of June 30, 2017, our review of the loan portfolio indicated that a loan loss allowance of $19.2 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2017, the allowance for loan losses increased $1.3 million, or 7.4%, to $19.2 million, or 0.74% of total loans, when compared to $17.9 million, or 0.70% of total loans at December 31, 2016, and increased $4.3 million, or 29.1%, from $14.9 million, or 0.63% of total loans at June 30, 2016, due primarily to loan growth and changes in qualitative factors in accordance with our methodology for determining the estimate of the allowance for loan loss.
For the three and six months ended June 30, 2017, loan charge-offs were $1.1 million and $2.1 million, respectively, and recoveries were $498,000 and $1.0 million, respectively. For the three and six months ended June 30, 2016, loan charge-offs were $11.3 million and $12.4 million, respectively, and recoveries were $645,000 and $1.5 million, respectively. The necessary provision expense was estimated at $1.3 million and $2.4 million for the three and six months ended June 30, 2017, respectively, a decrease of $2.4 million, or 64.3%, and $3.6 million, or 59.8%, from $3.8 million and $6.1 million for the comparable periods in 2016. The significant decrease in provision expense was due to the partial charge-offs applied to two large commercial borrowing relationships during the second quarter of 2016.
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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2017	At December 31, 2016	At June 30, 2016
Nonaccrual loans	$3,034	$8,280	$11,767
Accruing loans past due more than 90 days	—	6	6
Restructured loans	5,884	6,431	12,477
Other real estate owned	233	339	237
Repossessed assets	14	49	23
Total Nonperforming Assets	$9,165	$15,105	$24,510

	At June 30, 2017	At December 31, 2016	At June 30, 2016
Asset Quality Ratios:
Nonaccruing loans to total loans	0.12%	0.32%	0.49%
Allowance for loan losses to nonaccruing loans	634.18	216.32	126.69
Allowance for loan losses to nonperforming assets	209.94	118.58	60.82
Allowance for loan losses to total loans	0.74	0.70	0.63
Nonperforming assets to total assets	0.16	0.27	0.49
Net charge-offs to average loans	0.09	0.47	0.90
Total nonperforming assets at June 30, 2017 were $9.2 million, a decrease of $5.9 million, or 39.3%, from $15.1 million at December 31, 2016 and a decrease of $15.3 million, or 62.6%, from $24.5 million at June 30, 2016.
From December 31, 2016 to June 30, 2017, nonaccrual loans decreased $5.2 million, or 63.4%, to $3.0 million, and decreased $8.7 million, or 74.2%, from June 30, 2016.  Of the total nonaccrual loans at June 30, 2017, $1.0 million are1-4 family residential real estate loans, $706,000 are commercial real estate loans, $663,000 are commercial loans, $600,000 are loans to individuals, and $53,000 are construction loans. Restructured loans totaled $5.9 million at June 30, 2017, a decrease of $547,000, or 8.5%, compared to December 31, 2016 and decreased $6.6 million, or 52.8%, when compared to $12.5 million at June 30, 2016. OREO decreased $106,000, or 31.3%, to $233,000 at June 30, 2017 from $339,000 at December 31, 2016 and decreased $4,000, or 1.7%, from $237,000 at June 30, 2016.  The OREO at June 30, 2017 consisted primarily of construction and 1-4 family residential properties.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $35,000, or 71.4%, to $14,000 at June 30, 2017, from $49,000 at December 31, 2016 and decreased $9,000, or 39.1%, from $23,000 at June 30, 2016.
Pending Acquisition
See “Note 2 - Pending Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2017, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 2.55% and 3.08%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 6.63% and 5.42%, respectively, relative to the base case over the next 12 months. As of December 31, 2016, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 0.21%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 2.25% and 1.67%, respectively, relative to the base case over the next 12 months.  As of June 30, 2016, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.61% and 3.37%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.41% and 1.14%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	July 28, 2017	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 28, 2017	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated June 12, 2017, by and among Southside Bancshares, Inc., Rocket Merger Sub, Inc. and Diboll State Bancshares, Inc.	X

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3 (a)	10-Q	5/9/2014	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	11/24/2014	0-12247

(10)	Material Contracts
10.1	Southside Bancshares, Inc. 2017 Incentive Plan		10.1	8-K	05/12/2017	0-12247

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.