Form 10-Q
period 2017-09-30
SOUTHSIDE BANCSHARES INC
filed 2017-10-27
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 23, 2017 was 29,433,437 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$57,947	$59,363
Interest earning deposits	120,996	102,251
Federal funds sold	5,570	8,040
Total cash and cash equivalents	184,513	169,654
Securities available for sale, at estimated fair value	1,292,072	1,479,600
Securities held to maturity, at carrying value (estimated fair value of $928,507 and $944,282, respectively)	909,844	937,487
FHLB stock, at cost	61,845	61,084
Other investments	5,439	5,508
Loans held for sale	2,177	7,641
Loans:
Loans	2,682,766	2,556,537
Less: Allowance for loan losses	(19,871)	(17,911)
Net Loans	2,662,895	2,538,626
Premises and equipment, net	107,099	106,003
Goodwill	91,520	91,520
Other intangible assets, net	3,379	4,608
Interest receivable	18,792	25,183
Deferred tax asset, net	21,842	28,891
Unsettled trades to sell securities	11,843	—
Bank owned life insurance	99,616	97,775
Other assets	11,554	10,187
Total assets	$5,484,430	$5,563,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$781,701	$704,013
Interest bearing	2,782,474	2,829,063
Total deposits	3,564,175	3,533,076
Short-term obligations:
Federal funds purchased and repurchase agreements	9,083	7,097
FHLB advances	990,500	866,518
Total short-term obligations	999,583	873,615
Long-term obligations:
FHLB advances	152,056	443,128
Subordinated notes, net of unamortized debt issuance costs	98,209	98,100
Long-term debt, net of unamortized debt issuance costs	60,240	60,236
Total long-term obligations	310,505	601,464
Unsettled trades to purchase securities	16,673	160
Other liabilities	37,471	37,178
Total liabilities	4,928,407	5,045,493

Off-balance-sheet arrangements, commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock ($1.25 par value, 40,000,000 shares authorized, 32,256,777 shares issued at September 30, 2017 and 31,455,951 shares issued at December 31, 2016)	40,321	39,320
Paid-in capital	563,553	535,240
Retained earnings	25,677	30,098
Treasury stock, at cost (2,823,340 shares at September 30, 2017 and 2,913,064 shares at December 31, 2016)	(47,291)	(47,891)
Accumulated other comprehensive loss	(26,237)	(38,493)
Total shareholders’ equity	556,023	518,274
Total liabilities and shareholders’ equity	$5,484,430	$5,563,767

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans	$29,322	$25,740	$84,666	$79,738
Investment securities – taxable	58	251	702	572
Investment securities – tax-exempt	5,670	5,467	18,381	15,959
Mortgage-backed securities	10,567	9,399	31,430	28,156
FHLB stock and other investments	329	186	926	588
Other interest earning assets	527	89	1,265	220
Total interest income	46,473	41,132	137,370	125,233
Interest expense
Deposits	5,420	3,604	14,839	10,375
Short-term obligations	3,382	1,122	7,927	2,724
Long-term obligations	2,711	2,476	8,940	7,210
Total interest expense	11,513	7,202	31,706	20,309
Net interest income	34,960	33,930	105,664	104,924
Provision for loan losses	960	1,631	3,404	7,715
Net interest income after provision for loan losses	34,000	32,299	102,260	97,209
Noninterest income
Deposit services	5,476	5,335	15,845	15,519
Net gain on sale of securities available for sale	627	2,343	874	5,512
Gain on sale of loans	347	818	1,553	2,334
Trust income	873	867	2,662	2,591
Bank owned life insurance income	636	656	1,905	1,977
Brokerage services	561	551	1,790	1,661
Other	888	1,162	3,745	3,104
Total noninterest income	9,408	11,732	28,374	32,698
Noninterest expense
Salaries and employee benefits	14,395	15,203	45,229	47,784
Occupancy expense	2,981	4,569	8,741	10,897
Advertising, travel & entertainment	487	588	1,618	1,995
ATM and debit card expense	1,024	868	2,840	2,316
Professional fees	996	1,148	2,985	3,964
Software and data processing expense	732	736	2,145	2,224
Telephone and communications	459	407	1,461	1,359
FDIC insurance	441	643	1,327	1,926
Other	3,492	4,263	10,056	11,180
Total noninterest expense	25,007	28,425	76,402	83,645

Income before income tax expense	18,401	15,606	54,232	46,262
Income tax expense	3,890	2,741	10,251	8,486
Net income	$14,511	$12,865	$43,981	$37,776
Earnings per common share – basic	$0.49	$0.48	$1.50	$1.40
Earnings per common share – diluted	$0.49	$0.48	$1.49	$1.39
Dividends paid per common share	$0.28	$0.24	$0.81	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$14,511	$12,865	$43,981	$37,776
Other comprehensive income:
Securities available for sale and transferred securities:
Change in net unrealized holding gains (losses) on available for sale securities during the period	344	(10,960)	18,450	33,031
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	490	16	1,191	160
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(627)	(2,343)	(874)	(5,512)
Derivatives:
Change in net unrealized (loss) gain on effective cash flow hedge interest rate swap derivatives	(236)	1,070	(2,084)	(5,125)
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	—	273	—
Reclassification adjustment for net loss on interest rate swap derivatives, included in net income	122	521	746	1,338
Reclassification adjustment for amortization of unrealized gains on terminated interest rate swap derivatives	(21)	—	(52)	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	403	458	1,210	1,371
Amortization of prior service credit, included in net periodic benefit cost	(1)	(10)	(5)	(6)
Other comprehensive income (loss), before tax	474	(11,248)	18,855	25,257
Income tax (expense) benefit related to items of other comprehensive income	(166)	3,937	(6,599)	(8,840)
Other comprehensive income (loss), net of tax	308	(7,311)	12,256	16,417
Comprehensive income	$14,819	$5,554	$56,237	$54,193

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$34,832	$424,078	$41,527	$(37,692)	$(18,683)	$444,062
Net income	—	—	37,776	—	—	37,776
Other comprehensive income	—	—	—	—	16,417	16,417
Issuance of common stock for dividend reinvestment plan (33,622 shares)	42	950	—	—	—	992
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	1,156	—	—	—	1,156
Tax benefits related to stock awards	—	79	—	—	—	79
Net issuance of common stock under employee stock plans (39,468 shares)	50	345	(49)	—	—	346
Cash dividends paid on common stock ($0.71 per share)	—	—	(18,069)	—	—	(18,069)
Stock dividend declared (1,252,353 shares)	1,565	33,200	(34,765)	—	—	—
Balance at September 30, 2016	$36,489	$459,808	$26,420	$(47,891)	$(2,266)	$472,560

Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	43,981	—	—	43,981
Other comprehensive income	—	—	—	—	12,256	12,256
Issuance of common stock for dividend reinvestment plan (33,000 shares)	41	1,057	—	—	—	1,098
Stock compensation expense	—	1,393	—	—	—	1,393
Net issuance of common stock under employee stock plans (138,035 shares)	61	1,802	(73)	600	—	2,390
Cash dividends paid on common stock ($0.81 per share)	—	—	(23,369)	—	—	(23,369)
Stock dividend declared (719,515 shares)	899	24,061	(24,960)	—	—	—
Balance at September 30, 2017	$40,321	$563,553	$25,677	$(47,291)	$(26,237)	$556,023

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$43,981	$37,776
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	7,251	6,612
Securities premium amortization (discount accretion), net	13,502	14,245
Loan (discount accretion) premium amortization, net	(818)	(2,113)
Provision for loan losses	3,404	7,715
Stock compensation expense	1,393	1,156
Deferred tax expense	453	1,916
Net tax benefit related to stock awards	—	(79)
Net gain on sale of securities available for sale	(874)	(5,512)
Net loss on premises and equipment	77	235
Gross proceeds from sales of loans held for sale	50,689	67,144
Gross originations of loans held for sale	(45,225)	(68,634)
Net (gain) loss on other real estate owned	(1)	224
Net gain on sale of customer receivables	—	(144)
Net change in:
Interest receivable	6,391	5,242
Other assets	2,696	(2,094)
Interest payable	(923)	726
Other liabilities	(4,639)	2,182
Net cash provided by operating activities	77,357	66,597

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(371,555)	(761,900)
Sales	486,460	495,011
Maturities, calls and principal repayments	87,096	160,676
Securities held to maturity:
Purchases	(1,521)	(29,725)
Maturities, calls and principal repayments	25,455	22,029
Proceeds from redemption of FHLB stock and other investments	114	3,644
Purchases of FHLB stock and other investments	(761)	(4,433)
Net loan originations	(127,240)	(66,633)
Proceeds from sales of customer receivables	—	3,314
Purchases of premises and equipment	(7,090)	(5,189)
Proceeds from sales of premises and equipment	8	120
Proceeds from sales of other real estate owned	134	1,918
Proceeds from sales of repossessed assets	341	767
Net cash provided by (used in) investing activities	91,441	(180,401)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2017	2016
FINANCING ACTIVITIES:
Net change in deposits	$31,031	$126,748
Net increase in federal funds purchased and repurchase agreements	1,986	9,087
Proceeds from FHLB advances	2,366,476	6,548,551
Repayment of FHLB advances	(2,533,551)	(6,523,701)
Net proceeds from issuance of subordinated long-term debt	—	98,083
Tax benefit related to stock awards	—	79
Proceeds from stock option exercises	2,527	418
Cash paid to tax authority from stock option exercises	(137)	(72)
Purchase of common stock	—	(10,199)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,098	992
Cash dividends paid	(23,369)	(18,069)
Net cash (used in) provided by financing activities	(153,939)	231,917

Net increase in cash and cash equivalents	14,859	118,113
Cash and cash equivalents at beginning of period	169,654	80,975
Cash and cash equivalents at end of period	$184,513	$199,088

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$32,629	$19,583
Income taxes paid	$8,300	$5,700

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$407	$5,434
Adjustment to pension liability	$(1,205)	$(1,365)
Stock dividend (2.5% and 5%, respectively)	$24,960	$34,765
Unsettled trades to purchase securities	$(16,673)	$(30,214)
Unsettled trades to sell securities	$11,843	$—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, not all information required by GAAP for complete financial statements is included in these interim statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  The preparation of these consolidated financial statements in accordance with GAAP requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
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
We adopted ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017 which requires all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the vesting period or exercise of the award. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense by $213,000, or less than $0.01 on our diluted earnings per common share for the three months ended September 30, 2017, and $423,000, or $0.01 on our diluted earnings per common share for the nine months ended September 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the vesting period or exercise of the award. We have elected to apply that change in cash flow on a prospective basis and therefore, prior periods have not been adjusted. ASU 2016-09 also requires the classification of employee taxes paid when an employer withholds shares for tax withholding purposes be classified as a financing activity in the statement of cash flow and be applied retrospectively. The requirement to report the employee taxes paid is reflected in prior period presentation in our consolidated statement of cash flows. In connection with the adoption of ASU 2016-09, we have also elected to recognize forfeitures as they occur.
Terminated Derivative Financial Instruments
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within accumulated other comprehensive income (“AOCI”) will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in AOCI shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges of forecasted transactions. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.

The existing gain in AOCI related to the terminated interest rate swap contracts will be reclassified into earnings through straight-line accretion in the same periods the hedged forecasted transaction affects earnings.
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
Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) until the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment.  We anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018. Our revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  We have evaluated the impact this guidance will have in relation to our noninterest income derived from contracts with our customers as it relates to deposit services, trust income, brokerage services, and merchant services (included in other noninterest income) which we have determined to be in the scope of ASU 2014-09.  The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial statements. We are continuing to evaluate the impact of the additional disclosures required by this guidance.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both finance (formerly known as “capital”) and operating leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements, and we anticipate our assessment to be completed during the fiscal year 2018.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic postretirement benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We did not early adopt ASU 2017-07. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. ASU 2017-07 is not expected to have a significant impact on our consolidated financial statements.
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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We did not early adopt ASU 2017-09. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item, and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of the pending adoption of ASU 2017-12 on our consolidated financial statements.

2.    Pending Acquisition
On June 12, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diboll State Bancshares, Inc., a Texas corporation (“Diboll”) and the holding company for First Bank & Trust East Texas, a Texas banking association based in Diboll, Texas. As of September 30, 2017, Diboll had $1.01 billion in assets and $908.7 million in deposits The Merger Agreement provides that, subject to the terms and conditions thereof, Diboll will merge with and into the Company, with the Company as the surviving corporation. On October 17, 2017, Diboll’s shareholders approved the Merger Agreement and the merger at a special meeting of shareholders. The merger of Southside Bank and Diboll’s subsidiary bank has previously received the approval of the Federal Deposit Insurance Corporation and the Texas Department of Banking. The merger is expected to close during the fourth quarter of 2017, subject to receipt of regulatory approval from the Federal Reserve Board and the satisfaction of other customary closing conditions.
Pursuant to the Merger Agreement, the Company will issue 5,535,000 shares of Company common stock and up to $25.0 million in cash for all outstanding shares of Diboll common stock, subject to adjustment pursuant to the terms of the Merger Agreement.

3.     Earnings Per Share
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and Diluted Earnings:
Net income	$14,511	$12,865	$43,981	$37,776
Basic weighted-average shares outstanding	29,370	26,923	29,326	26,976
Add: Stock awards	200	157	205	115
Diluted weighted-average shares outstanding	29,570	27,080	29,531	27,091

Basic Earnings Per Share:
Net Income	$0.49	$0.48	$1.50	$1.40
Diluted Earnings Per Share:
Net Income	$0.49	$0.48	$1.49	$1.39
For the three- and nine-month periods ended September 30, 2017, there were approximately 45,000 and 49,000 anti-dilutive shares, respectively. For the three- and nine-month periods ended September 30, 2016, there were approximately 3,000 and 29,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(11,644)	$3,957	$(136)	$(18,722)	$(26,545)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	344	(236)	—	—	108
Reclassified from accumulated other comprehensive (loss) income	(137)	101	(1)	403	366
Income (expense) tax benefit	(72)	47	—	(141)	(166)
Net current-period other comprehensive income (loss), net of tax	135	(88)	(1)	262	308
Ending balance, net of tax	$(11,509)	$3,869	$(137)	$(18,460)	$(26,237)

	Nine Months Ended September 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	18,450	(1,811)	—	—	16,639
Reclassified from accumulated other comprehensive income (loss)	317	694	(5)	1,210	2,216
Income tax (expense) benefit	(6,568)	391	1	(423)	(6,599)
Net current-period other comprehensive income (loss), net of tax	12,199	(726)	(4)	787	12,256
Ending balance, net of tax	$(11,509)	$3,869	$(137)	$(18,460)	$(26,237)

	Three Months Ended September 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$26,389	$(3,496)	$(42)	$(17,806)	$5,045
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(10,960)	1,070	—	—	(9,890)
Reclassified from accumulated other comprehensive (loss) income	(2,327)	521	(10)	458	(1,358)
Income tax benefit (expense)	4,650	(557)	4	(160)	3,937
Net current-period other comprehensive (loss) income, net of tax	(8,637)	1,034	(6)	298	(7,311)
Ending balance, net of tax	$17,752	$(2,462)	$(48)	$(17,508)	$(2,266)

	Nine Months Ended September 30, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	33,031	(5,125)	—	—	27,906
Reclassified from accumulated other comprehensive (loss) income	(5,352)	1,338	(6)	1,371	(2,649)
Income tax (expense) benefit	(9,688)	1,325	2	(479)	(8,840)
Net current-period other comprehensive income (loss), net of tax	17,991	(2,462)	(4)	892	16,417
Ending balance, net of tax	$17,752	$(2,462)	$(48)	$(17,508)	$(2,266)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(490)	$(16)	$(1,191)	$(160)
Tax benefit	172	6	417	56
Net of tax	$(318)	$(10)	$(774)	$(104)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$627	$2,343	$874	$5,512
Tax expense	(220)	(820)	(306)	(1,929)
Net of tax	$407	$1,523	$568	$3,583

Derivatives:
Realized net loss on interest rate swap derivatives (3)	$(122)	$(521)	$(746)	$(1,338)
Tax benefit	43	182	261	468
Net of tax	$(79)	$(339)	$(485)	$(870)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$21	$—	$52	$—
Tax expense	(7)	—	(18)	—
Net of tax	$14	$—	$34	$—

Amortization of pension plan:
Net actuarial loss (4)	$(403)	$(458)	$(1,210)	$(1,371)
Prior service credit (4)	1	10	5	6
Total before tax	(402)	(448)	(1,205)	(1,365)
Tax benefit	141	156	422	477
Net of tax	(261)	(292)	(783)	(888)
Total reclassifications for the period, net of tax	$(237)	$882	$(1,440)	$1,721
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for long-term obligations on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of September 30, 2017 and December 31, 2016 are reflected in the tables below (in thousands):

	September 30, 2017
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$340,790	$2,757	$6,387	$337,160	$—	$—	$337,160
Other Stocks and Bonds	5,042	73	—	5,115	—	—	5,115
Other Equity Securities	6,031	—	71	5,960	—	—	5,960
Mortgage-backed Securities: (1)
Residential	617,860	6,319	4,484	619,695	—	—	619,695
Commercial	322,577	2,320	755	324,142	—	—	324,142
Total	$1,292,300	$11,469	$11,697	$1,292,072	$—	$—	$1,292,072

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$424,729	$2,812	$12,299	$415,242	$13,019	$2,039	$426,222
Mortgage-backed Securities: (1)
Residential	132,426	—	5,143	127,283	2,513	181	129,615
Commercial	370,167	941	3,789	367,319	5,925	574	372,670
Total	$927,322	$3,753	$21,231	$909,844	$21,457	$2,794	$928,507

	December 31, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$74,016	$—	$3,947	$70,069	$—	$—	$70,069
State and Political Subdivisions	394,050	3,217	12,070	385,197	—	—	385,197
Other Stocks and Bonds	6,587	64	—	6,651	—	—	6,651
Other Equity Securities	6,039	—	119	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	630,603	6,434	9,529	627,508	—	—	627,508
Commercial	386,109	1,201	3,055	384,255	—	—	384,255
Total	$1,497,404	$10,916	$28,720	$1,479,600	$—	$—	$1,479,600

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$435,080	$3,987	$13,257	$425,810	$7,595	$3,493	$429,912
Mortgage-backed Securities: (1)
Residential	142,060	—	5,748	136,312	1,534	950	136,896
Commercial	379,016	1,067	4,718	375,365	4,372	2,263	377,474
Total	$956,156	$5,054	$23,723	$937,487	$13,501	$6,706	$944,282

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we may transfer securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. During 2016, the Company transferred securities with a fair value of $157.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. Our management has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2017.

The following tables represent the estimated fair value and unrealized loss on securities AFS and HTM as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$67,886	$991	$153,073	$5,396	$220,959	$6,387
Other Equity Securities	5,960	71	—	—	5,960	71
Mortgage-backed Securities:
Residential	161,949	710	110,503	3,774	272,452	4,484
Commercial	36,549	258	13,122	497	49,671	755
Total	$272,344	$2,030	$276,698	$9,667	$549,042	$11,697
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$52,088	$643	$41,006	$1,396	$93,094	$2,039
Mortgage-backed Securities:
Residential	3,795	57	2,922	124	6,717	181
Commercial	36,340	561	895	13	37,235	574
Total	$92,223	$1,261	$44,823	$1,533	$137,046	$2,794

	As of December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$70,069	$3,947	$—	$—	$70,069	$3,947
State and Political Subdivisions	264,485	12,069	887	1	265,372	12,070
Other Equity Securities	5,920	119	—	—	5,920	119
Mortgage-backed Securities:
Residential	369,903	9,491	6,199	38	376,102	9,529
Commercial	245,422	3,055	—	—	245,422	3,055
Total	$955,799	$28,681	$7,086	$39	$962,885	$28,720
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$179,939	$2,190	$29,427	$1,303	$209,366	$3,493
Mortgage-backed Securities:
Residential	107,024	950	—	—	107,024	950
Commercial	186,854	2,263	—	—	186,854	2,263
Total	$473,817	$5,403	$29,427	$1,303	$503,244	$6,706

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at September 30, 2017.
The majority of the securities in an unrealized loss position are highly rated municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at September 30, 2017.
Our equity securities consist of investments that are deemed to be qualified under the Community Reinvestment Act (CRA) of 1977. We primarily invest in securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. We evaluate the near-term prospects of our other equity securities in relation to the severity and duration of the current unrealized loss position. Based upon that evaluation, management does not consider the other equity securities to be other-than-temporarily impaired at September 30, 2017.

The following tables present interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2017	2016
U.S. Treasury	$—	$182
State and Political Subdivisions	5,670	5,467
Other Stocks and Bonds	27	39
Other Equity Securities	31	30
Mortgage-backed Securities	10,567	9,399
Total interest income on securities	$16,295	$15,117

	Nine Months Ended September 30,
	2017	2016
U.S. Treasury	$519	$330
State and Political Subdivisions	18,381	15,959
Other Stocks and Bonds	96	154
Other Equity Securities	87	88
Mortgage-backed Securities	31,430	28,156
Total interest income on securities	$50,513	$44,687

Of the approximately $874,000 in net securities gain from the AFS portfolio for the nine months ended September 30, 2017, there were $4.7 million in realized gain positions and $3.8 million in realized loss positions.  Of the $5.5 million in net securities gain from the AFS portfolio for the nine months ended September 30, 2016, there were $6.2 million in realized gain positions and $663,000 in realized loss positions. There were no sales from the HTM portfolio during the nine months ended September 30, 2017 or 2016. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS securities and the carrying value and estimated fair values of HTM securities at September 30, 2017, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2017
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$9,844	$9,965
Due after one year through five years	15,651	16,066
Due after five years through ten years	34,121	34,655
Due after ten years	286,216	281,589
	345,832	342,275
Mortgage-backed Securities and Other Equity Securities:	946,468	949,797
Total	$1,292,300	$1,292,072

	September 30, 2017
	Carrying Value	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$23,631	$23,372
Due after one year through five years	57,827	58,663
Due after five years through ten years	110,903	113,443
Due after ten years	222,881	230,744
	415,242	426,222
Mortgage-backed Securities:	494,602	502,285
Total	$909,844	$928,507

Investment securities and MBS with carrying values of $1.15 billion and $1.50 billion were pledged as of September 30, 2017 and December 31, 2016, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed quarterly for other-than-temporary impairment.  These securities have no maturity date.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2017	December 31, 2016
Real Estate Loans:
Construction	$420,497	$380,175
1-4 Family Residential	609,159	637,239
Commercial	1,073,646	945,978
Commercial Loans	166,919	177,265
Municipal Loans	322,286	298,583
Loans to Individuals	90,259	117,297
Total Loans (1)	2,682,766	2,556,537
Less: Allowance for Loan Losses (2)	19,871	17,911
Net Loans	$2,662,895	$2,538,626

(1)	Includes approximately $278.7 million and $372.4 million of loans acquired with the Omni acquisition as of September 30, 2017 and December 31, 2016, respectively.

(2)	The allowance for loan loss recorded on purchase credit impaired (“PCI”) loans totaled $53,000 and $3,000 as of September 30, 2017 and December 31, 2016, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2017 consisted of $975.2 million of owner and non-owner occupied real estate, $95.5 million of loans secured by multi-family properties and $2.9 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Loans to Individuals
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles. Loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards we employ for consumer loans include an application, a determination of the applicant’s payment history on other debts, with the greatest weight being given to payment history with us, and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount. Most of our loans to individuals are collateralized, which management believes assists in limiting our exposure.
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

•
Special Mention (Rating 6) – A Special Mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in our credit position at some future date.  Special Mention loans are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.

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

These factors are also considered for the non-PCI purchased Omni loan portfolio specifically in regards to changes in credit quality, past due, nonaccrual and charge-off trends.
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241
Provision (reversal) for loan losses (1)	(20)	34	383	189	41	333	960
Loans charged off	—	(11)	—	(73)	—	(593)	(677)
Recoveries of loans charged off	—	10	2	89	—	246	347
Balance at end of period	$3,553	$2,425	$10,355	$1,829	$806	$903	$19,871

	Nine Months Ended September 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (1)	(560)	46	3,140	(84)	56	806	3,404
Loans charged off	(35)	(299)	—	(650)	—	(1,835)	(2,819)
Recoveries of loans charged off	1	13	11	300	—	1,050	1,375
Balance at end of period	$3,553	$2,425	$10,355	$1,829	$806	$903	$19,871

	Three Months Ended September 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,423	$1,686	$4,680	$2,474	$737	$908	$14,908
Provision (reversal) for loan losses (1)	734	574	556	(682)	1	448	1,631
Loans charged off	—	(24)	—	(452)	—	(781)	(1,257)
Recoveries of loans charged off	—	7	6	344	—	354	711
Balance at end of period	$5,157	$2,243	$5,242	$1,684	$738	$929	$15,993

	Nine Months Ended September 30, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (2)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (1)	538	(449)	648	6,032	(236)	1,182	7,715
Loans charged off	—	(43)	—	(11,375)	—	(2,283)	(13,701)
Recoveries of loans charged off	269	140	17	431	249	1,137	2,243
Balance at end of period	$5,157	$2,243	$5,242	$1,684	$738	$929	$15,993

(1)
Of the $960,000 and $3.4 million recorded in provision for loan losses for the three and nine months ended September 30, 2017, $50,000 related to provision expense on PCI loans. Of the $1.6 million recorded in provision for loan losses for the three months ended September 30, 2016, none related to provision expense on PCI loans. Of the $7.7 million recorded in provision for loan losses for the nine months ended September 30, 2016, approximately $1.4 million related to provision expense on PCI loans.

(2)	Of the $11.4 million in commercial charge-offs recorded for the nine months ended September 30, 2016, $10.9 million includes the partial charge-off of two large commercial borrowing relationships.
The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of September 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$7	$12	$15	$175	$10	$100	$319
Ending balance – collectively evaluated for impairment	3,546	2,413	10,340	1,654	796	803	19,552
Balance at end of period	$3,553	$2,425	$10,355	$1,829	$806	$903	$19,871

	As of December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$16	$17	$923	$11	$106	$1,086
Ending balance – collectively evaluated for impairment	4,134	2,649	7,187	1,340	739	776	16,825
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

(1)	There was approximately $53,000 and $3,000 of allowance for loan losses associated with PCI loans as of September 30, 2017 and December 31, 2016, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	September 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$90	$1,629	$1,078	$941	$502	$243	$4,483
Loans collectively evaluated for impairment	420,286	602,102	1,071,148	165,027	321,784	89,965	2,670,312
Purchased credit impaired loans	121	5,428	1,420	951	—	51	7,971
Total ending loan balance	$420,497	$609,159	$1,073,646	$166,919	$322,286	$90,259	$2,682,766

	December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$480	$1,693	$1,184	$5,840	$571	$241	$10,009
Loans collectively evaluated for impairment	379,526	629,893	942,818	170,159	298,012	116,923	2,537,331
Purchased credit impaired loans	169	5,653	1,976	1,266	—	133	9,197
Total ending loan balance	$380,175	$637,239	$945,978	$177,265	$298,583	$117,297	$2,556,537

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	September 30, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$420,118	$—	$—	$365	$14	$420,497
1-4 Family Residential	603,761	35	—	4,996	367	609,159
Commercial	961,054	16,189	43,423	52,826	154	1,073,646
Commercial Loans	157,449	955	4,760	3,480	275	166,919
Municipal Loans	320,854	—	930	502	—	322,286
Loans to Individuals	89,419	—	31	466	343	90,259
Total	$2,552,655	$17,179	$49,144	$62,635	$1,153	$2,682,766

	December 31, 2016
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$374,443	$34	$571	$5,108	$19	$380,175
1-4 Family Residential	632,937	68	—	3,380	854	637,239
Commercial	885,049	17,739	10,587	32,603	—	945,978
Commercial Loans	158,943	1,187	8,086	9,012	37	177,265
Municipal Loans	297,014	—	998	571	—	298,583
Loans to Individuals	115,952	—	9	629	707	117,297
Total	$2,464,338	$19,028	$20,251	$51,303	$1,617	$2,556,537

(1)
Includes PCI loans comprised of $6,000 pass watch, $482,000 special mention, $2.0 million substandard and $315,000 doubtful as of September 30, 2017. Includes PCI loans comprised of $5,000 pass watch, $511,000 special mention, $1.5 million substandard and $28,000 doubtful as of December 31, 2016.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2017	At December 31, 2016
Nonaccrual loans (1)	$3,095	$8,280
Accruing loans past due more than 90 days (1)	—	6
Restructured loans (2)	5,725	6,431
Other real estate owned	298	339
Repossessed assets	1	49
Total Nonperforming Assets	$9,119	$15,105

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $3.0 million and $3.1 million in PCI loans restructured as of September 30, 2017 and December 31, 2016, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. As of September 30, 2017, there were $27,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. As of December 31, 2016, there were $28,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	September 30, 2017	December 31, 2016
Real Estate Loans:
Construction	$90	$105
1-4 Family Residential	1,127	1,067
Commercial	765	808
Commercial Loans	641	5,477
Loans to Individuals	472	823
Total	$3,095	$8,280
Loans are considered impaired if, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for larger loans. The measurement of loss on impaired loans is generally based on the fair value of the collateral less selling costs if repayment is expected solely from the collateral or the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement. In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation. Loans that are evaluated and determined not to meet the definition of an impaired loan are reserved for at the general reserve rate for its appropriate class.

At the time a loss is probable in the collection of contractual amounts, specific reserves are allocated.  Loans are charged off to the liquidation value of the collateral net of liquidation costs, if any, when deemed uncollectible or as soon as collection by liquidation is evident.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of September 30, 2017 or December 31, 2016.

	September 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$94	$90	$7
1-4 Family Residential	4,351	4,149	12
Commercial	1,531	1,433	15
Commercial Loans	1,442	1,304	175
Municipal Loans	502	502	10
Loans to Individuals	276	243	100
Total (1)	$8,196	$7,721	$319

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$486	$480	$13
1-4 Family Residential	4,487	4,264	16
Commercial	1,631	1,574	17
Commercial Loans	6,108	5,941	923
Municipal Loans	571	571	11
Loans to Individuals	277	241	106
Total (1)	$13,560	$13,071	$1,086

(1)	Includes $3.2 million and $3.1 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of September 30, 2017 and December 31, 2016, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$5,471	$—	$75	$5,546	$414,951	$420,497
1-4 Family Residential	98	340	817	1,255	607,904	609,159
Commercial	577	—	154	731	1,072,915	1,073,646
Commercial Loans	91	177	14	282	166,637	166,919
Municipal Loans	—	—	—	—	322,286	322,286
Loans to Individuals	411	157	192	760	89,499	90,259
Total	$6,648	$674	$1,252	$8,574	$2,674,192	$2,682,766

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$917	$64	$86	$1,067	$379,108	$380,175
1-4 Family Residential	6,225	755	600	7,580	629,659	637,239
Commercial	70	154	154	378	945,600	945,978
Commercial Loans	783	300	3,459	4,542	172,723	177,265
Municipal Loans	113	—	—	113	298,470	298,583
Loans to Individuals	1,550	320	185	2,055	115,242	117,297
Total	$9,658	$1,593	$4,484	$15,735	$2,540,802	$2,556,537

(1)    Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$62	$—	$564	$5
1-4 Family residential	4,170	26	4,559	42
Commercial	1,459	2	4,281	21
Commercial loans	1,148	28	7,457	13
Municipal loans	537	7	604	8
Loans to individuals	250	1	275	2
Total	$7,626	$64	$17,740	$91

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$301	$—	$519	$17
1-4 Family Residential	4,322	134	2,915	124
Commercial	1,368	27	4,952	64
Commercial Loans	3,320	118	15,990	30
Municipal Loans	558	23	624	26
Loans to Individuals	248	4	262	6
Total	$10,117	$306	$25,262	$267

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Loans to Individuals	$—	$—	$8	$8	1
Total	$—	$—	$8	$8	1

	Nine Months Ended September 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$810	$—	$—	$810	3
Loans to Individuals	27	—	56	83	6
Total	$837	$—	$56	$893	9

	Three Months Ended September 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$—	$30	$30	2
Total	$—	$—	$30	$30	2

	Nine Months Ended September 30, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
Construction	$375	$—	$23	$398	2
1-4 Family Residential	—	73	2,737	2,810	5
Commercial	2,068	—	—	2,068	1
Commercial Loans	1,082	—	—	1,082	4
Loans to Individuals	19	—	72	91	6
Total	$3,544	$73	$2,832	$6,449	18
The majority of loans restructured as TDRs during the nine months ended September 30, 2017 and 2016 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the nine months ended September 30, 2017 and 2016 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2017 and 2016, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At September 30, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	September 30, 2017	December 31, 2016
Outstanding principal balance	$8,878	$10,612
Carrying amount	$7,971	$9,197

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$3,758	$1,598	$2,480	$2,493
Reclassifications (to) from nonaccretable discount	(79)	1,558	1,735	1,731
Accretion	(156)	(336)	(692)	(1,404)
Balance at end of period	$3,523	$2,820	$3,523	$2,820

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Parent Company
Subordinated notes: (1)
5.50% Subordinated Notes Due 2026, net of unamortized debt issuance costs (2)	$98,209	$98,100
Total Subordinated notes	98,209	98,100
Long-term debt: (3)
Southside Statutory Trust III Due 2033, net of unamortized debt issuance costs (4)	20,548	20,544
Southside Statutory Trust IV Due 2037 (5)	23,196	23,196
Southside Statutory Trust V Due 2037 (6)	12,887	12,887
Magnolia Trust Company I Due 2035 (7)	3,609	3,609
Total Long-term debt	60,240	60,236
Total Parent Company	158,449	158,336

Subsidiaries
FHLB advances (8)	152,056	443,128
Total Subsidiaries	152,056	443,128
Total Long-term obligations	$310,505	$601,464

(1)
This long-term debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	This debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 429.7 basis points.

(3)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)	This debt carries an adjustable rate of 4.275% through December 30, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

(5)	This debt carries an adjustable rate of 2.61111% through October 29, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

(6)	This debt carries an adjustable rate of 3.57% through December 14, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(7)	This debt carries an adjustable rate of 3.11444% through November 23, 2017 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

(8)	At September 30, 2017, the weighted average cost of these advances was 1.8%. Long-term FHLB advances have maturities ranging from October 2018 through July 2028.

On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million at September 30, 2017 and $1.9 million at December 31, 2016.

The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $71,000 at September 30, 2017 and $75,000 at December 31, 2016.

From time to time, the Company may enter into various variable rate advances with the FHLB. These advances totaled $280.0 million at September 30, 2017 and $250.0 million at December 31, 2016. Two of the variable rate advances have interest rates of three-month LIBOR minus 25 basis points. The remaining advances have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advances, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2017	2016	2017	2016	2017	2016
Service cost	$349	$347	$—	$—	$61	$52
Interest cost	901	928	44	53	142	133
Expected return on assets	(1,513)	(1,306)	(53)	(66)	—	—
Net loss amortization	328	412	—	—	75	46
Prior service (credit) cost amortization	(3)	(12)	—	—	2	2
Net periodic benefit cost (income)	$62	$369	$(9)	$(13)	$280	$233

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2017	2016	2017	2016	2017	2016
Service cost	$1,048	$1,031	$—	$—	$185	$155
Interest cost	2,701	2,798	133	159	425	401
Expected return on assets	(4,538)	(3,917)	(160)	(199)	—	—
Net loss amortization	984	1,232	—	—	226	139
Prior service (credit) cost amortization	(10)	(11)	—	—	5	5
Special and contractual termination benefits	—	1,549	—	—	—	—
Net periodic benefit cost (income)	$185	$2,682	$(27)	$(40)	$841	$700

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
There have been no stock option awards granted during the nine months ended September 30, 2017.  During the nine months ended September 30, 2016, we granted 87,474 nonqualified stock options (“NQSOs”) pursuant to the 2009 Incentive Plan with an exercise price equal to the fair value of the shares at the date of grant with a weighted average exercise price of $25.97. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period. During the nine months ended September 30, 2017 and 2016, we granted 3,707 and 18,315 restricted stock units (“RSUs”), respectively, with a total value of $125,000 and $486,000, respectively. The RSUs vest in equal annual installments over either a three- or four-year period.
Historically, shares issued in connection with stock compensation awards have been issued from available authorized shares. Beginning in the second quarter of 2017, shares were issued from available treasury shares. Shares issued in connection with stock compensation awards along with other related information were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New shares issued from available authorized shares	—	16,300	48,311	39,468
New shares issued from available treasury shares	77,957	—	89,724	—
Total	77,957	16,300	138,035	39,468

Proceeds from stock option exercises	$1,505	$224	$2,527	$418
For the three and nine months ended September 30, 2017, we had share-based compensation expense of $480,000 and $1.4 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2016 was $397,000 and $1.2 million, respectively.

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
At September 30, 2017, net derivative assets included $5.6 million of cash collateral received from counterparties under master netting agreements and net derivative liabilities included $1.2 million of cash collateral held by a counterparty subject to a master netting agreement. At September 30, 2017, we had $110,000 of cash collateral receivable that was not offset against derivative liabilities.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding for the periods presented (in thousands):

	September 30, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$240,000	$6,059	$328	$250,000	$7,069	$—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	67,573	73	1,263	2,182	85	—
Swaps-Customer counterparties	67,573	1,263	73	2,182	—	85
Gross derivatives		7,395	1,664		7,154	85
Offsetting derivative assets/liabilities		(401)	(401)		—	—
Cash collateral received/posted		(5,570)	(1,190)		(7,154)	—
Net derivatives included in the consolidated balance sheets (2)		$1,424	$73		$—	$85

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had net credit exposure of $271,000 related to interest rate swaps with financial institutions and $1.3 million related to interest rate swaps with customers at September 30, 2017. The credit risk associated with customer transactions is partially mitigated as these transactions are generally secured by the non-cash collateral securing the underlying transaction being hedged. We had no credit exposure related to interest rate swaps with financial or customer counterparties at December 31, 2016.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$240,000	5.5	1.24%	1.43%	$250,000	5.4	0.68%	1.31%
Swaps-Non-Hedging
Financial institution counterparties	67,573	13.0	1.23	2.37	2,182	9.7	0.62	1.57
Customer counterparties	67,573	13.0	2.37	1.23	2,182	9.7	1.57	0.62

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Securities Available for Sale – U.S. Treasury securities and other equity securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from independent pricing services and obtain an understanding of the pricing methodologies used by these independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things, as stated in the pricing methodologies of the independent pricing services.

We review and validate the prices supplied by the independent pricing services for reasonableness by comparison to prices obtained from, in most cases, two additional third party sources. For securities where prices are outside a reasonable range, we further review those securities, based on internal ALCO approved procedures, to determine what a reasonable fair value measurement is for that security, given available data.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at September 30, 2017 and December 31, 2016.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2017 and December 31, 2016, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$337,160	$—	$337,160	$—
Other Stocks and Bonds	5,115	—	5,115	—
Other Equity Securities	5,960	5,960	—	—
Mortgage-backed Securities: (1)
Residential	619,695	—	619,695	—
Commercial	324,142	—	324,142	—
Derivative assets:
Interest rate swaps	7,395	—	7,395	—
Total asset recurring fair value measurements	$1,299,467	$5,960	$1,293,507	$—

Derivative liabilities:
Interest rate swaps	$1,664	$—	$1,664	$—
Total liability recurring fair value measurements	$1,664	$—	$1,664	$—

Nonrecurring fair value measurements
Foreclosed assets	$299	$—	$—	$299
Impaired loans (2)	6,737	—	—	6,737
Total asset nonrecurring fair value measurements	$7,036	$—	$—	$7,036

	As of December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$70,069	$70,069	$—	$—
State and Political Subdivisions	385,197	—	385,197	—
Other Stocks and Bonds	6,651	—	6,651	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	627,508	—	627,508	—
Commercial	384,255	—	384,255	—
Derivative assets:
Interest rate swaps	7,154	—	7,154	—
Total asset recurring fair value measurements	$1,486,754	$75,989	$1,410,765	$—

Derivative liabilities:
Interest rate swaps	$85	$—	$85	$—
Total liability recurring fair value measurements	$85	$—	$85	$—

Nonrecurring fair value measurements
Foreclosed assets	$388	$—	$—	$388
Impaired loans (2)	9,693	—	—	9,693
Total asset nonrecurring fair value measurements	$10,081	$—	$—	$10,081

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$184,513	$184,513	$184,513	$—	$—
Investment Securities:
Held to maturity, at carrying value	415,242	426,222	—	426,222	—
Mortgage-backed Securities:
Held to maturity, at carrying value	494,602	502,285	—	502,285	—
FHLB stock, at cost, and other investments	67,284	67,284	—	67,284	—
Loans, net of allowance for loan losses	2,662,895	2,666,081	—	—	2,666,081
Loans held for sale	2,177	2,177	—	2,177	—
Financial Liabilities:
Deposits	$3,564,175	$3,560,777	$—	$3,560,777	$—
Federal funds purchased and repurchase agreements	9,083	9,083	—	9,083	—
FHLB advances	1,142,556	1,137,171	—	1,137,171	—
Subordinated notes, net of unamortized debt issuance costs	98,209	102,569	—	102,569	—
Long-term debt, net of unamortized debt issuance costs	60,240	48,422	—	48,422	—

		Estimated Fair Value
December 31, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$169,654	$169,654	$169,654	$—	$—
Investment Securities:
Held to maturity, at carrying value	425,810	429,912	—	429,912	—
Mortgage-backed Securities:
Held to maturity, at carrying value	511,677	514,370	—	514,370	—
FHLB stock, at cost, and other investments	66,592	66,592	—	66,592	—
Loans, net of allowance for loan losses	2,538,626	2,630,009	—	—	2,630,009
Loans held for sale	7,641	7,641	—	7,641	—
Financial Liabilities:
Deposits	$3,533,076	$3,293,352	$—	$3,293,352	$—
Federal funds purchased and repurchase agreements	7,097	7,097	—	7,097	—
FHLB advances	1,309,646	1,331,517	—	1,331,517	—
Subordinated notes, net of unamortized debt issuance costs	98,100	101,627	—	101,627	—
Long-term debt, net of unamortized debt issuance costs	60,236	45,147	—	45,147	—

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

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense	$3,454	$1,331	$9,798	$6,570
Deferred income tax (benefit) expense	436	1,410	453	1,916
Income tax expense	$3,890	$2,741	$10,251	$8,486

Net deferred tax assets totaled $21.8 million at September 30, 2017 and $28.9 million at December 31, 2016.  No valuation allowance for deferred tax assets was recorded at September 30, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at September 30, 2017 or December 31, 2016.

During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information.

We recognized income tax expense of $3.9 million and $10.3 million, for an effective tax rate (“ETR”) of 21.1% and 18.9% for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $2.7 million and $8.5 million, for an ETR of 17.6% and 18.3%, for the three and nine months ended September 30, 2016, respectively. The higher ETR for the three and nine months ended September 30, 2017 was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2016, slightly offset by the effect of the adoption of the accounting standard mentioned above, reducing income tax expense by $213,000 and $423,000 and the ETR by 1.2% and 0.8%, respectively. The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns and certain state tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$710,359	$665,663
Standby letters of credit	9,746	9,075
Total	$720,105	$674,738

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

Securities. In the normal course of business we buy and sell securities. There were $16.7 million and $160,000 of unsettled trades to purchase securities at September 30, 2017 and December 31, 2016, respectively. There were $11.8 million unsettled trades to sell securities as of September 30, 2017. There were no unsettled trades to sell securities at December 31, 2016.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2017 or December 31, 2016.

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank’s ability to pay dividends to us;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes, including potential cyber-security incidents;

•	execution of future or pending acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
As of September 30, 2017, our review of the loan portfolio indicated that a loan loss allowance of $19.9 million was appropriate to cover probable losses in the portfolio.
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
Estimation of Fair Value.  The estimation of fair value is significant to a number of our assets and liabilities.  In addition, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values for securities are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment and MBS are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or estimates from independent pricing services.  Where there are price variances outside certain ranges from different pricing services for specific securities, those pricing variances are reviewed with other market data to determine which of the price estimates is appropriate for that period.  Fair values for our derivatives are based on measurements that consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information, and the derivatives’ terms and conditions, among other things. We validate prices supplied by such sources by comparison to one another.
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

Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We consider broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At September 30, 2017, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.23%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.
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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$710,359	$665,663
Standby letters of credit	9,746	9,075
Total	$720,105	$674,738

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

Securities. In the normal course of business we buy and sell securities. There were $16.7 million and $160,000 of unsettled trades to purchase securities at September 30, 2017 and December 31, 2016, respectively. There were $11.8 million unsettled trades to sell securities at September 30, 2017. There were no unsettled trades to sell securities at December 31, 2016.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2017 or December 31, 2016.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

Net income increased $1.6 million, or 12.8%, for the three months ended September 30, 2017, to $14.5 million compared to the same period in 2016. The increase was primarily the result of a $5.3 million increase in interest income, a $3.4 million decrease in noninterest expense, and a $0.7 million decrease in provision for loan losses, partially offset by a $4.3 million increase in interest expense, a $2.3 million decrease in noninterest income, and a $1.1 million increase in income tax expense. Earnings per diluted common share increased $0.01, or 2.1%, to $0.49 for the three months ended September 30, 2017, from $0.48 for the same period in 2016.

During the nine months ended September 30, 2017, our net income increased $6.2 million, or 16.4%, to $44.0 million from $37.8 million for the same period in 2016. The increase was the result of a $12.1 million increase in interest income, a $7.2 million decrease in noninterest expense, and a $4.3 million decrease in provision for loan losses, partially offset by an $11.4 million increase in interest expense, $4.3 million decrease in noninterest income and a $1.8 million increase in income tax expense. Earnings per diluted common share increased $0.10, or 7.2%, to $1.49 for the nine months ended September 30, 2017, from $1.39 for the same period in 2016.

Financial Condition

Our total assets decreased $79.3 million, or 1.4%, to $5.48 billion at September 30, 2017 from $5.56 billion at December 31, 2016 as a result of a decrease in our securities portfolio and deferred tax asset partially offset by an increase in our loan portfolio and interest earning deposits. Our securities portfolio decreased by $215.2 million, or 8.9%, to $2.20 billion, compared to $2.42 billion at December 31, 2016 as we sold securities with longer durations in response to changes in interest rates. Net deferred tax asset totaled $21.8 million at September 30, 2017, as compared to $28.9 million at December 31, 2016. The $7.0 million decrease in deferred tax assets was due primarily to the decrease in the unrealized losses in the AFS securities portfolio.

Loans increased $126.2 million, or 4.9%, to $2.68 billion compared to $2.56 billion at December 31, 2016. The net increase in our loan portfolio was comprised of increases of $127.7 million of commercial real estate loans, $40.3 million of construction loans, and $23.7 million of municipal loans, which were partially offset by decreases of $28.1 million of 1-4 family residential loans, $27.0 million of loans to individuals, and $10.3 million of commercial loans.

Our nonperforming assets at September 30, 2017 decreased 39.6%, to $9.1 million and represented 0.17% of total assets, compared to $15.1 million, or 0.27% of total assets at December 31, 2016.  Nonaccruing loans decreased $5.2 million, or 62.6%, to $3.1 million, and the ratio of nonaccruing loans to total loans decreased to 0.12% at September 30, 2017 compared to 0.32% at December 31, 2016.  Restructured loans were $5.7 million at September 30, 2017, a decrease of $0.7 million, or 11.0%, from $6.4 million at December 31, 2016. Other Real Estate Owned (“OREO”) decreased to $298,000 at September 30, 2017 from $339,000 at December 31, 2016. Repossessed assets decreased to $1,000 at September 30, 2017 from $49,000 at December 31, 2016.

Our deposits increased $31.1 million, or 0.9%, to $3.56 billion at September 30, 2017 from $3.53 billion at December 31, 2016.  The increase in our deposits during 2017 was the result of an increase in brokered deposits and non-public fund deposits, partially offset by a decrease in public fund deposits. Our brokered deposits increased $41.3 million and non-public fund deposits increased $58.3 million, more than offsetting the decrease in public fund deposits of $68.5 million. For the nine months ended September 30, 2017, the mix of interest bearing and non-interest bearing deposits changed. The noninterest bearing deposits increased $77.7 million, and interest bearing deposits decreased $46.6 million.

Total FHLB advances decreased $167.1 million to $1.14 billion at September 30, 2017 from $1.31 billion at December 31, 2016.  Short-term FHLB advances increased $124.0 million to $990.5 million at September 30, 2017 from $866.5 million at December 31, 2016.  Long-term FHLB advances decreased $291.1 million to $152.1 million at September 30, 2017 from $443.1 million at December 31, 2016.

Shareholders’ equity at September 30, 2017 totaled $556.0 million compared to $518.3 million at December 31, 2016. The 7.3% increase was primarily the result of net income of $44.0 million recorded for the nine months ended September 30, 2017, a decrease in accumulated other comprehensive loss of $12.3 million, net issuance of common stock under employee stock plans of $2.4 million, stock compensation expense of $1.4 million, and common stock issued under our dividend reinvestment plan of $1.1 million.  These increases were partially offset by cash dividends paid of $23.4 million.

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
During the quarter ended September 30, 2017, we sold Texas municipal securities, U.S. Agency collateralized mortgage obligations (“CMO”) and U.S. Agency commercial mortgage-backed securities (“CMBS”) that resulted in an overall gain on the sale of AFS securities of $627,000. We sold selected long-term CMBS and lower yielding, low balance CMOs.  In addition, we primarily sold lower yielding Texas municipal securities.  These security sales were designed to address risks from a flattening yield curve where short-term rates were rising and long-term rates were gradually decreasing. Also, we wanted to alleviate margin compression brought on by the Federal Reserve raising interest rates three times since December 2016, by selling lower yielding fixed rate securities.  Most of the longer duration sales of securities occurred during August and September as long-term rates fell, including the 10-year Treasury dropping below 2.05% in early September. During the quarter ended September 30, 2017, sales of securities were partially offset by purchases of premium CMOs, CMBS, and Texas municipal securities with favorable expected returns and defensive risk profiles. Our total portfolio, comprised of investment and MBS, decreased from $2.42 billion at December 31, 2016 to $2.20 billion at September 30, 2017, which was partially offset by loan growth during the second and third quarters.
At September 30, 2017, securities decreased as a percentage of assets to 40.1% as compared to 43.4% at December 31, 2016 due to the $215.2 million, or 8.9%, decrease in the securities portfolio. The size of the securities portfolio increased during the last quarter of 2016 to offset the interest expense associated with the subordinated debt we issued in September 2016. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 12.8%, or $167.1 million, to $1.14 billion at September 30, 2017 from $1.31 billion at December 31, 2016. During the nine months ended September 30, 2017, our long-term FHLB advances decreased 65.7%, or $291.1 million, to $152.1 million from $443.1 million at December 31, 2016. From time to time, the Company may enter into various variable rate advances with the FHLB. These advances totaled $280.0 million at September 30, 2017 and $250.0 million at December 31,

2016. Two of the variable rate advances have interest rates of three-month LIBOR minus 25 basis points. The remaining advances have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advances, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advances to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.
Our brokered CDs increased from $35.5 million at December 31, 2016 to $74.2 million at September 30, 2017, or 109.0%, due to lower funding costs compared to other funding alternatives and ALCO objectives. At September 30, 2017, approximately $68.5 million of our brokered CDs were non-callable with a weighted average cost of 93 basis points and remaining maturities of less than seven months. The remaining $5.7 million have short-term calls that we control and mature within twenty-seven months. Our wholesale funding policy currently allows maximum brokered CDs of $180.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the nine months ended September 30, 2017, the decrease in FHLB advances, partially offset by the increase in brokered deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 35.0% at September 30, 2017 from 38.5% at December 31, 2016.
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

The “Average Balances with Average Yields and Rates” table that follows provides an analysis of net interest income for the three months ended September 30, 2017 and 2016 and details the components of the change in net interest income for the three months ended September 30, 2017 compared to the same period in the prior year (dollars in thousands).

	Average Balances with Average Yields and Rates
	(unaudited)
	Three Months Ended
	September 30, 2017			September 30, 2016
	Avg Balance	Interest Income	Avg Yield/Rate	Avg Balance	Interest Income	Avg Yield/Rate
ASSETS
Loans (1) (2)	$2,657,562	$30,378	4.54%	$2,436,349	$26,750	4.37%
Loans held for sale	5,060	47	3.69%	6,718	54	3.20%
Securities:
Investment securities (taxable) (4)	11,085	58	2.08%	61,238	251	1.63%
Investment securities (tax-exempt) (3) (4)	758,828	9,214	4.82%	690,635	8,911	5.13%
Mortgage-backed and related securities (4)	1,550,494	10,567	2.70%	1,492,271	9,399	2.51%
Total securities	2,320,407	19,839	3.39%	2,244,144	18,561	3.29%
FHLB stock, at cost, and other investments	66,994	329	1.95%	54,085	186	1.37%
Interest earning deposits	144,700	506	1.39%	57,598	89	0.61%
Federal funds sold	4,626	21	1.80%	—	—	—
Total earning assets	5,199,349	51,120	3.90%	4,798,894	45,640	3.78%
Cash and due from banks	53,220			49,418
Accrued interest and other assets	360,073			385,917
Less: Allowance for loan losses	(19,556)			(14,989)
Total assets	$5,593,086			$5,219,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$260,860	117	0.18%	$248,364	71	0.11%
Time deposits	988,380	2,878	1.16%	949,019	2,073	0.87%
Interest bearing demand deposits	1,562,993	2,425	0.62%	1,634,898	1,460	0.36%
Total interest bearing deposits	2,812,233	5,420	0.76%	2,832,281	3,604	0.51%
Short-term interest bearing liabilities	1,095,968	3,382	1.22%	608,130	1,122	0.73%
Long-term interest bearing liabilities – FHLB Dallas	149,512	778	2.06%	472,470	1,857	1.56%
Subordinated notes (5)	98,190	1,413	5.71%	12,823	189	5.86%
Long-term debt (6)	60,239	520	3.42%	60,234	430	2.84%
Total interest bearing liabilities	4,216,142	11,513	1.08%	3,985,938	7,202	0.72%
Noninterest bearing deposits	773,739			702,539
Accrued expenses and other liabilities	48,682			55,783
Total liabilities	5,038,563			4,744,260
Shareholders’ equity	554,523			474,980
Total liabilities and shareholders’ equity	$5,593,086			$5,219,240
Net interest income (tax-equivalent basis) (7)		$39,607			$38,438
Net interest margin on average earning assets (tax-equivalent basis) (7)			3.02%			3.19%
Net interest spread (tax-equivalent basis) (7)			2.82%			3.06%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,103 and $1,064 for the three months ended September 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $3,544 and $3,444 for the three months ended September 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million and $220,000 for the three months ended September 30, 2017 and 2016, respectively.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the three months ended September 30, 2017 and 2016 reflect unamortized debt issuance costs of $72,000 and $77,000, respectively.

(7)	See “Non-GAAP Financial Measures.”
Note: As of September 30, 2017 and 2016, loans totaling $3,095 and $8,536, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Three Months Ended September 30, 2017 Compared to 2016
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$2,498	$1,130	$3,628
Loans held for sale	(15)	8	(7)
Investment securities (taxable)	(248)	55	(193)
Investment securities (tax-exempt) (1)	847	(544)	303
Mortgage-backed securities	376	792	1,168
FHLB stock, at cost and other investments	51	92	143
Interest earning deposits	227	190	417
Federal funds sold	21	—	21
Total interest income	3,757	1,723	5,480
INTEREST EXPENSE:
Savings deposits	4	42	46
Time deposits	89	716	805
Interest bearing demand deposits	(67)	1,032	965
Short-term interest bearing liabilities	1,229	1,031	2,260
Long-term interest bearing liabilities – FHLB Dallas	(1,548)	469	(1,079)
Subordinated notes	1,229	(5)	1,224
Long-term debt	—	90	90
Total interest expense	936	3,375	4,311
Net interest income	$2,821	$(1,652)	$1,169

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis. See “Non-GAAP Financial Measures.”

Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.

Net interest income for the three months ended September 30, 2017 increased $1.0 million, or 3.0%, to $35.0 million, compared to $33.9 million for the same period in 2016. The increase in net interest income for the three months ended September 30, 2017, compared to the same period in 2016, was due to the increase in interest income of $5.3 million, or 13.0%, on loans and the securities portfolio, partially offset by the increase in interest expense of $4.3 million associated with our deposits and other interest bearing liabilities. Our net interest margin decreased to 3.02% for the three months ended September 30, 2017, compared to 3.19% for the same period in 2016 and our net interest spread decreased to 2.82%, compared to 3.06% for the same period in 2016. Both the decrease in net interest spread and margin was due to higher average rates paid on interest bearing liabilities, partially offset by the increase in the average yield on earning assets.
Total interest income increased $5.3 million, or 13.0%, to $46.5 million during the three months ended September 30, 2017, compared to $41.1 million during the same period in 2016. The increase was attributable to the increase in average earning assets of $400.5 million, or 8.3%, to $5.20 billion for the three months ended September 30, 2017 from $4.80 billion for the same period in 2016, combined with the increase in the average yield on earning assets to 3.90% for the three months ended September 30, 2017 from 3.78% for the three months ended September 30, 2016. The increase in the average yield on earning assets during the three months ended September 30, 2017, was the result of increases in the average yield on most of the earning asset categories partially offset by the mix in earning assets and the decrease in purchase accounting accretion on loans.
Total interest expense increased $4.3 million, or 59.9%, to $11.5 million during the three months ended September 30, 2017, compared to $7.2 million during the same period in 2016.  The increase in interest expense for the three months ended September 30, 2017 was attributable to the increase in average interest bearing liabilities of $230.2 million, or 5.8%, to $4.22 billion during the three months ended September 30, 2017 from $3.99 billion during the three months ended September 30, 2016, and an increase in the average rate paid on interest bearing liabilities to 1.08% for the three months ended September 30, 2017, from 0.72% for the three months ended September 30, 2016.  The increase in average interest-bearing liabilities was primarily the result of increases in short-term interest bearing liabilities and the subordinated notes, partially offset by a decrease in long-term interest bearing liabilities. The increase in average rates paid on interest bearing liabilities was primarily due to overall higher interest rates in 2017 and the remaining purchase accretion on the certificate of deposit premium amortizing during the third quarter of 2016.

The “Average Balances with Average Yields and Rates” table that follows provides an analysis of net interest income for the nine months ended September 30, 2017 and 2016 and details the components of the change in net interest income for the nine months ended September 30, 2017 compared to the same period in the prior year (dollars in thousands).

	Average Balances with Average Yields and Rates
	(unaudited)
	Nine Months Ended
	September 30, 2017			September 30, 2016
	Avg Balance	Interest Income	Avg Yield/Rate	Avg Balance	Interest Income	Avg Yield/Rate
ASSETS
Loans (1) (2)	$2,588,358	$87,699	4.53%	$2,432,652	$82,818	4.55%
Loans held for sale	5,992	155	3.46%	5,100	126	3.30%
Securities:
Investment securities (taxable) (4)	51,645	702	1.82%	41,708	572	1.83%
Investment securities (tax-exempt) (3) (4)	762,543	28,529	5.00%	661,430	26,041	5.26%
Mortgage-backed and related securities (4)	1,571,685	31,430	2.67%	1,465,923	28,156	2.57%
Total securities	2,385,873	60,661	3.40%	2,169,061	54,769	3.37%
FHLB stock, at cost, and other investments	66,763	926	1.85%	54,051	588	1.45%
Interest earning deposits	154,289	1,216	1.05%	55,378	220	0.53%
Federal funds sold	5,713	49	1.15%	—	—	—
Total earning assets	5,206,988	150,706	3.87%	4,716,242	138,521	3.92%
Cash and due from banks	52,568			50,738
Accrued interest and other assets	356,212			378,000
Less: Allowance for loan losses	(18,732)			(19,136)
Total assets	$5,597,036			$5,125,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$258,568	330	0.17%	$242,852	204	0.11%
Time deposits	976,919	7,828	1.07%	946,986	5,723	0.81%
Interest bearing demand deposits	1,628,477	6,681	0.55%	1,693,135	4,448	0.35%
Total interest bearing deposits	2,863,964	14,839	0.69%	2,882,973	10,375	0.48%
Short-term interest bearing liabilities	1,038,326	7,927	1.02%	469,831	2,724	0.77%
Long-term interest bearing liabilities – FHLB Dallas	220,007	3,255	1.98%	510,392	5,770	1.51%
Subordinated notes (5)	98,153	4,204	5.73%	4,305	189	5.86%
Long-term debt (6)	60,238	1,481	3.29%	60,233	1,251	2.77%
Total interest bearing liabilities	4,280,688	31,706	0.99%	3,927,734	20,309	0.69%
Noninterest bearing deposits	732,637			685,982
Accrued expenses and other liabilities	42,749			48,120
Total liabilities	5,056,074			4,661,836
Shareholders’ equity	540,962			464,008
Total liabilities and shareholders’ equity	$5,597,036			$5,125,844
Net interest income (tax-equivalent basis) (7)		$119,000			$118,212
Net interest margin on average earning assets (tax-equivalent basis) (7)			3.06%			3.35%
Net interest spread (tax-equivalent basis) (7)			2.88%			3.23%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,188 and $3,206 for the nine months ended September 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $10,148 and $10,082 for the nine months ended September 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million and $74,000 for the nine months ended September 30, 2017 and 2016, respectively.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the nine months ended September 30, 2017 and 2016 reflect unamortized debt issuance costs of $73,000 and $78,000, respectively.

(7)	See “Non-GAAP Financial Measures.”

Note: As of September 30, 2017 and 2016, loans totaling $3,095 and $8,536, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Year-to-Date Analysis of Changes in Interest Income and Interest Expense
The following table compares the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields/rates for the periods shown (in thousands):

	Nine Months Ended September 30, 2017 Compared to 2016
	Average Volume	Average Yield/Rate	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$5,277	$(396)	$4,881
Loans held for sale	23	6	29
Investment securities (taxable)	135	(5)	130
Investment securities (tax-exempt) (1)	3,832	(1,344)	2,488
Mortgage-backed securities	2,085	1,189	3,274
FHLB stock, at cost and other investments	156	182	338
Interest earning deposits	642	354	996
Federal funds sold	49	—	49
Total interest income	12,199	(14)	12,185
INTEREST EXPENSE:
Savings deposits	14	112	126
Time deposits	186	1,919	2,105
Interest bearing demand deposits	(176)	2,409	2,233
Short-term interest bearing liabilities	4,123	1,080	5,203
Long-term interest bearing liabilities – FHLB Dallas	(3,940)	1,425	(2,515)
Subordinated notes	4,020	(5)	4,015
Long-term debt	—	230	230
Total interest expense	4,227	7,170	11,397
Net interest income	$7,972	$(7,184)	$788

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis. See “Non-GAAP Financial Measures.”

Note:  Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes.

Net interest income for the nine months ended September 30, 2017 increased $740,000, or 0.7%, to $105.7 million, compared to $104.9 million for the same period in 2016. The increase in net interest income for the nine months ended September 30, 2017, compared to the same period in 2016, was due to the increase in interest income of $12.1 million, or 9.7%, on loans and the securities portfolio, partially offset by the increase in interest expense of $11.4 million, or 56.1%, associated with our deposits and other interest bearing liabilities. Our net interest margin decreased to 3.06% for the nine months ended September 30, 2017, compared to 3.35% for the same period in 2016 and our net interest spread decreased to 2.88%, compared to 3.23% for the same period in 2016, due to higher average rates paid on interest-bearing liabilities along with a decrease in the average yield on earning assets.
Total interest income increased $12.1 million, or 9.7%, to $137.4 million during the nine months ended September 30, 2017, compared to $125.2 million during the same period in 2016. The increase was attributable to the increase in average earning assets of $490.7 million, or 10.4%, to $5.21 billion for the nine months ended September 30, 2017 from $4.72 billion for the same period in 2016, which was partially offset by the decrease in the average yield on earning assets to 3.87% for the nine months ended September 30, 2017 from 3.92% for the nine months ended September 30, 2016. The decrease in the average yield on earning assets during the nine months ended September 30, 2017 was the result of the mix in earning assets, a decrease in the average yields on investment securities combined with a decrease in purchase accounting accretion on loans and the effect on the average yield on loans in 2016 of the $1.3 million recovery of interest income on the payoff of a long-term nonaccrual loan during the first quarter of 2016, partially offset by the increase in the average yield on mortgage-backed and related securities, FHLB stock, at cost and other investments and interest earning deposits.
Total interest expense increased $11.4 million, or 56.1%, to $31.7 million during the nine months ended September 30, 2017, compared to $20.3 million during the same period in 2016.  The increase in interest expense for the nine months ended September 30, 2017 was attributable to the increase in average interest bearing liabilities of $353.0 million, or 9.0%, to $4.28 billion during the nine months ended September 30, 2017 from $3.93 billion during the nine months ended September 30, 2016, and an increase in the average rates paid on interest bearing liabilities to 0.99% for the nine months ended September 30, 2017, from 0.69% for the nine months ended September 30, 2016.  The increase in average interest-bearing liabilities was primarily the result of increases in short-term interest bearing liabilities and the subordinated notes, partially offset by a decrease in long-term interest bearing liabilities. The increase in average rates paid on interest bearing liabilities was primarily due to overall higher interest rates in 2017 and the remaining purchase accretion on the certificate of deposit premium amortizing during the third quarter of 2016.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate. The following table details the categories included in noninterest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Deposit services	$5,476	$5,335	$15,845	$15,519
Net gain on sale of securities available for sale	627	2,343	874	5,512
Gain on sale of loans	347	818	1,553	2,334
Trust income	873	867	2,662	2,591
Bank owned life insurance income	636	656	1,905	1,977
Brokerage services	561	551	1,790	1,661
Other noninterest income	888	1,162	3,745	3,104
Total noninterest income	$9,408	$11,732	$28,374	$32,698
Noninterest income was $9.4 million for the three months ended September 30, 2017 compared to $11.7 million for the same period in 2016, a decrease of $2.3 million, or 19.8%.  The decrease for the three months ended September 30, 2017 when compared to the same period in 2016, was primarily due to a decrease in net gain on sale of securities available for sale, a decrease in gain on sale of loans, and a decrease in other noninterest income. We sold U.S. Agency CMOs, U.S. Agency CMBS, and Texas municipal securities that resulted in a net gain on sale of AFS securities of $627,000 for the three months ended September 30, 2017. The decrease in gain on sale of loans was primarily due to a decline in the volume of loans sold. The decrease in other noninterest income was primarily attributable to an increase in the net gain on sale of assets during the third quarter of 2016 and a decrease in mortgage servicing fee income due to a decline in the fair value of mortgage servicing rights during the third quarter of 2017.
Noninterest income was $28.4 million for the nine months ended September 30, 2017 compared to $32.7 million for the same period in 2016, a decrease of $4.3 million, or 13.2%.  The decrease for the nine months ended September 30, 2017 when compared to the same period in 2016, was due to a decrease in net gain on sale of securities available for sale and a decrease in gain on sale of loans, partially offset by an increase in other noninterest income. We sold U.S. Agency CMOs, U.S. Agency CMBS, U.S. Agency MBS, Texas municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $874,000 for the nine months ended September 30, 2017. The decrease in gain on sale of loans was primarily due to a decline in the volume of loans sold. The increase in other noninterest income was primarily attributable to an increase in income from customer derivatives, which were partially offset by a decrease in the return on other investments.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$14,395	$15,203	$45,229	$47,784
Occupancy expense	2,981	4,569	8,741	10,897
Advertising, travel & entertainment	487	588	1,618	1,995
ATM and debit card expense	1,024	868	2,840	2,316
Professional fees	996	1,148	2,985	3,964
Software and data processing expense	732	736	2,145	2,224
Telephone and communications	459	407	1,461	1,359
FDIC insurance	441	643	1,327	1,926
Other noninterest expense	3,492	4,263	10,056	11,180
Total noninterest expense	$25,007	$28,425	$76,402	$83,645
Noninterest expense was $25.0 million for the three months ended September 30, 2017 compared to $28.4 million for the same period in 2016, representing a decrease of $3.4 million, or 12.0%, for the three months ended September 30, 2017. The decrease for the three months ended September 30, 2017 was primarily the result of decreases in occupancy expense, salary and employee benefits, and other noninterest expense.
Occupancy expense decreased during the three months ended September 30, 2017 due to the early termination of a lease during the third quarter of 2016. We prepaid a lease at approximately 59% of the remaining lease payments on a Fort Worth operations facility that was vacated. The cost of prepaying this lease, combined with writing off the leasehold improvements, was $1.8 million during the third quarter of 2016.
Salary and employee benefits decreased for the three months ended September 30, 2017 compared to the same period in 2016, due to decreases in direct salary expense and retirement expense. Direct salary expense decreased $698,000, or 5.3%, during the three months ended September 30, 2017 compared to the same period in the prior year. Retirement expense decreased $168,000, or 19.5%, during the three months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in expected return on pension assets.
The decrease in other noninterest expense for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to decreases in the provision expense for losses on loans sold with recourse and expense related to repossessed assets, partially offset by $405,000 in acquisition expense related to the proposed merger with Diboll.
Noninterest expense was $76.4 million for the nine months ended September 30, 2017 compared to $83.6 million for the same period in 2016, representing a decrease of $7.2 million, or 8.7%, for the nine months ended September 30, 2017. The decrease for the nine months ended September 30, 2017 was primarily the result of decreases in salary and employee benefits, occupancy expense, professional fees, other noninterest expense, FDIC insurance, and advertising, travel and entertainment expense, partially offset by an increase in ATM and debit card expense.
Salary and employee benefits decreased for the nine months ended September 30, 2017 compared to the same period in 2016 due to a decrease in retirement expense and direct salary expense, partially offset by an increase in health insurance expense. Retirement expense decreased $2.3 million, or 52.3%, most of which was related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016. Direct salary expense decreased $1.0 million, or 2.4%, during the nine months ended September 30, 2017 compared to the same period last year. Health insurance expense increased $656,000, or 18.9%, during the nine months ended September 30, 2017 compared to the same period last year. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and our health insurance costs may continue to increase during the remainder of 2017.
Occupancy expense decreased during the nine months ended September 30, 2017 due to the early termination of a lease during the third quarter of 2016, as previously disclosed, and lower rent expense due to this termination. Professional fees decreased for the nine months ended September 30, 2017 compared to the same period in 2016 due to lower consulting expense in 2017 associated with the cost containment and process improvement efforts initiated in January 2016.

FDIC insurance decreased for the nine months ended September 30, 2017 compared to the same period in 2016 due to reduced FDIC assessment rates. Advertising, travel and entertainment expenses decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease in advertising and travel expense, partially offset by an increase in media advertising.
Other noninterest expense for the nine months ended September 30, 2017 decreased compared to the same period in 2016 primarily due to decreases in the provision expense for losses on loans sold with recourse, expense related to repossessed assets, core deposit intangible amortization expense, losses on other real estate owned ("OREO"), provision expense for losses on unfunded loan commitments, and equipment maintenance expense, partially offset by $0.9 million of acquisition expense related to the proposed merger with Diboll.
Income Taxes
During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information.
Pre-tax income for the three and nine months ended September 30, 2017 was $18.4 million and $54.2 million, respectively, compared to $15.6 million and $46.3 million for the same periods in 2016. We recorded income tax expense of $3.9 million and $10.3 million for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $2.7 million and $8.5 million for the same periods in 2016. The effective tax rate (“ETR”) as a percentage of pre-tax income was 21.1% and 18.9% for the three and nine months ended September 30, 2017, respectively, compared to an ETR as a percentage of pre-tax income of 17.6% and 18.3% for the same periods in 2016.  The higher ETR for the three and nine months ended September 30, 2017 was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2016, slightly offset by the effect of the adoption of the accounting standard referenced above, reducing income tax expense by $213,000 and $423,000 and the ETR by 1.2% and 0.8%, respectively. The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance.
Net deferred tax assets totaled $21.8 million at September 30, 2017, as compared to $28.9 million at December 31, 2016. The $7.0 million decrease in deferred tax assets was due primarily to the decrease in the unrealized loss in the AFS securities portfolio. No valuation allowance for deferred tax assets was recorded at September 30, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of our total assets.  At September 30, 2017, these investments were 6.7% of total assets, as compared with 7.2% for December 31, 2016 and 13.5% for September 30, 2016.  The decrease to 6.7% at September 30, 2017 is primarily reflective of changes in the investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at September 30, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at September 30, 2017, we had one outstanding letter of credit for $195,000.  At September 30, 2017, the amount of additional funding Southside Bank could obtain from FHLB, secured by a portion of loans and certain securities, was approximately $621.6 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB as collateral for a portion of its public fund deposits.
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

Capital Resources
Our total shareholders’ equity at September 30, 2017 was $556.0 million, representing an increase of 7.3%, or $37.7 million, from December 31, 2016, and representing a 10.1% of total assets at September 30, 2017 compared to 9.3% of total assets at December 31, 2016.
Increases to our shareholders’ equity consisted of net income of $44.0 million, a decrease in accumulated other comprehensive loss of $12.3 million, net issuance of common stock under employee stock plans of $2.4 million, stock compensation expense of $1.4 million, and common stock (33,000 shares) issued pursuant to our dividend reinvestment plan of $1.1 million.  These increases were partially offset by cash dividends paid of $23.4 million.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of September 30, 2017, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
September 30, 2017	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$486,009	14.87%	$147,040	4.50%	N/A	N/A
Bank Only	$619,234	18.96%	$147,006	4.50%	$212,341	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$542,939	16.62%	$196,054	6.00%	N/A	N/A
Bank Only	$619,234	18.96%	$196,007	6.00%	$261,343	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$662,783	20.28%	$261,405	8.00%	N/A	N/A
Bank Only	$640,869	19.62%	$261,343	8.00%	$326,679	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$542,939	9.90%	$219,431	4.00%	N/A	N/A
Bank Only	$619,234	11.29%	$219,337	4.00%	$274,172	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.

Management believes that, as of September 30, 2017, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Return on Average Assets	1.03%	0.98%
Return on Average Shareholders’ Equity	10.38	10.78
Dividend Payout Ratio – Basic	57.14	50.00
Dividend Payout Ratio – Diluted	57.14	50.00
Average Shareholders’ Equity to Average Total Assets	9.91	9.10
	Nine Months Ended September 30,
	2017	2016
Return on Average Assets	1.05%	0.98%
Return on Average Shareholders’ Equity	10.87	10.87
Dividend Payout Ratio – Basic	54.00	50.71
Dividend Payout Ratio – Diluted	54.36	51.08
Average Shareholders’ Equity to Average Total Assets	9.67	9.05

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2016.  There were no substantial changes in these concentrations during the nine months ended September 30, 2017.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made almost entirely in Texas.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.
Total loans increased $126.2 million, or 4.9%, to $2.68 billion at September 30, 2017 from $2.56 billion at December 31, 2016, and increased $199.1 million, or 8.0%, from $2.48 billion at September 30, 2016.  Average loans increased $155.7 million, or 6.4%, for the nine months ended September 30, 2017 when compared to the same period in 2016.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last thirty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2010, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. During a majority of that time economic growth and business activity in Texas exceeded the U.S. average. However in 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States, led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of October 20, 2017, the price per barrel of crude oil was approximately $51 compared to approximately $98 as of December 31, 2013. Due to our limited loans in the energy segment, we have not experienced a significant impact from this prolonged decline in oil prices. However if this period of low oil prices continues for a significant amount time, the residual effects could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Energy loans comprised approximately 1.10% and 1.09% of our loan portfolio at September 30, 2017 and December 31, 2016, respectively.
In August of 2017, parts of the Texas coast and Houston metropolitan area experienced widespread damage and flooding from Hurricane Harvey. Surveys of the bank’s borrowers and collateral located within the hurricane zone indicated that most customers experienced little to no business interruption or minor damage which, to date, has been fully covered by insurance. The bank is continuing to communicate with borrowers in the affected areas and is evaluating any financial impact.
We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.

The following table sets forth loan totals by class for the periods presented:

	At September 30, 2017	At December 31, 2016	At September 30, 2016
	(in thousands)
Real Estate Loans:
Construction	$420,497	$380,175	$466,323
1-4 Family Residential	609,159	637,239	644,746
Commercial	1,073,646	945,978	759,795
Commercial Loans	166,919	177,265	191,154
Municipal Loans	322,286	298,583	293,949
Loans to Individuals	90,259	117,297	127,674
Total Loans	$2,682,766	$2,556,537	$2,483,641
Construction loans increased $40.3 million, or 10.6%, to $420.5 million at September 30, 2017 from $380.2 million at December 31, 2016, and decreased $45.8 million, or 9.8%, from $466.3 million at September 30, 2016. Our construction loans increased during the nine months ended September 30, 2017 due to continued growth in our Dallas-Fort Worth market. The decrease compared to September 30, 2016 was due to payoffs and transfers to permanent financing, more than offsetting new loans and advances on existing construction projects during that time.
1-4 family residential loans decreased $28.1 million, or 4.4%, to $609.2 million at September 30, 2017 from $637.2 million at December 31, 2016, and decreased $35.6 million, or 5.5%, from $644.7 million at September 30, 2016 due primarily to payoffs in excess of originations.
Commercial real estate loans increased $127.7 million, or 13.5%, to $1.07 billion at September 30, 2017 from $946.0 million at December 31, 2016, and increased $313.9 million, or 41.3%, from $759.8 million at September 30, 2016. Our commercial real estate loans continued to increase during the nine months ended September 30, 2017 primarily as a result of providing permanent financing on completed construction projects and continued growth in our Austin and Dallas-Fort Worth markets.
Commercial loans decreased $10.3 million, or 5.8%, to $166.9 million at September 30, 2017 from $177.3 million at December 31, 2016, and decreased $24.2 million, or 12.7%, from $191.2 million at September 30, 2016 due primarily to payoffs in excess of originations.
Municipal loans increased $23.7 million, or 7.9%, to $322.3 million at September 30, 2017 from $298.6 million at December 31, 2016, and increased $28.3 million, or 9.6%, from $293.9 million at September 30, 2016.
Loans to individuals decreased $27.0 million, or 23.1%, to $90.3 million at September 30, 2017, from $117.3 million at December 31, 2016, and decreased $37.4 million, or 29.3%, from $127.7 million at September 30, 2016, which primarily reflects the continued roll-off of the indirect automobile loan portfolio acquired from Omni.
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
As of September 30, 2017, our review of the loan portfolio indicated that a loan loss allowance of $19.9 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2017, the allowance for loan losses increased $2.0 million, or 10.9%, to $19.9 million, or 0.74% of total loans, when compared to $17.9 million, or 0.70% of total loans at December 31, 2016, and increased $3.9 million, or 24.2%, from $16.0 million, or 0.64% of total loans at September 30, 2016, due primarily to loan growth and changes in qualitative factors in accordance with our methodology for determining the estimate of the allowance for loan loss.
For the three and nine months ended September 30, 2017, loan charge-offs were $677,000 and $2.8 million, respectively, and recoveries were $347,000 and $1.4 million, respectively. For the three and nine months ended September 30, 2016, loan charge-offs were $1.3 million and $13.7 million, respectively, and recoveries were $711,000 and $2.2 million, respectively. The necessary provision expense was estimated at $1.0 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, a decrease of $671,000, or 41.1%, and $4.3 million, or 55.9%, from $1.6 million and $7.7 million for the comparable periods in 2016. The significant decrease in provision expense for the nine months was due to the partial charge-offs applied to two large commercial borrowing relationships during the second quarter of 2016.
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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2017	At December 31, 2016	At September 30, 2016
Nonaccrual loans (1)	$3,095	$8,280	$8,536
Accruing loans past due more than 90 days (1)	—	6	1
Restructured loans (2)	5,725	6,431	7,193
Other real estate owned	298	339	237
Repossessed assets	1	49	41
Total Nonperforming Assets	$9,119	$15,105	$16,008

(1) Excludes PCI loans measured at fair value at acquisition.
(2) Includes $3.0 million, $3.1 million, and $3.2 million in PCI loans restructured as of September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

	At September 30, 2017	At December 31, 2016	At September 30, 2016
Asset Quality Ratios:
Nonaccruing loans to total loans	0.12%	0.32%	0.34%
Allowance for loan losses to nonaccruing loans	642.04	216.32	187.36
Allowance for loan losses to nonperforming assets	217.91	118.58	99.91
Allowance for loan losses to total loans	0.74	0.70	0.64
Nonperforming assets to total assets	0.17	0.27	0.29
Net charge-offs to average loans	0.07	0.47	0.63
Total nonperforming assets at September 30, 2017 were $9.1 million, a decrease of $6.0 million, or 39.6%, from $15.1 million at December 31, 2016 and a decrease of $6.9 million, or 43.0%, from $16.0 million at September 30, 2016.
From December 31, 2016 to September 30, 2017, nonaccrual loans decreased $5.2 million, or 62.6%, to $3.1 million, and decreased $5.4 million, or 63.7%, from September 30, 2016.  Of the total nonaccrual loans at September 30, 2017, $1.1 million are 1-4 family residential real estate loans, $765,000 are commercial real estate loans, $641,000 are commercial loans, $472,000 are loans to individuals, and $90,000 are construction loans. Restructured loans totaled $5.7 million at September 30, 2017, a decrease of $706,000, or 11.0%, compared to December 31, 2016 and decreased $1.5 million, or 20.4%, when compared to $7.2 million at September 30, 2016. OREO decreased $41,000, or 12.1%, to $298,000 at September 30, 2017 from $339,000 at December 31, 2016 and increased $61,000, or 25.7%, from $237,000 at September 30, 2016.  The OREO at September 30, 2017 consisted of construction and 1-4 family residential properties.  We are actively marketing all OREO properties and none are being held for investment purposes.  Repossessed assets decreased $48,000, or 98.0%, to $1,000 at September 30, 2017, from $49,000 at December 31, 2016 and decreased $40,000, or 97.6%, from $41,000 at September 30, 2016.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2017, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 6.94% and 5.66%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.88% and 4.87%, respectively, relative to the base case over the next 12 months. As of December 31, 2016, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 0.21%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 2.25% and 1.67%, respectively, relative to the base case over the next 12 months.  As of September 30, 2016, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 2.21% and 2.18%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 0.10% and 1.16%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3 (a)	10-Q	5/9/2014	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	11/24/2014	0-12247

(10)	Material Contracts
10.1	Amended and Restated Employment Agreement between Southside Bancshares, Inc. and Tim Carter	X

10.2	Form of Southside Bancshares Inc. Restricted Stock Unit Award Certificate (2017 Incentive Plan)	X

10.3	Form of Southside Bancshares Inc. Nonstatutory Stock Option Award Certificate (2017 Incentive Plan)	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 27, 2017	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 27, 2017	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)