Form 10-K
period 2017-12-31
SOUTHSIDE BANCSHARES INC
filed 2018-02-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was $960,145,277.
As of February 23, 2018, 35,027,560 shares of common stock of Southside Bancshares, Inc. were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 9, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which was a wholly-owned subsidiary of the Bank until 2015. SFG is consolidated in our financial statements and was dissolved in April 2015. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside in 2014. “Diboll” refers to Diboll State Bancshares, Inc., a bank holding company acquired by Southside in 2017.
On June 12, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diboll State Bancshares, Inc., a Texas corporation and the holding company for First Bank & Trust East Texas, a Texas banking association based in Diboll, Texas. On October 17, 2017, the shareholders of Diboll approved the merger. The merger was completed on November 30, 2017. Pursuant to the Merger Agreement, each outstanding share of common stock of Diboll was converted into (a) 6.5021 shares of Southside common stock and (b) $28.12 in cash. For additional information concerning the effect of the merger and the fair value of assets assumed in relation to the merger, see “Note 2 - Acquisition”.
PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING INFORMATION
The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 branches, 16 of which are located in grocery stores, and 40 motor bank facilities in addition to trust services, and/or loan production or other financial services offices.
At December 31, 2017, our total assets were $6.50 billion, total loans were $3.29 billion, total deposits were $4.52 billion, and total equity was $754.1 million.  For the years ended December 31, 2017 and 2016, our net income was $54.3 million and $49.3 million, respectively. For the year ended December 31, 2017, diluted earnings per common share were $1.81, the same as for the year ended 2016.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2017, our trust department managed approximately $1.96 billion of trust assets.
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
We and our subsidiaries are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Texas Department of Banking (the “TDB”) and the Federal Deposit Insurance Corporation (the “FDIC”) and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits and all other facets of our operations.
Our primary executive offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701, and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the Securities and Exchange

Commission (the “SEC”) may be obtained free of charge on either our website, https://www.southside.com/about/investor-relations under the topic Documents, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.
MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has a population of approximately 210,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
We consider our primary market areas to be East Texas, Southeast Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area.  Our expectation is that our presence in all of the market areas we serve should grow in the future.  In addition, we continue to explore new markets in which we believe we can expand successfully.
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
Our 60 branches and 40 motor bank facilities are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Palestine, Gun Barrel City, Whitehouse, Fort Worth, Arlington, Cleburne, Euless, Flower Mound, Frisco, Granbury, Grapevine, Irving, Watauga, Weatherford, Austin, Diboll, Lufkin, Nacogdoches, Cleveland, Splendora, Jasper, Pineland, Hemphill and San Augustine.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each market area is directly attributable to our market share in that market area combined with overall cost.
Additionally, our customers may access various banking services through a network of over 84 automated teller machines (“ATMs”), interactive teller machines (“ITMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, open deposit accounts, access account information and conduct various other transactions from their telephones, smart phones and computers.
RECENT DEVELOPMENTS
During the year ended December 31, 2017, we closed one of our traditional branches in Ft. Worth and a grocery store branch in Athens.
During the fourth quarter of 2017, we received regulatory approval to acquire Diboll State Bancshares, and the acquisition was completed on November 30, 2017.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2015, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has reflected slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve have exceeded the U.S. average. In 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices. At one point the price per barrel of crude oil traded below $30. As of December 31, 2017, the price per barrel of crude oil was approximately $60 compared to a high during 2014 of over $100. Despite this lower oil price, the overall Texas economy has continued to perform well the last three years. A prolonged period of lower oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, financial technology (“fintech”) companies, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.
EMPLOYEES
At February 16, 2018, we employed approximately 855 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.
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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies;

•	Impacts to accounting and reporting obligations resulting from the change to corporate income tax rates under recently enacted tax law;

•	Changes to the assessment base for deposit insurance premiums;

•	Permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000;

•	Repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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
Holding Company Regulation
As a bank holding company regulated under the Bank Holding Company Act of 1956 (“BHCA”), as amended, the Company is registered with and subject to regulation, supervision and examination by the Federal Reserve.  The Company is required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company. The Federal Reserve may also examine our non-bank subsidiaries.
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
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2017, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	14.65%	18.27%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.12%	18.27%
Total risk-based capital ratio	8.00%	10.00%	19.22%	18.86%
Leverage ratio	4.00%	5.00%	11.16%	12.66%

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
Source of Strength.  Federal Reserve policy and regulation require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2017 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.
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
Regulatory Examination.  Federal and state banking agencies require the Company and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Company and any nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report. On December 22, 2017, Congress enacted the Tax Cuts and Jobs Act which will have immediate accounting and reporting implications for the Company and Southside Bank. Specifically, the lower corporate tax rate will change how the Company and the Bank calculate their deferred tax assets and deferred tax liabilities which are disclosed on their financial statements and regulatory reports, and may have an impact on their respective capital calculations under the Basel III Capital Rules, which are discussed above in “Holding Company Regulation - Capital Adequacy.”
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

Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015. The Federal Reserve extended the conformance deadline twice (first to July 21, 2016, and again to July 21, 2017) for certain legacy “covered funds” activities and investments in place before December 31, 2013. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to five years beyond that date.
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
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessment rates, which are calculated off the assessment base established by the Dodd-Frank Act, are set quarterly. The rate was 0.560 (annual) basis points for the first quarter of 2017 and 0.540 (annual) basis points for the second, third and fourth quarters of 2017. It was 0.460 (annual) basis points for the first quarter of 2018. These assessments will continue until the FICO bonds mature in 2018 through 2019.
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

(ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangements.  Specifically, the Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, as of December 31, 2017, regulators have yet to issue the final rule on the topic.
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

Many of the foregoing laws and regulations have recently changed and are subject to further change resulting from the provisions in the Dodd-Frank Act and other developments. For example, on July 10, 2017, the Bureau issued a final rule that imposes limitations on the use of pre-dispute arbitration agreements by covered providers of consumer financial products and services.
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
We have and continue to purchase MBS at premiums due to the low interest rate environment.  Our prepayment assumptions take into account market consensus speeds, current trends and past experience.  If actual prepayments exceed our projections, the amortization expense associated with these MBS will increase, thereby decreasing our net income.  The increase in amortization expense and the corresponding decrease in net income could have a material adverse effect on our financial condition and results of operations.
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
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  At December 31, 2017, approximately 77.3% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing until 2010, there was significant deterioration in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, MBS and the lending markets generally.  This decline resulted in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and had an adverse effect on retail mortgage lending operations in many markets.  Beginning in 2014, the price per barrel of crude oil began to decline significantly from a high during 2014 of over $100 to approximately $60 as of December 31, 2017.  A prolonged period of lower oil prices could have a negative impact on energy-dominant states such as Texas, including the real estate values in such states.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
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
Beginning in 2014, decisions by certain members of OPEC to maintain higher crude oil production levels combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices.  At one point the price per barrel of crude oil traded below $30. As of December 31, 2017, the price per barrel of crude oil was approximately $60 compared to a high of over $100 in 2014.  Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2017, energy loans comprised approximately 1.50% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  If oil prices remain at these low levels, or move lower, for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate within Texas.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, all of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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
As a result of the limitation on the deductibility of business interest included in the Tax Cuts and Jobs Act, we may have the right to redeem our currently outstanding subordinated debt.
On September 19, 2016, we issued $100.0 million aggregate principal amount of 5.50% fixed-to-floating rate subordinated notes due 2026 (the “Notes”). These Notes are generally not redeemable by us until 2021. However, we are permitted to redeem these Notes earlier upon the occurrence of a “tax event”, which is generally defined as there being a more than insubstantial risk that the interest paid on the Notes would not be deductible by the Company, in whole or in part, for federal income tax purposes. Provisions of the Tax Cuts and Jobs Act impose a limit on the amount of business interest which is deductible, capping that interest deduction at the sum of (i) the taxpayer’s business interest income for the tax year plus (ii) 30% of the taxpayer’s adjusted taxable income for the tax year. As a consequence, in the event the interest payments on the Notes exceed the total amount of permitted deductible business interest under the Tax Cuts and Jobs Act of 2017, such occurrence could constitute a “tax event” under the Notes due to the limitation on the deductibility of our interest payments on the Notes and thus permit us to redeem the Notes prior to 2021.
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
We rely heavily on communications and information systems to conduct our business.  Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to collect and store sensitive data, including financial information regarding our customers and personally identifiable information of our customers and employees. The integrity of information systems of financial institutions are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls.
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client's systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.
Funding to provide liquidity may not be available to us on favorable terms or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is necessary to make loans and leases, and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by our board of directors.  Management and our asset liability committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our asset liability committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board-approved policies from any one market source.  Funding sources include federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”), noncore deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advance agreements to members that are collateralized with U.S. Treasury securities, MBS, commercial mortgage backed securities (“CMBS”), and loans.
We maintain a portfolio of securities that can be used as a secondary source of liquidity.  Other sources of liquidity include sales or securitizations of loans, our ability to acquire additional national market, noncore deposits, additional collateralized borrowings such as FHLB advance agreements, the issuance and sale of debt securities and the issuance and sale of preferred or common securities in public or private transactions.  Southside Bank also can borrow from the Federal Reserve’s discount window.
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
If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity and level of regulatory-qualifying capital.
Acquisitions and potential acquisitions may disrupt our business and dilute shareholder value.
We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and fair values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2017, we had $224.2 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in accounting and tax rules applicable to banks could adversely affect our financial condition and results of operations.
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For a discussion of the reporting and accounting implications to the Company and Southside Bank resulting from recent changes to the tax laws, refer to “Item 1. Business - Supervision and Regulation - Regulatory Examination” in this report.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our results of operations, financial conditions or asset quality;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	perceptions in the marketplace regarding the impact of the change in price per barrel of crude oil on the Texas economy;

•	new technology used or services offered by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	future issuances of our common stock or other securities;

•	additions or departures of key personnel;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
The trading volume in our common stock is less than that of other larger financial services companies.
Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume for our common stock is low relative to other larger financial services companies, and you are not assured liquidity with respect to transactions in our common stock.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock or the expectation of these sales, could cause our stock price to fall.
The holders of our subordinated notes and junior subordinated debentures have rights that are senior to those of our common stock shareholders.
On September 19, 2016, we issued $100.0 million of 5.50% fixed-to-floating subordinated notes, which mature in September 2026. On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of fixed to floating rate junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  On October 10, 2007, as part of an acquisition, we assumed $3.6 million of floating rate junior subordinated debentures to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that matures in 2035.
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

Securities analyst might not continue coverage on our common stock, which could adversely affect the market for our common stock.
The trading price of our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts, and they may not continue to cover our common stock. If securities analysts do not continue to cover our common stock, the lack of research coverage may adversely affect its market price. If securities analysts continue to cover our common stock, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. Southside owns four buildings at this site which houses a banking center, executive offices, back office support areas and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in the University Center II professional office building owned by Southside. University Center II is a 10-story building in which Southside occupies one floor and space on two additional floors. Southside owns additional executive offices at 104 N. Temple, Diboll, Texas 75941 and additional trust services located at 2510 West Frank Street, Lufkin, Texas 75904. As of December 31, 2017, Southside operated 60 branches which includes traditional full service branches and full service branches within grocery stores. These branches are located in the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas and Austin regions. Of the 60 branches, 38 are owned and 22 are leased. In addition to our branches, Southside also operates motor banks, trust services, and/or loan production or other financial services offices which Southside owns except for one loan production office that is leased. Southside also owns 84 ATMs/ITMs located throughout our market area and a technology center located in Tyler, Texas.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock trades on the NASDAQ Global Select Market under the symbol “SBSI.”  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2016 to December 31, 2017.  During 2017 and 2016, we declared and paid a 2.5% and 5% stock dividend, respectively.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

	2017		2016
Sales Price Per Share	High	Low	High	Low
First quarter	$36.95	$31.26	$24.85	$18.21
Second quarter	35.64	31.12	30.52	23.04
Third quarter	36.36	31.57	32.36	29.51
Fourth quarter	37.10	33.68	37.57	30.77
See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for a discussion of our common stock repurchase program.
SHAREHOLDERS
There were approximately 1,600 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 19, 2018.
DIVIDENDS
Cash dividends declared and paid were $1.11 and $1.01 per share for the years ended December 31, 2017 and 2016, respectively.  Stock dividends of 2.5% and 5% were also declared and paid during the years ended December 31, 2017 and 2016, respectively.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Cash Dividends Per Share	2017	2016
First quarter	$0.25	$0.23
Second quarter	0.28	0.24
Third quarter	0.28	0.24
Fourth quarter	0.30	0.30
Total	$1.11	$1.01
ISSUER SECURITY REPURCHASES
During the quarter ended December 31, 2017, we did not purchase any of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2017, 2016, or 2015 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Southside Bancshares, Inc.
Russell 2000 Index
Peer Group
Index Value
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Southside Bancshares, Inc.	100.00	141.57	162.31	146.74	249.99	236.61
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SBSI Peer Group Index*	100.00	148.45	138.40	127.05	196.89	207.36

*Peer group index includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), International
Bancshares Corporation (IBOC), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI).

Source : S&P Global Market Intelligence
© 2017

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2017.  This information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and for the Years Ended December 31,
	2017 (1)	2016	2015	2014 (2)	2013
	(in thousands, except per share data)
Balance Sheet Data:
Securities available for sale, at estimated fair value	$1,538,755	$1,479,600	$1,460,492	$1,448,708	$1,177,687
Securities held to maturity, at carrying value	$909,506	$937,487	$784,296	$642,319	$667,121
Loans, net of allowance for loan losses	$3,273,575	$2,538,626	$2,412,017	$2,167,841	$1,332,396
Total assets	$6,498,097	$5,563,767	$5,161,996	$4,807,176	$3,445,574
Deposits	$4,515,447	$3,533,076	$3,455,407	$3,374,417	$2,527,808
FHLB borrowings	$1,017,361	$1,309,646	$1,147,688	$897,420	$572,794
Subordinated notes, net of unamortized debt issuance costs	$98,248	$98,100	$—	$—	$—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	$60,241	$60,236	$60,231	$60,226	$60,222
Shareholders’ equity	$754,140	$518,274	$444,062	$425,243	$259,518
Income Statement Data:
Interest income	$187,474	$168,913	$154,532	$123,778	$119,602
Interest expense	$43,504	$29,348	$19,854	$16,956	$17,968
Provision for loan losses	$4,675	$9,780	$8,343	$14,938	$8,879
Deposit service income	$21,785	$20,702	$20,112	$15,280	$15,560
Net gain on sale of securities available for sale	$625	$2,836	$3,660	$2,830	$8,472
Noninterest income	$37,473	$39,411	$37,895	$24,489	$35,245
Noninterest expense	$106,335	$109,522	$112,954	$97,704	$81,713
Net income	$54,312	$49,349	$43,997	$20,833	$41,190

Per Share Data:
Earnings per common share:
Basic	$1.82	$1.82	$1.61	$0.97	$1.94
Diluted	$1.81	$1.81	$1.61	$0.97	$1.94
Cash dividends paid per common share	$1.11	$1.01	$1.00	$0.96	$0.91
Book value per common share	$21.55	$17.71	$16.25	$15.61	$12.20

(1)
We completed the acquisition of Diboll on November 30, 2017. Accordingly, our balance sheet data as of December 31, 2017 reflects the effects of the acquisition of Diboll. Income statement data with respect to Diboll includes only the results of Diboll’s operations subsequent to the closing of the acquisition of Diboll on November 30 through December 31, 2017.

(2)
We completed the acquisition of Omni on December 17, 2014. Accordingly, our balance sheet data as of December 31, 2014 reflects the effects of the acquisition of Omni. Income statement data with respect to Omni includes only the results of Omni’s operations subsequent to the closing of the acquisition of Omni on December 17 through December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2017, 2016, and 2015 and financial condition as of December 31, 2017 and 2016.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.
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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank’s ability to pay dividends to us;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes, including potential cyber-security incidents;

•	execution of future acquisition, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	the risks identified in “Part I - Item 1A. Risk Factors – Risks Related to Our Business” in this report.
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
As of December 31, 2017, our review of the loan portfolio indicated that a loan loss allowance of $20.8 million was appropriate to cover probable losses in the portfolio.
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
Business Combination. During a business combination consideration is first assigned to identifiable assets and liabilities, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as market share, customer and employee loyalty, asset lives, and the amount and timing of prospective cash flows and the discount rate applied to the cash flows. Assets and liabilities, including deposits, core deposit intangibles, property and equipment and loans, among others, are evaluated based upon the nature of the asset or liability, the business in which it is utilized, and the economic return it is generating or expected to generate.
Deposits, in a business combination, are evaluated based upon maturity and the weighted average rate to determine the present value or fair value.
Core Deposit Intangibles represent the cost savings derived from available core deposits relative to alternative financing. The cost of deposits on hand is evaluated against the Company primary source of funds, or FHLB advance agreements.
For loans acquired in a business combination, refer to “Allowance for Losses on Loans” in this section.
Other intangibles are evaluated based upon the nature of the underlying asset, life and the timing of prospective cash flows.
Property and equipment obtained in a business combination is evaluated at the highest and best use of the asset. Functional and economic obsolescence is also evaluated.

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
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2017.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available. Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
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
NON-GAAP FINANCIAL MEASURES
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully-taxable equivalent measures (FTE): tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 35% to increase tax-exempt interest income to a tax-equivalent basis.  Whenever we present a non-GAAP financial measure in an SEC filing, we are also required to present the most directly comparable financial measure calculated and presented in accordance with GAAP and reconcile the differences between the non-GAAP financial measure and such comparable GAAP measure. Tax-equivalent adjustments are reported in notes 2 and 3 to the “Average Balances with Average Yields and Rates” tables under Results of Operations.
Tax-equivalent net interest income, net interest margin and net interest spread. Net interest income on a tax-equivalent basis is a non-GAAP measure that adjusts for the tax-favored status of net interest income from loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin on a tax-equivalent basis is net interest income on a tax-equivalent basis divided by average interest-earning assets on a tax-equivalent basis.  The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread on a tax-equivalent basis is the difference in the average yield on average interest-earning assets on a tax equivalent basis and the average rate paid on average interest-bearing liabilities.  The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.
In the following table we present, for the years ended December 31, 2017, 2016 and 2015, our reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 35% marginal tax rate for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with our calculation of net interest margin (FTE) and net interest spread (FTE).

	Years Ended December 31,
	2017	2016	2015
Net interest income (GAAP)	$143,970	$139,565	$134,678
Tax equivalent adjustments:
Loans (1)	4,313	4,251	4,209
Investment securities (tax-exempt) (2)	13,197	13,739	12,513
Net interest income (FTE) (3)	$161,480	$157,555	$151,400

Average earning assets	$5,254,431	$4,829,141	$4,459,354

Net interest margin	2.74%	2.89%	3.02%
Net interest margin (FTE) (3)	3.07%	3.26%	3.40%

Net interest spread	2.56%	2.77%	2.94%
Net interest spread (FTE) (3)	2.89%	3.14%	3.31%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(3)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
Management believes adjusting net interest income, net interest margin and net interest spread to a fully taxable-equivalent basis is a standard practice in the banking industry as these measures provide useful information to make peer comparisons. Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. Net interest spread (FTE) is the difference in the yield on average earning assets (FTE) over the rate paid on average interest bearing liabilities.
Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all earning assets, we also present revenue on a fully taxable-equivalent basis (FTE) by adjusting the interest income earned on tax-exempt assets to make the income comparable to interest income earned on taxable investments. This adjustment is a non-GAAP measure and is not permitted under GAAP in the Consolidated Statements of Income.
OVERVIEW
OPERATING RESULTS
During the year ended December 31, 2017, our net income increased $5.0 million, or 10.1%, to $54.3 million, from $49.3 million for the same period in 2016. The increase was primarily the result of an $18.6 million increase in interest income, a $5.1 million decrease in provision for loan losses and a $3.2 million decrease in noninterest expense, partially offset by a $14.2 million increase in interest expense, a $5.8 million increase in income tax expense and a $1.9 million decrease in noninterest income. Noninterest expense decreased primarily due to a reduction in salaries and employee benefits, occupancy expense, other noninterest expense and professional fees, partially offset by acquisition expense incurred in connection with the Diboll merger. Earnings per diluted share was $1.81 for both years ended December 31, 2017 and 2016.
During the year ended December 31, 2016, our net income increased $5.4 million, or 12.2%, to $49.3 million, from $44.0 million for the same period in 2015.  The increase was primarily the result of a $14.4 million increase in interest income, a $3.4 million decrease in noninterest expense, and a $1.5 million increase in noninterest income, partially offset by a $9.5 million increase in interest expense, a $3.0 million increase in income tax expense and a $1.4 million increase in provision for loan losses. Noninterest expense decreased primarily due to cost containment efforts and cost synergies as Omni was fully integrated in 2016. Earnings per diluted share increased $0.20, or 12.4%, to $1.81 for the year ended December 31, 2016, from $1.61 for the same period in 2015.

FINANCIAL CONDITION
Our total assets increased $934.3 million, or 16.8%, to $6.50 billion at December 31, 2017 from $5.56 billion at December 31, 2016 primarily due to the acquisition of Diboll on November 30, 2017. See “Note 2 - Acquisition.” The acquisition increased both our loan and investment and mortgage-backed securities (“MBS”) portfolios.  Loans increased $737.8 million, or 28.9%, to $3.29 billion compared to $2.56 billion at December 31, 2016, with approximately $621.3 million of the increase resulting from the consummation of the Diboll merger in the fourth quarter. The net increase in our loans was comprised of increases of $319.2 million of commercial real estate loans, $168.1 million of 1-4 family residential loans, $95.7 million of construction loans, $89.2 million of commercial loans, $47.2 million of municipal loans, and $18.5 million of loans to individuals. Our securities portfolio increased by $31.2 million, or 1.3%, to $2.45 billion compared to $2.42 billion at December 31, 2016.  The increase in our securities was attributable to approximately $32.5 million of investment securities, comprised primarily of U.S. Government Agency debentures, which was partially offset by a decrease in MBS of $1.3 million. Cash and cash equivalents increased $29.0 million, or 17.1%, to $198.7 million, compared to $169.7 million at December 31, 2016.
Our nonperforming assets at December 31, 2017 decreased to $10.5 million, and represented 0.16% of total assets, compared to $15.1 million, or 0.27% of total assets at December 31, 2016 due to the payoff of several nonaccrual commercial loans during 2017 .  Nonaccruing loans decreased $5.3 million to $2.9 million, and the ratio of nonaccruing loans to total loans decreased to 0.09% at December 31, 2017 compared to 0.32% at December 31, 2016. Restructured loans at December 31, 2017 decreased to $5.8 million compared to $6.4 million at December 31, 2016. Other Real Estate Owned (“OREO”) increased to $1.6 million at December 31, 2017 from $339,000 at December 31, 2016 primarily due to the OREO acquired with the acquisition of Diboll. Repossessed assets increased to $154,000 at December 31, 2017 from $49,000 at December 31, 2016.
Our deposits increased $982.4 million to $4.52 billion at December 31, 2017 from $3.53 billion at December 31, 2016.  The increase in our deposits during 2017 was primarily due to $899.3 million of deposits assumed with the Diboll merger and to a lesser extent an increase in our public fund deposits. Our noninterest bearing deposits increased $333.4 million and interest bearing deposits increased $649.0 million. Our public fund deposits increased $87.9 million and our brokered deposits increased $26.2 million during 2017. Total FHLB borrowings decreased $292.3 million to $1.02 billion at December 31, 2017, from $1.31 billion at December 31, 2016.  On September 19, 2016, the Company issued $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes. The unamortized discount and debt issuance costs deducted from the subordinated notes issued totaled approximately $1.8 million at December 31, 2017.
Assets under management in our trust department increased 92.9%, during 2017 and were approximately $1.96 billion at December 31, 2017 compared to $1.01 billion at December 31, 2016. The increase was primarily due to the acquisition of Diboll.
Shareholders’ equity at December 31, 2017 totaled $754.1 million compared to $518.3 million at December 31, 2016. The increase is primarily the result of the acquisition of Diboll. See “Note 2 – Acquisition.” To a lesser extent the increase reflects net income of $54.3 million recorded for the year ended December 31, 2017, a decrease in accumulated other comprehensive loss of $7.9 million, net issuance of common stock under employee stock plans of $2.5 million, stock compensation expense of $1.8 million and $1.5 million of common stock issued under our dividend reinvestment plan.  These increases were offset by cash dividends paid of $32.2 million.  The decrease in accumulated other comprehensive loss is comprised primarily of a decrease of $10.3 million, net of tax, in the unrealized loss on securities, net of reclassification adjustments, and an increase of $670,000, net of tax in the unrealized gain on effective cash flow hedge interest rate swap derivatives and the reclassification adjustments included in net income, partially offset by a decrease of $3.1 million, net of tax, related to the change in the funded status of our defined benefit plan.  We also reclassified $5.7 million from accumulated other comprehensive loss to retained earnings in connection with our early adoption of ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” during the fourth quarter of 2017. ASU 2018-02, issued in February 2018, allows a reclassification for the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act. See “Note 4 – Accumulated Other Comprehensive Loss” to our consolidated financial statements included in this report.
Economic conditions in our Fort Worth and Austin market areas have continued to perform generally better than many other parts of the country. Texas continues to see economic expansion despite the economic headwinds related to oil prices averaging between $40-$60 over the past three years which have been partially offset by strong global demand. With the rise in interest rates, a decline in unemployment rates, and solid residential construction activity expected in 2018, economists predict the Texas markets we serve will continue to grow at a slow to modest pace in 2018.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk and economic risk indicators.

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
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in this report for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The relatively low, but currently increasing interest rate environment and economic landscape requires that we monitor the interest rate sensitivity of the assets driving our growth and closely align ALCO objectives accordingly.
The management of our securities portfolio as a percentage of earning assets is guided by the current economics associated with increasing the securities portfolio, changes in our overall loan and deposit levels and changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we may purchase additional securities, if appropriate, which may cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we may decrease the level of securities through proceeds from maturities, principal payments on MBS or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with potential business cycles that include slower loan growth and higher credit costs.
During the year ended December 31, 2017, we sold U.S. Agency CMOs, U.S. Agency CMBS, U.S. Agency pass-throughs, Texas municipal securities, U.S. Government Agency debentures and U.S. Treasury securities that resulted in an overall gain on the sale of AFS securities of $625,000. We sold selected long-term CMBS and lower yielding, low balance CMOs.  In addition, we primarily sold lower yielding Texas municipal securities and short duration, low yielding U.S. Government Agency debentures .  These security sales were designed to address risks from a flattening yield curve where short-term rates were rising and long-term rates were gradually decreasing. Also, we wanted to alleviate margin compression brought on by the Federal Reserve raising interest rates three times since December 2016, by selling lower yielding fixed rate securities.  Some of the securities sold were acquired in the Diboll acquisition and were sold because they did not fit within our balance sheet strategy or ALCO objectives. Most of the longer duration sales of securities occurred during August and September as long-term rates fell, including the 10-year Treasury dropping below 2.05% in early September. During the year ended December 31, 2017, sales of securities were partially offset by additional purchases of premium U.S. Agency CMOs, U.S. Agency CMBS, and Texas municipal securities with favorable expected returns and defensive risk profiles and the securities acquired. In addition, we impaired $109 million of U.S. Agency debentures that we had the intent to sell during January 2018 and recorded an impairment charge of $234,000 in the fourth quarter of 2017.
Our investment securities and U.S. Agency MBS increased from $2.42 billion at December 31, 2016 to $2.45 billion at December 31, 2017. The increase was due to increased securities acquired as a result of the acquisition of Diboll.
At December 31, 2017, securities as a percentage of assets decreased to 37.7%, compared to 43.4% at December 31, 2016 as a result of the acquisition of Diboll and Diboll’s large percentage of loans to assets. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 22.3%, or $292.3 million, to $1.02 billion at December 31, 2017 from $1.31 billion at December 31, 2016, due primarily to borrowings paying off and a decrease in borrowings purchased during 2017. From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $240.0 million at December 31, 2017 and $250.0 million at December 31, 2016. Two of the variable rate advance agreements have interest rates of three-month LIBOR minus 0.25%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advance agreements, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased from $35.5 million at December 31, 2016 to $60.2 million at December 31, 2017, or 69.6%, due to lower funding costs compared to other funding alternatives and ALCO objectives.  At December 31, 2017, approximately $54.5 million of our brokered CDs were non-callable with a weighted average cost of 114 basis points and remaining maturities of less than eleven months. The remaining $5.7 million have short-term calls that we control and mature within 2 years. Our wholesale funding policy currently allows maximum brokered CDs of $180.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
Deposits increased during 2017 primarily due to approximately $899.3 million of deposits acquired with the Diboll merger, The increase in deposits combined with the decrease in FHLB borrowings, partially offset by the increase in brokered deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 24.3% at December 31, 2017 from 38.5% at December 31, 2016.

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
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Interest income
Loans	$117,633	$106,564	$96,417
Investment securities – taxable	939	1,057	1,587
Investment securities – tax-exempt	24,529	22,654	22,468
Mortgage-backed securities	41,361	37,450	33,661
FHLB stock and other investments	1,306	798	298
Other interest earning assets	1,706	390	101
Total interest income	187,474	168,913	154,532
Interest expense
Deposits	20,736	14,255	10,162
FHLB borrowings	15,106	11,751	8,234
Subordinated notes	5,633	1,628	—
Trust preferred subordinated debentures	2,013	1,706	1,455
Other borrowings	16	8	3
Total interest expense	43,504	29,348	19,854
Net interest income	$143,970	$139,565	$134,678
Net interest income for the year ended December 31, 2017 increased $4.4 million, or 3.2%, compared to the same period in 2016 and increased $4.9 million, or 3.6%, for the year ended December 31, 2016 compared to the same period in 2015.  The increase in net interest income was due to the increase in interest income of $18.6 million, or 11.0%, which was primarily a result of the increase in the interest income on loans of $11.1 million, compared to the same period in 2016, and an increase in interest income on mortgage-backed securities of $3.9 million, compared to the same period in 2016, partially offset by the increase in interest expense of $14.2 million on deposits and other interest bearing liabilities, compared to the same period in 2016. For the year ended December 31, 2017, our net interest spread (FTE) and net interest margin (FTE) decreased to 2.89% and 3.07% from 3.14% and 3.26%, respectively, for the same period in 2016. The overall increase in net interest income during 2016 was due to the increase in interest income, which was primarily a result of the increase in the interest income on loans, compared to the same period in 2015, which included a $1.3 million recovery of interest income on the payoff of a long-time nonaccrual loan during the first quarter of 2016 and an increase in interest income on mortgage-backed securities, partially offset by the increase in interest expense on deposits and other interest bearing liabilities, compared to the same period in 2015. For the year ended December 31, 2016, our net interest spread (FTE) decreased to 3.14% from 3.31%, and our net interest margin (FTE) decreased to 3.26% from 3.40% compared to the same period in 2015.
During the year ended December 31, 2017, total interest income increased $18.6 million, or 11.0%, compared to the same period in 2016, and during the year ended December 31, 2016, increased $14.4 million, or 9.3%, compared to the same period in

2015. The increase in total interest income for the year ended December 31, 2017 was the result of an increase in average earning assets of $425.3 million, or 8.8%, from $4.83 billion for 2016 to $5.25 billion for 2017, and an increase in the average yield on average earning assets from 3.87% for the year ended December 31, 2016 to 3.90% for the year ended December 31, 2017.  The increase in the average yield on earning assets during the year ended December 31, 2017 was the result of increases in the average yields on most of the earning asset categories due to the overall higher interest rate environment in 2017. This was partially offset by the decrease in the average yield on tax-exempt investment securities as higher yielding tax-exempt securities rolled off and were replaced with lower yielding securities. Also partially offsetting the increase was the effect on the average yield on loans in 2016 of the $1.3 million recovery of interest income on the payoff of a long-term nonaccrual loan during the first quarter of 2016.
The increase in total interest income for the year ended December 31, 2016 was the result of an increase in average earning assets of $369.8 million, or 8.3%, from $4.46 billion for 2015 to $4.83 billion for 2016, and an increase in the average yield on average earning assets from 3.84% for the year ended December 31, 2015 to 3.87% for the year ended December 31, 2016.  The increase in the yield on earning assets during the year ended December 31, 2016 is reflective of an increase in the yield on MBS.
During the year ended December 31, 2017, average loans increased $213.5 million, or 8.7%, to $2.67 billion from $2.45 billion, compared to the same period in 2016.  During the year ended December 31, 2016, average loans increased $228.4 million, or 10.3%, from $2.22 billion to $2.45 billion, compared to the same period in 2015. The increase in average loans during 2017 was primarily a result of continued loan growth of loans secured by real estate in our market areas and the Diboll acquisition in late November. The increase in average loans during 2016 was primarily a result of strong loan growth in our market areas, primarily commercial real estate loans and municipal loans.  The average yield on loans increased from 4.51% for the year ended December 31, 2016 to 4.57% for the year ended December 31, 2017, due to the mix of the loan portfolio. Interest income on loans increased $11.1 million, or 10.4%, for the year ended December 31, 2017 compared to the same period in 2016 as a result of increases in both the average balance and the average yield on loans. The average yield on loans decreased slightly from 4.52% for the year ended December 31, 2015 to 4.51% for the year ended December 31, 2016. Interest income on loans increased $10.1 million, or 10.5%, for the year ended December 31, 2016 compared to the same period in 2015 as a result of an increase in the average balance which more than offset the decrease in the average yield.  A $1.3 million recovery of interest income on the payoff of a long-time nonaccrual loan during the first quarter of 2016 also attributed to the increase in interest income. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rates and spreads that compete with those offered by other financial institutions in order to retain quality loan relationships. Offering lower interest rates and spreads could impact the overall yield on loans and, therefore, profitability.
For the year ended December 31, 2017, average investment securities and MBS increased $122.2 million, or 5.5%, to $2.36 billion from $2.24 billion compared to the same period in 2016 and increased $93.7 million, or 4.4%, from $2.15 billion to $2.24 billion for the year ended December 31, 2016, compared to the same period in 2015.  At December 31, 2017, primarily all of our MBS were fixed rate securities.  The overall yield on average investment securities and MBS increased to 3.39% during the year ended December 31, 2017 from 3.35% during the same period in 2016 and increased to 3.35% during the year ended December 31, 2016 from 3.27% during the same period in 2015. The increase in the average yield during both 2017 and 2016 is primarily the result of increases in the average yield on MBS due to less prepayments compared to 2015 and overall higher interest rates. Interest income on investment securities and MBS increased $5.7 million in 2017, or 9.3%, due to increases in both average balance and average yield.  A decrease in long-term interest rate levels combined with lower credit spreads could negatively impact our net interest margin in the future due to increased prepayments. Interest income on investment securities and MBS increased $3.4 million in 2016, or 6.0%, due to increases in both average balance and average yield.
Average FHLB stock and other investments increased $10.8 million, or 19.2%, to $66.9 million, for the year ended December 31, 2017, compared to $56.1 million for 2016 and increased $9.5 million, or 20.4%, to $56.1 million for the year ended December 31, 2016, compared to $46.6 million for 2015. The increase is primarily due to the increase in average FHLB borrowings during both 2017 and 2016 and the corresponding requirement to hold stock associated with those borrowings. We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB borrowings and asset size change. The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  Interest income from our FHLB stock and other investments increased $508,000, or 63.7%, during 2017, and increased $500,000, or 167.8%, during 2016. The increase in interest income in both 2017 and 2016 was due to increases in both the average balance and the average yield on FHLB stock and other investments.
Average interest earning deposits and federal funds sold increased $78.8 million, or 103.6%, to $154.9 million for the year ended December 31, 2017, compared to $76.1 million for 2016 and increased $36.6 million, or 92.5%, to $76.1 million, for the year ended December 31, 2016, compared to $39.5 million for 2015.  The increase is primarily due to the increase in average interest earning deposits and federal funds sold during both 2017 and 2016. Interest income from interest earning deposits and federal funds sold increased $1.3 million, or 337.4%, during 2017, and increased $289,000, or 286.1%, during 2016. The increase in interest income in both 2017 and 2016 was due to increases in both average balance and yield on interest earning deposits and federal funds sold.

During the year ended December 31, 2017, our average loans and securities increased compared to the same period in 2016. As a result, the mix of our average earning assets changed as our average total securities as a percentage of total average earning assets totaled 46.2% during 2017 compared to 47.5% during 2016 and 49.1% during 2015. Average loans were 50.8% of average total earning assets during 2017 compared to 50.9% during 2016 and 50.0% during 2015. Other earning asset categories averaged 3.0% of average earning assets during 2017 compared to 1.6% during 2016 and 0.9% during 2015.
Total interest expense increased $14.2 million, or 48.2%, during the year ended December 31, 2017.  The increase in interest expense for 2017 was attributable to an increase in average interest bearing liabilities of $268.5 million, or 6.7%, from $4.02 billion to $4.29 billion and in the average rate paid on interest bearing liabilities for the year ended December 31, 2017, to 1.01%, from 0.73% for the same period in 2016.  The increase in average interest bearing liabilities was primarily the result of the increase in FHLB borrowings, the issuance of subordinated notes, the Diboll acquisition in late November, and to a lesser extent, the increase in deposits.
Total interest expense increased $9.5 million, or 47.8%, during the year ended December 31, 2016.  The increase in interest expense for 2016 was attributable to an increase in average interest bearing liabilities of $311.3 million, or 8.4%, from $3.71 billion to $4.02 billion and in the average rate paid on interest bearing liabilities for the year ended December 31, 2016, to 0.73%, from 0.53% for the same period in 2015.  The increase in average interest bearing liabilities was primarily the result of the increase in deposits and in FHLB borrowings, and to a lesser extent, the issuance of the subordinated notes.
The following table sets forth our deposit averages by category (dollars in thousands):

	COMPOSITION OF DEPOSITS Years Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest Bearing Demand Deposits	$1,645,557	0.56%	$1,681,422	0.36%	$1,648,416	0.27%
Savings Deposits	267,345	0.17%	244,826	0.11%	232,385	0.10%
Time Deposits	990,553	1.11%	941,716	0.85%	845,882	0.65%
Total Interest Bearing Deposits	2,903,455	0.71%	2,867,964	0.50%	2,726,683	0.37%
Noninterest Bearing Demand Deposits	761,370	N/A	693,929	N/A	679,346	N/A
Total Deposits	$3,664,825	0.57%	$3,561,893	0.40%	$3,406,029	0.30%
Total average interest bearing deposits increased $35.5 million, or 1.2%, and the average rate paid increased from 0.50% for the year ended December 31, 2016, to 0.71% for the year ended December 31, 2017. For the year ended December 31, 2016 average interest bearing deposits increased $141.3 million, or 5.2%, and the average rate paid increased from 0.37% for the year ended December 31, 2015, to 0.50% for the year ended December 31, 2016. Interest expense for interest bearing deposits increased $6.5 million, or 45.5%, during 2017, and increased $4.1 million, or 40.3%, during 2016. The increase in interest expense in both 2017 and 2016 was due to increases in both the average balance and average rate paid.
Average time deposits increased $48.8 million, or 5.2%, and $95.8 million, or 11.3%, for the years ended December 31, 2017 and December 31, 2016, respectively. The average rate paid increased 26 basis points for the year ended December 31, 2017 and increased 20 basis points for the year ended December 31, 2016. Average interest bearing demand deposits decreased $35.9 million, or 2.1%, for the year ended December 31, 2017. Average interest bearing demand deposits increased $33.0 million, or 2.0%, for the year ended December 31, 2016. The average rate paid increased 20 basis points for the year ended December 31, 2017 and increased nine basis points for the year ended December 31, 2016. Average savings deposits increased $22.5 million, or 9.2%, and the average rate paid increased six basis points for the year ended December 31, 2017. Average savings deposits increased $12.4 million, or 5.4%, while the average rate paid increased one basis point for the year ended December 31, 2016. Average noninterest bearing demand deposits increased $67.4 million, or 9.7%, during 2017 and $14.6 million, or 2.1%, during 2016. The latter three categories, which are considered the lowest cost deposits, comprised 73.0% of total average deposits during the year ended December 31, 2017 compared to 73.6% during 2016 and 75.2% during 2015.  The increase in our average total deposits during 2017 was primarily due to approximately $899.3 million of the deposits assumed in the Diboll merger as well as an increase in public fund deposits. The increase in our average total deposits during 2016 was primarily the result of increases in public fund deposits.

At December 31, 2017, total brokered CDs were $60.2 million compared to $35.5 million at December 31, 2016. This represented an increase of $24.7 million, or 69.6%, from 2016. Total brokered CDs decreased $49.8 million, or 58.4%, in 2016 from $85.3 million at December 31, 2015.  At December 31, 2017, approximately $54.5 million of our brokered CDs were non-callable with maturities of less than eleven months. The remaining $5.7 million have short-term calls that we control and mature within two years.  We utilize callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2017, brokered CDs represented 1.3% of deposits compared to 1.0% of deposits at December 31, 2016 and 2.5% at December 31, 2015.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
Average FHLB borrowings, consisting of FHLB advance agreements, increased $161.4 million, or 15.2%, during the year ended December 31, 2017, to $1.22 billion as compared to $1.06 billion at December 31, 2016, to fund the increase in securities and other short-term liquidity needs. Average FHLB borrowings increased $137.6 million, or 14.9%, to $1.06 billion during the year ended December 31, 2016, from $923.0 million at December 31, 2015.  Interest expense associated with FHLB borrowings increased $3.4 million, or 28.6%, and the average rate paid increased 13 basis points to 1.24% for the year ended December 31, 2017, compared to 1.11% for the same period in 2016.  Interest expense associated with FHLB borrowings increased $3.5 million, or 42.7%, and the average rate paid increased 22 basis points to 1.11% for the year ended December 31, 2016, compared to 0.89% for the same period in 2015.  The increase in interest expense in both 2017 and 2016 was due to increases in both the average balance and the average rate paid. FHLB borrowings are collateralized by FHLB stock, nonspecified loans and securities.
Average subordinated notes, consisting of $100.0 million aggregate principal amount of fixed-to-floating rate subordinated notes, increased $70.3 million, or 252.4%, during the year ended December 31, 2017, to $98.2 million as compared to $27.9 million at December 31, 2016. The $100.0 million aggregate principal amount of subordinated notes were issued on September 19, 2016 and initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. Interest expense associated with the subordinated notes increased $4.0 million, or 246.0%, and the average rate paid decreased 10 basis points to 5.74% for the year ended December 31, 2017, compared to 5.84% for the same period in 2016.
Average trust preferred subordinated debentures, consisting of our junior subordinated debentures, was $60.2 million for the years ended December 31, 2017, 2016, and 2015.  The interest rate on the $20.5 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The interest rate on the $23.2 million of long-term debentures issued to Southside Statutory Trust IV adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points. The interest rate on the $12.9 million of long-term debentures issued to Southside Statutory Trust V adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points. The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.
Average other borrowings, consisting primarily of repurchase agreements, increased $1.3 million, or 19.4%, during the year ended December 31, 2017, to $8.1 million as compared to $6.8 million at December 31, 2016.  Average other borrowings increased $4.5 million, or 198.6%, during the year ended December 31, 2016, from $2.3 million at December 31, 2015 to $6.8 million.  Interest expense associated with other borrowings increased $8,000, or 100.0%, and the average rate paid increased eight basis points to 0.20% for the year ended December 31, 2017 compared to 0.12% for the same period in 2016.  The increase in interest expense was due to the increase in both the average balance and average rate paid. Interest expense associated with other borrowings increased $5,000, or 166.7%, while the average rate paid decreased one basis point to 0.12% for the year ended December 31, 2016 compared to 0.13% for the same period in 2015.  The increase in interest expense was due to the increase in the average balance which more than offset the decrease in the average rate paid.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average balance sheet amounts and average yields/rates for the years ended December 31, 2017, 2016 and 2015.  The interest and related yields presented are on a fully taxable-equivalent basis and are therefore, non-GAAP measures. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands).

	Average Balances with Average Yields and Rates
	Years Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1) (2)	$2,666,265	$121,769	4.57%	$2,452,803	$110,653	4.51%	$2,224,401	$100,471	4.52%
Loans held for sale	5,058	177	3.50%	5,036	162	3.22%	3,439	155	4.51%
Securities:
Inv. sec. (taxable) (4)	51,654	939	1.82%	60,145	1,057	1.76%	75,977	1,587	2.09%
Inv. sec. (tax-exempt) (3) (4)	765,854	37,726	4.93%	699,472	36,393	5.20%	637,333	34,981	5.49%
Mortgage-backed and related securities (4)	1,543,826	41,361	2.68%	1,479,528	37,450	2.53%	1,432,087	33,661	2.35%
Total securities	2,361,334	80,026	3.39%	2,239,145	74,900	3.35%	2,145,397	70,229	3.27%
FHLB stock, at cost, and other investments	66,855	1,306	1.95%	56,071	798	1.42%	46,584	298	0.64%
Interest earning deposits	148,924	1,634	1.10%	75,339	385	0.51%	39,533	101	0.26%
Federal funds sold	5,995	72	1.20%	747	5	0.67%	—	—	—
Total earning assets	5,254,431	204,984	3.90%	4,829,141	186,903	3.87%	4,459,354	171,254	3.84%
Cash and due from banks	54,590			51,160			52,400
Accrued interest and other assets	369,872			373,278			376,473
Less: Allowance for loan losses	(19,042)			(18,465)			(16,621)
Total assets	$5,659,851			$5,235,114			$4,871,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$267,345	464	0.17%	$244,826	280	0.11%	$232,385	233	0.10%
Time deposits	990,553	11,006	1.11%	941,716	7,984	0.85%	845,882	5,512	0.65%
Interest bearing demand deposits	1,645,557	9,266	0.56%	1,681,422	5,991	0.36%	1,648,416	4,417	0.27%
Total interest bearing deposits	2,903,455	20,736	0.71%	2,867,964	14,255	0.50%	2,726,683	10,162	0.37%
FHLB borrowings	1,222,033	15,106	1.24%	1,060,631	11,751	1.11%	923,017	8,234	0.89%
Subordinated notes (5)	98,172	5,633	5.74%	27,860	1,628	5.84%	—	—	—
Trust preferred subordinated debentures (6)	60,238	2,013	3.34%	60,233	1,706	2.83%	60,229	1,455	2.42%
Other borrowings	8,120	16	0.20%	6,798	8	0.12%	2,277	3	0.13%
Total interest bearing liabilities	4,292,018	43,504	1.01%	4,023,486	29,348	0.73%	3,712,206	19,854	0.53%
Noninterest bearing deposits	761,370			693,929			679,346
Accrued expenses and other liabilities	43,440			49,275			41,627
Total liabilities	5,096,828			4,766,690			4,433,179
Shareholders’ equity	563,023			468,424			438,427
Total liabilities and shareholders’ equity	$5,659,851			$5,235,114			$4,871,606
Net interest income (FTE) (7)		$161,480			$157,555			$151,400
Net interest margin on average earning assets (FTE) (7)			3.07%			3.26%			3.40%
Net interest spread (FTE) (7)			2.89%			3.14%			3.31%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $4,313, $4,251 and $4,209 for the years ended December 31, 2017, 2016 and 2015, respectively. See “Non-GAAP Financial Measures.”

(3)	Interest income includes taxable-equivalent adjustments of $13,197, $13,739 and $12,513 for the years ended December 31, 2017, 2016 and 2015, respectively. See “Non-GAAP Financial Measures.”

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million and $555,000 for the years ended December 31, 2017 and 2016, respectively.

(6)
Represents issuance of junior subordinated debentures. In connection with the adoption of ASU 2015-03 that requires unamortized debt issuance costs be presented as a direct deduction from the related debt liability, our average long-term debt for the years ended December 31, 2017, 2016 and 2015 reflect unamortized debt issuance costs of $73,000, $77,000 and $82,000, respectively.

(7)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures. See “Non-GAAP Financial Measures” for more information.

Note: As of December 31, 2017, 2016 and 2015, loans totaling $2,937, $8,280 and $20,526, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
The following tables present on a fully taxable-equivalent basis the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and from changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands).

	Years Ended December 31, 2017 Compared to 2016
	Increase (Decrease) Due to Change in
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Increase/(Decrease)
Interest income on:
Loans (1)	$9,734	$1,382	$11,116
Loans held for sale	1	14	15
Investment securities (taxable)	(153)	35	(118)
Investment securities (tax-exempt) (1)	3,336	(2,003)	1,333
Mortgage-backed securities	1,668	2,243	3,911
FHLB stock, at cost, and other investments	173	335	508
Interest earning deposits	574	675	1,249
Federal funds sold	60	7	67
Total earning assets	15,393	2,688	18,081
Interest expense on:
Savings deposits	28	156	184
Time deposits	432	2,590	3,022
Interest bearing demand deposits	(130)	3,405	3,275
FHLB borrowings	1,906	1,449	3,355
Subordinated notes	4,035	(30)	4,005
Trust preferred subordinated debentures	—	307	307
Other borrowings	2	6	8
Total interest bearing liabilities	6,273	7,883	14,156
Net change	$9,120	$(5,195)	$3,925

	Years Ended December 31, 2016 Compared to 2015
	Increase (Decrease) Due to Change in
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Increase/(Decrease)
Interest income on:
Loans (1)	$10,304	$(122)	$10,182
Loans held for sale	59	(52)	7
Investment securities (taxable)	(301)	(229)	(530)
Investment securities (tax-exempt) (1)	3,295	(1,883)	1,412
Mortgage-backed securities	1,141	2,648	3,789
FHLB stock, at cost, and other investments	71	429	500
Interest earning deposits	135	149	284
Federal funds sold	5	—	5
Total earning assets	14,709	940	15,649
Interest expense on:
Savings deposits	13	34	47
Time deposits	676	1,796	2,472
Interest bearing demand deposits	90	1,484	1,574
FHLB borrowings	1,341	2,176	3,517
Subordinated notes	1,628	—	1,628
Trust preferred subordinated debentures	—	251	251
Other borrowings	5	—	5
Total interest bearing liabilities	3,753	5,741	9,494
Net change	$10,956	$(4,801)	$6,155

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis (FTE). See “Non-GAAP Financial Measures.”

PROVISION FOR LOAN LOSSES
The provision for loan losses for the year ended December 31, 2017 was $4.7 million compared to $9.8 million for the year ended December 31, 2016. The provision for loan losses for the year ended December 31, 2015 was $8.3 million.  For the year ended December 31, 2017, net loan charge-offs decreased $9.8 million, to $1.8 million compared to $11.6 million for the same period in 2016 and increased $9.7 million during 2016 from $1.9 million for the same period in 2015. Nonperforming assets to total assets decreased to 0.16% at December 31, 2017 from 0.27% at December 31, 2016 primarily due to a decrease in nonaccrual loans. During 2016, our nonperforming assets to total assets ratio decreased to 0.27% at December 31, 2016 from 0.63% at December 31, 2015. This decrease was primarily due to the payoff of one long-time nonaccrual loan during the first quarter of 2016 and the settlement of two large impaired relationships in the second quarter of 2016.
The decrease in net charge-offs for 2017 was a result of a decrease in total charge-offs of $10.9 million partially offset by a decrease in total recoveries of $1.1 million. Net charge-offs for commercial loans decreased $10.3 million, resulting in net charge-offs of $411,000 for the year ended December 31, 2017, compared to net charge-offs of $10.7 million for the same period in 2016 that was primarily a result of the charge-off of two large commercial borrowing relationships totaling $10.9 million. Net charge-offs for construction loans decreased $303,000, resulting in net charge-offs of $34,000 for the year ended December 31, 2017. Net charge-offs of 1-4 family residential loans increased $383,000, resulting in net charge-offs of $285,000 for year ended December 31, 2017. Net charge-offs for loans to individuals decreased 28.1%, to $1.1 million for the year ended December 31, 2017 compared to the same period in 2016. Net recoveries of commercial real estate loans decreased $10,000 to $13,000 for the year ended December 31, 2017 compared to $23,000 for the same period in 2016. Net recoveries for municipal loans decreased $249,000 for the year ended December 31, 2017, due to the full recovery of the municipal loan in 2016 that was charged off during 2015.
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
As of December 31, 2017, and 2016, our reviews of the loan portfolio indicated that loan loss allowances of $20.8 million and $17.9 million, respectively, were appropriate to cover probable losses in the portfolio.

NONINTEREST INCOME
Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived and gives totals for these accounts (in thousands):

	Years Ended December 31,
	2017	2016	2015

Deposit services	$21,785	$20,702	$20,112
Net gain on sale of securities available for sale	625	2,836	3,660
Gain on sale of loans	1,821	2,795	2,082
Trust income	3,818	3,491	3,419
Bank owned life insurance income	2,537	2,626	2,623
Brokerage services	2,422	2,127	2,206
Other noninterest income	4,465	4,834	3,793
Total noninterest income	$37,473	$39,411	$37,895
Noninterest income categories include one month of income as a result of the Diboll acquisition. Total noninterest income for the year ended December 31, 2017 decreased 4.9%, or $1.9 million, compared to 2016 and increased 4.0%, or $1.5 million, during the year ended December 31, 2016, compared to the same period in 2015.  The decrease in noninterest income for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to a decrease in net gain on sale of securities available for sale of $2.2 million and a decrease in gain on sale of loans of $974,000. This was partially offset by an increase in deposit services income. The increase in noninterest income during 2016 compared to 2015 was due to increases in deposit services, gain on sale of loans and other noninterest income, partially offset by a decrease in net gain on sale of AFS securities.
Deposit services income increased $1.1 million, or 5.2%, for the year ended December 31, 2017, as compared to the same period in 2016 and $590,000, or 2.9%, for the year ended December 31, 2016, as compared to the same period in 2015. The increase for 2017 was due to an increase in overdraft charges and debit card income. The increase for 2016 was due to an increase in ATM and debit card income.
During the year ended December 31, 2017, we sold U.S. Agency CMOs, U.S. Agency CMBS, U.S. Agency pass-throughs, Texas municipal securities, U.S. Government Agency debentures and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $625,000. The fair value of the AFS securities portfolio at December 31, 2017 was $1.54 billion with a net unrealized loss on that date of $3.2 million.  The net unrealized loss is comprised of $9.2 million in unrealized gains and $12.4 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2017 was $921.8 million with a net unrealized loss on that date of $5.1 million.  The net unrealized loss is comprised of $19.7 million in unrealized gains and $24.8 million in unrealized losses. During the year ended December 31, 2017, we primarily purchased premium U.S. Agency CMOs, U.S. Agency CMBS, and Texas municipal securities. There can be no assurance that the level of security gains reported during the year ended December 31, 2017 will continue in future periods.
During the year ended December 31, 2016, the sale of securities resulted in a net gain on sale of AFS securities of $2.8 million. During the quarter ended December 31, 2016, the size of the securities portfolio increased slightly to partially offset the interest expense associated with the sub-debt issued. We sold U.S. Treasury securities, U.S. Agency CMOs and U.S. Agency MBS to reallocate our securities portfolio by reinvesting primarily in moderate and seasoned AFS U.S. Agency CMOs to lessen extension risk and to a lesser extent CRA qualified U.S. Agency CMBS classified as HTM. During the year ended December 31, 2015, we proactively managed the investment portfolio and adjusted the securities acquired in the Omni acquisition to meet our investment objectives. We primarily sold CMOs along with some U.S. Agency mortgage pass-throughs, U.S. Agency CMBS, Texas municipal securities and U.S. Treasury securities. For the year ended December 31, 2015, the sale of securities resulted in a net gain on the sale of AFS securities of $3.7 million.
Gain on sale of loans decreased $974,000, or 34.8%, for the year ended December 31, 2017, compared to the same period in 2016 and increased $713,000, or 34.2%, for the year ended December 31, 2016, compared to the same period in 2015.  The decrease in 2017 was due to a decrease in the volume of loans sold compared to 2016. The increase in 2016 was primarily a result of an increase in the volume of loans sold and the related servicing release premiums and secondary market fees received compared to 2015.
Brokerage services income increased $295,000, or 13.9%, for the year ended December 31, 2017, compared to the same period in 2016. Brokerage services income decreased $79,000, or 3.6%, for the year ended December 31, 2016, compared to the same period in 2015.

Other noninterest income decreased $369,000, or 7.6%, for the year ended December 31, 2017 compared to the same period in 2016, primarily attributable to decreases in mortgage servicing fee income, other investment income and mortgage derivative income, partially offset by an increase in swap fee income. Other noninterest income increased $1.0 million, or 27.4%, for the year ended December 31, 2016 compared to the same period in 2015, primarily attributable to an increase in other investment income and mortgage servicing fee income.
NONINTEREST EXPENSE
The following table lists the accounts which comprise noninterest expense (in thousands):

	Years Ended December 31,
	2017	2016	2015

Salaries and employee benefits	$60,475	$63,978	$62,945
Occupancy expense	12,068	13,722	12,883
Acquisition expense	4,352	—	5,473
Advertising, travel & entertainment	2,219	2,643	2,678
ATM and debit card expense	3,889	3,136	3,054
Professional fees	3,844	4,946	3,735
Software and data processing expense	3,027	2,911	3,440
Telephone and communications	1,905	1,931	1,978
FDIC insurance	1,769	2,141	2,510
Amortization expense on intangibles	1,955	1,940	2,296
Other noninterest expense	10,832	12,174	11,962
Total noninterest expense	$106,335	$109,522	$112,954
Noninterest expense categories include one month of expense as a result of the Diboll acquisition. Noninterest expense for the year ended December 31, 2017 decreased $3.2 million, or 2.9%, compared to the year ended December 31, 2016 and $3.4 million, or 3.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Salaries and employee benefits expense decreased $3.5 million, or 5.5%, during the year ended December 31, 2017, compared to the same period in 2016 and increased $1.0 million, or 1.6%, during the year ended December 31, 2016, compared to the same period in 2015. The decrease in 2017 was primarily due to decreases in direct salary expense and retirement expense, partially offset by increases in health insurance claims. The increase in 2016 was primarily the result of an increase in direct salary expense.
Direct salary expense and payroll taxes decreased $1.6 million, or 3.1%, for the year ended December 31, 2017, compared to the same period in 2016 and increased $1.6 million, or 3.0%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease in 2017 was primarily due to a decline in payouts under incentive plans in 2017. The increase in 2016 was due to normal salary increases effective in the first quarter of 2016.
Retirement expense, included in salaries and employee benefits, decreased $2.5 million, or 47.6%, for the year ended December 31, 2017, compared to the same period in 2016 and increased $501,000, or 10.4%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease for 2017 and the increase for 2016 were both primarily due to a one-time expense of $1.7 million related to the acceptance of early retirement packages by 16 employees during the first quarter of 2016. The decrease in expense in 2017 was also due to greater than expected returns on the fair value of pension plan assets. The increase in 2016 was partially offset by a decrease in the restoration plan expense due to an increase in the discount rate to 4.56% from 4.14% for the same period in 2015.  The assumed discount rate was decreased to 4.23% for 2017. The assumed long-term rate of return was 7.25% for years 2015 through 2017. We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions decrease, the cost and funding required for the retirement plan could increase.
Health and life insurance expense, included in salaries and employee benefits, increased $687,000, or 13.5%, for the year ended December 31, 2017, compared to the same period in 2016 due to increased health claims expense during 2017. Health and life insurance expense decreased $1.0 million, or 17.0%, for the year ended December 31, 2016, compared to the same period in 2015 due to decreased health claims expense and plan administrative cost during 2016. We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2018.
Occupancy expense decreased $1.7 million, or 12.1%, for the year ended December 31, 2017, compared to the same period in 2016, and increased $839,000, or 6.5%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease in 2017 and the increase in 2016 were both primarily due to the early termination of a lease during the third quarter of 2016. We prepaid a lease at approximately 59% of the remaining lease payments on a Fort Worth operations facility that was vacated just prior to lease termination. The cost of prepaying this lease, combined with writing off the leasehold improvements, was $1.8 million. This expense was partially offset by lower taxes and utilities in 2016.
Acquisition expense of $4.4 million for the year ended December 31, 2017, which consisted primarily of $2.4 million of legal and consulting fees and $1.9 million of software expenses due to canceling of contracts, was incurred in connection with the Diboll acquisition. Acquisition expense of $5.5 million for the year ended December 31, 2015, which consisted primarily of $4.1 million of severance and stay pay, and non-recurring salary payments, software integration costs, losses from branch closures, and professional fees incurred in connection with the acquisition of Omni.
Advertising, travel and entertainment decreased $424,000, or 16.0%, for the year ended December 31, 2017, compared to the same period in 2016 and slightly decreased $35,000, or 1.3%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease in 2017 was due to a decrease in advertising and travel expense, partially offset by an increase in media advertising.
ATM and debit card expense increased $753,000, or 24.0%, for the year ended December 31, 2017, compared to the same period in 2016 and increased by $82,000, or 2.7%, for the year ended December 31, 2016, compared to the same period in 2015. The increase in 2017 was due to higher debit card transaction volume, increases in costs related to the reissue of debit cards with chip technology and to reflect our new branding and additional cost and activity related to the acquisition of Diboll.
Professional fees decreased $1.1 million, or 22.3%, for the year ended December 31, 2017, compared to the same period in 2016 and increased $1.2 million, or 32.4%, for year ended December 31, 2016, compared to the same period in 2015. Both the decrease in 2017 and increase in 2016 were due to increased consulting fees associated with process improvement and re-branding efforts initiated in January 2016. The increase in 2016 was also due to increased legal expense.
Software and data processing expense increased $116,000, or 4.0%, for the year ended December 31, 2017, as compared to the same period in 2016 and decreased $529,000, or 15.4%, for the year ended December 31, 2016, as compared to the same period in 2015. The decrease in 2016 was due primarily to additional software applications incurred in connection with the integration of Omni during the first half of 2015.
FDIC insurance decreased $372,000, or 17.4%, for the year ended December 31, 2017, as compared to the same period in 2016 and $369,000, or 14.7%, for the year ended December 31, 2016, as compared to the same period in 2015. The decrease in 2017 and 2016 was due to reduced FDIC assessment rates beginning in the third quarter of 2016.
Amortization expense on intangibles increased slightly by $15,000, or 0.8%, for the year ended December 31, 2017, as compared to the same period in 2016 and decreased $356,000, or 15.5%, for the year ended December 31, 2016, as compared to the same period in 2015. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life which resulted in a decrease in amortization in 2016. The slight increase in 2017 was due to amortization of intangibles acquired in the Diboll merger on November 30, 2017.
Other noninterest expenses decreased $1.3 million, or 11.0%, for the year ended December 31, 2017, as compared to the same period in 2016 and increased $212,000, or 1.8%, for the year ended December 31, 2016, as compared to the same period in 2015. The decrease in 2017 was primarily due to reductions in the provision expense for losses on loans sold with recourse and unfunded loan commitments, repossessed assets expense and losses on other real estate owned. The increase in 2016 was primarily due to increases in the reserve for losses on loans sold with recourse, the reserve for losses on unfunded commitments and repossessed asset expense, which were partially offset by decreases in advantage check card losses, and losses on other real estate owned.

INCOME TAXES
Pre-tax income for the year ended December 31, 2017 was $70.4 million compared to $59.7 million for the year ended December 31, 2016, and $51.3 million for the year ended December 31, 2015.
Income tax expense was $16.1 million for the year ended December 31, 2017 and represented an increase of $5.8 million, or 56.1%, compared to the year ended December 31, 2016, and increased $3.0 million, or 41.8%, to $10.3 million for the year ended December 31, 2016, compared to $7.3 million for the year ended December 31, 2015.  The effective tax rate (“ETR”) as a percentage of pre-tax income was 22.9% in 2017, 17.3% in 2016 and 14.2% in 2015. The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. The increase in the income tax expense and ETR for the year ended December 31, 2017 was due to $2.4 million of income tax expense, or 3.4% ETR, recorded as a result of the tax rate change, as well as a decrease in tax-exempt income as a percentage of pre-tax income, compared to the same period in 2016.
The increase in income tax expense for the year ended December 31, 2016 was the result of a decrease in tax-exempt income as a percentage of pre-tax income, as compared to the same period in 2015. As a result of the Act, we expect income tax expense and the ETR to decline in future periods.
The ETR differs from the stated rate of 35% during the comparable period primarily due to the effect of tax rate changes, tax-exempt income from municipal loans and securities and bank owned life insurance. The net deferred tax asset totaled $12.2 million at December 31, 2017 as compared to $28.9 million in 2016. The decrease in the net deferred tax asset is the result of recording the effect of the fair value measurement on the acquisition of Diboll as well as the remeasurement of the change in the corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax asset balance was $2.4 million. See “Note 16-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for deferred tax assets was recorded at December 31, 2017 or December 31, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas in Texas in which we operate or adjoin, with the exception of municipal loans. Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.
Total loans as of December 31, 2017 increased $737.8 million, or 28.9%, and the average loan balance outstanding for the year increased $213.5 million, or 8.7%, compared to 2016. Approximately $621.3 million of the increase is the result of the consummation of the Diboll acquisition in the fourth quarter of 2017.
Commercial real estate loans increased $319.2 million, or 33.7%, from December 31, 2016 to December 31, 2017 and 1-4 family residential loans increased $168.1 million, or 26.4%, from December 31, 2016 to December 31, 2017. Construction loans increased $95.7 million, or 25.2%, from December 31, 2016 to December 31, 2017. Commercial loans increased $89.2 million, or 50.3%, from December 31, 2016 to December 31, 2017. Municipal loans as of December 31, 2017 increased $47.2 million, or 15.8%, from December 31, 2016. Loans to individuals increased $18.5 million, or 15.7%, from December 31, 2016 to December 31, 2017.
Commercial real estate loans increased primarily due to the acquisition of Diboll and growth in our Austin and Dallas-Fort Worth markets. The increases in 1-4 family residential loans, construction loans and commercial loans were primarily due to the acquisition of Diboll. The increase in loans to individuals resulting from the Diboll acquisition was partially offset by continued roll-off of the indirect automobile loan portfolio acquired from Omni.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2017, was approximately $177.8 million.  Our largest loan relationship at December 31, 2017 was approximately $73.0 million.
The average yield on loans for the year ended December 31, 2017, increased to 4.57% from 4.51% for the year ended December 31, 2016.  This increase was due to the mix of the loan portfolio.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Real Estate Loans:
Construction	$475,867	$380,175	$438,247	$267,830	$125,219
1-4 Family Residential	805,341	637,239	655,410	690,895	390,499
Commercial	1,265,159	945,978	635,210	468,171	262,536
Commercial Loans	266,422	177,265	242,527	226,460	157,655
Municipal Loans	345,798	298,583	288,115	257,492	245,550
Loans to Individuals	135,769	117,297	172,244	270,285	169,814
Total Loans	$3,294,356	$2,556,537	$2,431,753	$2,181,133	$1,351,273
For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.
REAL ESTATE LOANS
Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2017, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $2.55 billion in real estate loans, $805.3 million, or 31.6%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation on the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.
Real estate loans are divided into Construction Loans, 1-4 Family Residential Loans and Commercial.  Commercial real estate consists of $1.17 billion of owner and non-owner occupied real estate loans, $83.8 million of loans secured by multi-family properties and $13.6 million of loans secured by farmland.  Commercial Real Estate loans are discussed in more detail below.
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2017, these loans totaled $121.4 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a concentration of risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years.
COMMERCIAL LOANS
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion. Management does not consider there to be a concentration of risk in any one industry type. In our commercial loan underwriting, we assess the creditworthiness, ability to repay and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered.
MUNICIPAL LOANS
We have a specific lending department that makes loans to municipalities and school districts primarily throughout the state of Texas.  Municipal loans outside the state of Texas have been limited to adjoining states. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues, are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Total loans to municipalities and school districts as of December 31, 2017 increased $47.2 million compared to 2016. At December 31, 2017, we had total loans to municipalities and school districts of $345.8 million.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2017, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $59.7 million, or 44.0%, of total loans to individuals. The indirect automobile portfolio acquired from Omni continued to pay down during 2017 to $12.3 million at December 31, 2017, compared to $35.5 million at December 31, 2016. We intend to let this portfolio fully liquidate.
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
In August of 2017, parts of the Texas coast and Houston metropolitan area experienced widespread damage and flooding from Hurricane Harvey. Surveys of the bank’s borrowers and collateral located within the hurricane zone indicated that most customers experienced little to no business interruption or minor damage. To date, the bank has not had any material restructures, payment delays or losses due to the hurricane.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans (in thousands).  The amounts of these loans outstanding at December 31, 2017, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years (2)
Real Estate Loans – Construction	$176,402	$188,774	$110,691
Commercial Loans	130,458	121,358	14,606
Municipal Loans	42,840	96,906	206,052
Total	$349,700	$407,038	$331,349

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$310,511
	Interest Rates are Floating or Adjustable	$427,876

(1)	The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.

(2)	Nonaccrual loans totaling $993,000 are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. As of December 31, 2017, 2016 and 2015, these loans totaled $5.5 million, $6.3 million and $8.1 million, respectively.  These loans represented 0.7%, 1.2%, and 1.8% of shareholders’ equity as of December 31, 2017, 2016 and 2015, respectively.
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES
Our allowance for loan losses was $20.8 million at December 31, 2017, or 0.63% of loans, an increase of $2.9 million, or 16.0%, compared to $17.9 million at December 31, 2016.  The increase in the allowance for loan losses is related primarily to growth in the commercial real estate category as well as an increase in classified loans. The loans acquired in 2017 with the Diboll acquisition were measured at fair value at the acquisition date with no carryover in allowance for loan loss.
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
As of December 31, 2017, our review of the loan portfolio indicated that a loan loss allowance of $20.8 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2017	2016	2015	2014	2013
Average Net Loans Outstanding	$2,666,265	$2,452,803	$2,224,401	$1,420,802	$1,296,440
Balance of Allowance for Loan Losses at Beginning of Period	$17,911	$19,736	$13,292	$18,877	$20,585
Loan Charge-Offs:
Real Estate:
Construction	(35)	—	(24)	(14)	—
1-4 Family Residential	(304)	(43)	(58)	(22)	(319)
Commercial	—	—	—	—	(67)
Commercial Loans	(723)	(11,396)	(336)	(66)	(512)
Municipal Loans	—	—	(249)	—	—
Loans to Individuals	(2,391)	(2,948)	(3,688)	(22,461)	(12,676)
Total Loan Charge-Offs	(3,453)	(14,387)	(4,355)	(22,563)	(13,574)
Recovery of Loans Previously Charged-off:
Real Estate:
Construction	1	269	207	156	77
1-4 Family Residential	19	141	115	81	91
Commercial	13	23	85	8	339
Commercial Loans	312	666	153	171	233
Municipal Loans	—	249	—	—	—
Loans to Individuals	1,303	1,434	1,896	1,624	2,247
Total Recovery of Loans Previously Charged-Off	1,648	2,782	2,456	2,040	2,987
Net Loan Charge-Offs	(1,805)	(11,605)	(1,899)	(20,523)	(10,587)
Provision for Loan Losses	4,675	9,780	8,343	14,938	8,879
Balance of Allowance for Loan Losses at End of Period	$20,781	$17,911	$19,736	$13,292	$18,877
Net Charge-Offs to Average Net Loans Outstanding	0.07%	0.47%	0.09%	1.44%	0.82%
Allowance for Loan Losses to Nonaccruing Loans	707.56	216.32	96.15	324.51	233.40
Allowance for Loan Losses to Nonperforming Assets	198.44	118.58	60.76	108.27	138.74
Allowance for Loan Losses to Total Loans	0.63	0.70	0.81	0.61	1.40

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate:
Construction	$3,676	14.5%	$4,147	14.9%	$4,350	18.0%	$2,456	12.3%	$2,142	9.3%
1-4 Family Residential	2,445	24.4%	2,665	24.9%	2,595	27.0%	2,822	31.6%	3,277	28.9%
Commercial	10,821	38.4%	7,204	37.0%	4,577	26.1%	3,025	21.5%	2,572	19.4%
Commercial Loans	2,094	8.1%	2,263	6.9%	6,596	10.0%	3,279	10.4%	1,970	11.7%
Municipal Loans	860	10.5%	750	11.7%	725	11.8%	716	11.8%	668	18.2%
Loans to Individuals	885	4.1%	882	4.6%	893	7.1%	994	12.4%	8,248	12.5%
Ending Balance	$20,781	100.0%	$17,911	100.0%	$19,736	100.0%	$13,292	100.0%	$18,877	100.0%
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
Total nonperforming assets at December 31, 2017 were $10.5 million representing a decrease of $4.6 million, or 30.7%, from $15.1 million at December 31, 2016.  From December 31, 2016 to December 31, 2017, nonaccrual loans decreased $5.3 million, or 64.5%, to $2.9 million.  Of this total, $1.1 million are residential real estate loans, $903,000 are commercial loans, $595,000 are commercial real estate loans, $255,000 are loans to individuals and $86,000 are construction loans.  OREO increased $1.3 million, or 375.8%, to $1.6 million from December 31, 2016 to December 31, 2017, primarily due to OREO obtained in the Diboll acquisition in the fourth quarter of 2017.  We are actively marketing all properties and none are being held for investment purposes.  Restructured loans decreased $664,000, or 10.3%, to $5.8 million.  Repossessed assets increased $105,000, or 214.3%, to $154,000 at December 31, 2017 from $49,000 at December 31, 2016. Included in total nonperforming assets are $7.1 million of loans classified as troubled debt restructurings at December 31, 2017 and $8.3 million at December 31, 2016.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS Years Ended December 31,
	2017	2016	2015	2014	2013
Accruing Loans Past Due More Than 90 Days: (1)
Loans to Individuals	$1	$6	$3	$4	$3
	1	6	3	4	3
Loans on Nonaccrual: (1)
Real Estate Loans	1,779	1,980	5,171	3,408	3,506
Commercial Loans	903	5,477	13,896	416	1,062
Loans to Individuals	255	823	1,459	272	3,520
	2,937	8,280	20,526	4,096	8,088
Restructured Loans: (2)
Real Estate Loans	4,426	5,301	3,045	4,542	2,399
Commercial Loans	703	464	7,401	595	307
Municipal Loans	502	571	637	699	759
Loans to Individuals	136	95	60	38	423
	5,767	6,431	11,143	5,874	3,888

Total Nonperforming Loans	8,705	14,717	31,672	9,974	11,979
Other Real Estate Owned	1,613	339	744	1,738	726
Repossessed Assets	154	49	64	565	901
Total Nonperforming Assets	$10,472	$15,105	$32,480	$12,277	$13,606
Nonperforming Assets to Total Assets	0.16%	0.27%	0.63%	0.26%	0.39%
Nonperforming Assets to Total Loans	0.32	0.59	1.34	0.56	1.01
Nonaccrual Loans to Total Loans	0.09	0.32	0.84	0.19	0.60

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $2.9 million, $3.1 million and $7.5 million of PCI loans restructured during the years ended December 31, 2017, 2016 and 2015, respectively.
Nonperforming assets at December 31, 2017, as a percentage of total assets decreased to 0.16% from the previous year and as a percentage of loans decreased to 0.32%, primarily due a decrease in nonaccrual loans. Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2017, we had $86.9 million in potential problem loans that were graded as substandard accruing, of which none are included in any one of the non-accrual, restructured or 90 days past due loan categories.
Prior to 2014, the restructured loans to individuals referred to in the preceding table were primarily SFG loans which had payment extensions or whose maturities were extended due to late payments on the contract.  Those loans continued to accrue interest on the principal balance.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables”. There were no impaired loans recorded without an allowance for the years ended December 31, 2017 or 2016.

	December 31, 2017
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate Loans	$5,237	$40	$5,197
Commercial Loans	1,605	252	1,353
Municipal Loans	502	10	492
Loans to Individuals	205	51	154
Total (1)	$7,549	$353	$7,196

	December 31, 2016
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate Loans	$6,318	$46	$6,272
Commercial Loans	5,941	923	5,018
Municipal Loans	571	11	560
Loans to Individuals	241	106	135
Total (1)	$13,071	$1,086	$11,985

(1)	Includes $2.9 million and $3.1 million of PCI loans that experienced deteriorations in credit quality subsequent to the acquisition date as of December 31, 2017 and 2016, respectively.
For the years ended December 31, 2017 and 2016, the average recorded investment in impaired loans was approximately $9.5 million and $22.6 million, respectively.
The amount of interest recognized on loans that were nonaccruing or restructured was $360,000, $484,000 and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $482,000 for the year ended December 31, 2017, $898,000 for the year ended December 31, 2016 and $2.0 million for the year ended December 31, 2015.

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
Premiums are amortized and discounts are accreted to maturity, or in the case of MBS, over the estimated life of the security, using the level yield interest method.  Declines in the fair value of AFS and HTM securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recognized on the trade date and are determined using the specific identification method.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates the fair value of those assets and are assessed for other-than-temporary impairment.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2017, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 38.6% compared to loans, which were 50.7% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of investment securities and MBS (in thousands):

	December 31,
Available for Sale:	2017	2016	2015
Investment Securities:
U.S. Treasury	$—	$70,069	$103,587
U.S. Government Agency Debentures	108,869	—	—
State and Political Subdivisions	392,664	385,197	244,246
Other Stocks and Bonds	5,055	6,651	12,790
Other Equity Securities	5,920	5,920	6,016
Mortgage-backed Securities: (1)
Residential	718,029	627,508	588,502
Commercial	308,218	384,255	505,351
Total	$1,538,755	$1,479,600	$1,460,492

	December 31,
Held to Maturity:	2017	2016	2015
Investment Securities:
State and Political Subdivisions	$413,632	$425,810	$385,496
Mortgage-backed Securities: (1)
Residential	129,044	136,312	31,379
Commercial	366,830	375,365	367,421
Total	$909,506	$937,487	$784,296

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, CMOs and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2017, all of our MBS were collateralized by U.S. Government agencies or GSEs.
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
Like most fixed income securities, MBS are subject to interest rate risk.  However, unlike most other fixed income securities, the mortgage loans underlying a mortgage-backed security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to MBS) than is the case with noncallable fixed income securities.  Most of our MBS were purchased at a premium.  As these MBS prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total unamortized premium for our MBS decreased to $31.4 million at December 31, 2017 compared to $36.3 million at December 31, 2016.
During 2017, we sold U.S. Agency CMOs, U.S. Agency CMBS, Texas municipal securities, U.S. Government Agency Debentures, and U.S. Treasury securities. The sale of these AFS resulted in an overall gain of $625,000.  There can be no assurance that the level of security gains reported during the year ended December 31, 2017, will continue in future periods.
The combined investment securities, MBS, FHLB stock and other investments increased to $2.51 billion at December 31, 2017, compared to $2.48 billion at December 31, 2016, an increase of $26.1 million, or 1.1%.  This increase is primarily a result of an increase in our investment securities portfolio of $32.4, which was partially offset by a decrease in FHLB stock of $5.4 million, or 8.8%, and a decrease in MBS of $1.3 million, or 0.1%, respectively, during 2017 compared to 2016.
During 2016, we sold U.S. Agency CMOs, U.S. Agency CMBS, Texas municipal securities, U.S. Agency MBS and U.S. Treasury securities. The sale of these AFS securities resulted in an overall gain of $2.8 million.
During 2015, as interest rates remained low, we primarily sold CMOs along with some U.S. Agency mortgage pass-throughs, U.S. Agency CMBS, Texas municipal securities and U.S. Treasury securities. The sale of these securities resulted in an overall gain on the sale of AFS securities of $3.7 million.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2017 was $2.46 billion, which represented a net unrealized loss as of that date of $8.3 million.  The net unrealized loss was comprised of $28.8 million in unrealized gains and $37.2 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2017 was $1.54 billion, which represented a net unrealized loss as of that date of $3.2 million.  The net unrealized loss was comprised of $9.2 million of unrealized gains and $12.4 million of unrealized losses.  The majority of the $12.4 million of unrealized losses is reflected in our residential MBS and state and political subdivisions. Net unrealized gains and losses on securities transferred to HTM from AFS are included as a component of shareholder’s equity on the consolidated balance sheet. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
We transferred securities from AFS to HTM with a fair value of $157.1 million and $57.7 million during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million net of tax) at the date of transfer based on the fair value of the securities on the transfer date. For the year ended December 31, 2015, the unrealized gain on the securities transferred from AFS to HTM was $1.3 million ($864,000, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. There were no securities transferred from AFS to HTM during 2017.
There were no sales from the HTM portfolio during the years ended December 31, 2017, 2016 or 2015.  There were $909.5 million and $937.5 million of securities classified as HTM at December 31, 2017 and 2016, respectively.  On January 2, 2018, we early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and in conjunction with the adoption took the one-time transition election to reclassify approximately $743.4 million book value of securities from HTM to AFS that qualified for hedging under the last-of-layer approach from HTM to AFS.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2017 securities portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis which is a non-GAAP measure. See “Non-GAAP Financial Measures.” Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities:
U.S. Government Agency Debentures	$15,445	1.55%	$93,424	1.93%	$—	—	$—	—
State and Political Subdivisions	15,308	4.00%	17,194	4.46%	33,281	4.38%	326,881	4.92%
Other Stocks and Bonds	2,024	2.02%	—	—	3,031	2.56%	—	—
Other Equity Securities	5,920	1.85%	—	—	—	—	—	—
Mortgage-backed Securities:
Residential	243	2.13%	1,623	5.47%	54,602	2.75%	661,562	2.76%
Commercial	—	—	18,831	2.90%	289,387	2.64%	—	—
Total	$38,940	2.59%	$131,072	2.44%	$380,301	2.81%	$988,443	3.47%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities:
State and Political Subdivisions	$30,817	(4.45)%	$70,419	2.82%	$112,784	5.23%	$199,612	6.27%
Mortgage-backed Securities:
Residential	34	3.99%	3,132	4.19%	4,702	3.85%	121,176	3.71%
Commercial	—	—	137,756	2.95%	213,111	2.71%	15,963	2.83%
Total	$30,851	(4.44)%	$211,307	2.92%	$330,597	3.59%	$336,751	5.18%
At December 31, 2017, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
Deposits provide us with our primary source of funds.  The increase of $982.4 million, or 27.8%, in total deposits during 2017 more than offset our increase in the loan portfolio. Deposits increased $899.3 million during 2017 primarily due to the acquisition of Diboll.  During 2017, our public fund deposits increased $87.9 million to $1.08 billion at December 31, 2017 from $995.5 million at December 31, 2016.  At December 31, 2017, brokered CDs reflected an increase of approximately $24.7 million compared to December 31, 2016. At December 31, 2017, brokered money market deposit accounts reflected an increase of approximately $1.5 million compared to December 31, 2016. Deposits, net of all brokered deposits, at December 31, 2017, increased $956.2 million, or 27.3%, compared to December 31, 2016.  Time deposits, including brokered CDs, increased a total of $200.8 million, or 22.0%, during 2017 compared to 2016.  Noninterest bearing demand deposits increased $333.4 million, or 47.4%, during 2017.  Interest bearing demand deposits increased $340.5 million, or 20.4%, and saving deposits increased $107.7 million, or 43.1%, during 2017.  The latter three categories, which are considered the lowest cost deposits, comprised 75.4% of total deposits at December 31, 2017 compared to 74.2% at December 31, 2016.
The following table sets forth deposits by category (in thousands):

	Years Ended December 31,
	2017	2016	2015
Noninterest Bearing Demand Deposits	$1,037,401	$704,013	$672,470
Interest Bearing Demand Deposits	2,007,947	1,667,405	1,660,295
Savings Deposits	357,161	249,509	233,172
Time Deposits	1,112,938	912,149	889,470
Total Deposits	$4,515,447	$3,533,076	$3,455,407
During the year ended December 31, 2017, total time deposits of $100,000 or more increased $131.6 million, or 18.9%, to $829.3 million from $697.7 million at December 31, 2016.
The table below sets forth the maturity distribution of time deposits of $100,000 or more (in thousands):

	December 31, 2017			December 31, 2016
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total
Three months or less	$126,295	$17,000	$143,295	$64,604	$23,750	$88,354
Over three to six months	116,594	13,750	130,344	97,792	20,750	118,542
Over six to twelve months	273,064	7,000	280,064	141,540	6,500	148,040
Over twelve months	275,604	—	275,604	342,754	—	342,754
Total	$791,557	$37,750	$829,307	$646,690	$51,000	$697,690
At December 31, 2017, we had $60.2 million in brokered CDs that represented 1.3% of our deposits.  Our brokered CDs at December 31, 2017 have maturities of less than two years and are reflected in the CDs under $100,000 category.  At December 31, 2016, we had $35.5 million in brokered CDs and at December 31, 2015, we had $85.3 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.
Borrowing arrangements, consisting primarily of FHLB borrowings, federal funds purchased and repurchase agreements, decreased $289.9 million, or 22.0%, during 2017 compared to 2016 primarily the result of advances paying off and a decrease in advances purchased during in 2017. FHLB borrowings are collateralized by FHLB stock, nonspecified loans and securities.

Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal funds purchased and repurchase agreements:
Balance at end of period	$9,498	$7,097	$2,429
Average amount outstanding during the period (1)	8,120	6,798	2,277
Maximum amount outstanding during the period (2)	9,498	11,516	2,429
Weighted average interest rate during the period (3)	0.2%	0.1%	0.1%
Interest rate at end of period (4)	0.2%	0.2%	0.1%

FHLB borrowings:
Balance at end of period	$1,017,361	$1,309,646	$1,147,688
Average amount outstanding during the period (1)	1,222,033	1,060,631	923,017
Maximum amount outstanding during the period (2)	1,414,453	1,309,646	1,147,688
Weighted average interest rate during the period (3)	1.2%	1.1%	0.9%
Interest rate at end of period (4)	1.4%	0.9%	0.8%

Subordinated notes, net of unamortized debt issuance costs:
Balance at end of period	$98,248	$98,100	$—
Average amount outstanding during the period (1)	98,172	27,860	—
Maximum amount outstanding during the period (2)	98,248	98,100	—
Weighted average interest rate during the period (3)	5.7%	5.8%	—
Interest rate at end of period (4)	5.5%	5.5%	—

Trust preferred subordinated debentures, net of unamortized debt issuance costs:
Balance at end of period	$60,241	$60,236	$60,231
Average amount outstanding during the period (1)	60,238	60,233	60,229
Maximum amount outstanding during the period (2)	60,241	60,236	60,231
Weighted average interest rate during the period (3)	3.3%	2.8%	2.4%
Interest rate at end of period (4)	3.6%	3.0%	2.6%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period. The weighted average interest rate on the FHLB borrowings include the effect of interest rate swaps.

(4)	Stated rate.
FHLB borrowings decreased $292.3 million, or 22.3%, during 2017 to $1.02 billion compared to $1.31 billion in 2016.  The decrease was the result of the payoff of existing borrowings and a decrease in borrowings purchased during 2017.
From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $240.0 million at December 31, 2017 and $250.0 million at December 31, 2016. Two of the variable rate advance agreements have interest rates of three-month LIBOR minus 0.25%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advance agreements, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $9.5 million and $7.1 million at December 31, 2017 and 2016, respectively, and had maturities of less than one year.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.
Long-term debt is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016
Subordinated notes: (1)
5.50% Subordinated Notes, net of unamortized debt issuance costs (2)	$98,248	$98,100
Total Subordinated notes	98,248	98,100
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,549	20,544
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,241	60,236
Total Long-term debt	$158,489	$158,336

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million at December 31, 2017 and $1.9 million at December 31, 2016.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $70,000 at December 31, 2017 and $75,000 at December 31, 2016.

As of December 31, 2017, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date issued	Amount issued	Fixed or floating rate	Interest rate	Maturity date
5.50% Subordinated Notes	September 19, 2016	$100,000	Fixed-to-Floating	5.50%	September 30, 2026
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month LIBOR + 2.94%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month LIBOR + 1.30%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month LIBOR + 2.25%	September 15, 2037
Magnolia Trust Company I (1)	October 10, 2007	$3,609	Floating	3 month LIBOR + 1.80%	November 23, 2035

(1)	On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.
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

CAPITAL RESOURCES
Our total shareholders’ equity at December 31, 2017 of $754.1 million increased 45.5%, or $235.9 million, from December 31, 2016 and represented 11.6% of total assets at December 31, 2017 compared to 9.3% at December 31, 2016.
The increase in shareholders’ equity at December 31, 2017 was primarily comprised of the issuance of $200.1 million in common stock (5,534,925 shares) in connection with the acquisition of Diboll, net income of $54.3 million recorded for the year ended December 31, 2017, net issuance of common stock under employee stock plans of $2.5 million, stock compensation expense of $1.8 million, a decrease in accumulated other comprehensive loss of $7.9 million and $1.5 million of common stock issued under our dividend reinvestment plan.  These increases were partially offset by cash dividends paid of $32.2 million.  The decrease in accumulated other comprehensive loss is comprised primarily of a decrease of $10.3 million, net of tax, in the unrealized loss on securities, net of reclassification adjustments, and an increase of $670,000, net of tax in the unrealized gain on effective cash flow hedge interest rate swap derivatives and the reclassification adjustments included in net income, partially offset by a decrease of $3.1 million, net of tax, related to the change in the funded status of our defined benefit plan. We also reclassified $5.7 million from accumulated other comprehensive loss to retained earnings in connection with our early adoption of ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” during the fourth quarter of 2017. ASU 2018-02, issued in February 2018, allows a reclassification for the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. See “Note 4 – Accumulated Other Comprehensive Loss” to our consolidated financial statements included in this report.
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
Under the previous capital framework, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining capital ratios. Under the Updated Capital Rules, the company has elected to permanently exclude capital in accumulated other comprehensive income in Common Equity Tier 1 capital, Tier 1 capital, Total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of December 31, 2017, we met all capital adequacy requirements to which we were subject.
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

It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%
As of December 31, 2016:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of December 31, 2017, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2017	2016	2015
Return on Average Assets	0.96%	0.94%	0.90%
Return on Average Shareholders’ Equity	9.65%	10.54%	10.04%
Dividend Payout Ratio – Basic	60.99%	55.49%	62.11%
Dividend Payout Ratio – Diluted	61.33%	55.80%	62.11%
Average Shareholders’ Equity to Average Total Assets	9.95%	8.95%	9.00%
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
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2017, these investments were 6.9% of total assets, as compared with 7.2% for December 31, 2016, and 11.0% for December 31, 2015.  The decrease to 6.9% at December 31, 2017 is primarily reflective of the increase in total assets as a result of the consummation of the Diboll merger.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB -The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2017, we had one outstanding letter of credit for $195,000. At December 31, 2017, the amount of additional funding Southside Bank could obtain from FHLB, secured by a portion of loans and certain securities, was approximately $729.7 million, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit.
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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2017	December 31, 2016
Unused commitments:
Commitments to extend credit	$804,715	$665,663
Standby letters of credit	14,890	9,075
Total	$819,605	$674,738
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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following summarizes our contractual cash obligations and commercial commitments at December 31, 2017, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
FHLB borrowings (1)	$863,288	$138,345	$11,690	$4,038	$1,017,361
Subordinated notes, net of unamortized debt issuance costs, including current maturities (2)	—	—	—	98,248	98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs, including current maturities (3)	—	—	—	60,241	60,241
Operating leases (4)	1,496	1,902	774	72	4,244
Deferred compensation agreements (5)	394	880	927	2,913	5,114
Time deposits (6)	758,624	293,247	55,938	5,129	1,112,938
Total contractual obligations	$1,623,802	$434,374	$69,329	$170,641	$2,298,146

(1)	We have fixed rate FHLB advance agreements with maturity dates ranging from 2018 through 2028, with a weighted average interest rate of 1.4% at December 31, 2017.

(2)
The total balance of subordinated notes, net of unamortized debt issuance costs, was $98.2 million at December 31, 2017.  The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million at December 31, 2017. This fixed-to-floating rate debt carries a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points.

(3)
The total balance of trust preferred subordinated debentures, net of unamortized debt issuance costs, was $60.2 million at December 31, 2017.  The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $70,000 at December 31, 2017. The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 4.63465% through March 30, 2018.

•
Floating rate debt of $23.2 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 130 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt was 2.67796% through January 29, 2018 and reset to 3.0669% through April 29, 2018.

•
Floating rate debt of $12.9 million with a scheduled maturity of 2037, was indexed to three-month LIBOR plus 225 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.83849% through March 14, 2018.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis. The rate of interest associated with this debt was 3.254% through February 22, 2018 and reset to 3.71975% through May 22, 2018.

(4)
We have various operating leases for our office equipment that total $165,000 and expire on or before the end of 2019.  In addition, we have operating leases totaling $4.1 million on our retail branch locations, loan production offices and full service branch locations which have future commitments of up to six years and additional options, which we control, beyond the commitment period.

(5)
We have deferred compensation agreements (the “agreements”) with 17 officers with remaining payments totaling $5.1 million.  Payments from the agreements are to commence at the time of retirement or death.  As of December 31, 2017, $3.5 million in payments had been made from such agreements.  Of the 17 officers included in the agreements, payments have commenced to nine executives and/or their beneficiaries. The remaining eight officers are eligible to receive deferred compensation at various dates beginning in 2018.  The totals reflected under five years assume the retirement of the eligible officers in 2018.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(6)	We had $60.2 million of brokered CDs at December 31, 2017 with maturity dates ranging from 2017 through 2019 and coupons ranging from 0.6% to 1.3%.
We do not expect to contribute to our defined benefit plan during 2018.  We do expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve Board monetary control efforts, the effects of deregulation, the economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2017, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.13%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance on net interest income of 1.25% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 2.50%, relative to the base case over the next 12 months. As of December 31, 2016, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 0.21%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances on net interest income of 2.25% and 1.67%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Dallas, TX
February 28, 2018

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2017	December 31, 2016

ASSETS
Cash and due from banks	$79,171	$59,363
Interest earning deposits	111,541	102,251
Federal funds sold	7,980	8,040
Total cash and cash equivalents	198,692	169,654
Securities available for sale, at estimated fair value	1,538,755	1,479,600
Securities held to maturity, at carrying value (estimated fair value of $921,800 and $944,282, respectively)	909,506	937,487
FHLB stock, at cost	55,729	61,084
Other investments	5,821	5,508
Loans held for sale	2,001	7,641
Loans:
Loans	3,294,356	2,556,537
Less: Allowance for loan losses	(20,781)	(17,911)
Net loans	3,273,575	2,538,626
Premises and equipment, net	133,640	106,003
Goodwill	201,246	91,520
Other intangible assets, net	22,993	4,608
Interest receivable	28,491	25,183
Deferred tax asset, net	12,204	28,891
Bank owned life insurance	100,368	97,775
Other assets	15,076	10,187
Total assets	$6,498,097	$5,563,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,037,401	$704,013
Interest bearing	3,478,046	2,829,063
Total deposits	4,515,447	3,533,076
Federal funds purchased and repurchase agreements	9,498	7,097
FHLB borrowings	1,017,361	1,309,646
Subordinated notes, net of unamortized debt issuance costs	98,248	98,100
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	60,236
Other liabilities	43,162	37,338
Total liabilities	5,743,957	5,045,493

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 40,000,000 shares authorized, 37,802,352 shares issued at December 31, 2017 and 31,455,951 shares issued at December 31, 2016)	47,253	39,320
Paid-in capital	757,439	535,240
Retained earnings	32,851	30,098
Treasury stock, at cost (2,802,019 at December 31, 2017 and 2,913,064 at December 31, 2016)	(47,105)	(47,891)
Accumulated other comprehensive loss	(36,298)	(38,493)
Total shareholders’ equity	754,140	518,274
Total liabilities and shareholders’ equity	$6,498,097	$5,563,767
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income
Loans	$117,633	$106,564	$96,417
Investment securities – taxable	939	1,057	1,587
Investment securities – tax-exempt	24,529	22,654	22,468
Mortgage-backed securities	41,361	37,450	33,661
FHLB stock and other investments	1,306	798	298
Other interest earning assets	1,706	390	101
Total interest income	187,474	168,913	154,532
Interest expense
Deposits	20,736	14,255	10,162
FHLB borrowings	15,106	11,751	8,234
Subordinated notes	5,633	1,628	—
Trust preferred subordinated debentures	2,013	1,706	1,455
Other borrowings	16	8	3
Total interest expense	43,504	29,348	19,854
Net interest income	143,970	139,565	134,678
Provision for loan losses	4,675	9,780	8,343
Net interest income after provision for loan losses	139,295	129,785	126,335
Noninterest income
Deposit services	21,785	20,702	20,112
Net gain on sale of securities available for sale	625	2,836	3,660
Gain on sale of loans	1,821	2,795	2,082
Trust income	3,818	3,491	3,419
Bank owned life insurance income	2,537	2,626	2,623
Brokerage services	2,422	2,127	2,206
Other	4,465	4,834	3,793
Total noninterest income	37,473	39,411	37,895
Noninterest expense
Salaries and employee benefits	60,475	63,978	62,945
Occupancy expense	12,068	13,722	12,883
Acquisition expense	4,352	—	5,473
Advertising, travel & entertainment	2,219	2,643	2,678
ATM and debit card expense	3,889	3,136	3,054
Professional fees	3,844	4,946	3,735
Software and data processing expense	3,027	2,911	3,440
Telephone and communications	1,905	1,931	1,978
FDIC insurance	1,769	2,141	2,510
Amortization expense on intangibles	1,955	1,940	2,296
Other	10,832	12,174	11,962
Total noninterest expense	106,335	109,522	112,954
Income before income tax expense	70,433	59,674	51,276
Income tax expense	16,121	10,325	7,279
Net income	$54,312	$49,349	$43,997

Earnings per common share – basic	$1.82	$1.82	$1.61
Earnings per common share – diluted	$1.81	$1.81	$1.61
Dividends paid per common share	$1.11	$1.01	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years ended December 31,
	2017	2016	2015
Net income	$54,312	$49,349	$43,997
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in net unrealized holding gains (losses) on available for sale securities during the period	15,217	(23,459)	(8,564)
Change in net unrealized (gain) loss on securities transferred to held to maturity	—	(10,240)	1,329
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity	1,255	429	930
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(625)	(2,836)	(3,660)
Derivatives:
Change in net unrealized gain on effective cash flow hedge interest rate swap derivatives	3	5,255	—
Change in net unrealized gains on interest rate swap derivatives terminated during the period	273	—	—
Reclassification adjustment for net loss on interest rate swap derivatives, included in net income	828	1,815	—
Reclassification adjustment for amortization of unrealized gains on terminated interest rate swap derivatives	(74)	—	—
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	1,613	1,828	2,448
Amortization of prior service credit, included in net periodic benefit cost	(8)	(8)	(16)
Effect of settlement recognition	8	(8)	(62)
Prior service cost adjustment due to plan amendments	—	(121)	—
Change in net actuarial (loss) gain	(5,218)	(3,132)	2,806
Other comprehensive income (loss), before tax	13,272	(30,477)	(4,789)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,374)	10,667	1,676
Other comprehensive income (loss), net of tax	7,898	(19,810)	(3,113)
Comprehensive income	$62,210	$29,539	$40,884
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

					Accu-
					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Total Equity
Balance at December 31, 2014	$33,223	$389,886	$55,396	$(37,692)	$(15,570)	$425,243
Net Income	—	—	43,997	—	—	43,997
Other comprehensive loss	—	—	—	—	(3,113)	(3,113)
Issuance of common stock for dividend reinvestment plan (49,908 shares)	62	1,308	—	—	—	1,370
Stock compensation expense	—	1,395	—	—	—	1,395
Tax benefit related to stock awards	—	75	—	—	—	75
Net issuance of common stock under employee stock plans (28,486 shares)	35	251	(120)	—	—	166
Cash dividends paid on common stock ($1.00 per share)	—	—	(25,071)	—	—	(25,071)
Stock dividend declared (1,209,277 shares)	1,512	31,163	(32,675)	—	—	—
Balance at December 31, 2015	34,832	424,078	41,527	(37,692)	(18,683)	444,062
Net Income	—	—	49,349	—	—	49,349
Other comprehensive loss	—	—	—	—	(19,810)	(19,810)
Issuance of common stock for dividend reinvestment plan (44,575 shares)	56	1,355	—	—	—	1,411
Net issuance of common stock (2,185,000 shares)	2,731	73,261	—	—	—	75,992
Purchase of common stock (443,426 shares)	—	—	—	(10,199)	—	(10,199)
Stock compensation expense	—	1,541	—	—	—	1,541
Tax benefit related to stock awards	—	332	—	—	—	332
Net issuance of common stock under employee stock plans (108,225 shares)	136	1,473	(50)	—	—	1,559
Cash dividends paid on common stock ($1.01 per share)	—	—	(25,963)	—	—	(25,963)
Stock dividend declared (1,252,353 shares)	1,565	33,200	(34,765)	—	—	—
Balance at December 31, 2016	39,320	535,240	30,098	(47,891)	(38,493)	518,274
Net Income	—	—	54,312	—	—	54,312
Other comprehensive income	—	—	—	—	7,898	7,898
Issuance of common stock for dividend reinvestment plan (43,650 shares)	54	1,429	—	—	—	1,483
Net issuance of common stock in connection with the acquisition of Diboll State Bancshares, Inc. (5,534,925 shares)	6,919	193,168	—	—	—	200,087
Stock compensation expense	—	1,815	—	—	—	1,815
Net issuance of common stock under employee stock plans (159,356 shares)	61	1,726	(103)	786	—	2,470
Cash dividends paid on common stock ($1.11 per share)	—	—	(32,199)	—	—	(32,199)
Stock dividend declared (719,515 shares)	899	24,061	(24,960)	—	—	—
Reclassification of certain deferred tax effects	—	—	5,703	—	(5,703)	—
Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$54,312	$49,349	$43,997
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	10,208	9,084	8,624
Securities premium amortization (discount accretion), net	17,639	19,126	21,978
Loan (discount accretion) premium amortization, net	(1,142)	(2,520)	(2,746)
Provision for loan losses	4,675	9,780	8,343
Stock compensation expense	1,815	1,541	1,395
Deferred tax expense (benefit)	3,514	1,768	(3,392)
Net tax benefit related to stock awards	—	(332)	(75)
Net gain on sale of securities available for sale	(625)	(2,836)	(3,660)
Net loss on premises and equipment	152	376	584
Gross proceeds from sales of loans held for sale	58,747	82,062	70,014
Gross originations of loans held for sale	(53,107)	(85,892)	(70,926)
Net loss on other real estate owned	7	219	430
Net gain on sale of customer receivables	—	(194)	—
Net change in:
Interest receivable	(63)	(2,483)	(264)
Other assets	(3,909)	1,823	325
Interest payable	570	2,334	129
Other liabilities	(1,063)	3,520	(1,775)
Net cash provided by operating activities	91,730	86,725	72,981

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(619,398)	(1,001,742)	(984,725)
Sales	685,152	573,051	660,092
Maturities, calls and principal repayments	113,183	207,500	278,995
Securities held to maturity:
Purchases	(6,260)	(44,656)	(98,556)
Maturities, calls and principal repayments	28,974	31,251	23,322
Proceeds from redemption of FHLB stock and other investments	6,945	3,644	8,603
Purchases of FHLB stock and other investments	(1,233)	(13,667)	(19,850)
Net loan originations	(117,750)	(139,607)	(251,465)
Proceeds from sales of customer receivables	—	3,325	—
Net cash and cash equivalents acquired in acquisition	115,598	—	—
Net cash paid in acquisition	(23,941)	—	—
Purchases of premises and equipment	(9,633)	(6,549)	(3,765)
Proceeds from sales of premises and equipment	12	128	26
Proceeds from sales of other real estate owned	659	2,024	640
Proceeds from sales of repossessed assets	429	894	2,274
Net cash provided by (used in) investing activities	172,737	(384,404)	(384,409)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
FINANCING ACTIVITIES:
Net change in deposits	$82,960	$78,426	$82,251
Net increase (decrease) in federal funds purchased and repurchase agreements	2,401	4,668	(1,808)
Proceeds from FHLB borrowings	2,786,476	8,158,985	23,022,132
Repayment of FHLB borrowings	(3,078,743)	(7,996,913)	(22,771,367)
Net proceeds from issuance of subordinated long-term debt	—	98,060	—
Tax benefit related to stock awards	—	332	75
Proceeds from stock option exercises	2,692	1,663	235
Cash paid to tax authority from stock option exercises	(222)	(104)	(69)
Purchase of common stock	—	(10,199)	—
Proceeds from the issuance of common stock for dividend reinvestment plan	1,483	1,411	1,370
Proceeds from the issuance of common stock	—	75,992	—
Cash dividends paid	(32,199)	(25,963)	(25,071)
Payments for other financing activities	(277)	—	—
Net cash (used in) provided by financing activities	(235,429)	386,358	307,748

Net increase (decrease) in cash and cash equivalents	29,038	88,679	(3,680)
Cash and cash equivalents at beginning of period	169,654	80,975	84,655
Cash and cash equivalents at end of period	$198,692	$169,654	$80,975

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$42,934	$27,014	$19,725
Income taxes paid	$11,300	$5,700	$8,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$574	$5,777	$1,706
Transfer of available for sale securities to held to maturity securities	$—	$157,083	$57,724
Adjustment to pension liability	$3,605	$1,441	$(5,176)
Stock dividend (2.5%, 5% and 5%, respectively)	$24,960	$34,765	$32,675
Unsettled trades to purchase securities	$—	$(160)	$(19,350)
Unsettled trades to sell securities	$—	$—	$9,343
Common stock issued in acquisition	$200,364	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 branches, 16 of which are located in grocery stores. We consider our primary market areas to be East Texas, Southeast Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.
Basis of Presentation and Consolidation. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Southside Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Southside Bank (“Southside Bank” or “the Bank”), SFG Finance, LLC (formerly Southside Financial Group, LLC) which was a wholly-owned subsidiary of the Bank and was dissolved in April 2015, and the nonbank subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.
“Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014. On November 30, 2017, we acquired Diboll State Bancshares, Inc., a Texas corporation (“Diboll”) and the holding company for First Bank & Trust East Texas, a Texas banking association based in Diboll, Texas. See “Note 2 - Acquisition” in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Accounting Changes and Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation.
We adopted ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017 which requires all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the vesting period or exercise of the award. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense by $482,000, or $0.02 on our diluted earnings per common share for the year ended December 31, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the vesting period or exercise of the award. We have elected to apply that change in cash flow on a prospective basis and therefore, prior periods have not been adjusted. ASU 2016-09 also requires the classification of employee taxes paid when an employer withholds shares for tax withholding purposes be classified as a financing activity in the statement of cash flow and be applied retrospectively. The requirement to report the employee taxes paid is reflected in prior period presentation in our consolidated statement of cash flows. In connection with the adoption of ASU 2016-09, we have also elected to recognize forfeitures as they occur.
We early adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” during the fourth quarter of 2017. ASU 2018-02, issued in February 2018, allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the effect of remeasuring deferred tax balances related to items within AOCI resulting from the Tax Cuts and Jobs Act. As a result, we reclassified $5.7 million from AOCI to retained earnings.
Stock Dividend. On May 4, 2017, our board of directors declared a 2.5% stock dividend to common stock shareholders of record as of May 30, 2017, which was paid on June 27, 2017. On May 5, 2016, our board of directors declared a 5% stock dividend to common stock shareholders of record as of May 31, 2016, which was paid on June 28, 2016. All share data for all periods presented has been adjusted to give retroactive recognition to these stock dividends unless otherwise indicated.

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
Cash on hand or on deposit with the Federal Reserve Bank of $32.2 million and $20.3 million was required to meet regulatory reserves and clearing requirements at December 31, 2017 and 2016, respectively.
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
Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in AOCI until realized.  Declines in the fair value of AFS or HTM securities below their cost that are deemed to be other-than-temporary are reflected in earnings as a realized loss if there is no ability or intent to hold to recovery.  If the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, only the credit component of the impairment is reflected in earnings as a realized loss with the noncredit portion recognized in other comprehensive income. In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method.

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
Goodwill and Other Intangibles.  Other intangible assets consist primarily of core deposits and trust relationship intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. If any such impairment is determined, a write-down is recorded.
During the year ended December 31, 2015, we changed our annual goodwill impairment testing date from December 31st to October 1st of each year, commencing on October 1, 2015.  The change in the testing date did not impact the financial statements. During the year ended December 31, 2017 and 2016, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2017 and 2016, and we had no cumulative goodwill impairment.
For both of the years ended December 31, 2017 and 2016, amortization expense related to our core deposit intangible and trust relationship intangible was $1.8 million. For the year ended December 31, 2015, amortization expense related to our core deposit intangible was $2.2 million.
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
Terminated Derivative Financial Instruments. In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in AOCI shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges of forecasted transactions. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.
The existing gain in AOCI related to the terminated interest rate swap contracts will be reclassified into earnings through straight-line accretion in the same periods the hedged forecasted transaction affects earnings.
Further information on our derivative instruments and hedging activities is included in “Note 12 - Derivative Financial Instruments and Hedging Activities.”
Revenue Recognition. The Company’s revenues include interest income, gains on sales of assets, and fee income. The following summarizes our revenue recognition policies as they relate to certain noninterest income line items in the consolidated statements of income.
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
Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $609,000, $869,000 and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2017 or 2016.
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
Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20.  This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment.  We adopted the new standard effective January 1, 2018, the effective date of the guidance, using the modified retrospective approach.  Our revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  We have evaluated the impact this guidance will have in relation to our noninterest income derived from contracts with our customers as it relates to deposit services, trust income, brokerage services, and merchant services (included in other noninterest income) which we have determined to be in the scope of ASU 2014-09.  As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both finance (formerly known as “capital”) and operating leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements, and we anticipate our assessment to be completed during fiscal year 2018.  We are currently evaluating all of our lease agreements, implementation options and potential systems to facilitate the implementation.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available for sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements. We have developed a project plan and have assigned a project team to complete the analysis needed to implement. The team is currently reviewing both the internal and external system requirements. The Company’s ability to early adopt is contingent upon system requirements and the completion of the analysis.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC Topic 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a company would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 is intended to reduce diversity in practice in how restricted cash and restricted cash equivalents are presented in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements prospectively. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers to present the service cost component of net periodic postretirement benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. We adopted the new standard effective January 1, 2018, the effective date of the guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item, and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance also permits a transition election to reclassify HTM securities to AFS securities if a portion of those securities would qualify to be hedged under the new “last-of-layer” approach. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We early-adopted ASU 2017-02 on January 2, 2018, and in conjunction with the adoption, made the transition election to reclassify approximately $743.4 million in book value of securities from HTM to AFS. Transferring these callable assets from HTM to AFS will allow us more flexibility in the future.

2.    ACQUISITION
On November 30, 2017, we acquired 100% of the outstanding stock of Diboll State Bancshares, Inc. and its wholly-owned subsidiary First Bank & Trust East Texas (collectively, “Diboll”) headquartered in Diboll, Texas. Diboll operated 17 banking offices in Diboll, Texas and surrounding areas. We acquired Diboll to further expand our presence in the East Texas market. The operations of Diboll were merged into the Company as of the date of the acquisition. The results of Diboll's operations for November 30 - December 31, 2017 are included in the consolidated financial statements and are not separately quantifiable subsequent to the business combination.
Pursuant to the merger agreement, on November 30, 2017, we issued 5.5 million shares of our common stock and paid $23.9 million in cash for all outstanding shares of Diboll State Bancshares Inc. common stock. In accordance with the merger agreement, each outstanding share of common stock of Diboll State Bancshares, Inc. was converted into (a) 6.5021 shares of common stock of the Company and (b) $28.12 in cash (the “Per Share Merger Consideration”). Pursuant to the Diboll State Bancshares, Inc. Incentive Stock Option 2014 Plan and predecessor plans, and the individual award agreements granted thereunder, all outstanding equity awards terminated as of the effective time of the merger, and became null and void. Holders of stock options granted under such plans were provided an opportunity to exercise such stock options or take advantage of the cashless exercise feature of such equity awards prior to the effective time of the merger. The cash consideration is net of the aggregate after-tax amount paid by Diboll to holders of options to purchase Diboll common stock who utilized the cashless exercise feature immediately prior to the merger as outlined in the merger agreement. Based on our closing stock price on November 30, 2017 of $36.20, the total merger consideration for the Diboll merger was $224.3 million.
The fair value of assets acquired, excluding goodwill, totaled $1.03 billion, including total loans of $621.3 million and total investment securities of $234.4 million.  Total fair value of the liabilities assumed totaled $910.8 million, including deposits of $899.3 million.  Goodwill represents consideration transferred in excess of the fair value of the net assets acquired.  As of December 31, 2017, the Company recognized $109.7 million in initial goodwill associated with the Diboll merger.  The goodwill resulting from the acquisition represents the value expected from the expansion of our markets into the Southeast Texas region and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill is not expected to be deductible for tax purposes.
The Diboll merger was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.  The components of the consideration paid are shown in the following table (in thousands).

Fair value of consideration transferred:
Common stock issued	$200,364
Cash	23,941
Total consideration transferred	$224,305

The estimated fair values of the assets acquired and liabilities assumed as of the closing date of the transaction adjusted for the subsequent measurement period adjustments are shown in the following table (in thousands).

Cash, cash equivalents, and amounts due from banks	$115,598
Other investments	610
Securities available for sale	234,447
Loans	621,318
Property and equipment	26,256
Other assets	7,052
Core deposit intangible	14,700
Trust relationship intangible	5,400
Goodwill	109,726
Deposits	(899,307)
Deferred tax liability, net	(7,802)
Other liabilities	(3,693)
$224,305
The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired "PCI"), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Diboll’s historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which we considered to be level 3 fair value measurements. Deposit liabilities assumed in the acquisition of Diboll were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in “Note 13 - Fair Value Measurement”. The remaining acquisition date fair values represent either Level 2 fair value measurements (other investments) or Level 3 fair value measurements (property and equipment, core deposit intangible and trust intangible).
We recognized a core deposit intangible of $14.7 million and a trust relationship intangible of $5.4 million which will be amortized using an accelerated method over a 9- and 13-year weighted average amortization period, respectively, consistent with expected future cash flows.
For the year ended December 31, 2017, the Company incurred a total of pre-tax merger related expenses associated with the Diboll merger of approximately $4.4 million which consisted primarily of $2.4 million of legal and consulting fees and $1.9 million of software expenses due to canceling of contracts. These expenses were recognized in the consolidated statements of income in acquisition expense.
We incurred costs of $277,000 directly related to the issuance of the shares related to the merger which were offset against additional paid-in-capital in the consolidated statements of changes in equity. We also recorded non-solicitation agreements for $240,000 that will be amortized using the straight-line method over three years in connection with the merger.
Loans acquired with Diboll were measured at fair value at the acquisition date with no carryover of any allowance for loan losses. Loans were segregated into those loans considered to be performing and those considered purchased credit impaired (“PCI”). PCI loans are loans acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that all contractually required cash flows would not be collected.

The table below details the PCI loan portfolio at the Diboll acquisition date (in thousands):

Purchased Credit Impaired Loans at Acquisition Date
Contractually required principal and interest payments	$59,286
Nonaccretable difference	4,560
Cash flows expected to be collected	54,726
Accretable difference	15,389
Fair value of loans acquired with a deterioration of credit quality	$39,337
Acquired loans that were considered performing at the Diboll acquisition date and therefore not subject to ASC 310-30 are shown below (in thousands):

	Fair Value at Acquisition Date	Contractual Amounts Receivable	Cash Flows Not Expected to be Collected at Acquisition Date (1)
Real Estate Loans:
Construction	$40,122	$56,905	$330
1-4 Family Residential	82,654	130,167	26,894
Commercial	319,623	484,529	97,431
Commercial Loans	82,083	87,688	1,226
Municipal Loans	7,848	9,998	28
Loans to Individuals	49,651	54,687	1,490
Total Loans	$581,981	$823,974	$127,399

(1)	Cash flows not expected to be collected relate to estimated credit losses and expected prepayments.
Unaudited pro forma net income for the years ended December 31, 2017 and 2016 would have been $64.1 million and $58.0 million, respectively, and revenues would have been $270.9 million and $257.8 million for the same years, respectively, had the acquisition occurred as of January 1, 2016.

3. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Basic and Diluted Earnings:
Net Income	$54,312	$49,349	$43,997
Basic weighted-average shares outstanding	29,841	27,118	27,291
Add: Stock awards	206	129	91
Diluted weighted-average shares outstanding	30,047	27,247	27,382
Basic Earnings Per Share:
Net Income	$1.82	$1.82	$1.61
Diluted Earnings Per Share:
Net Income	$1.81	$1.81	$1.61
For the year ended December 31, 2017, there were approximately 44,000 antidilutive options. For the years ended December 31, 2016 and 2015 there were approximately 18,000 and 36,000 antidilutive options, respectfully.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Year Ended December 31, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	15,217	276	8	(5,218)	10,283
Reclassified from accumulated other comprehensive income	630	754	(8)	1,613	2,989
Income tax (expense) benefit	(5,546)	(360)	—	532	(5,374)
Net current-period other comprehensive income (loss), net of tax	10,301	670	—	(3,073)	7,898
Reclassification of certain deferred tax effects (1)	(2,888)	1,134	—	(3,949)	(5,703)
Ending balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)

(1)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

	Year Ended December 31, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(33,699)	5,255	(129)	(3,132)	(31,705)
Reclassified from accumulated other comprehensive income	(2,407)	1,815	(8)	1,828	1,228
Income tax benefit (expense)	12,637	(2,475)	48	457	10,667
Net current-period other comprehensive (loss) income, net of tax	(23,469)	4,595	(89)	(847)	(19,810)
Ending balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)

	Year Ended December 31, 2015
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$6,238	$—	$7	$(21,815)	$(15,570)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(7,235)	—	(62)	2,806	(4,491)
Reclassified from accumulated other comprehensive income	(2,730)	—	(16)	2,448	(298)
Income tax benefit (expense)	3,488	—	27	(1,839)	1,676
Net current-period other comprehensive (loss) income, net of tax	(6,477)	—	(51)	3,415	(3,113)
Ending balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Year ended December 31,
	2017	2016	2015
Unrealized losses on securities transferred to held to maturity:
Amortization of unrealized losses (1)	$(1,255)	$(429)	$(930)
Tax benefit	439	150	326
Net of tax	$(816)	$(279)	$(604)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	$625	$2,836	$3,660
Tax expense	(219)	(993)	(1,281)
Net of tax	$406	$1,843	$2,379

Derivatives:
Realized net loss on interest rate swap derivatives (3)	$(828)	$(1,815)	$—
Tax benefit	290	635	—
Net of tax	$(538)	$(1,180)	$—

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$74	$—	$—
Tax expense	(26)	—	—
Net of tax	$48	$—	$—

Amortization of pension plan:
Net actuarial loss (4)	$(1,613)	$(1,828)	$(2,448)
Prior service credit (4)	8	8	16
Total before tax	(1,605)	(1,820)	(2,432)
Tax benefit	562	637	851
Net of tax	$(1,043)	$(1,183)	$(1,581)
Total reclassifications for the period, net of tax	$(1,943)	$(799)	$194
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 11 - Employee Benefits.”

5. SECURITIES
The amortized cost, gross unrealized gains and losses, carrying value, and estimated fair value of investment and mortgage-backed securities are reflected in the tables below (in thousands):

	December 31, 2017
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$—	$108,869	$—	$—	$108,869
State and Political Subdivisions	392,760	3,895	3,991	392,664	—	—	392,664
Other Stocks and Bonds	5,024	31	—	5,055	—	—	5,055
Other Equity Securities	6,027	—	107	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	720,930	4,476	7,377	718,029	—	—	718,029
Commercial	308,357	761	900	308,218	—	—	308,218
Total	$1,541,967	$9,163	$12,375	$1,538,755	$—	$—	$1,538,755

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$423,376	$2,448	$12,192	$413,632	$10,879	$2,583	$421,928
Mortgage-backed Securities: (1)
Residential	134,018	—	4,974	129,044	1,631	239	130,436
Commercial	369,526	899	3,595	366,830	3,812	1,206	369,436
Total	$926,920	$3,347	$20,761	$909,506	$16,322	$4,028	$921,800

	December 31, 2016
		Recognized in OCI			Not recognized in OCI
	Amortized	Gross Unrealized	Gross Unrealized	Carrying	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Value	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$74,016	$—	$3,947	$70,069	$—	$—	$70,069
State and Political Subdivisions	394,050	3,217	12,070	385,197	—	—	385,197
Other Stocks and Bonds	6,587	64	—	6,651	—	—	6,651
Other Equity Securities	6,039	—	119	5,920	—	—	5,920
Mortgage-backed Securities: (1)
Residential	630,603	6,434	9,529	627,508	—	—	627,508
Commercial	386,109	1,201	3,055	384,255	—	—	384,255
Total	$1,497,404	$10,916	$28,720	$1,479,600	$—	$—	$1,479,600

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$435,080	$3,987	$13,257	$425,810	$7,595	$3,493	$429,912
Mortgage-backed Securities: (1)
Residential	142,060	—	5,748	136,312	1,534	950	136,896
Commercial	379,016	1,067	4,718	375,365	4,372	2,263	377,474
Total	$956,156	$5,054	$23,723	$937,487	$13,501	$6,706	$944,282

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
During the year ended December 31, 2016, the Company transferred securities with a fair value of $157.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million, net of tax) at the date of transfer based on the fair value of the securities on the transfer date. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. AFS securities transferred with losses included in accumulated other comprehensive income continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during 2017.

The following tables represent the estimated fair value and unrealized loss on securities (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
As of December 31, 2017:
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$32,341	$121	$172,006	$3,870	$204,347	$3,991
Other Equity Securities	5,920	107	—	—	5,920	107
Mortgage-backed Securities:
Residential	429,742	3,232	102,973	4,145	532,715	7,377
Commercial	146,796	419	13,134	481	159,930	900
Total	$614,799	$3,879	$288,113	$8,496	$902,912	$12,375

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$85,608	$807	$56,736	$1,776	$142,344	$2,583
Mortgage-backed Securities:
Residential	24,707	157	2,736	82	27,443	239
Commercial	136,491	782	13,552	424	150,043	1,206
Total	$246,806	$1,746	$73,024	$2,282	$319,830	$4,028

As of December 31, 2016:
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury	$70,069	$3,947	$—	$—	$70,069	$3,947
State and Political Subdivisions	264,485	12,069	887	1	265,372	12,070
Other Equity Securities	5,920	119	—	—	5,920	119
Mortgage-backed Securities:
Residential	369,903	9,491	6,199	38	376,102	9,529
Commercial	245,422	3,055	—	—	245,422	3,055
Total	$955,799	$28,681	$7,086	$39	$962,885	$28,720
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$179,939	$2,190	$29,427	$1,303	$209,366	$3,493
Mortgage-backed Securities:
Residential	107,024	950	—	—	107,024	950
Commercial	186,854	2,263	—	—	186,854	2,263
Total	$473,817	$5,403	$29,427	$1,303	$503,244	$6,706

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of HTM or AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at December 31, 2017.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities, and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at December 31, 2017.
Our equity securities consist of investments that are deemed to be qualified under the Community Reinvestment Act (CRA) of 1977. We primarily invest in securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. We evaluate the near-term prospects of our other equity securities in relation to the severity and duration of the current unrealized loss position. Based upon that evaluation, management does not consider the other equity securities to be other-than-temporarily impaired at December 31, 2017.
Interest income recognized on securities for the years presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S. Treasury	$519	$739	$1,132
U.S. Government Agency Debentures	178	—	118
State and Political Subdivisions	24,530	22,654	22,474
Other Stocks and Bonds	125	195	213
Other Equity Securities	116	123	118
Mortgage-backed Securities	41,361	37,450	33,661
Total interest income on securities	$66,829	$61,161	$57,716

Of the $625,000 in net securities gain from the AFS portfolio for the year ended December 31, 2017, there were $5.0 million in realized gains and $4.4 million in realized losses.  Of the $2.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2016, there were $6.3 million in realized gain position and $3.4 million in realized loss position. Of the $3.7 million in net securities gains from the AFS portfolio for the year ended December 31, 2015, there were $4.9 million in realized gains and $1.2 million in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2017, 2016 or 2015.  We calculate realized gains and losses on sales of securities under the specific identification method. On January 2, 2018, we early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and in conjunction with the adoption took the one-time transition election to reclassify approximately $743.4 million book value of securities from HTM to AFS that qualified for hedging under the last-of-layer approach from HTM to AFS.

The amortized cost and estimated fair value of AFS securities and the carrying value and estimated fair values of HTM securities at December 31, 2017, are presented below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Available for sale securities:
Investment Securities
Due in one year or less	$32,727	$32,777
Due after one year through five years	110,393	110,618
Due after five years through ten years	35,856	36,312
Due after ten years	327,677	326,881
	506,653	506,588
Mortgage-backed Securities and Other Equity Securities	1,035,314	1,032,167
Total	$1,541,967	$1,538,755

	December 31, 2017
	Carrying Value	Estimated Fair Value
Held to maturity securities:
Investment Securities
Due in one year or less	$30,817	$30,500
Due after one year through five years	70,419	71,108
Due after five years through ten years	112,784	114,341
Due after ten years	199,612	205,979
	413,632	421,928
Mortgage-backed Securities	495,874	499,872
Total	$909,506	$921,800
Investment securities and MBS with carrying values of $1.24 billion and $1.50 billion were pledged as of December 31, 2017 and 2016, respectively, to collateralize Federal Home Loan Bank of Dallas borrowings, repurchase agreements and public funds or for other purposes as required by law.
Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates fair value and are assessed quarterly for other-than-temporary impairment.  These securities have no maturity date.

6. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2017	December 31, 2016
Real Estate Loans:
Construction	$475,867	$380,175
1-4 Family Residential	805,341	637,239
Commercial	1,265,159	945,978
Commercial Loans	266,422	177,265
Municipal Loans	345,798	298,583
Loans to Individuals	135,769	117,297
Total Loans (1)	3,294,356	2,556,537
Less: Allowance for Loan Losses (2)	20,781	17,911
Net Loans	$3,273,575	$2,538,626

(1)	Includes approximately $861.8 million and $372.4 million of acquired loans as of December 31, 2017 and 2016, respectively.

(2)
Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss. There was no allowance for loan loss recorded on purchase credit impaired (“PCI”) loans as of December 31, 2017. The allowance for loan loss recorded on PCI loans was $3,000 as of December 31, 2016.

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2017, 2016 and 2015, these loans totaled $5.5 million, $6.3 million and $8.1 million, respectively.  These loans represented 0.7%, 1.2%, and 1.8% of shareholders’ equity as of December 31, 2017, 2016 and 2015, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2017 consisted of $1.17 billion of owner and non-owner occupied real estate, $83.8 million of loans secured by multi-family properties and $13.6 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
These factors are also considered for the non-PCI purchased loan portfolio specifically in regards to changes in credit quality, past due, nonaccrual and charge-off trends.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (1)	(437)	65	3,604	242	110	1,091	4,675
Loans charged off	(35)	(304)	—	(723)	—	(2,391)	(3,453)
Recoveries of loans charged off	1	19	13	312	—	1,303	1,648
Balance at end of period (2)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

	Year Ended December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (3)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (1)	(472)	(28)	2,604	6,397	(224)	1,503	9,780
Loans charged off (3)	—	(43)	—	(11,396)	—	(2,948)	(14,387)
Recoveries of loans charged off	269	141	23	666	249	1,434	2,782
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

	Year Ended December 31, 2015
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (4)	$2,456	$2,822	$3,025	$3,279	$716	$994	$13,292
Provision (reversal) for loan losses (1)	1,711	(284)	1,467	3,500	258	1,691	8,343
Loans charged off	(24)	(58)	—	(336)	(249)	(3,688)	(4,355)
Recoveries of loans charged off	207	115	85	153	—	1,896	2,456
Balance at end of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736

(1) Of the $4.7 million and $9.8 million recorded in provision for loan losses for the years ended December 31, 2017 and 2016, none related to provision expense on PCI loans. Of the $8.3 million recorded in provision for loan losses for the year ended December 31, 2015, $629,000 related to provision expense on PCI loans.
(2) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss.

(3)	Of the $11.4 million in commercial charge-offs recorded for the year ended December 31, 2016, $10.9 million relates to the charge-off of two large commercial borrowing relationships.

(4)	Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan loss.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method(in thousands):

	As of December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$14	$14	$252	$10	$51	$353
Ending balance – collectively evaluated for impairment	3,664	2,431	10,807	1,842	850	834	20,428
Balance at end of period	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

	As of December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$16	$17	$923	$11	$106	$1,086
Ending balance – collectively evaluated for impairment	4,134	2,649	7,187	1,340	739	776	16,825
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

(1)	There was no allowance for loan losses associated with PCI loans as of December 31, 2017. There was approximately $3,000 of allowance for loan losses associated with PCI loans as of December 31, 2016.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$86	$1,581	$895	$1,429	$502	$205	$4,698
Loans collectively evaluated for impairment	475,505	797,111	1,232,327	259,745	345,296	134,441	3,244,425
Purchased credit impaired loans	276	6,649	31,937	5,248	—	1,123	45,233
Total ending loan balance	$475,867	$805,341	$1,265,159	$266,422	$345,798	$135,769	$3,294,356

	December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$480	$1,693	$1,184	$5,840	$571	$241	$10,009
Loans collectively evaluated for impairment	379,526	629,893	942,818	170,159	298,012	116,923	2,537,331
Purchased credit impaired loans	169	5,653	1,976	1,266	—	133	9,197
Total ending loan balance	$380,175	$637,239	$945,978	$177,265	$298,583	$117,297	$2,556,537

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	December 31, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$471,446	$3,329	$77	$982	$33	$475,867
1-4 Family Residential	796,639	559	857	6,610	676	805,341
Commercial	1,136,576	26,275	25,301	76,625	382	1,265,159
Commercial Loans	247,430	9,625	3,956	5,203	208	266,422
Municipal Loans	344,366	—	930	502	—	345,798
Loans to Individuals	134,694	20	102	707	246	135,769
Total	$3,131,151	$39,808	$31,223	$90,629	$1,545	$3,294,356

	December 31, 2016
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful(1)	Total
Real Estate Loans:
Construction	$374,443	$34	$571	$5,108	$19	$380,175
1-4 Family Residential	632,937	68	—	3,380	854	637,239
Commercial	885,049	17,739	10,587	32,603	—	945,978
Commercial Loans	158,943	1,187	8,086	9,012	37	177,265
Municipal Loans	297,014	—	998	571	—	298,583
Loans to Individuals	115,952	—	9	629	707	117,297
Total	$2,464,338	$19,028	$20,251	$51,303	$1,617	$2,556,537

(1)
Includes PCI loans comprised of $362,000 pass watch, $6.0 million special mention, $10.5 million substandard and $925,000 doubtful as of December 31, 2017. Includes PCI loans comprised of $5,000 pass watch, $511,000 special mention, $1.5 million substandard and $28,000 doubtful as of December 31, 2016.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At December 31, 2017	At December 31, 2016
Nonaccrual loans (1)	$2,937	$8,280
Accruing loans past due more than 90 days (1)	1	6
Restructured loans (2)	5,767	6,431
Other real estate owned	1,613	339
Repossessed assets	154	49
Total Nonperforming Assets	$10,472	$15,105

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $2.9 million and $3.1 million in PCI loans restructured as of December 31, 2017 and 2016, respectively.
Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. As of December 31, 2017, there were $154,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process. There was a total of $28,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2016.
The following table sets forth the recorded investment in nonaccrual loans by class of loans for the period presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	December 31, 2017	December 31, 2016
Real Estate Loans:
Construction	$86	$105
1-4 Family Residential	1,098	1,067
Commercial	595	808
Commercial Loans	903	5,477
Loans to Individuals	255	823
Total	$2,937	$8,280
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
Subsequent to year-end, we categorized a commercial real estate loan with a balance of $12.5 million as of December 31, 2017 as nonaccrual upon a primary tenant’s notification to the borrower in January 2018 that it would not be renewing its lease. This loan was categorized as substandard and accruing interest as of December 31, 2017.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance for the years ended December 31, 2017 or 2016.

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$91	$86	$12
1-4 Family Residential	4,141	3,952	14
Commercial	1,353	1,199	14
Commercial Loans	1,665	1,605	252
Municipal Loans	502	502	10
Loans to Individuals	237	205	51
Total (1)	$7,989	$7,549	$353

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$486	$480	$13
1-4 Family Residential	4,487	4,264	16
Commercial	1,631	1,574	17
Commercial Loans	6,108	5,941	923
Municipal Loans	571	571	11
Loans to Individuals	277	241	106
Total (1)	$13,560	$13,071	$1,086

(1)	Includes $2.9 million and $3.1 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of December 31, 2017 and December 31, 2016, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,302	$1,530	$68	$2,900	$472,967	$475,867
1-4 Family Residential	8,508	1,574	862	10,944	794,397	805,341
Commercial	1,357	24	5	1,386	1,263,773	1,265,159
Commercial Loans	662	400	333	1,395	265,027	266,422
Municipal Loans	422	—	—	422	345,376	345,798
Loans to Individuals	1,526	373	93	1,992	133,777	135,769
Total	$13,777	$3,901	$1,361	$19,039	$3,275,317	$3,294,356

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$917	$64	$86	$1,067	$379,108	$380,175
1-4 Family Residential	6,225	755	600	7,580	629,659	637,239
Commercial	70	154	154	378	945,600	945,978
Commercial Loans	783	300	3,459	4,542	172,723	177,265
Municipal Loans	113	—	—	113	298,470	298,583
Loans to Individuals	1,550	320	185	2,055	115,242	117,297
Total	$9,658	$1,593	$4,484	$15,735	$2,540,802	$2,556,537

(1)	Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$251	$—	$510	$22	$1,518	$—
1-4 Family Residential	4,264	197	3,247	169	3,410	61
Commercial	1,338	30	4,490	63	3,323	64
Commercial Loans	2,862	59	13,481	48	13,807	256
Municipal Loans	545	30	612	33	824	37
Loans to Individuals	244	9	257	9	725	4
Total	$9,504	$325	$22,597	$344	$23,607	$422

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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Year Ended December 31, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Contracts

Commercial Loans	$778	$—	$241	$1,019	4
Loans to Individuals	23	—	52	75	6
Total	$801	$—	$293	$1,094	10

	Year Ended December 31, 2016
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Contracts
Real Estate Loans:
Construction	$375	$—	$23	$398	2
1-4 Family Residential	—	71	2,602	2,673	4
Commercial	500	—	—	500	1
Commercial Loans	2,230	—	59	2,289	8
Loans to Individuals	29	—	77	106	8
Total	$3,134	$71	$2,761	$5,966	23

The majority of loans restructured as TDRs during the year ended December 31, 2017 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the year ended December 31, 2017 and 2016 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. There were $138,000 and $768,000 of TDRs in default as of December 31, 2017 and 2016, respectively. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At December 31, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans
The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	December 31, 2017	December 31, 2016
Outstanding principal balance	$52,426	$10,612
Carrying amount	$45,233	$9,197
The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	December 31, 2017	December 31, 2016
Balance at beginning of period	$2,480	$2,493
Additions due to acquisition	15,389	—
Reclassifications (to) from nonaccretable discount	1,720	1,796
Accretion	(868)	(1,809)
Balance at end of period	$18,721	$2,480

7. PREMISES AND EQUIPMENT

	December 31, 2017	December 31, 2016
	(in thousands)
Premises	$158,817	$127,970
Furniture and equipment	40,565	36,603
	199,382	164,573
Less: accumulated depreciation	65,742	58,570
Total	$133,640	$106,003
Assets with accumulated depreciation of $915,000 and $1.2 million were written off for the years ended December 31, 2017 and 2016, respectively.
Depreciation expense was $8.1 million, $8.0 million, and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. DEPOSITS

	December 31, 2017	December 31, 2016
	(in thousands)
Noninterest bearing demand deposits:
Private accounts	$995,685	$678,279
Public accounts	41,716	25,734
Total noninterest bearing demand deposits	1,037,401	704,013
Interest bearing deposits:
Private accounts:
Savings deposits	356,857	249,490
Money market demand deposits	443,015	329,426
Platinum money market deposits	308,105	353,381
Interest bearing checking	686,816	212,296
NOW demand deposits	20,142	234,217
Certificates and other time deposits of $250,000 or more	87,195	58,312
Certificates and other time deposits under $250,000	534,220	422,134
Total private accounts	2,436,350	1,859,256
Public accounts:
Savings deposits	304	19
Money market demand deposits	19,560	15,126
Platinum money market deposits	360,006	382,017
Interest bearing checking	55,902	12,856
NOW demand deposits	114,401	128,086
Certificates and other time deposits of $250,000 or more	462,941	409,671
Certificates and other time deposits under $250,000	28,582	22,032
Total public accounts	1,041,696	969,807
Total interest bearing deposits	3,478,046	2,829,063
Total deposits	$4,515,447	$3,533,076
For the years ended December 31, 2017, 2016 and 2015, interest expense on time deposits of $250,000 or more was $5.0 million, $3.2 million and $1.4 million, respectively.
At December 31, 2017, the scheduled maturities of certificates and other time deposits, including public accounts, were as follows (in thousands):

2018	$758,624
2019	229,032
2020	64,215
2021	35,493
2022	20,445
2023 and thereafter	5,129
$1,112,938
At December 31, 2017, we had $60.2 million in brokered certificates of deposit (“CDs”) that represented 1.3% of our deposits.  Approximately $54.5 million of our brokered CDs were non-callable with a weighted average cost of 114 basis points and remaining maturities of two to eleven months. The remaining $5.7 million were long term CDs that mature within two years and have short-term calls that we control. These brokered CDs are reflected in the CDs under $250,000 category.  At December 31, 2016, we had $35.5 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.
At December 31, 2017 and 2016, we had approximately $31.7 million and $10.3 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.3 million and $993,000 at December 31, 2017 and 2016, respectively.

9. BORROWINGS ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2017	December 31, 2016
Federal funds purchased and repurchase agreements:
Balance at end of period	$9,498	$7,097
Average amount outstanding during the period (1)	8,120	6,798
Maximum amount outstanding during the period (2)	9,498	11,516
Weighted average interest rate during the period (3)	0.2%	0.1%
Interest rate at end of period (4)	0.2%	0.2%

FHLB borrowings:
Balance at end of period	$1,017,361	$1,309,646
Average amount outstanding during the period (1)	1,222,033	1,060,631
Maximum amount outstanding during the period (2)	1,414,453	1,309,646
Weighted average interest rate during the period (3)	1.2%	1.1%
Interest rate at end of period (4)	1.4%	0.9%

Subordinated notes, net of unamortized debt issuance costs:
Balance at end of period	$98,248	$98,100
Average amount outstanding during the period (1)	98,172	27,860
Maximum amount outstanding during the period (2)	98,248	98,100
Weighted average interest rate during the period (3)	5.7%	5.8%
Interest rate at end of period (4)	5.5%	5.5%

Trust preferred subordinated debentures, net of unamortized debt issuance costs:
Balance at end of period	$60,241	$60,236
Average amount outstanding during the period (1)	60,238	60,233
Maximum amount outstanding during the period (2)	60,241	60,236
Weighted average interest rate during the period (3)	3.3%	2.8%
Interest rate at end of period (4)	3.6%	3.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period. The weighted average interest rate on the FHLB borrowings include the effect of interest rate swaps.

(4)	Stated rate.

Maturities of fixed rate obligations based on scheduled repayments at December 31, 2017 are as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Federal funds purchased and repurchase agreements	$9,498	$—	$—	$—	$—	$—	$9,498
FHLB borrowings	863,288	62,330	76,015	11,690	—	4,038	1,017,361
Subordinated notes, net of unamortized debt issuance costs	—	—	—	—	—	98,248	98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	—	—	—	—	60,241	60,241
Total obligations	$872,786	$62,330	$76,015	$11,690	$—	$162,527	$1,185,348

FHLB borrowings represent borrowings with fixed interest rates ranging from 0.85% to 4.799% and with maturities of one month to 10.6 years.  FHLB borrowings are collateralized by FHLB stock, nonspecified loans and securities.
From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $240.0 million at December 31, 2017 and $250.0 million at December 31, 2016. Two of the variable rate advance agreements have interest rates of three-month LIBOR minus 0.25%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.17% to one-month LIBOR plus 0.278%. In connection with obtaining these advance agreements, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis thereafter, to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $30.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2017 or 2016.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at December 31, 2017, we had one outstanding letter of credit for $195,000. At December 31, 2017, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $729.7 million, net of FHLB stock purchases required.  Southside Bank currently has no letters of credit from FHLB as collateral for a portion of its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $9.5 million and $7.1 million at December 31, 2017 and 2016, respectively, and had maturities of less than one year.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

10. LONG-TERM DEBT

	December 31, 2017	December 31, 2016
	(in thousands)
Subordinated notes: (1)
5.50% Subordinated Notes, net of unamortized debt issuance costs (2)	$98,248	$98,100
Total Subordinated notes	98,248	98,100
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,549	20,544
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,241	60,236
Total Long-term debt	$158,489	$158,336

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.8 million at December 31, 2017 and $1.9 million at December 31, 2016.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $70,000 at December 31, 2017 and $75,000 at December 31, 2016.

As of December 31, 2017, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date issued	Amount issued	Fixed or floating rate	Interest rate	Maturity date
5.50% Subordinated Notes	September 19, 2016	$100,000	Fixed-to-Floating	5.50%	September 30, 2026
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month LIBOR + 2.94%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month LIBOR + 1.30%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month LIBOR + 2.25%	September 15, 2037
Magnolia Trust Company I (1)	October 10, 2007	$3,609	Floating	3 month LIBOR + 1.80%	November 23, 2035

(1)	On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.

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

11. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 17 of its executive officers, which generally provide for payment of an aggregate amount of $5.1 million over a maximum period of 15 years after retirement or death. Of the 17 executives included in the agreements, payments have commenced to nine former executives and/or their beneficiaries. In addition, one executive retired on December 31, 2016 with payments commencing in 2017. Three executive officers became eligible to receive payments in 2016 as a result of the acceptance of an early retirement package offered in late December of 2015. Deferred compensation expense was $353,000, $357,000 and $553,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017 and 2016, the deferred compensation plan liability totaled $3.5 million and $3.6 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $5.6 million, $4.9 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There were two retirees participating in the health insurance plan as of December 31, 2017, 2016 and 2015.
Employee Stock Ownership Plan
We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $350,000 to the ESOP for the years ended December 31, 2017, 2016 and 2015.  At December 31, 2017 and 2016, the ESOP owned 280,542 and 324,831 shares of common stock, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2017, the expected death benefits total $5.8 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $172,000 and $28,000 for the years ended December 31, 2016 and 2015, respectively, and a credit to expense of $3,000 for the year ended December 31, 2017.  For the years ended December 31, 2017 and 2016, the split dollar liability totaled $1.9 million and $1.8 million, respectively.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2017, 2016 and 2015, expense attributable to the 401(k) Plan amounted to $613,000, $562,000 and $447,000, respectively.

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
Plan assets included 240,666 shares of our stock at December 31, 2017 and 2016.  Our stock included in the Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends.  During 2017, our funded status slightly declined and at December 31, 2017, we had an unfunded status of $3.0 million compared to an unfunded status of $2.8 million at December 31, 2016. The deterioration was a result of a decline in discount rate at December 31, 2017 compared to December 31, 2016 to better reflect the current market conditions, partially offset by greater than expected return on the fair value of plan assets and contributions to the plan since December 31, 2016 and the updated mortality assumption at December 31, 2017 compared to December 31, 2016. In late December 2015, we offered an early retirement package to 24 of our employees, of which 16 accepted the early retirement offer by the acceptance deadline of January 29, 2016. During 2016, the Plan provided special and contractual termination benefits of $1.5 million to 15 employees that accepted an early retirement package during the year ended December 31, 2016. The Plan provided special and contractual termination benefits of $176,000 to an employee that accepted an early retirement package during the year ended December 31, 2015.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan ( “the Acquired Plan”) which was remeasured at fair value. The Acquired Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Plan were frozen. No further benefits will be earned by employees after that date. In addition, no new participants may be added to the Acquired Plan after December 31, 2006. During 2017, our funded status improved, and at December 31, 2017, we had an unfunded status of $361,000 compared to an unfunded status of $1.2 million at December 31, 2016. The improvement was a result of greater than expected return on the fair value of plan assets and contributions to the plan since December 31, 2016, a settlement event which improved the funded status during the year ended December 31, 2017 and an updated mortality assumption at December 31, 2017 compared to December 31, 2016, partially offset by a decline in the discount rate at December 31, 2017 compared to December 31, 2016.
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
We use a measurement date of December 31 for our plans.

	Year ended December 31,
	2017			2016			2015
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$88,071	$4,238	$12,723	$80,040	$4,685	$12,024	$84,050	$5,977	$13,259
Service cost	1,398	—	247	1,375	—	207	1,838	—	334
Interest cost	3,601	177	567	3,731	212	535	3,410	238	668
Actuarial loss (gain)	5,404	418	1,751	4,978	275	237	(6,777)	(753)	(1,968)
Benefits paid	(4,128)	(43)	(646)	(3,632)	(31)	(280)	(2,590)	(28)	(269)
Expenses paid	(70)	(47)	—	(91)	(39)	—	(67)	(30)	—
Plan amendments	—	—	—	121	—	—	—	—	—
Settlements	—	(351)	—	—	(864)	—	—	(719)	—
Special and contractual termination benefits	—	—	—	1,549	—	—	176	—	—
Benefit obligation at end of year	94,276	4,392	14,642	88,071	4,238	12,723	80,040	4,685	12,024
Change in Plan Assets:
Fair value of plan assets at end of prior year	85,293	2,993	—	76,355	3,740	—	79,730	4,512	—
Actual return	8,138	479	—	7,661	187	—	(718)	5	—
Employer contributions	2,000	1,000	646	5,000	—	280	—	—	269
Benefits paid	(4,128)	(43)	(646)	(3,632)	(31)	(280)	(2,590)	(28)	(269)
Expenses paid	(70)	(47)	—	(91)	(39)	—	(67)	(30)	—
Settlements	—	(351)	—	—	(864)	—	—	(719)	—
Fair value of plan assets at end of year	91,233	4,031	—	85,293	2,993	—	76,355	3,740	—
(Un)Funded status at end of year	(3,043)	(361)	(14,642)	(2,778)	(1,245)	(12,723)	(3,685)	(945)	(12,024)
Accrued benefit (liability) asset recognized	$(3,043)	$(361)	$(14,642)	$(2,778)	$(1,245)	$(12,723)	$(3,685)	$(945)	$(12,024)
Accumulated benefit obligation at end of year	$83,802	$4,392	$13,246	$77,639	$4,238	$11,133	$69,737	$4,685	$10,290

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	Year ended December 31,
	2017			2016			2015
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Recognition of net loss	$1,312	$—	$301	$1,642	$—	$186	$1,505	$—	$943
Recognition of prior service (credit) cost	(14)	—	6	(14)	—	6	(23)	—	7
Recognition of loss (gain) due to settlement	—	8	—	—	(8)	—	—	(62)	—
Net (loss) gain occurring during the year	(3,317)	(150)	(1,751)	(2,541)	(354)	(237)	375	463	1,968
Net prior service cost occurring during the year	—	—	—	(121)	—	—	—	—	—
	(2,019)	(142)	(1,444)	(1,034)	(362)	(45)	1,857	401	2,918
Deferred tax benefit (expense)	241	30	259	362	127	16	(650)	(141)	(1,021)
Other comprehensive (loss) income, net of tax	$(1,778)	$(112)	$(1,185)	$(672)	$(235)	$(29)	$1,207	$260	$1,897

Net amounts recognized in net periodic benefit cost and other comprehensive loss were as follows (in thousands):

	December 31, 2017			December 31, 2016
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,312	$—	$301	$1,642	$—	$186
Prior service (credit) cost	(14)	—	6	(14)	—	6
Loss (gain) recognized due to settlement	—	8	—	—	(8)	—
	1,298	8	307	1,628	(8)	192
Deferred tax (expense) benefit	(454)	(2)	(107)	(569)	3	(67)
Accumulated other comprehensive income (loss), net of tax	$844	$6	$200	$1,059	$(5)	$125

Amounts recognized as a component of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2017			December 31, 2016
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net (loss) gain	$(28,859)	$(102)	$(4,317)	$(26,855)	$40	$(2,868)
Prior service cost	(109)	—	(31)	(96)	—	(38)
	(28,968)	(102)	(4,348)	(26,951)	40	(2,906)
Deferred tax benefit (expense)	9,674	15	1,276	9,433	(14)	1,017
Reclassification of certain deferred tax effects (1)	(3,591)	6	(364)	—	—	—
Accumulated other comprehensive (loss) income, net of tax	$(22,885)	$(81)	$(3,436)	$(17,518)	$26	$(1,889)

(1)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.
.

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Year ended December 31,
	2017	2016	2015
Defined Benefit Pension Plan:
Service cost	$1,398	$1,375	$1,838
Interest cost	3,601	3,731	3,410
Expected return on assets	(6,050)	(5,224)	(5,684)
Net loss amortization	1,312	1,642	1,505
Prior service credit amortization	(14)	(14)	(23)
Special and contractual termination benefits	—	1,549	176
Net periodic benefit cost	$247	$3,059	$1,222
Defined Benefit Pension Plan Acquired:
Service cost	$—	$—	$—
Interest cost	177	212	238
Expected return on assets	(212)	(265)	(294)
Net loss amortization	—	—	—
Prior service credit amortization	—	—	—
Loss (gain) recognized due to settlement	8	(8)	(62)
Net periodic benefit cost	$(27)	$(61)	$(118)
Restoration Plan:
Service cost	$247	$207	$334
Interest cost	567	535	668
Net loss amortization	301	186	943
Prior service cost amortization	6	6	7
Net periodic benefit cost	$1,121	$934	$1,952

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2018 are as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,536	$—	$364
Prior service (credit) cost	(14)	—	6
	1,522	—	370
Deferred tax benefit	(320)	—	(78)
Accumulated other comprehensive loss, net of tax	$1,202	$—	$292
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
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2017.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

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
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2017			December 31, 2016
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Discount rate	3.71%	3.71%	3.71%	4.23%	4.23%	4.23%
Compensation increase rate	3.50%	—	3.50%	3.50%	—	3.50%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Year ended December 31,
	2017	2016	2015
Defined Benefit Pension Plan:
Discount rate	4.23%	4.56%	4.14%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	3.50%	3.50%	3.50%
Defined Benefit Pension Plan Acquired
Discount rate	4.23%	4.56%	4.14%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	—	—	—
Restoration Plan:
Discount rate	4.23%	4.56%	4.14%
Compensation increase rate	3.50%	3.50%	3.50%
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

	December 31, 2017		December 31, 2016
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired
Level 1:
Cash	$423	$—	$484	$—
Equity Securities:
U.S. large cap (1)	6,198	—	27,383	—
U.S. mid cap (2)	21,379	—	8,533	—
U.S. small cap (3)	10,706	—	9,851	—
Fixed Income Securities:
International developed (4)	8,601	—	2,663	—
International emerging (2)	4,308	—	1,246	—
Level 2:
Cash Equivalents	13,256	—	13,152	—
Equity Securities:
U.S. large cap (1)	—	1,440	—	1,082
U.S. mid cap (2)	—	167	—	125
U.S. small cap (3)	—	84	—	66
International (5)	—	712	—	427
Fixed Income Securities:
Corporate bonds (6)	1,118	378	1,130	304
U.S. government agencies (6)	19,303	—	13,248	—
Municipal bonds (6)	5,595	—	7,211	—
U.S. agency mortgage-backed securities (7)	346	—	392	—
Asset-backed securities (8)	—	717	—	590
Real estate (9)	—	241	—	180
Balanced Asset Allocation (10)	—	81	—	60
Other (11)	—	211	—	159
Total fair value of plan assets	$91,233	$4,031	$85,293	$2,993

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

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2017 or 2016.  Due to asset allocation model changes, there were transfers between Level 1 and Level 2 during the year ended December 31, 2016. There were no transfer during the year ended December 31, 2017.
Our overall investment strategy is to realize long-term growth of the Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 55.0% equities, 44.5% fixed income and 0.5% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and real estate investment trusts (“REITs”).  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include  government agencies, CDs, corporate bonds, municipal bonds, and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used because of the superior diversification they provide.
As of December 31, 2017, expected future benefit payments related to our defined benefit pension plan, defined benefit pension plan acquired and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
2018	$3,758	$60	$693
2019	3,964	60	746
2020	4,079	235	805
2021	4,204	125	927
2022	4,393	91	983
2023 through 2027	24,456	528	4,880
	$44,854	$1,099	$9,034
We do not expect to make additional contributions to the Plan, the Acquired Plan, or the restoration plan in 2018.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2017, there were 2,074,724 shares remaining available for grant for future awards.
All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends unless otherwise indicated. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2017, 2016 and 2015, there were 366,292, 599,498 and 560,464 unvested awards outstanding, respectively.  For the years ended December 31, 2017, 2016 and 2015, there was $1.8 million, $1.5 million and $1.4 million of share-based compensation expense related to the incentive plans, respectively, and $635,000, $539,000 and $488,000 of income tax benefit related to the stock compensation expense, respectively.
As of December 31, 2017, 2016 and 2015, there was $3.8 million, $5.6 million and $4.0 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2017 is expected to be recognized over a weighted-average period of 2.54 years.
The nonqualified stock options (“NQSOs”) have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
The fair value of each restricted stock units (“RSUs”) is the ending stock price on the date of grant.  The RSUs vest in equal annual installments over a one- to four-year period.

Each award is evidenced by an award agreement that specifies the option price, if applicable, the duration of the award, the number of shares to which the award pertains, and such other provisions as the Board determines.
Historically, shares issued in connection with stock compensation awards have been issued from available authorized shares. Beginning in the second quarter of 2017, shares were issued from available treasury shares. Shares issued in connection with stock compensation awards along with other related information are presented in the following table without the retroactive recognition of stock dividends (in thousands, except share amounts):

	Years Ended December 31,
	2017	2016	2015
New shares issued from available authorized shares	48,311	108,225	28,486
New shares issued from available treasury shares	111,045	—	—
Total	159,356	108,225	28,486

Proceeds from stock option exercises	$2,692	$1,663	$235

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSOs pursuant to the incentive plans:

	Years Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value per option	—	$7.18	$6.29
Weighted-average assumptions:
Risk-free interest rates	—	1.79%	2.01%
Expected dividend yield	—	2.69%	3.24%
Expected volatility factors of the market price of Southside Bancshares common stock	—	27.02%	30.91%
Expected option life (in years)	—	6.2	6.3
A combined summary of activity in our share-based plans as of December 31, 2017 is presented below:

	Restricted Stock Units Outstanding		Stock Options Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2017	100,923	$30.70	878,587	$25.28	$6.08
Granted	20,536	34.15	—	—	—
Stock options exercised	—	—	(134,231)	20.06	5.40
Stock awards vested	(29,853)	29.38	—	—	—
Forfeited	(13,353)	31.13	(50,245)	28.94	6.32
Canceled/expired	—	—	(3,799)	25.71	6.08
Balance, December 31, 2017	78,253	$32.04	690,312	$26.02	$6.19

Other information regarding options outstanding and exercisable as of December 31, 2017 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$14.67	-	20.00	135,946	$15.86	4.08	135,946	$15.86
20.01	-	25.00	148,184	22.93	6.41	106,826	23.00
25.01	-	30.00	259,242	26.73	7.41	119,322	26.63
30.01	-	35.00	—	—	—	—	—
35.01	-	37.28	146,940	37.28	8.84	40,179	37.28
Total			690,312	$26.02	6.84	402,273	$23.09
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5.8 million and $4.4 million at December 31, 2017, respectively. The weighted-average remaining contractual life of options exercisable at December 31, 2017 was 5.94 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.8 million, $1.3 million and $119,000, respectively.
Due to adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” during 2017, there was no tax benefit realized for the deductions related to stock awards for the year ended December 31, 2017. However, prior to adoption of the ASU, the tax benefit realized for the deductions related to stock awards was $332,000 and $75,000 for the years ended December 31, 2016 and 2015, respectively.

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
At December 31, 2017, net derivative assets included $7.9 million of cash collateral received from counterparties under master netting agreements and net derivative liabilities included $520,000 of cash collateral held by a counterparty subject to a master netting agreement. At December 31, 2017, we had $30,000 of cash collateral receivable that was not offset against derivative liabilities.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$240,000	$7,922	$22	$250,000	$7,069	$—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	67,220	92	612	2,182	85	—
Swaps-Customer counterparties	67,220	612	92	2,182	—	85
Gross derivatives		8,626	726		7,154	85
Offsetting derivative assets/liabilities		(114)	(114)		—	—
Cash collateral received/posted		(7,900)	(520)		(7,154)	—
Net derivatives included in the consolidated balance sheets (2)		$612	$92		$—	$85

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in “other assets” and net derivative liabilities are included in “other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had net credit exposure of $30,000 related to interest rate swaps with financial institutions and $612,000 related to interest rate swaps with customers at December 31, 2017. The credit risk associated with customer transactions is partially mitigated as these transactions are generally secured by the non-cash collateral securing the underlying transaction being hedged. We had no credit exposure related to interest rate swaps with financial or customer counterparties at December 31, 2016.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at December 31, 2017 and December 31, 2016:

	December 31, 2017				December 31, 2016
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$240,000	5.3	1.44%	1.43%	$250,000	5.4	0.68%	1.31%
Swaps-Non-Hedging
Financial institution counterparties	67,220	12.7	1.39	2.37	2,182	9.7	0.62	1.57
Customer counterparties	67,220	12.7	2.37	1.39	2,182	9.7	1.57	0.62

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
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2017.
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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at December 31, 2017 and 2016.
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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2017 and 2016, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2017:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$108,869	$—
State and Political Subdivisions	392,664	—	392,664	—
Other Stocks and Bonds	5,055	—	5,055	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	718,029	—	718,029	—
Commercial	308,218	—	308,218	—
Derivative assets:
Interest rate swaps	8,626	—	8,626	—
Total asset recurring fair value measurements	$1,547,381	$5,920	$1,541,461	$—

Derivative liabilities:
Interest rate swaps	$726	$—	$726	$—
Total liability recurring fair value measurements	$726	$—	$726	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,767	$—	$—	$1,767
Impaired loans (2)	6,536	—	—	6,536
Total asset nonrecurring fair value measurements	$8,303	$—	$—	$8,303

	As of December 31, 2016:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$70,069	$70,069	$—	$—
State and Political Subdivisions	385,197	—	385,197	—
Other Stocks and Bonds	6,651	—	6,651	—
Other Equity Securities	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	627,508	—	627,508	—
Commercial	384,255	—	384,255	—
Derivative assets:
Interest rate swaps	7,154	—	7,154	—
Total asset recurring fair value measurements	$1,486,754	$75,989	$1,410,765	$—

Derivative liabilities:
Interest rate swaps	$85	$—	$85	$—
Total liability recurring fair value measurements	$85	$—	$85	$—

Nonrecurring fair value measurements
Foreclosed assets	$388	$—	$—	$388
Impaired loans (2)	9,693	—	—	9,693
Total asset nonrecurring fair value measurements	$10,081	$—	$—	$10,081

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

FHLB borrowings - The fair value of these borrowings is estimated by discounting the future cash flows using rates at which borrowings would be made to borrowers with similar credit ratings and for the same remaining maturities.

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
The following tables present our financial assets, financial liabilities, and unrecognized financial instruments measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$198,692	$198,692	$198,692	$—	$—
Investment Securities:
Held to maturity, at carrying value	413,632	421,928	—	421,928	—
Mortgage-backed Securities:
Held to maturity, at carrying value	495,874	499,872	—	499,872	—
FHLB stock, at cost, and other investments	61,550	61,550	—	61,550	—
Loans, net of allowance for loan losses	3,273,575	3,269,316	—	—	3,269,316
Loans held for sale	2,001	2,001	—	2,001	—
Financial Liabilities:
Deposits	$4,515,447	$4,506,133	$—	$4,506,133	$—
Federal funds purchased and repurchase agreements	9,498	9,498	—	9,498	—
FHLB borrowings	1,017,361	1,008,292	—	1,008,292	—
Subordinated notes, net of unamortized debt issuance costs	98,248	99,665	—	99,665	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	47,622	—	47,622	—

		Estimated Fair Value
December 31, 2016	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$169,654	$169,654	$169,654	$—	$—
Investment Securities:
Held to maturity, at carrying value	425,810	429,912	—	429,912	—
Mortgage-backed Securities:
Held to maturity, at carrying value	511,677	514,370	—	514,370	—
FHLB stock, at cost, and other investments	66,592	66,592	—	66,592	—
Loans, net of allowance for loan losses	2,538,626	2,630,009	—	—	2,630,009
Loans held for sale	7,641	7,641	—	7,641	—
Financial Liabilities:
Deposits	$3,533,076	$3,293,352	$—	$3,293,352	$—
Federal funds purchased and repurchase agreements	7,097	7,097	—	7,097	—
FHLB borrowings	1,309,646	1,331,517	—	1,331,517	—
Subordinated notes, net of unamortized debt issuance costs	98,100	101,627	—	101,627	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,236	45,147	—	45,147	—

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

14. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.11, $1.01 and $1.00 per share for the years ended December 31, 2017, 2016 and 2015, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2017, we exceeded all regulatory minimum capital requirements.
As of December 31, 2017, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%
As of December 31, 2016:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$461,158	14.64%	$141,759	4.50%	N/A	N/A
Bank Only	$566,423	17.98%	$141,734	4.50%	$204,726	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$515,831	16.37%	$189,013	6.00%	N/A	N/A
Bank Only	$566,423	17.98%	$188,978	6.00%	$251,971	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$633,289	20.10%	$252,017	8.00%	N/A	N/A
Bank Only	$585,781	18.60%	$251,971	8.00%	$314,964	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$515,831	9.46%	$218,029	4.00%	N/A	N/A
Bank Only	$566,423	10.40%	$217,892	4.00%	$272,365	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

15. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2017, 43,650 shares were sold under this plan at an average price of $33.99 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2016, 44,575 shares were sold under this plan at an average price of $31.65 per share, reflective of other trades at the time of each sale.
Our board continually evaluates the Company’s capital needs and those of Southside Bank and may, at their discretion, initiate, modify or discontinue an authorized stock repurchase plan.  During 2016, 443,426 shares of common stock were purchased under an authorized stock repurchase plan at a cost of $10.2 million. There were no purchases of shares of common stock under a stock repurchase plan during 2017 or 2015.

16. INCOME TAXES
The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current income tax expense	$12,607	$8,557	$10,671
Deferred income tax expense (benefit)	3,514	1,768	(3,392)
Income tax expense	$16,121	$10,325	$7,279

The components of the net deferred tax asset (liability) as of December 31, 2017 and 2016 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$4,364	$
Retirement and other benefit plans		(2,102)
Premises and equipment		(5,716)
Core deposit intangible		(3,660)
Unrealized losses on securities available for sale	4,285
Effective hedging derivatives		(1,701)
Fair value adjustment on loans	2,607
Fair value adjustment on time deposits		(54)
Alternative minimum tax credit	6,943
Unfunded status of defined benefit plan	7,018
State business tax credit	544
Stock-based compensation	642
Other		(966)
Gross deferred tax assets (liabilities)	26,403	(14,199)
Net deferred tax asset at December 31, 2017	$12,204

Allowance for loan losses	$6,269	$
Retirement and other benefit plans		(2,707)
Premises and equipment		(5,273)
Core deposit intangible		(1,576)
Unrealized losses on securities available for sale	12,286
Effective hedging derivatives		(2,474)
Fair value adjustment on loans	1,404
Alternative minimum tax credit	8,776
Unfunded status of defined benefit plan	10,436
State business tax credit	604
Stock-based compensation	995
Other	151
Gross deferred tax assets (liabilities)	40,921	(12,030)
Net deferred tax asset at December 31, 2016	$28,891

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$24,652	35.0%	$20,886	35.0%	$17,946	35.0%
Increase (decrease) in taxes from:
Tax rate changes	2,416	3.4%	—	—	—	—
Tax exempt interest	(10,195)	(14.5)%	(9,879)	(16.6)%	(9,975)	(19.5)%
Bank owned life insurance	(885)	(1.2)%	(915)	(1.5)%	(914)	(1.8)%
Share-based compensation	(482)	(0.7)%	—	—	(75)	(0.1)%
Acquisition costs	467	0.7%	—	—	—	—
State business tax	68	0.1%	71	0.1%	—	—
Other, net	80	0.1%	162	0.3%	297	0.6%
Income tax expense	$16,121	22.9%	$10,325	17.3%	$7,279	14.2%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax asset balance was $2.4 million, an increase to the effective tax rate (“ETR”) of 3.4%.

The Tax Cuts and Jobs Act repealed the existing Alternative Minimum Tax (“AMT”). As of December 31, 2017, we had a remaining AMT tax credit of $6.9 million. This existing tax credit carryforward can be used to offset regular future tax liability. Additionally, this AMT credit is refundable in any taxable year after 2017 and before 2022 in an amount equal to 50% of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. We expect to realize the remaining AMT tax credit in 2018 to offset tax liability.

During the first quarter of 2017, we adopted a new accounting standard that impacted how the income tax effects associated with stock-based compensation are recognized. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for additional information. The adoption of the standard reduced income tax expense by $482,000 and the ETR by 0.7% for the year ended December 31, 2017.

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014 or Texas state tax examinations by tax authorities for years before 2013.  No valuation allowance for deferred tax assets was recorded at December 31, 2017 or 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at December 31, 2017 or 2016.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At December 31, 2017	At December 31, 2016
Unused commitments:
Commitments to extend credit	$804,715	$665,663
Standby letters of credit	14,890	9,075
Total	$819,605	$674,738

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

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2017 were as follows (in thousands):

2018	$1,496
2019	1,106
2020	796
2021	480
2022	294
2023 and thereafter	72
$4,244

Rent expense for branch facilities was $1.7 million, $3.9 million, and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Rent expense for leased equipment was $178,000, $261,000, and $297,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
We acquired a 202,000 square-foot office building in Fort Worth, Texas upon completion of the Omni acquisition that is used for a branch location and certain bank operations. We occupy approximately 41,000 square feet of the building and lease the remaining space to various tenants. Gross rental income from these leases of $3.1 million, $3.1 million, and $2.8 million was recognized for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, non-cancelable operating leases for the building with future minimum lease payments are as follows (in thousands):

2018	$2,929
2019	2,501
2020	2,392
2021	1,474
2022	1,480
2023 and thereafter	5,264
$16,040

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.
Securities. In the normal course of business we buy and sell securities.  There were no unsettled trades to purchase securities at December 31, 2017. As of December 31, 2016, there were $160,000 of unsettled trades to purchase securities.  There were no unsettled trades to sell securities as of December 31, 2017 or 2016, respectively.
Deposits. There were no unsettled issuances of brokered CDs at December 31, 2017 or December 31, 2016.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  See “Item 1.  Business – Market Area.” Part of the risk associated with real estate loans has been mitigated since 31.6% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non owner-occupied commercial real estate.
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

19. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2017	2016
ASSETS
Cash and due from banks	$8,483	$42,968
Investment in bank subsidiaries at equity in underlying net assets	894,010	625,046
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	2,554
Other assets	10,350	8,237
Total assets	$914,669	$678,805
LIABILITIES
Subordinated notes, net of unamortized debt issuance costs	$98,248	$98,100
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	60,236
Other liabilities	2,040	2,195
Total liabilities	160,529	160,531
SHAREHOLDERS’ EQUITY
Common stock ($1.25 par, 40,000,000 shares authorized, 37,802,352 shares issued at December 31, 2017 and 31,455,951 shares issued at December 31, 2016)	47,253	39,320
Paid-in capital	757,439	535,240
Retained earnings	32,851	30,098
Treasury stock, at cost (2,802,019 at December 31, 2017 and 2,913,064 at December 31, 2016)	(47,105)	(47,891)
Accumulated other comprehensive loss	(36,298)	(38,493)
Total shareholders’ equity	754,140	518,274
Total liabilities and shareholders’ equity	$914,669	$678,805

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
Income
Dividends from subsidiary	$27,000	$30,000	$17,600
Interest income	60	51	44
Total income	27,060	30,051	17,644
Expense
Interest expense	7,646	3,334	1,455
Other	5,869	3,227	3,193
Total expense	13,515	6,561	4,648
Income before income tax expense	13,545	23,490	12,996
Income tax benefit	4,242	2,278	1,612
Income before equity in undistributed earnings of subsidiaries	17,787	25,768	14,608
Equity in undistributed earnings of subsidiaries	36,525	23,581	29,389
Net income	$54,312	$49,349	$43,997

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2017	2016	2015

OPERATING ACTIVITIES:
Net Income	$54,312	$49,349	$43,997
Adjustments to reconcile net income to net cash provided by operations:
Amortization	153	45	—
Equity in undistributed earnings of subsidiaries	(36,525)	(23,581)	(29,389)
(Increase) decrease in other assets	(2,113)	(1,035)	2,716
(Decrease) increase in other liabilities	(155)	1,564	(3,709)
Net cash provided by operating activities	15,672	26,342	13,615
INVESTING ACTIVITIES:
Investment in subsidiaries	890	(126,000)	(10)
Net cash paid for acquisition	(22,801)	—	—
Net cash used in investing activities	(21,911)	(126,000)	(10)
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	—	98,060	—
Purchase of common stock	—	(10,199)	—
Proceeds from issuance of common stock	3,953	78,962	1,536
Dividends paid	(32,199)	(25,963)	(25,071)
Net cash (used in) provided by financing activities	(28,246)	140,860	(23,535)

Net (decrease) increase in cash and cash equivalents	(34,485)	41,202	(9,930)
Cash and cash equivalents at beginning of period	42,968	1,766	11,696
Cash and cash equivalents at end of period	$8,483	$42,968	$1,766

20.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$50,104	$46,473	$46,009	$44,888
Interest expense	11,798	11,513	10,585	9,608
Net interest income	38,306	34,960	35,424	35,280
Provision for loan losses	1,271	960	1,346	1,098
Net (loss) gain on sale of securities available for sale	(249)	627	(75)	322
Noninterest income excluding net securities gains	9,348	8,781	9,368	9,351
Noninterest expense	29,933	25,007	25,537	25,858
Income before income tax expense	16,201	18,401	17,834	17,997
Income tax expense	5,870	3,890	3,353	3,008
Net income	10,331	14,511	14,481	14,989
Earnings per common share
Basic	$0.33	$0.49	$0.49	$0.51
Diluted	$0.33	$0.49	$0.49	$0.51

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$43,680	$41,132	$41,089	$43,012
Interest expense	9,039	7,202	6,711	6,396
Net interest income	34,641	33,930	34,378	36,616
Provision for loan losses	2,065	1,631	3,768	2,316
Net (loss) gain on sale of securities available for sale	(2,676)	2,343	728	2,441
Noninterest income excluding net securities gains	9,389	9,389	8,642	9,155
Noninterest expense	25,877	28,425	25,813	29,407
Income before income tax expense	13,412	15,606	14,167	16,489
Income tax expense	1,839	2,741	2,772	2,973
Net income	11,573	12,865	11,395	13,516
Earnings per common share
Basic	$0.42	$0.48	$0.42	$0.50
Diluted	$0.42	$0.48	$0.42	$0.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Diboll State Bancshares, Inc. Diboll State Bancshares, Inc. was acquired in a purchase business combination on November 30, 2017 and is included in the 2017 consolidated financial statements of Southside Bancshares, Inc. and subsidiaries. Diboll State Bancshares, Inc. constituted $1.1 billion and $151.7 million of total and net assets, respectively, as of December 31, 2017.
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 28, 2018

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Diboll State Bancshares, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted $1.1 billion and $151.7 million of total and net assets, respectively, as of December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Diboll State Bancshares, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Dallas, TX
February 28, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The information required by this item is set forth in Part II. See Part II—Item 8. Financial Statements and Supplementary Data.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits
The following exhibits listed in the Exhibit Index (following ITEM 16 in this report) are filed with, or incorporated by reference in, this report.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc.		2	10-Q	05/09/2014	0-12247

2.2	Agreement and Plan of Merger, dated June 12, 2017, by and among Southside Bancshares, Inc., Rocket Merger Sub, Inc. and Diboll State Bancshares, Inc.		2.1	10-Q	07/28//2017	0-12247

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3 (a)	10-Q	05/09/2014	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(4)	Instruments defining the rights of security holders, including indentures
4.1	Subordinated Indenture, dated as of September 19, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee.		4.1	8-K	9/19/2016	0-12247

4.2	First Supplemental Indenture, dated as of September 19, 2016 by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto.		4.2	8-K	09/19/2016	0-12247

4.3
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).		**10 (b)	10-K	1991

10.2	Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)		**10 (c)	10-K	1993

10.3	Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story, as amended October 15, 1997		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Julie Shamburger		**10.3	10-Q	04/28/2017	0-12247

10.5	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander		**10.2	10-Q	04/28/2017	0-12247

10.6	Deferred Compensation Agreement dated January 14, 2009, by and between Southside Bank and Bill Clawater	X	**

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe	X	**

10.8	Split dollar compensation plan dated September 7, 2004 with Lee R. Gibson, III		**10 (i)	8-K	10/19/2004	3-17203

10.9	Split dollar compensation plan dated August 31, 2004 with Charles E. Dawson		**10 (k)	8-K	10/19/2004	3-17203

10.10	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson		**10 (l)	8-K	10/26/2007	3-17203

10.11	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger		**10.1	10-Q	04/28/2017	0-12247

10.12	Employment Agreement dated October 22, 2007, by and between Southside Bank and Sam Dawson		**10 (m)	8-K	10/26/2007	3-17203

10.13	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc, and Tim Carter		**10.2	S-4	7/18/2014	3-196817

10.14	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe	X	**

10.15	Amended and Restated Employment Agreement dated September 13, 2017, by and between Southside Bank, Southside Bancshares, Inc, and Tim Carter		**10.1	10-Q	10/27/2017	0-122247

10.16	Key Employee Retention Agreement, dated as of June 12, 2017 by and between Southside Bank and Hilliard J. Shands, III		**10.1	8-K	12/1/2017	0-122247

10.17	Southside Bancshares, Inc. 2009 Incentive Plan		**99.1	8-K	4/20/2009	3-17203

10.18	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan		**10.1	10-Q	8/8/2011	3-17203

10.19	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan		**10.2	10-Q	8/8/2011	3-17203

10.20	Southside Bancshares, Inc. 2017 Incentive Plan		**10.1	8-K	05/12/2017	0-12247

10.21	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan		**10.2	10-Q	10/27/20017	0-12247

10.22	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan	**10.3	10-Q	10/27/20017	0-12247

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 28, 2018	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 28, 2018	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	Joe Norton	Chairman of the Board	February 28, 2018
	W.D. (Joe) Norton	and Director

/s/	John R. (Bob) Garrett	Vice Chairman of the Board	February 28, 2018
	John R. (Bob) Garrett	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 28, 2018
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 28, 2018
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 28, 2018
S. Elaine Anderson

/s/	Michael Bosworth	Director	February 28, 2018
Michael Bosworth

/s/	Herbert C. Buie	Director	February 28, 2018
Herbert C. Buie

/s/	Alton Cade	Director	February 28, 2018
Alton Cade Jr.

/s/	Patricia A. Callan	Director	February 28, 2018
Patricia A. Callan

/s/	Melvin B. Lovelady	Director	February 28, 2018
Melvin B. Lovelady

/s/	Tony Morgan	Director	February 28, 2018
Tony Morgan

/s/	John Sammons	Director	February 28, 2018
John Sammons, Jr.

/s/	H,J. Shands, III	Director	February 28, 2018
H.J. Shands, III

/s/	William Sheehy	Director	February 28, 2018
William Sheehy

/s/	Preston L. Smith	Director	February 28, 2018
Preston L. Smith

/s/	Don W. Thedford	Director	February 28, 2018
Don W. Thedford

/s/	M. Richard Warner	Director	February 28, 2018
M. Richard Warner