Form 10-Q
period 2018-03-31
SOUTHSIDE BANCSHARES INC
filed 2018-05-01
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 27, 2018 was 35,052,547 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$65,480	$79,171
Interest earning deposits	183,241	111,541
Federal funds sold	14,090	7,980
Total cash and cash equivalents	262,811	198,692
Securities available for sale, at estimated fair value	2,062,539	1,538,755
Securities held to maturity, at carrying value (estimated fair value of $161,305 and $921,800, respectively)	164,847	909,506
FHLB stock, at cost	42,676	55,729
Equity investments	12,067	5,821
Loans held for sale	2,003	2,001
Loans:
Loans	3,309,627	3,294,356
Less: Allowance for loan losses	(24,220)	(20,781)
Net loans	3,285,407	3,273,575
Premises and equipment, net	131,625	133,640
Goodwill	201,246	201,246
Other intangible assets, net	21,615	22,993
Interest receivable	20,664	28,491
Deferred tax asset, net	16,648	12,204
Unsettled trades to sell securities	35,307	—
Bank owned life insurance	100,963	100,368
Other assets	12,779	15,076
Total assets	$6,373,197	$6,498,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,055,423	$1,037,401
Interest bearing	3,586,474	3,478,046
Total deposits	4,641,897	4,515,447
Federal funds purchased and repurchase agreements	7,825	9,498
FHLB borrowings	772,165	1,017,361
Subordinated notes, net of unamortized debt issuance costs	98,286	98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,242	60,241
Unsettled trades to purchase securities	3,646	—
Other liabilities	42,740	43,162
Total liabilities	5,626,801	5,743,957

Off-balance-sheet arrangements, commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock: ($1.25 par value, 40,000,000 shares authorized, 37,812,387 shares issued at March 31, 2018 and 37,802,352 shares issued at December 31, 2017)	47,265	47,253
Paid-in capital	758,653	757,439
Retained earnings	39,184	32,851
Treasury stock, at cost (2,759,840 at March 31, 2018 and 2,802,019 at December 31, 2017)	(46,736)	(47,105)
Accumulated other comprehensive loss	(51,970)	(36,298)
Total shareholders’ equity	746,396	754,140
Total liabilities and shareholders’ equity	$6,373,197	$6,498,097
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income
Loans	$38,830	$27,254
Investment securities – taxable	227	377
Investment securities – tax-exempt	6,381	6,554
Mortgage-backed securities	10,894	10,045
FHLB stock and equity investments	414	298
Other interest earning assets	448	360
Total interest income	57,194	44,888
Interest expense
Deposits	7,451	4,281
FHLB borrowings	3,632	3,464
Subordinated notes	1,398	1,393
Trust preferred subordinated debentures	569	467
Other borrowings	11	3
Total interest expense	13,061	9,608
Net interest income	44,133	35,280
Provision for loan losses	3,735	1,098
Net interest income after provision for loan losses	40,398	34,182
Noninterest income
Deposit services	6,179	5,114
Net (loss) gain on sale of securities available for sale	(827)	322
Gain on sale of loans	115	701
Trust income	1,760	890
Bank owned life insurance income	632	634
Brokerage services	450	547
Other	1,301	1,465
Total noninterest income	9,610	9,673
Noninterest expense
Salaries and employee benefits	18,559	16,007
Occupancy expense	3,583	2,863
Acquisition expense	832	—
Advertising, travel & entertainment	685	583
ATM and debit card expense	346	927
Professional fees	1,070	939
Software and data processing expense	1,023	725
Telephone and communications	538	526
FDIC insurance	497	441
Amortization expense on intangibles	1,378	431
Other	3,156	2,416
Total noninterest expense	31,667	25,858
Income before income tax expense	18,341	17,997
Income tax expense	2,090	3,008
Net income	$16,251	$14,989

Earnings per common share – basic	$0.46	$0.51
Earnings per common share – diluted	$0.46	$0.51
Dividends paid per common share	$0.28	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$16,251	$14,989
Other comprehensive (loss) income:
Securities available for sale and transferred securities:
Change in net unrealized holding (losses) gains on available for sale securities during the period	(37,783)	4,885
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	11,881	—
Change in net unrealized losses on securities transferred from held to maturity to available for sale	401	—
Reclassification adjustment for net loss on equity investments, reclassed to retained earnings with adoption of ASU 2016-01	107	—
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	138	488
Reclassification adjustment for net loss (gain) on sale of available for sale securities, included in net income	827	(322)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	4,245	(80)
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	273
Reclassification adjustment from other comprehensive income related to derivatives designated as cash flow hedge	(127)	370
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	473	389
Other comprehensive (loss) income, before tax	(19,838)	6,003
Income tax benefit (expense) related to items of other comprehensive income (loss)	4,166	(2,101)
Other comprehensive (loss) income, net of tax	(15,672)	3,902
Comprehensive income	$579	$18,891

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	14,989	—	—	14,989
Other comprehensive income	—	—	—	—	3,902	3,902
Issuance of common stock for dividend reinvestment plan (10,433 shares)	13	340	—	—	—	353
Stock compensation expense	—	494	—	—	—	494
Net issuance of common stock under employee stock plans (33,596 shares)	42	579	(24)	—	—	597
Cash dividends paid on common stock ($0.25 per share)	—	—	(7,143)	—	—	(7,143)
Balance at March 31, 2017	$39,375	$536,653	$37,920	$(47,891)	$(34,591)	$531,466

Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
Net income	—	—	16,251	—	—	16,251
Other comprehensive loss	—	—	—	—	(15,672)	(15,672)
Issuance of common stock for dividend reinvestment plan (10,035 shares)	12	341	—	—	—	353
Stock compensation expense	—	456	—	—	—	456
Net issuance of common stock under employee stock plans (42,179 shares)	—	417	(25)	369	—	761
Cash dividends paid on common stock ($0.28 per share)	—	—	(9,808)	—	—	(9,808)
Cumulative effect of ASU 2016-01	—	—	(85)	—	—	(85)
Balance at March 31, 2018	$47,265	$758,653	$39,184	$(46,736)	$(51,970)	$746,396

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$16,251	$14,989
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	3,566	2,417
Securities premium amortization (discount accretion), net	4,058	4,567
Loan (discount accretion) premium amortization, net	(1,057)	(290)
Provision for loan losses	3,735	1,098
Stock compensation expense	456	494
Deferred tax benefit	(255)	(19)
Net loss (gain) on sale of securities available for sale	827	(322)
Net loss on premises and equipment	35	—
Gross proceeds from sales of loans held for sale	5,600	22,521
Gross originations of loans held for sale	(5,602)	(20,183)
Net loss on other real estate owned	67	—
Net change in:
Interest receivable	7,827	6,910
Other assets	1,875	7,419
Interest payable	(1,219)	(1,523)
Other liabilities	5,501	(5,377)
Net cash provided by operating activities	41,665	32,701

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(138,581)	(139,246)
Sales	237,526	99,653
Maturities, calls and principal repayments	53,717	29,770
Securities held to maturity:
Purchases	—	(1,521)
Maturities, calls and principal repayments	1,222	8,305
Proceeds from redemption of FHLB stock and other investments	13,377	81
Purchases of FHLB stock and other investments	(638)	(221)
Net loan originations	(15,154)	17,201
Purchases of premises and equipment	(2,018)	(1,287)
Proceeds from sales of premises and equipment	1,903	3
Proceeds from sales of other real estate owned	91	—
Proceeds from sales of repossessed assets	198	179
Net cash provided by investing activities	151,643	12,917

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2018	2017
FINANCING ACTIVITIES:
Net change in deposits	$126,372	$140,978
Net (decrease) increase in federal funds purchased and repurchase agreements	(1,673)	717
Proceeds from FHLB borrowings	1,110,000	725,000
Repayment of FHLB borrowings	(1,355,194)	(828,780)
Proceeds from stock option exercises	801	639
Cash paid to tax authority from stock option exercises	(40)	(42)
Proceeds from the issuance of common stock for dividend reinvestment plan	353	353
Cash dividends paid	(9,808)	(7,143)
Net cash (used in) provided by financing activities	(129,189)	31,722

Net increase in cash and cash equivalents	64,119	77,340
Cash and cash equivalents at beginning of period	198,692	169,654
Cash and cash equivalents at end of period	$262,811	$246,994

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$14,280	$11,131
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$649	$184
Transfer of held to maturity securities to available for sale securities	$743,421	$—
Adjustment to pension liability	$(473)	$(389)
Unsettled trades to purchase securities	$(3,646)	$(10,465)
Unsettled trades to sell securities	$35,307	$57,385
Unsettled issuances of brokered CDs	$—	$31,232

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting and Reporting Policies
Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014. “Diboll” refers to Diboll State Bancshares, Inc., a bank holding company and its wholly-owned subsidiary, First Bank & Trust East Texas, acquired by Southside on November 30, 2017.
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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.
Accounting Changes and Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
We adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20, on January 1, 2018, the effective date of the guidance, using the modified retrospective approach. As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows. We did adjust the presentation of revenue received from our brokerage services, merchant services, as well as our interchange income associated with debit cards services which were all deemed to be services offered in an agent capacity. These lines of revenue will now be presented on a net basis with the fee income disclosed net of the related costs in the noninterest income section of the consolidated statements of income. In connection with the adoption, for the three months ended March 31, 2018, we netted $796,000 of debit card expense against deposit services income and $151,000 of brokerage expense against brokerage income. Due to the implementation of the guidance under the modified retrospective method, prior-periods have not been adjusted and are not comparative. Refer to our revenue recognition discussion below and “Note 1 - Summary of Significant Accounting and Reporting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information related to our revenue recognition policies.
We adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities,” on January 1, 2018, the effective date of the guidance.  ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale (“AFS”) securities in combination with the entity’s other deferred tax assets. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment, while the guidance related to equity securities without readily determinable fair values should be applied prospectively. Adoption of this guidance resulted in a cumulative adjustment to retained earnings of $85,000 on January 1, 2018 and an equity security with a carrying value of $5.9 million that was previously recognized in securities available for sale, at estimated fair value on our consolidated balance sheet to being recognized in equity investments, with subsequent changes in fair value being recognized in income.  Also in conjunction with the adoption, our fair value measurement of financial instruments will be based upon an exit price notion as required in ASC 820.  The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable.
We adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on January 1, 2018. ASU 2017-07 requires employers to present the service cost component of net periodic postretirement benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We elected to use the practical expedient that permits us to use the amounts in our pension plan disclosures in our employee benefit footnotes for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, which resulted in an increase of $88,000 in salaries and employee benefits expense and a decrease of $88,000 in other noninterest expense for the three months ended March 31, 2017.
We early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” on January 1, 2018. ASU 2017-12 (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item, and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance also permits a transition election to reclassify held to maturity (“HTM”) securities to AFS securities if a portion of those securities would qualify to be hedged under the new “last-of-layer” approach. The guidance requires companies to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The guidance did not have an impact on our derivatives that qualified as hedges on the date of adoption and thus no adjustment was made to beginning retained earnings. In conjunction with the adoption of ASU 2017-12, we made the transition election to reclassify approximately $743.4 million in book value of securities from HTM to AFS that qualified for the last-of-layer method described in ASU 2017-12.
Revenue Recognition
Our revenue consists of net interest income on financial assets and financial liabilities and noninterest income.  The classifications of our revenue are presented in the consolidated statements of income. On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective method. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
ASU 2014-09 permits an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. We generally expense sales commissions when incurred because the amortization period is within one year or less. These costs are recorded within salaries and employee benefits on the consolidated statements of income.
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of goods or services. Under ASC 2014-09’s practical expedient to recognize revenue equal to the amounts for which we have a right to invoice, revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of those goods or services.
The following summarizes our revenue recognition policies as they relate to revenue from contracts with customers under ASU 2014-09:

•
Deposit services. Service charges on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. Our deposit services also include our ATM and debit card interchange revenue that is presented net of the associated costs. Interchange revenue is generated by our deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.

•
Trust income. Trust income includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and when we have a right to invoice and are based on either the market value of the assets managed or the services provided.

•
Brokerage services. Brokerage services income includes fees and commissions charged when we arrange for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.

•
Other noninterest income. Other noninterest income includes among other things, merchant services income. Merchant services revenue is derived from third party vendors that process credit card transactions on behalf of our merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

Securities
Available for Sale (“AFS”).  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield on alternative investments are classified as AFS.  These assets are carried at fair value with changes recorded in other comprehensive income.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.
Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
Equity Investments. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity investments were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (“AOCI”), net of tax. Equity investments without readily determinable fair values are recorded at cost less impairment, if any.
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
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date. If the debt security is not called at the earliest call date, the holder of the debt security would be required to reset the effective yield on the debt security based on the payment terms required by the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have elected to adopt on January 1, 2019. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative adjustment directly to retained earnings as of the beginning of the period of adoption. We have evaluated an estimate of the potential impact of the pending adoption of ASU 2017-08 on our consolidated financial statements. Based on our existing municipal securities portfolio, we believe the change to amortizing premiums to the earliest call date will increase amortization expense recorded through interest income for the year ended December 31, 2019 by approximately $3.4 million, net of tax.

2.    Acquisition
On November 30, 2017, we acquired 100% of the outstanding stock of Diboll State Bancshares, Inc. and its wholly-owned subsidiary First Bank & Trust East Texas (collectively, “Diboll”) headquartered in Diboll, Texas. Diboll operated 17 banking offices in Diboll and surrounding areas. We acquired Diboll to further expand our presence in the East Texas market. The operations of Diboll were merged into the Company as of the date of the acquisition.
The Diboll acquisition was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. As of December 31, 2017, the Company recognized $109.7 million in initial goodwill associated with the Diboll acquisition. Our consolidated goodwill totaled $201.2 million as of March 31, 2018 and December 31, 2017. For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Diboll, see "Note 2 - Acquisition" in our Annual Report on Form 10-K for the year ended December 31, 2017.

3.     Earnings Per Share
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic and Diluted Earnings:
Net income	$16,251	$14,989
Basic weighted-average shares outstanding	35,022	29,288
Add: Stock awards	178	216
Diluted weighted-average shares outstanding	35,200	29,504
Basic Earnings Per Share:
Net Income	$0.46	$0.51
Diluted Earnings Per Share:
Net Income	$0.46	$0.51
For the three-month periods ended March 31, 2018 and 2017, there were approximately 41,000 and 50,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(25,501)	4,245	—	—	(21,256)
Reclassified from accumulated other comprehensive income (1)	1,072	(127)	(2)	475	1,418
Income tax benefit (expense)	5,130	(865)	1	(100)	4,166
Net current-period other comprehensive (loss) income, net of tax	(19,299)	3,253	(1)	375	(15,672)
Ending balance, net of tax	$(35,594)	$9,652	$(134)	$(25,894)	$(51,970)

(1)
As discussed in “Note 1 – Summary of Significant Accounting and Reporting Policies,” the Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

	Three Months Ended March 31, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive income (loss):
Other comprehensive income before reclassifications	4,885	193	—	—	5,078
Reclassified from accumulated other comprehensive income	166	370	(2)	391	925
Income tax (expense) benefit	(1,768)	(197)	1	(137)	(2,101)
Net current-period other comprehensive income (loss), net of tax	3,283	366	(1)	254	3,902
Ending balance, net of tax	$(20,425)	$4,961	$(134)	$(18,993)	$(34,591)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended March 31,
	2018	2017

Unrealized losses on securities transferred:
Amortization of unrealized losses (1)	$(138)	$(488)
Tax benefit	29	171
Net of tax	$(109)	$(317)

Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (2)	$(827)	$322
Tax benefit (expense)	174	(113)
Net of tax	$(653)	$209

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$106	$(379)
Tax (expense) benefit	(22)	133
Net of tax	$84	$(246)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$21	$9
Tax expense	(4)	(3)
Net of tax	$17	$6

Amortization of pension plan:
Net actuarial loss (4)	$(475)	$(391)
Prior service credit (4)	2	2
Total before tax	(473)	(389)
Tax benefit	99	136
Net of tax	(374)	(253)
Total reclassifications for the period, net of tax	$(1,035)	$(601)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net (loss) gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of March 31, 2018 and December 31, 2017 are reflected in the tables below (in thousands):

	March 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$789,752	$8,000	$16,394	$781,358
Other Stocks and Bonds	5,006	—	8	4,998
Mortgage-backed Securities: (1)
Residential	743,381	3,501	15,092	731,790
Commercial	552,568	1,027	9,202	544,393
Total	$2,090,707	$12,528	$40,696	$2,062,539

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$3,207	$—	$36	$3,171
Mortgage-backed Securities: (1)
Residential	60,256	231	1,641	58,846
Commercial	101,384	189	2,285	99,288
Total	$164,847	$420	$3,962	$161,305

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$—	$108,869
State and Political Subdivisions	392,760	3,895	3,991	392,664
Other Stocks and Bonds	5,024	31	—	5,055
Other Equity Securities (2)	6,027	—	107	5,920
Mortgage-backed Securities: (1)
Residential	720,930	4,476	7,377	718,029
Commercial	308,357	761	900	308,218
Total	$1,541,967	$9,163	$12,375	$1,538,755

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$413,632	$10,879	$2,583	$421,928
Mortgage-backed Securities: (1)
Residential	129,044	1,631	239	130,436
Commercial	366,830	3,812	1,206	369,436
Total	$909,506	$16,322	$4,028	$921,800

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

From time to time, we have transferred securities from available for sale (“AFS”) to held to maturity (“HTM”) due to overall balance sheet strategies. The net unamortized, unrealized loss on the remaining transferred securities included in AOCI in the accompanying balance sheets totaled $16.9 million ($13.3 million, net of tax) at March 31, 2018 and $17.4 million ($13.8 million, net of tax) at December 31, 2017. We transferred these securities due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the three months ended March 31, 2018 or the year ended December 31, 2017.

On January 1, 2018, we early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and in conjunction with the adoption took the one-time transition election to reclassify approximately $743.4 million book value of securities from HTM to AFS that qualified for hedging under the last-of-layer approach.. The unrealized gain of $11.9 million ($9.4 million, net of tax) on the transferred securities was recognized in other comprehensive income on the date of transfer.

The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$299,263	$5,177	$210,827	$11,217	$510,090	$16,394
Other Stocks and Bonds	4,998	8	—	—	4,998	8
Mortgage-backed Securities:
Residential	515,266	8,898	100,400	6,194	615,666	15,092
Commercial	464,092	8,389	12,799	813	476,891	9,202
Total	$1,283,619	$22,472	$324,026	$18,224	$1,607,645	$40,696
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$3,033	$36	$—	$—	$3,033	$36
Mortgage-backed Securities:
Residential	50,381	1,491	2,269	150	52,650	1,641
Commercial	77,938	1,500	12,337	785	90,275	2,285
Total	$131,352	$3,027	$14,606	$935	$145,958	$3,962

	As of December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$32,341	$121	$172,006	$3,870	$204,347	$3,991
Other Equity Securities (1)	5,920	107	—	—	5,920	107
Mortgage-backed Securities:
Residential	429,742	3,232	102,973	4,145	532,715	7,377
Commercial	146,796	419	13,134	481	159,930	900
Total	$614,799	$3,879	$288,113	$8,496	$902,912	$12,375
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$85,608	$807	$56,736	$1,776	$142,344	$2,583
Mortgage-backed Securities:
Residential	24,707	157	2,736	82	27,443	239
Commercial	136,491	782	13,552	424	150,043	1,206
Total	$246,806	$1,746	$73,024	$2,282	$319,830	$4,028

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at March 31, 2018.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at March 31, 2018.
Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
U.S. Treasury	$108	$315
U.S. Government Agency Debentures	89	—
State and Political Subdivisions	6,381	6,554
Other Stocks and Bonds	30	34
Other Equity Securities (1)	—	28
Mortgage-backed Securities	10,894	10,045
Total interest income on securities	$17,502	$16,976

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

Of the $827,000 in net securities loss from the AFS portfolio for the three months ended March 31, 2018, there were $941,000 in realized gains and $1.8 million in realized losses.  Of the $322,000 in net securities gains from the AFS portfolio for the three months ended March 31, 2017, there were $1.7 million in realized gains and $1.4 million in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2018 or 2017. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2018, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2018
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$35,143	$34,893
Due after one year through five years	81,926	82,446
Due after five years through ten years	179,060	179,134
Due after ten years	498,629	489,883
	794,758	786,356
Mortgage-backed Securities	1,295,949	1,276,183
Total	$2,090,707	$2,062,539

	March 31, 2018
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$110	$110
Due after one year through five years	1,124	1,115
Due after five years through ten years	1,973	1,946
Due after ten years	—	—
	3,207	3,171
Mortgage-backed Securities:	161,640	158,134
Total	$164,847	$161,305

Investment securities and MBS with carrying values of $1.34 billion and $1.24 billion were pledged as of March 31, 2018 and December 31, 2017, respectively. Pledged securities may be used to collateralize one or more of the following: Federal Home Loan Bank of Dallas (“FHLB”) borrowings, repurchase agreements, and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheet include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2018, we had equity investments recorded in our consolidated balance sheet of $12.1 million. At December 31, 2017, we had $5.8 million in equity investments without readily determinable fair values recorded at cost, which approximated their fair value.

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, these equity investments were classified as AFS and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity investments without readily determinable fair values are recorded at cost less any impairment, if any.

At December 31, 2017, we had $5.9 million in equity investments included in AFS securities and recorded at fair value, with net unrealized losses of $85,000 recognized in AOCI. On January 1, 2018, these unrealized losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity investments during the three months ended March 31, 2018 (in thousands):

Three months ended
March 31, 2018
Net (losses) recognized during the period on equity investments	$(92)
Less: Net gains and (losses) recognized during the period on equity investments sold during the period	—
Unrealized (losses) recognized during the reporting period on equity investments still held at the reporting date	$(92)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2018.

Federal Home Loan Bank Stock

Our FHLB stock, which has limited marketability, is carried at cost.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2018	December 31, 2017
Real Estate Loans:
Construction	$474,791	$475,867
1-4 Family Residential	797,088	805,341
Commercial	1,285,591	1,265,159
Commercial Loans	281,901	266,422
Municipal Loans	342,404	345,798
Loans to Individuals	127,852	135,769
Total Loans (1)	3,309,627	3,294,356
Less: Allowance for Loan Losses (2)	24,220	20,781
Net Loans	$3,285,407	$3,273,575

(1)	Includes approximately $803.2 million and $861.8 million of acquired loans as of March 31, 2018 and December 31, 2017, respectively.

(2)
Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss. There was no allowance for loan loss recorded on purchase credit impaired (“PCI”) loans as of March 31, 2018 and December 31, 2017.

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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2018 consisted of $1.17 billion of owner and non-owner occupied real estate, $99.0 million of loans secured by multi-family properties and $17.5 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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

These factors are also considered for the non-PCI loan portfolio specifically in regards to changes in credit quality, past due, nonaccrual and charge-off trends.
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	(65)	(82)	3,266	333	(9)	292	3,735
Loans charged off	(14)	—	—	(85)	—	(668)	(767)
Recoveries of loans charged off	—	14	2	43	—	412	471
Balance at end of period	$3,597	$2,377	$14,089	$2,385	$851	$921	$24,220

	Three Months Ended March 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (2)	(722)	(62)	1,577	(112)	(4)	421	1,098
Loans charged off	(18)	(287)	—	(3)	—	(746)	(1,054)
Recoveries of loans charged off	—	1	6	111	—	412	530
Balance at end of period	$3,407	$2,317	$8,787	$2,259	$746	$969	$18,485
(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss.

(2)	Of the $3.7 million and $1.1 million recorded in provision for loan losses for the three months ended March 31, 2018 and March 31, 2017, none related to provision expense on PCI loans.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of March 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$1	$14	$3,892	$305	$10	$91	$4,313
Ending balance – collectively evaluated for impairment	3,596	2,363	10,197	2,080	841	830	19,907
Balance at end of period	$3,597	$2,377	$14,089	$2,385	$851	$921	$24,220

	As of December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$14	$14	$252	$10	$51	$353
Ending balance – collectively evaluated for impairment	3,664	2,431	10,807	1,842	850	834	20,428
Balance at end of period	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

(1)	There was no allowance for loan losses associated with PCI loans as of March 31, 2018 or December 31, 2017.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	March 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$70	$1,563	$31,056	$1,472	$502	$266	$34,929
Loans collectively evaluated for impairment	473,737	783,838	1,231,043	276,002	341,902	126,674	3,233,196
Purchased credit impaired loans	984	11,687	23,492	4,427	—	912	41,502
Total ending loan balance	$474,791	$797,088	$1,285,591	$281,901	$342,404	$127,852	$3,309,627

	December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$86	$1,581	$895	$1,429	$502	$205	$4,698
Loans collectively evaluated for impairment	475,505	797,111	1,232,327	259,745	345,296	134,441	3,244,425
Purchased credit impaired loans	276	6,649	31,937	5,248	—	1,123	45,233
Total ending loan balance	$475,867	$805,341	$1,265,159	$266,422	$345,798	$135,769	$3,294,356

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	March 31, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$472,230	$1,508	$74	$956	$23	$474,791
1-4 Family Residential	786,978	593	824	7,799	894	797,088
Commercial	1,146,212	21,209	45,762	71,458	950	1,285,591
Commercial Loans	268,540	5,143	3,104	4,729	385	281,901
Municipal Loans	341,023	—	879	502	—	342,404
Loans to Individuals	126,558	50	85	701	458	127,852
Total	$3,141,541	$28,503	$50,728	$86,145	$2,710	$3,309,627

	December 31, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$471,446	$3,329	$77	$982	$33	$475,867
1-4 Family Residential	796,639	559	857	6,610	676	805,341
Commercial	1,136,576	26,275	25,301	76,625	382	1,265,159
Commercial Loans	247,430	9,625	3,956	5,203	208	266,422
Municipal Loans	344,366	—	930	502	—	345,798
Loans to Individuals	134,694	20	102	707	246	135,769
Total	$3,131,151	$39,808	$31,223	$90,629	$1,545	$3,294,356

(1)
Includes PCI loans comprised of $258,000 pass watch, $5.7 million special mention, $8.0 million substandard and $1.1 doubtful as of March 31, 2018. Includes PCI loans comprised of $362,000 pass watch, $6.0 million special mention, $10.5 million substandard and $925,000 doubtful as of December 31, 2017.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2018	At December 31, 2017
Nonaccrual loans (1)	$34,545	$2,937
Accruing loans past due more than 90 days (1)	4	1
Restructured loans (2)	5,839	5,767
Other real estate owned	2,014	1,613
Repossessed assets	42	154
Total Nonperforming Assets	$42,444	$10,472

(1)	Excludes PCI loans measured at fair value at acquisition.

(2)	Includes $2.9 million in PCI loans restructured as of March 31, 2018 and December 31, 2017.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $145,000 and $154,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2018 and December 31, 2017, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	March 31, 2018	December 31, 2017
Real Estate Loans:
Construction	$71	$86
1-4 Family Residential	1,739	1,098
Commercial	31,196	595
Commercial Loans	1,142	903
Loans to Individuals	397	255
Total	$34,545	$2,937
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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of March 31, 2018 or December 31, 2017.

	March 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$71	$70	$1
1-4 Family Residential	4,106	3,901	14
Commercial	31,521	31,379	3,892
Commercial Loans	1,841	1,720	305
Municipal Loans	502	502	10
Loans to Individuals	299	266	91
Total (1)	$38,340	$37,838	$4,313

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$91	$86	$12
1-4 Family Residential	4,141	3,952	14
Commercial	1,353	1,199	14
Commercial Loans	1,665	1,605	252
Municipal Loans	502	502	10
Loans to Individuals	237	205	51
Total (1)	$7,989	$7,549	$353

(1)	Includes $2.9 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of March 31, 2018 and December 31, 2017.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,592	$—	$54	$1,646	$473,145	$474,791
1-4 Family Residential	6,831	426	845	8,102	788,986	797,088
Commercial	1,480	28	197	1,705	1,283,886	1,285,591
Commercial Loans	667	431	521	1,619	280,282	281,901
Municipal Loans	—	—	—	—	342,404	342,404
Loans to Individuals	1,229	361	178	1,768	126,084	127,852
Total	$11,799	$1,246	$1,795	$14,840	$3,294,787	$3,309,627

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,302	$1,530	$68	$2,900	$472,967	$475,867
1-4 Family Residential	8,508	1,574	862	10,944	794,397	805,341
Commercial	1,357	24	5	1,386	1,263,773	1,265,159
Commercial Loans	662	400	333	1,395	265,027	266,422
Municipal Loans	422	—	—	422	345,376	345,798
Loans to Individuals	1,526	373	93	1,992	133,777	135,769
Total	$13,777	$3,901	$1,361	$19,039	$3,275,317	$3,294,356

(1)    Includes PCI loans measured at fair value at acquisition.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$78	$—	$467	$4
1-4 Family Residential	3,923	41	4,262	57
Commercial	11,970	3	1,522	19
Commercial Loans	1,623	17	5,787	19
Municipal Loans	502	7	571	8
Loans to Individuals	211	2	265	2
Total	$18,307	$70	$12,874	$109

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$207	$—	$—	$207	3
Loans to Individuals	104	—	—	104	1
Total	$311	$—	$—	$311	4

	Three Months Ended March 31, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$47	$—	$—	$47	1
Loans to Individuals	5	—	12	17	2
Total	$52	$—	$12	$64	3
Loans restructured as TDRs during the three months ended March 31, 2018 and 2017 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2018 and 2017 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2018 and 2017, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At March 31, 2018 and 2017, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	March 31, 2018	December 31, 2017
Outstanding principal balance	$47,826	$52,426
Carrying amount	$41,502	$45,233

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$18,721	$2,480
Changes in expected cash flows not affecting non-accretable differences	(1,445)	—
Reclassifications (to) from nonaccretable discount	(320)	1,819
Accretion	(1,138)	(296)
Balance at end of period	$15,818	$4,003

7. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2018	December 31, 2017
Federal funds purchased and repurchase agreements:
Balance at end of period	$7,825	$9,498
Average amount outstanding during the period (1) (5)	8,103	8,120
Maximum amount outstanding during the period (2)	8,079	9,498
Weighted average interest rate during the period (3) (5)	0.6%	0.2%
Interest rate at end of period (4)	0.5%	0.2%

FHLB borrowings:
Balance at end of period	$772,165	$1,017,361
Average amount outstanding during the period (1) (5)	928,677	1,222,033
Maximum amount outstanding during the period (2)	957,231	1,414,453
Weighted average interest rate during the period (3) (5)	1.6%	1.2%
Interest rate at end of period (4)	1.7%	1.4%

Subordinated notes, net of unamortized debt issuance costs:
Balance at end of period	$98,286	$98,248
Average amount outstanding during the period (1) (5)	98,267	98,172
Maximum amount outstanding during the period (2)	98,286	98,248
Weighted average interest rate during the period (3) (5)	5.8%	5.7%
Interest rate at end of period (4)	5.5%	5.5%

Trust preferred subordinated debentures, net of unamortized debt issuance costs:
Balance at end of period	$60,242	$60,241
Average amount outstanding during the period (1) (5)	60,241	60,238
Maximum amount outstanding during the period (2)	60,242	60,241
Weighted average interest rate during the period (3) (5)	3.8%	3.3%
Interest rate at end of period (4)	4.1%	3.6%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings include the effect of interest rate swaps.

(4)	Stated rate.

(5)	Interim period averages are annualized.

Maturities of fixed rate obligations based on scheduled repayments at March 31, 2018 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Federal funds purchased and repurchase agreements	$7,825	$—	$—	$—	$—	$—	$7,825
FHLB borrowings	428,509	275,665	55,643	6,000	—	6,348	772,165
Subordinated notes, net of unamortized debt issuance costs	—	—	—	—	—	98,286	98,286
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	—	—	—	—	60,242	60,242
Total obligations	$436,334	$275,665	$55,643	$6,000	$—	$164,876	$938,518

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 0.85% to 4.799% and with maturities of one month to 10.3 years.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $280.0 million at March 31, 2018 and December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 2.1 basis points. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.17%. In connection with obtaining these advance agreements, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2018 or December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2018, we had one outstanding letter of credit for $195,000. At March 31, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $1.12 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $7.8 million and $9.5 million at March 31, 2018 and December 31, 2017, respectively, and had maturities of less than one year.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2018	2017	2018	2017	2018	2017
Service cost	$384	$358	$—	$—	$63	$51
Interest cost	857	912	41	45	133	132
Expected return on assets	(1,620)	(1,512)	(73)	(54)	—	—
Net loss amortization	384	344	—	—	91	47
Prior service (credit) cost amortization	(3)	(4)	—	—	1	2
Net periodic benefit cost (income)	$2	$98	$(32)	$(9)	$288	$232

The service cost component is recorded on our consolidated income statement as salaries and employee benefits in noninterest expense while all other components other than service cost are recorded in other noninterest expense.

9.    Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of March 31, 2018, there were 2,011,515 shares remaining available for grant for future awards.
All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends unless otherwise indicated. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
There have been 57,275 nonqualified stock options (“NQSOs”) granted during the three months ended March 31, 2018 with an exercise price equal to the fair value of the shares at the date of grant with a weighted average exercise price of $34.60.  During the three months ended March 31, 2017, there were no stock option awards granted. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period. During the three months ended March 31, 2018, we granted 11,423 restricted stock units (“RSUs”) with a total value of $395,000. During the three months ended March 31, 2017, there were no RSUs granted. The RSUs vest in equal annual installments over either a one-, three- or four-year period.
Historically, shares issued in connection with stock compensation awards have been issued from available authorized shares. Beginning in the second quarter of 2017, shares were issued from available treasury shares. Shares issued in connection with stock compensation awards along with other related information are presented in the following table without the retroactive recognition of stock dividends (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
New shares issued from available authorized shares	—	33,596
New shares issued from available treasury shares	42,179	—
Total	42,179	33,596

Proceeds from stock option exercises	$801	$639
For the three months ended March 31, 2018 and 2017, we had share-based compensation expense of $456,000 and $494,000, respectively.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or as cash flow hedges of forecasted transactions. Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

From time to time, we have entered into certain interest rate swap contracts on specific variable rate advance agreements with the FHLB. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $240.0 million of variable rate advance agreements with the FHLB. The cash flows from the swap are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in AOCI shall be reclassified into earnings immediately. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. The existing gain in AOCI will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings.
At March 31, 2018, net derivative assets included $13.7 million of cash collateral received from counterparties under master netting agreements. At March 31, 2018, we had $424,000 of cash collateral payable that was not offset against derivative assets.
From time to time, we may enter into certain interest rate swaps, cap and floor contracts that are not designated as hedging instruments. These interest rate derivative contracts relate to transactions in which we enter into an interest rate swap, cap, or floor with a customer while concurrently entering into an offsetting interest rate swap, cap, or floor with a third-party financial institution. We agree to pay interest to the customer on a notional amount at a variable rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These interest rate derivative contracts allow our customers to effectively convert a variable rate loan to a fixed rate loan. The changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact our results of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. We recognized swap fee income associated with these derivative contracts immediately based upon the difference in the bid/ask spread of the underlying transactions with the customer and the third-party financial institution. The swap fee income is included in other noninterest income in our consolidated statements of income.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$240,000	$12,039	$—	$240,000	$7,922	$22
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	66,853	1,627	—	67,220	92	612
Swaps-Customer counterparties	66,853	—	1,627	67,220	612	92
Gross derivatives		13,666	1,627		8,626	726
Offsetting derivative assets/liabilities		—	—		(114)	(114)
Cash collateral received/posted		(13,666)	—		(7,900)	(520)
Net derivatives included in the consolidated balance sheets (2)		$—	$1,627		$612	$92

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure at March 31, 2018. We had net credit exposure of $30,000 related to interest rate swaps with financial institutions and $612,000 related to interest rate swaps with customers at December 31, 2017. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$240,000	5.0	1.75%	1.43%	$240,000	5.3	1.44%	1.43%
Swaps-Non-Hedging
Financial institution counterparties	66,853	12.5	1.70	2.37	67,220	12.7	1.39	2.37
Customer counterparties	66,853	12.5	2.37	1.70	67,220	12.7	2.37	1.39

11.  Fair Value Measurement
Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or the year ended December 31, 2017.

Securities Available for Sale and Equity Investments with readily determinable fair values – U.S. Treasury securities and equity investments are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from independent pricing services and obtain an understanding of the pricing methodologies used by these independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things, as stated in the pricing methodologies of the independent pricing services.

We review and validate the prices supplied by the independent pricing services for reasonableness by comparison to prices obtained from, in most cases, two additional third party sources. For securities where prices are outside a reasonable range, we further review those securities, based on internal ALCO approved procedures, to determine what a reasonable fair value measurement is for those securities, given available data.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at March 31, 2018 and December 31, 2017.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2018 and December 31, 2017, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2018:
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$781,358	$—	$781,358	$—
Other Stocks and Bonds	4,998	—	4,998	—
Mortgage-backed Securities: (1)
Residential	731,790	—	731,790	—
Commercial	544,393	—	544,393	—
Equity Investments:
Equity Investments (2)	5,825	5,825	—	—
Derivative assets:
Interest rate swaps	13,666	—	13,666	—
Total asset recurring fair value measurements	$2,082,030	$5,825	$2,076,205	$—

Derivative liabilities:
Interest rate swaps	$1,627	$—	$1,627	$—
Total liability recurring fair value measurements	$1,627	$—	$1,627	$—

Nonrecurring fair value measurements
Foreclosed assets	$2,056	$—	$—	$2,056
Impaired loans (3)	32,885	—	—	32,885
Total asset nonrecurring fair value measurements	$34,941	$—	$—	$34,941

	As of December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$108,869	$—
State and Political Subdivisions	392,664	—	392,664	—
Other Stocks and Bonds	5,055	—	5,055	—
Equity Investments (2)	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	718,029	—	718,029	—
Commercial	308,218	—	308,218	—
Derivative assets:
Interest rate swaps	8,626	—	8,626	—
Total asset recurring fair value measurements	$1,547,381	$5,920	$1,541,461	$—

Derivative liabilities:
Interest rate swaps	$726	$—	$726	$—
Total liability recurring fair value measurements	$726	$—	$726	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,767	$—	$—	$1,767
Impaired loans (3)	6,536	—	—	6,536
Total asset nonrecurring fair value measurements	$8,303	$—	$—	$8,303

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)
With the adoption of ASU 2016-01 on January 1, 2018, these investments are included in equity investments on our consolidated balance sheets. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

(3)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

FHLB stock - The carrying amount of FHLB stock is a reasonable estimate of the fair value of those assets.

Equity investments - Equity investments with readily determinable fair values are presented at fair value based upon the currently available bid-and-ask quotations publicly available on a market or exchange. The carrying value of other equity investments without readily determinable fair values are measured at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment of the same issuer. This carrying value is a reasonable estimate of the fair value of those assets.

Loans receivable - With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to use the exit price notion as required by the ASU. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information. For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets’ fair value.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$262,811	$262,811	$262,811	$—	$—
Investment Securities:
Held to maturity, at carrying value	3,207	3,171	—	3,171	—
Mortgage-backed Securities:
Held to maturity, at carrying value	161,640	158,134	—	158,134	—
FHLB stock, at cost	42,676	42,676	—	42,676	—
Equity investments	6,242	6,242	—	6,242	—
Loans, net of allowance for loan losses	3,285,407	3,225,587	—	—	3,225,587
Loans held for sale	2,003	2,003	—	2,003	—
Financial Liabilities:
Deposits	$4,641,897	$4,630,470	$—	$4,630,470	$—
Federal funds purchased and repurchase agreements	7,825	7,825	—	7,825	—
FHLB borrowings	772,165	748,889	—	748,889	—
Subordinated notes, net of unamortized debt issuance costs	98,286	96,863	—	96,863	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,242	47,894	—	47,894	—

		Estimated Fair Value
December 31, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$198,692	$198,692	$198,692	$—	$—
Investment Securities:
Held to maturity, at carrying value	413,632	421,928	—	421,928	—
Mortgage-backed Securities:
Held to maturity, at carrying value	495,874	499,872	—	499,872	—
FHLB stock, at cost	55,729	55,729	—	55,729	—
Equity investments	5,821	5,821	—	5,821	—
Loans, net of allowance for loan losses	3,273,575	3,269,316	—	—	3,269,316
Loans held for sale	2,001	2,001	—	2,001	—
Financial Liabilities:
Deposits	$4,515,447	$4,506,133	$—	$4,506,133	$—
Federal funds purchased and repurchase agreements	9,498	9,498	—	9,498	—
FHLB borrowings	1,017,361	1,008,292	—	1,008,292	—
Subordinated notes, net of unamortized debt issuance costs	98,248	99,665	—	99,665	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	47,622	—	47,622	—

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

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Current income tax expense	$2,345	$3,027
Deferred income tax benefit	(255)	(19)
Income tax expense	$2,090	$3,008

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three months ended March 31, 2018, there were no material adjustments made to the provisional amounts recorded with the remeasurement.

The Tax Act repealed the existing Alternative Minimum Tax (“AMT”). As of March 31, 2018, we had a remaining AMT tax credit of $6.9 million. This existing tax credit carryforward can be used to offset regular future tax liability. Additionally, this AMT credit is refundable in any taxable year after 2017 and before 2022 in an amount equal to 50% of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. We expect to realize the remaining AMT tax credit in 2018 to offset tax liability.

Net deferred tax assets totaled $16.6 million at March 31, 2018 and $12.2 million at December 31, 2017.  No valuation allowance for deferred tax assets was recorded at March 31, 2018 or December 31, 2017, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at March 31, 2018 or December 31, 2017.

We recognized income tax expense of $2.1 million, for an effective tax rate (“ETR”) of 11.4% for the three months ended March 31, 2018, compared to income tax expense of $3.0 million, for an ETR of 16.7%, for the three months ended March 31, 2017. The lower ETR for the three months ended March 31, 2018 was mainly due to the reduced corporate tax rate under the Tax Act from 35% to 21%. The ETR differs from the stated rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014 or Texas state tax examinations by tax authorities for years before 2013.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2018	At December 31, 2017
Unused commitments:
Commitments to extend credit	$805,719	$804,715
Standby letters of credit	15,446	14,890
Total	$821,165	$819,605

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

Securities. In the normal course of business we buy and sell securities. At March 31, 2018, there were $3.6 million of unsettled trades to purchase securities and $35.3 million of unsettled trades to sell securities. There were no unsettled trades to purchase securities and no unsettled trades to sell securities at December 31, 2017.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2018 or December 31, 2017.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) which impact the GSEs’ guarantees or ability to pay or issue debt;

•	adverse changes in the credit portfolio of other U.S. financial institutions relative to the performance of certain of our investment securities;

•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;

•	technological changes, including potential cyber-security incidents;

•
our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank’s ability to pay dividends to us;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	the risk that we may be required to take additional charges with respect to our deferred tax assets as a result of Tax Cuts and Jobs Act (“Tax Act”) in the event our estimates prove false;

•	execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
As of March 31, 2018, our review of the loan portfolio indicated that a loan loss allowance of $24.2 million was appropriate to cover probable losses in the portfolio.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Core Deposit Intangibles represent the cost savings derived from available core deposits relative to alternative financing. The cost of deposits on hand is evaluated against the Company’s primary source of funds, or FHLB advance agreements.
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
Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) and the OmniAmerican Bank Defined Benefit Plan (the “Acquired Plan”) are presented in “Note 11 – Employee Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2017.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Effective December 31, 2006, employee benefits under the Acquired Plan were frozen by Omni. In addition, no new participants may be added to the Acquired Plan. Assets in both plans, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the obligations of both plans include the discount rate and the estimated future return on assets in both plans. The rate of salary increases is another key assumption used in measuring the Plan obligation. The rate of salary increases is not required to measure the obligations of the Acquired Plan since the benefits are frozen.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the Plans at December 31, 2017.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions for the Plan are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We consider broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At March 31, 2018, the weighted-average actuarial assumptions of the Plan were: a discount rate of 3.71%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of participants in the plans, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE).  Net interest income (FTE) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the Consolidated Statements of Income. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets on a tax-equivalent basis. The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread (FTE) is the difference in the average yield on average earning assets on a tax equivalent basis and the average rate paid on average interest bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% and 35% marginal tax rate for the three months ended March 31, 2018 and 2017, respectively, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2018	2017
Net interest income (GAAP)	$44,133	$35,280
Tax equivalent adjustments:
Loans	582	1,035
Investment securities (tax-exempt)	1,619	3,375
Net interest income (FTE) (1)	$46,334	$39,690

Average earning assets	$5,891,352	$5,229,045

Net interest margin	3.04%	2.74%
Net interest margin (FTE) (1)	3.19%	3.08%

Net interest spread	2.80%	2.59%
Net interest spread (FTE) (1)	2.95%	2.93%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
Management believes adjusting net interest income, net interest margin and net interest spread to a fully taxable-equivalent basis is a standard practice in the banking industry as these measures provide useful information to make peer comparisons. Tax-equivalent adjustments are reported in the respective earning asset categories as listed in the “Average Balances with Average Yields and Rates” tables under Results of Operations.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At March 31, 2018	At December 31, 2017
Unused commitments:
Commitments to extend credit	$805,719	$804,715
Standby letters of credit	15,446	14,890
Total	$821,165	$819,605

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

Securities. In the normal course of business we buy and sell securities. At March 31, 2018, there were $3.6 million of unsettled trades to purchase securities and $35.3 million unsettled trades to sell securities. There were no unsettled trades to purchase securities and no unsettled trades to sell securities at December 31, 2017.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2018 or December 31, 2017.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended March 31, 2018, our net income increased $1.3 million, or 8.4%, to $16.3 million from $15.0 million for the same period in 2017. The increase was primarily the result of a $12.3 million increase in interest income and a $0.9 million decrease in income tax expense, partially offset by a $5.8 million increase in noninterest expense, a $3.5 million increase in interest expense and a $2.6 million increase in provision for loan losses. Earnings per diluted common share decreased $0.05, or 9.8% to $0.46 for the three months ended March 31, 2018, from $0.51 for the same period in 2017.

Financial Condition

Our total assets decreased $124.9 million, or 1.9%, to $6.37 billion at March 31, 2018 from $6.50 billion at December 31, 2017 as a result of decreases in our securities portfolio and FHLB stock, partially offset by increases in interest earning deposits, unsettled trades to sell securities and our loan portfolio. Our securities portfolio decreased by $220.9 million, or 9.0%, to $2.23 billion, compared to $2.45 billion at December 31, 2017 as we sold lower yielding AFS securities. Our FHLB stock decreased $13.1 million, or 23.4%, to $42.7 million from $55.7 million at December 31, 2017 due to FHLB borrowings paid off in the first quarter of 2018, reducing the required amount of FHLB stock that we must hold. Our interest earning deposits increased $71.7 million, or 64.3%, to $183.2 million at March 31, 2018, compared to $111.5 million at December 31, 2017.

Loans increased $15.3 million, or 0.5%, to $3.31 billion compared to $3.29 billion at December 31, 2017. The net increase in our loan portfolio was comprised of increases of $20.4 million of commercial real estate loans and $15.5 million of commercial loans, partially offset by decreases of $8.3 million of 1-4 family residential loans, $7.9 million of loans to individuals, $3.4 million of municipal loans and $1.1 million of construction loans.

Our nonperforming assets at March 31, 2018 increased 305.3%, to $42.4 million and represented 0.67% of total assets, compared to $10.5 million, or 0.16% of total assets at December 31, 2017.  Nonaccruing loans increased $31.6 million, or 1,076.2%, to $34.5 million and the ratio of nonaccruing loans to total loans increased to 1.04% at March 31, 2018 compared to 0.09% at December 31, 2017.  The increase in nonaccrual loans was primarily the result of the addition of two large commercial real estate relationships consisting of three loans during the first quarter of 2018. Restructured loans were $5.8 million at March 31, 2018, an increase of $72,000, or 1.2%, from $5.8 million at December 31, 2017. Other Real Estate Owned (“OREO”) increased to $2.0 million at March 31, 2018 from $1.6 million at December 31, 2017. Repossessed assets decreased to $42,000 at March 31, 2018 from $154,000 at December 31, 2017.

Our deposits increased $126.5 million, or 2.8%, to $4.64 billion at March 31, 2018 from $4.52 billion at December 31, 2017.  The increase in our deposits during 2018 was the result of an increase in brokered deposits, public fund deposits and private deposits. Our brokered deposits, public fund deposits and private deposits increased $53.0 million, $45.9 million and $27.6 million, respectively. The noninterest bearing deposits increased $18.0 million and interest bearing deposits increased $108.4 million.

Total FHLB borrowings decreased $245.2 million, or 24.1%, to $772.2 million at March 31, 2018 from $1.02 billion at December 31, 2017 due primarily to a decrease in securities during the first quarter of 2018.

Shareholders’ equity at March 31, 2018 totaled $746.4 million compared to $754.1 million at December 31, 2017. The decrease was primarily the result of an increase in accumulated other comprehensive loss of $15.7 million and cash dividends paid of $9.8 million, partially offset by net income of $16.3 million recorded for the three months ended March 31, 2018, net issuance of common stock under employee stock plans of $761,000, stock compensation expense of $456,000 and common stock issued under our dividend reinvestment plan of $353,000.

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
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
During the three months ended March 31, 2018, we sold U.S. Agency CMOs, U.S. Agency CMBS, U.S. Government Agency debentures and U.S. Treasury securities that resulted in an overall loss on the sale of AFS securities of $827,000. We sold selected long-term CMBS, low yielding U.S. Government Agency debentures and lower yielding CMOs.  During the fourth quarter of 2017, we recorded an impairment charge of $234,000 in connection with $109 million of impaired U.S. Agency debentures that we sold during January 2018. These security sales were designed to address risks from higher funding costs and declining spreads for these securities. The sales of lower yielding fixed rate securities were to help alleviate margin compression brought on by the increase in interest rates by the Federal Reserve. During the three months ended March 31, 2018, sales of securities were partially offset by additional purchases of premium U.S. Agency CMOs, U.S. Agency pass-throughs, U.S. Treasury securities and Texas municipal securities with favorable expected returns and defensive risk profiles. We early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” on January 2, 2018, and in conjunction with the adoption, made the transition election to reclassify from HTM to AFS approximately $743.4 million in book value of securities that qualified for the last-of-layer approach.
Our investment securities and U.S. Agency MBS decreased from $2.45 billion at December 31, 2017 to $2.23 billion at March 31, 2018. The decrease was due to higher funding costs and the realigning of the securities portfolio acquired in the Diboll acquisition to meet our balance sheet strategy and ALCO objectives in this developing interest rate environment.
At March 31, 2018, securities decreased as a percentage of assets to 34.9% as compared to 37.7% at December 31, 2017 due to the $220.9 million, or 9.0%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.  Should the economics of purchasing securities decrease, as it did this quarter, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 24.1%, or $245.2 million, to $772.2 million at March 31, 2018 from $1.02 billion at December 31, 2017 due primarily to a decrease in the securities portfolio during 2018. From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $280.0 million at March 31, 2018 and December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 2.1 basis points. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.170%. In connection with obtaining these advance agreements, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.345% and original terms ranging from five years to ten years.

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
Our brokered CDs increased from $60.2 million at December 31, 2017 to $114.7 million at March 31, 2018, or 90.5%, due to lower funding costs compared to other funding alternatives and ALCO objectives. At March 31, 2018, approximately $109.0 million of our brokered CDs were non-callable with a weighted average cost of 166 basis points and remaining maturities of less than twelve months. The remaining $5.7 million have short-term calls that we control and mature within twenty-one months. Our wholesale funding policy currently allows maximum brokered deposits of $250.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the three months ended March 31, 2018, the decrease in FHLB borrowings combined with the increase in deposits, partially offset by the increase in brokered CDs, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 19.6% at March 31, 2018 from 24.3% at December 31, 2017.
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

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2018 and 2017. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information.

	Average Balances with Average Yields and Rates
	Three Months Ended
	March 31, 2018			March 31, 2017
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,300,506	$39,401	4.84%	$2,549,230	$28,241	4.49%
Loans held for sale	1,543	11	2.89%	7,023	48	2.77%
Securities:
Investment securities (taxable) (2)	39,332	227	2.34%	86,511	377	1.77%
Investment securities (tax-exempt) (2)	805,091	8,000	4.03%	779,772	9,929	5.16%
Mortgage-backed and related securities (2)	1,557,140	10,894	2.84%	1,570,510	10,045	2.59%
Total securities	2,401,563	19,121	3.23%	2,436,793	20,351	3.39%
FHLB stock, at cost, and equity investments	67,000	414	2.51%	66,547	298	1.82%
Interest earning deposits	107,488	399	1.51%	162,235	346	0.86%
Federal funds sold	13,252	49	1.50%	7,217	14	0.79%
Total earning assets	5,891,352	59,395	4.09%	5,229,045	49,298	3.82%
Cash and due from banks	78,031			53,528
Accrued interest and other assets	493,974			350,729
Less: Allowance for loan losses	(21,005)			(18,130)
Total assets	$6,442,352			$5,615,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$353,770	184	0.21%	$252,744	92	0.15%
Time deposits	1,170,024	3,895	1.35%	927,610	2,227	0.97%
Interest bearing demand deposits	2,009,154	3,372	0.68%	1,707,996	1,962	0.47%
Total interest bearing deposits	3,532,948	7,451	0.86%	2,888,350	4,281	0.60%
FHLB borrowings	928,677	3,632	1.59%	1,302,335	3,464	1.08%
Subordinated notes, net of unamortized debt issuance costs	98,267	1,398	5.77%	98,117	1,393	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	569	3.83%	60,237	467	3.14%
Other borrowings	8,103	11	0.55%	6,986	3	0.17%
Total interest bearing liabilities	4,628,236	13,061	1.14%	4,356,025	9,608	0.89%
Noninterest bearing deposits	1,016,707			693,729
Accrued expenses and other liabilities	44,015			39,960
Total liabilities	5,688,958			5,089,714
Shareholders’ equity	753,394			525,458
Total liabilities and shareholders’ equity	$6,442,352			$5,615,172
Net interest income (FTE)		$46,334			$39,690
Net interest margin (FTE)			3.19%			3.08%
Net interest spread (FTE)			2.95%			2.93%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2018 and 2017, loans totaling $34.5 million and $7.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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
Net interest income for the three months ended March 31, 2018 increased $8.9 million, or 25.1%, to $44.1 million, compared to $35.3 million for the same period in 2017. The increase in net interest income for the three months ended March 31, 2018, compared to the same period in 2017, was due to the increase in interest income primarily from our loan portfolio, partially offset by the increase in interest expense associated primarily with our deposits. Total interest income increased $12.3 million, or 27.4%, to $57.2 million during the three months ended March 31, 2018, compared to $44.9 million during the same period in 2017. Total interest expense increased $3.5 million, or 35.9%, to $13.1 million during the three months ended March 31, 2018, compared to $9.6 million during the same period in 2017.

Analysis of Changes in Interest Income and Interest Expense
The following table presents on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and from changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands):

	Three Months Ended March 31, 2018 Compared to 2017
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$8,834	$2,326	$11,160
Loans held for sale	(39)	2	(37)
Investment securities (taxable)	(247)	97	(150)
Investment securities (tax-exempt) (1)	313	(2,242)	(1,929)
Mortgage-backed securities	(86)	935	849
FHLB stock, at cost, and equity investments	2	114	116
Interest earning deposits	(144)	197	53
Federal funds sold	17	18	35
Total earning assets	8,650	1,447	10,097
Interest expense on:
Savings deposits	44	48	92
Time deposits	673	995	1,668
Interest bearing demand deposits	390	1,020	1,410
FHLB borrowings	(1,171)	1,339	168
Subordinated notes, net of unamortized debt issuance costs	2	3	5
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	102	102
Other borrowings	1	7	8
Total interest bearing liabilities	(61)	3,514	3,453
Net change	$8,711	$(2,067)	$6,644

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was attributable to the increase in average earning assets of $662.3 million, or 12.7%, to $5.89 billion for the three months ended March 31, 2018 from $5.23 billion for the same period in 2017, and the increase in the average yield on earning assets to 4.09% for the three months ended March 31, 2018 from 3.82% for the three months ended March 31, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in interest earning deposits and the securities portfolio. The increase in the average yield on total earning assets during the three months ended March 31, 2018 was the result of increases in the average yields on most of the earning asset categories partially offset by the decrease in the average yield on tax-exempt investment securities.

The increase in total interest expense for the three months ended March 31, 2018 was attributable to the increase in average interest bearing liabilities of $272.2 million, or 6.2%, to $4.63 billion during the three months ended March 31, 2018 from $4.36 billion during the three months ended March 31, 2017, and an increase in the average rates paid on total interest bearing liabilities to 1.14% for the three months ended March 31, 2018 from 0.89% for the three months ended March 31, 2017.  The increase in average interest-bearing liabilities was also a result of the acquisition of Diboll during the fourth quarter of 2017, partially offset by a decrease in FHLB borrowings. The increase in average rates paid on interest bearing liabilities was primarily due to rising interest rates during 2017 and 2018.
Our net interest margin (FTE) increased to 3.19% for the three months ended March 31, 2018, compared to 3.08% for the same period in 2017 and our net interest spread (FTE) increased slightly to 2.95%, compared to 2.93% for the same period in 2017, due to the increase in the average yield on earning assets, partially offset by higher average rates paid on interest bearing liabilities.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
In connection with the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, debit card expense and brokerage service expense for the three months ended March 31, 2018, previously reported in ATM and debit card expense and other noninterest expense are netted with deposit services income and brokerage services income, respectively. Due to the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2018
			Change From
	2018	2017	2017
Deposit services	$6,179	$5,114	$1,065	20.8%
Net (loss) gain on sale of securities available for sale	(827)	322	(1,149)	(356.8)%
Gain on sale of loans	115	701	(586)	(83.6)%
Trust income	1,760	890	870	97.8%
Bank owned life insurance income	632	634	(2)	(0.3)%
Brokerage services	450	547	(97)	(17.7)%
Other noninterest income	1,301	1,465	(164)	(11.2)%
Total noninterest income	$9,610	$9,673	$(63)	(0.7)%
The decrease in noninterest income for the three months ended March 31, 2018 when compared to the same period in 2017 was due to a decrease in net gain on sale of securities available for sale and a decrease in gain on sale of loans, partially offset by an increase in deposit services and trust income.
Deposit services income is a primarily a result of the Diboll deposit accounts acquired in the merger during the fourth quarter of 2017 and consists of an increase in income of $1.9 million prior to netting out the debit card expense of $796,000.
We sold U.S. Government Agency debentures, U.S. Agency CMOs, U.S. Treasury securities and U.S. Agency CMBS that resulted in a net loss on sale of AFS securities of $827,000 for the three months ended March 31, 2018.
The decrease in gain on sale of loans was primarily due to a decline in the volume of loans sold.
The increase in trust income was largely a result of the merger with Diboll.
Brokerage services income reflects a decrease due to the netting of brokerage services expense of $151,000 for the three months ended March 31, 2018.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2018
			Change From
	2018	2017	2017
Salaries and employee benefits	$18,559	$16,007	$2,552	15.9%
Occupancy expense	3,583	2,863	720	25.1%
Acquisition expense	832	—	832	—%
Advertising, travel & entertainment	685	583	102	17.5%
ATM and debit card expense	346	927	(581)	(62.7)%
Professional fees	1,070	939	131	14.0%
Software and data processing expense	1,023	725	298	41.1%
Telephone and communications	538	526	12	2.3%
FDIC insurance	497	441	56	12.7%
Amortization expense on intangibles	1,378	431	947	219.7%
Other noninterest expense	3,156	2,416	740	30.6%
Total noninterest expense	$31,667	$25,858	$5,809	22.5%
The increase in noninterest expense for the three months ended March 31, 2018 compared to the same period in 2017 was primarily the result of the acquisition of Diboll on November 30, 2017 and certain other factors as identified below.
Salary and employee benefits increased for the three months ended March 31, 2018 compared to the same period in 2017 due to increases in direct salary expense and retirement expense. Direct salary expense increased $2.2 million, or 16.2%, during the three months ended March 31, 2018 compared to the same period in the prior year due to additional employees as a result of the acquisition of Diboll and one-time bonus payments of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act, and to a lesser extent, normal salary increases effective in the first quarter of 2018. Retirement expense increased $330,000, or 45.0%, primarily due to an increase in both the 401(k) Plan matching expense and ESOP expense.
Occupancy expense increased during the three months ended March 31, 2018 primarily due to increased depreciation, real estate taxes, janitorial, and various other occupancy related expense associated with the Diboll locations acquired. Also included in occupancy expense is additional rent expense of $164,000 recorded in connection with the closure of one of our retail locations located within close proximity to an acquired Diboll location.
Acquisition expense consisted primarily of $652,000 in change in control payment accruals and severance payments and $180,000 in additional professional fees.
ATM and debit card expense decreased for the three months ended March 31, 2018, compared to the same period in 2017. In connection with the application of ASU 2014-09 effective January 1, 2018, debit card expense related to interchange revenue of $796,000 is now netted with deposit services income as part of noninterest income. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
Software and data processing expense increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the additional data processing expense and integration costs in connection with the acquisition of Diboll.
Amortization expense on intangibles increased for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in 2018 was due to increased amortization related to both the core deposit intangible and trust relationship intangible recorded in the Diboll merger on November 30, 2017.
The increase in other noninterest expense for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increases in online banking expense, trust expense, printing and supplies expense and an overall general increase in other noninterest expenses directly related to the acquisition of Diboll. These increases were partially offset by an increase in net periodic benefit income related to our retirement plans and a decrease in the provision expense for losses on financial instruments with off-balance-sheet risk.

Income Taxes
Pre-tax income for the three months ended March 31, 2018 was $18.3 million compared to $18.0 million for the same period in 2017. We recorded income tax expense of $2.1 million for the three months ended March 31, 2018, compared to income tax expense of $3.0 million for the same period in 2017. The effective tax rate (“ETR”) as a percentage of pre-tax income was 11.4% for the three months ended March 31, 2018, compared to an ETR as a percentage of pre-tax income of 16.7% for the same period in 2017. The lower ETR and income tax expense for the three months ended March 31, 2018 compared to the same period in 2017 was mainly due to the reduced corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017.
The ETR differs from the stated rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, primarily due to tax-exempt income from municipal loans and securities, as well as, bank owned life insurance. The net deferred tax asset totaled $16.6 million at March 31, 2018 as compared to $12.2 million at December 31, 2017. The $4.4 million increase in the net deferred tax asset is the result of the increase in unrealized loss in the AFS securities portfolio. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three months ended March 31, 2018, there were no material adjustments made to the provisional amounts recorded with the remeasurement. See “Note 12-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for deferred tax assets was recorded at March 31, 2018 or December 31, 2017, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of our total assets.  At March 31, 2018, these investments were 6.4% of total assets, as compared with 6.9% for December 31, 2017 and 7.7% for March 31, 2017.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at March 31, 2018.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at March 31, 2018 we had one outstanding letter of credit for $195,000.  At March 31, 2018, the amount of additional funding Southside Bank could obtain from FHLB, secured by a portion of loans and certain securities, was approximately $1.12 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Capital Resources
Our total shareholders’ equity at March 31, 2018 decreased 1.0%, or $7.7 million, to $746.4 million, or 11.7% of total assets, compared to $754.1 million, or 11.6% of total assets at December 31, 2017.
The decrease in shareholders’ equity was primarily the result of an increase in accumulated other comprehensive loss of $15.7 million and cash dividends paid of $9.8 million, partially offset by net income of $16.3 million recorded for the three months ended March 31, 2018, net issuance of common stock under employee stock plans of $761,000, stock compensation expense of $456,000 and common stock issued under our dividend reinvestment plan of $353,000.

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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of March 31, 2018, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
March 31, 2018	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$574,912	14.76%	$175,280	4.50%	N/A	N/A
Bank Only	$702,980	18.05%	$175,274	4.50%	$253,173	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$633,343	16.26%	$233,707	6.00%	N/A	N/A
Bank Only	$702,980	18.05%	$233,698	6.00%	$311,598	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$757,741	19.45%	$311,610	8.00%	N/A	N/A
Bank Only	$729,091	18.72%	$311,598	8.00%	$389,497	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$633,343	10.17%	$249,145	4.00%	N/A	N/A
Bank Only	$702,980	11.29%	$249,021	4.00%	$311,276	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of March 31, 2018, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Return on Average Assets	1.02%	1.08%
Return on Average Shareholders’ Equity	8.75	11.57
Dividend Payout Ratio – Basic	60.87	49.02
Dividend Payout Ratio – Diluted	60.87	49.02
Average Shareholders’ Equity to Average Total Assets	11.69	9.36

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2017.  There were no substantial changes in these concentrations during the three months ended March 31, 2018.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
Total loans increased $15.3 million, or 0.5%, to $3.31 billion at March 31, 2018 from $3.29 billion at December 31, 2017, and increased $770.7 million, or 30.4%, from $2.54 billion at March 31, 2017.  Average loans increased $751.3 million, or 29.5%, for the three months ended March 31, 2018 when compared to the same period in 2017.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Since 2015, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has reflected slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve have exceeded the U.S. average. In 2014, decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels, combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices. At one point the price per barrel of crude oil traded below $30. As of March 31, 2018, the price per barrel of crude oil was approximately $65 compared to a high during 2014 of over $100. Despite this lower oil price, the overall Texas economy has continued to perform well over the last three years. A prolonged period of lower oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Energy loans comprised approximately 1.66% and 1.50% of our loan portfolio at March 31, 2018 and December 31, 2017, respectively.
We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.
The following table sets forth loan totals by class for the periods presented:

	At March 31, 2018	At December 31, 2017	At March 31, 2017
	(in thousands)
Real Estate Loans:
Construction	$474,791	$475,867	$362,367
1-4 Family Residential	797,088	805,341	622,881
Commercial	1,285,591	1,265,159	974,307
Commercial Loans	281,901	266,422	176,908
Municipal Loans	342,404	345,798	297,417
Loans to Individuals	127,852	135,769	105,038
Total Loans	$3,309,627	$3,294,356	$2,538,918
Construction loans decreased $1.1 million, or 0.2%, to $474.8 million at March 31, 2018 from $475.9 million at December 31, 2017, and increased $112.4 million, or 31.0%, from $362.4 million at March 31, 2017. Our construction loans decreased during the three months ended March 31, 2018 due to payoffs and transfers to permanent financing, more than offsetting new loans and advances on existing construction projects during that time. The increase compared to March 31, 2017 was due to continued growth in our Dallas-Fort Worth market as well as approximately $40.4 million in construction loans added as a result of the Diboll acquisition on November 30, 2017.
1-4 family residential loans decreased $8.3 million, or 1.0%, to $797.1 million at March 31, 2018 from $805.3 million at December 31, 2017, and increased $174.2 million, or 28.0%, from $622.9 million at March 31, 2017. Our 1-4 family residential loans decreased during the three months ended March 31, 2018 due to payoffs in excess of originations. The increase compared to March 31, 2017 included approximately $84.2 million in 1-4 family residential loans added as a result of the Diboll acquisition on November 30, 2017.
Commercial real estate loans increased $20.4 million, or 1.6%, to $1.29 billion at March 31, 2018 from $1.27 billion at December 31, 2017, and increased $311.3 million, or 31.9%, from $974.3 million at March 31, 2017. Our commercial real estate loans continued to increase during the three months ended March 31, 2018 primarily as a result of providing permanent financing on completed construction projects and continued growth in our Austin and Dallas-Fort Worth markets. The increase compared to March 31, 2017 included approximately $351.3 million in commercial real estate loans added as a result of the Diboll acquisition on November 30, 2017.
Commercial loans increased $15.5 million, or 5.8%, to $281.9 million at March 31, 2018 from $266.4 million at December 31, 2017, and increased $105.0 million, or 59.3%, from $176.9 million at March 31, 2017. Our commercial loans increased during the three months ended March 31, 2018 due to originations in excess of payoffs. The increase compared to March 31, 2017 included approximately $86.8 million in commercial loans added as a result of the Diboll acquisition on November 30, 2017.
Municipal loans decreased $3.4 million, or 1.0%, to $342.4 million at March 31, 2018 from $345.8 million at December 31, 2017, and increased $45.0 million, or 15.1%, from $297.4 million at March 31, 2017. The increase compared to March 31, 2017 included approximately $7.8 million in municipal loans added as a result of the Diboll acquisition on November 30, 2017.
Loans to individuals decreased $7.9 million, or 5.8%, to $127.9 million at March 31, 2018, from $135.8 million at December 31, 2017, and increased $22.8 million, or 21.7%, from $105.0 million at March 31, 2017. Our loans to individuals decreased during the three months ended March 31, 2018 primarily due to payoffs outpacing originations and the continued roll-off in the indirect loan portfolio. The increase compared to March 31, 2017 includes approximately $50.8 million in loans to individuals added as a result of the Diboll acquisition on November 30, 2017.
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
As of March 31, 2018, our review of the loan portfolio indicated that a loan loss allowance of $24.2 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2018, the allowance for loan losses increased $3.4 million, or 16.5%, to $24.2 million, or 0.73% of total loans, when compared to $20.8 million, or 0.63% of total loans at December 31, 2017, and increased $5.7 million, or 31.0%, from $18.5 million, or 0.73% of total loans at March 31, 2017, due primarily to an increase in nonaccruals during the first quarter of 2018 as well as growth in the loan portfolio since March 31, 2017.
For the three months ended March 31, 2018, loan charge-offs were $767,000 and recoveries were $471,000. For the three months ended March 31, 2017, loan charge-offs were $1.1 million and recoveries were $530,000, respectively. The necessary provision expense was estimated at $3.7 million for the three months ended March 31, 2018, an increase of $2.6 million, or 240.2%, from $1.1 million for the comparable period in 2017. The increase in provision expense for the three months ended March 31, 2018 was primarily due to two large commercial real estate loan relationships totaling approximately $30.0 million placed on nonaccrual status.
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
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2018	At December 31, 2017	At March 31, 2017
Nonaccrual loans (1)	$34,545	$2,937	$7,261
Accruing loans past due more than 90 days (1)	4	1	1
Restructured loans (2)	5,839	5,767	6,424
Other real estate owned	2,014	1,613	367
Repossessed assets	42	154	26
Total Nonperforming Assets	$42,444	$10,472	$14,079

(1) Excludes PCI loans measured at fair value at acquisition.
(2) Includes $2.9 million, $2.9 million, and $3.0 million in PCI loans restructured as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

	At March 31, 2018	At December 31, 2017	At March 31, 2017
Asset Quality Ratios:
Nonaccruing loans to total loans	1.04%	0.09%	0.29%
Allowance for loan losses to nonaccruing loans	70.11	707.56	254.58
Allowance for loan losses to nonperforming assets	57.06	198.44	131.29
Allowance for loan losses to total loans	0.73	0.63	0.73
Nonperforming assets to total assets	0.67	0.16	0.25
Net charge-offs to average loans	0.04	0.07	0.08
Total nonperforming assets at March 31, 2018 were $42.4 million, an increase of $32.0 million, or 305.3%, from $10.5 million at December 31, 2017 and an increase of $28.4 million, or 201.5%, from $14.1 million at March 31, 2017.
From December 31, 2017 to March 31, 2018, nonaccrual loans increased $31.6 million, or 1,076.2%, to $34.5 million, and increased $27.3 million, or 375.8%, from March 31, 2017, primarily due to the addition of two large commercial real estate relationships consisting of three loans during the first quarter of 2018.  Of the total nonaccrual loans at March 31, 2018, $31.2 million are commercial real estate loans, $1.7 million are 1-4 family residential real estate loans, $1.1 million are commercial loans, $397,000 are loans to individuals, and $71,000 are construction loans. Restructured loans totaled $5.8 million at March 31, 2018, an increase of $72,000, or 1.2%, compared to December 31, 2017 and decreased $585,000, or 9.1%, when compared to $6.4 million at March 31, 2017. OREO increased $401,000, or 24.9%, to $2.0 million at March 31, 2018 from $1.6 million at December 31, 2017 and increased $1.6 million, or 448.8%, from $367,000 at March 31, 2017.  The OREO at March 31, 2018 consisted of construction, 1-4 family residential, and commercial real estate properties.  We are actively marketing all OREO properties and none are being held for investment purposes.  Repossessed assets decreased $112,000, or 72.7%, to $42,000 at March 31, 2018, from $154,000 at December 31, 2017 and increased $16,000, or 61.5%, from $26,000 at March 31, 2017.
Acquisition
See “Note 2 - Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Branch Closure
Due to the close proximity of an acquired Diboll location to one of our branch locations in Tyler, Texas, we have made the decision to close the retail branch located within the Fresh Grocery Store effective June 29, 2018.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no significant changes in the types of market risks we face since December 31, 2017.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates, many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates, and none are assumed to go negative. As of March 31, 2018, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 1.63% and 0.41%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.94% and 4.78%, respectively, relative to the base case over the next 12 months. As of December 31, 2017, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.13%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 1.25% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 2.50%, relative to the base case over the next 12 months.  As of March 31, 2017, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.03% and 0.27%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 3.28% and 1.53%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	May 1, 2018	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 1, 2018	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)