Form 10-Q
period 2018-06-30
SOUTHSIDE BANCSHARES INC
filed 2018-07-27
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 23, 2018 was 35,089,372 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$78,534	$79,171
Interest earning deposits	138,685	111,541
Federal funds sold	14,850	7,980
Total cash and cash equivalents	232,069	198,692
Securities available for sale, at estimated fair value	2,037,994	1,538,755
Securities held to maturity, at carrying value (estimated fair value of $159,055 and $921,800, respectively)	164,276	909,506
FHLB stock, at cost	42,994	55,729
Equity investments	12,037	5,821
Loans held for sale	4,566	2,001
Loans:
Loans	3,270,883	3,294,356
Less: Allowance for loan losses	(25,072)	(20,781)
Net loans	3,245,811	3,273,575
Premises and equipment, net	132,578	133,640
Goodwill	201,246	201,246
Other intangible assets, net	20,287	22,993
Interest receivable	27,100	28,491
Deferred tax asset, net	15,377	12,204
Bank owned life insurance	97,059	100,368
Other assets	16,779	15,076
Total assets	$6,250,173	$6,498,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,038,907	$1,037,401
Interest bearing	3,469,834	3,478,046
Total deposits	4,508,741	4,515,447
Federal funds purchased and repurchase agreements	8,287	9,498
FHLB borrowings	776,467	1,017,361
Subordinated notes, net of unamortized debt issuance costs	98,326	98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,243	60,241
Unsettled trades to purchase securities	2,279	—
Other liabilities	44,020	43,162
Total liabilities	5,498,363	5,743,957

Off-balance-sheet arrangements, commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized and 37,822,784 shares issued at June 30, 2018 and 40,000,000 shares authorized and 37,802,352 shares issued at December 31, 2017)	47,278	47,253
Paid-in capital	759,562	757,439
Retained earnings	48,843	32,851
Treasury stock, at cost (2,738,968 at June 30, 2018 and 2,802,019 at December 31, 2017)	(46,551)	(47,105)
Accumulated other comprehensive loss	(57,322)	(36,298)
Total shareholders’ equity	751,810	754,140
Total liabilities and shareholders’ equity	$6,250,173	$6,498,097
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Loans	$39,301	$28,090	$78,131	$55,344
Investment securities – taxable	51	267	278	644
Investment securities – tax-exempt	6,353	6,157	12,734	12,711
Mortgage-backed securities	10,210	10,818	21,104	20,863
FHLB stock and equity investments	411	299	825	597
Other interest earning assets	471	378	919	738
Total interest income	56,797	46,009	113,991	90,897
Interest expense
Deposits	8,581	5,138	16,032	9,419
FHLB borrowings	3,007	3,551	6,639	7,015
Subordinated notes	1,407	1,398	2,805	2,791
Trust preferred subordinated debentures	658	494	1,227	961
Other borrowings	33	4	44	7
Total interest expense	13,686	10,585	26,747	20,193
Net interest income	43,111	35,424	87,244	70,704
Provision for loan losses	1,281	1,346	5,016	2,444
Net interest income after provision for loan losses	41,830	34,078	82,228	68,260
Noninterest income
Deposit services	6,261	5,255	12,440	10,369
Net (loss) gain on sale of securities available for sale	(332)	(75)	(1,159)	247
Gain on sale of loans	173	505	288	1,206
Trust income	1,931	899	3,691	1,789
Bank owned life insurance income	1,185	635	1,817	1,269
Brokerage services	506	682	956	1,229
Other	1,283	1,392	2,584	2,857
Total noninterest income	11,007	9,293	20,617	18,966
Noninterest expense
Salaries and employee benefits	16,633	14,984	35,192	30,991
Occupancy expense	3,360	2,897	6,943	5,760
Acquisition expense	1,026	473	1,858	473
Advertising, travel & entertainment	775	548	1,460	1,131
ATM and debit card expense	243	889	589	1,816
Professional fees	952	1,050	2,022	1,989
Software and data processing expense	939	688	1,962	1,413
Telephone and communications	478	476	1,016	1,002
FDIC insurance	484	445	981	886
Amortization expense on intangibles	1,328	410	2,706	841
Other	3,056	2,677	6,212	5,093
Total noninterest expense	29,274	25,537	60,941	51,395
Income before income tax expense	23,563	17,834	41,904	35,831
Income tax expense	3,360	3,353	5,450	6,361
Net income	$20,203	$14,481	$36,454	$29,470

Earnings per common share – basic	$0.58	$0.49	$1.04	$1.01
Earnings per common share – diluted	$0.57	$0.49	$1.04	$1.00
Dividends paid per common share	$0.30	$0.28	$0.58	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$20,203	$14,481	$36,454	$29,470
Other comprehensive (loss) income:
Securities available for sale and transferred securities:
Change in net unrealized holding (losses) gains on available for sale securities during the period	(10,371)	13,221	(48,154)	18,106
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	—	—	11,881	—
Change in net unrealized losses on securities transferred from held to maturity to available for sale	—	—	401	—
Reclassification adjustment for net loss on equity investments, reclassified to retained earnings with adoption of ASU 2016-01	—	—	107	—
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	1,252	213	1,390	701
Reclassification adjustment for net loss (gain) on sale of available for sale securities, included in net income	332	75	1,159	(247)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	1,725	(1,768)	5,970	(1,848)
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	—	—	273
Reclassification adjustment from other comprehensive income (loss) related to derivatives designated as cash flow hedge	(331)	223	(458)	593
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	618	414	1,091	803
Other comprehensive (loss) income, before tax	(6,775)	12,378	(26,613)	18,381
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,423	(4,332)	5,589	(6,433)
Other comprehensive (loss) income, net of tax	(5,352)	8,046	(21,024)	11,948
Comprehensive income	$14,851	$22,527	$15,430	$41,418

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	29,470	—	—	29,470
Other comprehensive income	—	—	—	—	11,948	11,948
Issuance of common stock for dividend reinvestment plan (21,474 shares)	27	694	—	—	—	721
Stock compensation expense	—	913	—	—	—	913
Net issuance of common stock under employee stock plans (60,078 shares)	60	820	(49)	59	—	890
Cash dividends paid on common stock ($0.53 per share)	—	—	(15,151)	—	—	(15,151)
Stock dividend declared (719,515 shares)	899	24,061	(24,960)	—	—	—
Balance at June 30, 2017	$40,306	$561,728	$19,408	$(47,832)	$(26,545)	$547,065

Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
Net income	—	—	36,454	—	—	36,454
Other comprehensive loss	—	—	—	—	(21,024)	(21,024)
Issuance of common stock for dividend reinvestment plan (20,432 shares)	25	695	—	—	—	720
Stock compensation expense	—	965	—	—	—	965
Net issuance of common stock under employee stock plans (63,051 shares)	—	463	(52)	554	—	965
Cash dividends paid on common stock ($0.58 per share)	—	—	(20,325)	—	—	(20,325)
Cumulative effect of ASU 2016-01	—	—	(85)	—	—	(85)
Balance at June 30, 2018	$47,278	$759,562	$48,843	$(46,551)	$(57,322)	$751,810

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$36,454	$29,470
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	7,078	4,846
Securities premium amortization (discount accretion), net	7,557	8,756
Loan (discount accretion) premium amortization, net	(1,712)	(677)
Provision for loan losses	5,016	2,444
Stock compensation expense	965	913
Deferred tax expense	2,438	17
Net loss (gain) on sale of securities available for sale	1,159	(247)
Net loss on premises and equipment	132	55
Gross proceeds from sales of loans held for sale	13,578	39,582
Gross originations of loans held for sale	(12,159)	(34,977)
Net loss (gain) on other real estate owned	258	(1)
Net change in:
Interest receivable	1,391	1,963
Other assets	16,612	2,479
Interest payable	247	60
Other liabilities	(8,484)	(5,935)
Net cash provided by operating activities	70,530	48,748

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(195,005)	(272,410)
Sales	315,656	328,854
Maturities, calls and principal repayments	78,042	62,242
Securities held to maturity:
Purchases	—	(1,521)
Maturities, calls and principal repayments	1,767	11,316
Proceeds from redemption of FHLB stock and other investments	13,377	114
Purchases of FHLB stock and other investments	(914)	(477)
Net loan paydowns (originations)	19,722	(54,362)
Purchases of premises and equipment	(5,154)	(3,926)
Proceeds from sales of premises and equipment	1,905	5
Proceeds from sales of other real estate owned	771	134
Proceeds from sales of repossessed assets	287	272
Net cash provided by investing activities	230,454	70,241

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2018	2017
FINANCING ACTIVITIES:
Net change in deposits	$(6,866)	$90,953
Net (decrease) increase in federal funds purchased and repurchase agreements	(1,211)	1,327
Proceeds from FHLB borrowings	1,718,000	1,631,476
Repayment of FHLB borrowings	(1,958,890)	(1,763,027)
Proceeds from stock option exercises	1,084	1,022
Cash paid to tax authority related to tax withholding on share-based awards	(119)	(132)
Proceeds from the issuance of common stock for dividend reinvestment plan	720	721
Cash dividends paid	(20,325)	(15,151)
Net cash used in financing activities	(267,607)	(52,811)

Net increase in cash and cash equivalents	33,377	66,178
Cash and cash equivalents at beginning of period	198,692	169,654
Cash and cash equivalents at end of period	$232,069	$235,832

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$26,499	$20,134
Income taxes paid	$—	$5,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$764	$263
Loans transferred from portfolio to held for sale	$3,984	$—
Transfer of held to maturity securities to available for sale securities	$743,421	$—
Adjustment to pension liability	$(1,091)	$(803)
Stock dividend (2.5% for 2017)	$—	$24,960
Unsettled trades to purchase securities	$(2,279)	$(24,883)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting and Reporting Policies
Basis of Presentation
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, OmniAmerican Bank, acquired by Southside on December 17, 2014. “Diboll” refers to Diboll State Bancshares, Inc., a bank holding company and its wholly-owned subsidiary, First Bank & Trust East Texas, acquired by Southside on November 30, 2017.
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
We adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20, on January 1, 2018, the effective date of the guidance, using the modified retrospective approach. As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows. We did adjust the presentation of revenue received from our brokerage services, merchant services, as well as our interchange income associated with debit card services, which were all deemed to be services offered in an agent capacity. These lines of revenue will now be presented on a net basis with the fee income disclosed net of the related costs in the noninterest income section of the consolidated statements of income. In connection with the adoption, for the three and six months ended June 30, 2018, we netted $988,000 and $1.8 million of debit card expense against deposit services income and $151,000 and $302,000 of brokerage expense against brokerage income, respectively. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and are not comparative. Refer to our revenue recognition discussion below and “Note 1 - Summary of Significant Accounting and Reporting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information related to our revenue recognition policies.
We adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities,” on January 1, 2018, the effective date of the guidance.  ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale (“AFS”) securities in combination with the entity’s other deferred tax assets. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment, while the guidance related to equity securities without readily determinable fair values should be applied prospectively. Adoption of this guidance resulted in a cumulative adjustment to retained earnings of $85,000, net of tax, on January 1, 2018 and an equity security with a carrying value of $5.9 million that was previously recognized in securities AFS, at estimated fair value on our consolidated balance sheet to instead be recognized in equity investments, with subsequent changes in fair value being recognized in income. Also in conjunction with the adoption, our fair value measurement of financial instruments will be based upon an exit price notion as required in ASC 820.  The guidance was applied on a prospective approach resulting in prior periods no longer being comparable.
We adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on January 1, 2018. ASU 2017-07 requires employers to present the service cost component of net periodic postretirement benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We elected to use the practical expedient that permits us to use the amounts in our pension plan disclosures in our employee benefit footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, which resulted in an increase of $69,000 and $157,000 in salaries and employee benefits expense and a decrease of $69,000 and $157,000 in other noninterest expense for the three and six months ended June 30, 2017, respectively.
We early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” on January 1, 2018. ASU 2017-12 (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item, and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance also permits a transition election to reclassify held to maturity (“HTM”) securities to AFS securities if a portion of those securities would qualify to be hedged under the new “last-of-layer” approach. The guidance requires companies to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The guidance did not have an impact on our derivatives that qualified as hedges on the date of adoption and thus no adjustment was made to retained earnings. In conjunction with the adoption of ASU 2017-12, we made the transition election to reclassify approximately $743.4 million in book value of securities from HTM to AFS that qualified for the last-of-layer method described in ASU 2017-12.
During the three months ended June 30, 2018, we entered into partial term fair value hedges, as allowed under the recently adopted ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. These hedges are expected to be effective in offsetting changes in the fair value of the hedged securities. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income.
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
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of goods or services. Under ASU 2014-09’s practical expedient to recognize revenue equal to the amounts for which we have a right to invoice, revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of those goods or services.
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

Securities
Available for Sale (“AFS”).  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield on alternative investments are classified as AFS.  These assets are carried at fair value with changes recorded in other comprehensive income.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. Securities that are hedged with qualifying derivatives are carried at fair value with the change in fair value on both the hedged instrument and the securities recorded in interest income in the consolidated statements of income.
Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
Equity Investments. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair values are stated at fair value with unrealized gains and losses reported in income. For periods prior to January 1, 2018, certain equity investments were classified as AFS and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (“AOCI”), net of tax. Equity investments without readily determinable fair values are recorded at cost less impairment, if any.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements. We plan to adopt on January 1, 2020, the effective date. We have developed a project plan and have assigned a project team to complete the analysis needed to implement the guidance. The team is currently completing the gap analysis/data collection and anticipates running parallel models in early 2019.
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
The Diboll acquisition was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. As of December 31, 2017, the Company recognized $109.7 million in initial goodwill associated with the Diboll acquisition. Our consolidated goodwill totaled $201.2 million as of June 30, 2018 and December 31, 2017. For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Diboll, see “Note 2 - Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2017.

3.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and Diluted Earnings:
Net income	$20,203	$14,481	$36,454	$29,470
Basic weighted-average shares outstanding	35,062	29,318	35,042	29,303
Add: Stock awards	171	201	175	208
Diluted weighted-average shares outstanding	35,233	29,519	35,217	29,511
Basic Earnings Per Share:
Net Income	$0.58	$0.49	$1.04	$1.01
Diluted Earnings Per Share:
Net Income	$0.57	$0.49	$1.04	$1.00
For the three- and six-month periods ended June 30, 2018, there were approximately 53,000 and 47,000 anti-dilutive shares, respectively. For the three- and six-month periods ended June 30, 2017, there were approximately 52,000 and 51,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(35,594)	$9,652	$(134)	$(25,894)	$(51,970)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(10,371)	1,725	—	—	(8,646)
Reclassified from accumulated other comprehensive income	1,584	(331)	(2)	620	1,871
Income tax benefit (expense)	1,845	(293)	1	(130)	1,423
Net current-period other comprehensive (loss) income, net of tax	(6,942)	1,101	(1)	490	(5,352)
Ending balance, net of tax	$(42,536)	$10,753	$(135)	$(25,404)	$(57,322)

	Six Months Ended June 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(35,872)	5,970	—	—	(29,902)
Reclassified from accumulated other comprehensive income (1)	2,656	(458)	(4)	1,095	3,289
Income tax benefit (expense)	6,975	(1,158)	2	(230)	5,589
Net current-period other comprehensive (loss) income, net of tax	(26,241)	4,354	(2)	865	(21,024)
Ending balance, net of tax	$(42,536)	$10,753	$(135)	$(25,404)	$(57,322)

(1)
As discussed in “Note 1 – Summary of Significant Accounting and Reporting Policies,” the Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

	Three Months Ended June 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(20,425)	$4,961	$(134)	$(18,993)	$(34,591)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	13,221	(1,768)	—	—	11,453
Reclassified from accumulated other comprehensive income	288	223	(2)	416	925
Income tax (expense) benefit	(4,728)	541	—	(145)	(4,332)
Net current-period other comprehensive income (loss), net of tax	8,781	(1,004)	(2)	271	8,046
Ending balance, net of tax	$(11,644)	$3,957	$(136)	$(18,722)	$(26,545)

	Six Months Ended June 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	18,106	(1,575)	—	—	16,531
Reclassified from accumulated other comprehensive income	454	593	(4)	807	1,850
Income tax (expense) benefit	(6,496)	344	1	(282)	(6,433)
Net current-period other comprehensive income (loss), net of tax	12,064	(638)	(3)	525	11,948
Ending balance, net of tax	$(11,644)	$3,957	$(136)	$(18,722)	$(26,545)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Unrealized losses on securities transferred:
Amortization of unrealized losses (1)	$(1,252)	$(213)	$(1,390)	$(701)
Tax benefit	263	75	292	245
Net of tax	$(989)	$(138)	$(1,098)	$(456)

Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (2)	$(332)	$(75)	$(1,159)	$247
Tax benefit (expense)	70	26	243	(86)
Net of tax	$(262)	$(49)	$(916)	$161

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$309	$(245)	$415	$(624)
Tax (expense) benefit	(65)	86	(87)	218
Net of tax	$244	$(159)	$328	$(406)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$22	$22	$43	$31
Tax expense	(5)	(8)	(9)	(11)
Net of tax	$17	$14	$34	$20

Amortization of pension plan:
Net actuarial loss (4)	$(620)	$(416)	$(1,095)	$(807)
Prior service credit (4)	2	2	4	4
Total before tax	(618)	(414)	(1,091)	(803)
Tax benefit	129	145	228	281
Net of tax	(489)	(269)	(863)	(522)
Total reclassifications for the period, net of tax	$(1,479)	$(601)	$(2,515)	$(1,203)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net (loss) gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of June 30, 2018 and December 31, 2017 are reflected in the tables below (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$806,824	$7,064	$17,880	$796,008
Other Stocks and Bonds	3,000	32	—	3,032
Mortgage-backed Securities: (1)
Residential	714,270	2,394	17,626	699,038
Commercial	551,945	522	12,551	539,916
Total	$2,076,039	$10,012	$48,057	$2,037,994

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$3,202	$—	$40	$3,162
Mortgage-backed Securities: (1)
Residential	60,080	181	2,194	58,067
Commercial	100,994	128	3,296	97,826
Total	$164,276	$309	$5,530	$159,055

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$—	$108,869
State and Political Subdivisions	392,760	3,895	3,991	392,664
Other Stocks and Bonds	5,024	31	—	5,055
Other Equity Securities (2)	6,027	—	107	5,920
Mortgage-backed Securities: (1)
Residential	720,930	4,476	7,377	718,029
Commercial	308,357	761	900	308,218
Total	$1,541,967	$9,163	$12,375	$1,538,755

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$413,632	$10,879	$2,583	$421,928
Mortgage-backed Securities: (1)
Residential	129,044	1,631	239	130,436
Commercial	366,830	3,812	1,206	369,436
Total	$909,506	$16,322	$4,028	$921,800

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $15.6 million ($12.4 million, net of tax) at June 30, 2018 and $17.4 million ($13.8 million, net of tax) at December 31, 2017. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the six months ended June 30, 2018 or the year ended December 31, 2017.
On January 1, 2018, we early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and in conjunction with the adoption took the one-time transition election to reclassify approximately $743.4 million book value of securities from HTM to AFS that qualified for hedging under the last-of-layer approach. The unrealized gain of $11.9 million ($9.4 million, net of tax) on the transferred securities was recognized in other comprehensive income on the date of transfer.

The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$285,278	$5,260	$226,698	$12,620	$511,976	$17,880
Mortgage-backed Securities:
Residential	518,512	10,797	107,118	6,829	625,630	17,626
Commercial	457,975	11,548	12,605	1,003	470,580	12,551
Total	$1,261,765	$27,605	$346,421	$20,452	$1,608,186	$48,057
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$2,671	$40	$—	$—	$2,671	$40
Mortgage-backed Securities:
Residential	53,097	2,009	2,243	185	55,340	2,194
Commercial	77,355	2,155	11,964	1,141	89,319	3,296
Total	$133,123	$4,204	$14,207	$1,326	$147,330	$5,530

	As of December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$32,341	$121	$172,006	$3,870	$204,347	$3,991
Other Equity Securities (1)	5,920	107	—	—	5,920	107
Mortgage-backed Securities:
Residential	429,742	3,232	102,973	4,145	532,715	7,377
Commercial	146,796	419	13,134	481	159,930	900
Total	$614,799	$3,879	$288,113	$8,496	$902,912	$12,375
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$85,608	$807	$56,736	$1,776	$142,344	$2,583
Mortgage-backed Securities:
Residential	24,707	157	2,736	82	27,443	239
Commercial	136,491	782	13,552	424	150,043	1,206
Total	$246,806	$1,746	$73,024	$2,282	$319,830	$4,028

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at June 30, 2018.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at June 30, 2018.
Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017
U.S. Treasury	$23	$204
U.S. Government Agency Debentures	—	—
State and Political Subdivisions	6,353	6,157
Other Stocks and Bonds	28	35
Other Equity Securities	—	28
Mortgage-backed Securities	10,210	10,818
Total interest income on securities	$16,614	$17,242

	Six Months Ended June 30,
	2018	2017
U.S. Treasury	$131	$519
U.S. Government Agency Debentures	89	—
State and Political Subdivisions	12,734	12,711
Other Stocks and Bonds	58	69
Other Equity Securities (1)	—	56
Mortgage-backed Securities	21,104	20,863
Total interest income on securities	$34,116	$34,218

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

Of the $1.2 million in net securities loss from the AFS portfolio for the six months ended June 30, 2018, there were $1.5 million in realized gains and $2.7 million in realized losses.  Of the $247,000 in net securities gains from the AFS portfolio for the six months ended June 30, 2017, there were $3.6 million in realized gains and $3.3 million in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2018 or 2017. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2018, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2018
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$34,236	$34,098
Due after one year through five years	95,962	97,415
Due after five years through ten years	167,654	166,242
Due after ten years	511,972	501,285
	809,824	799,040
Mortgage-backed Securities	1,266,215	1,238,954
Total	$2,076,039	$2,037,994

	June 30, 2018
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$110	$110
Due after one year through five years	1,122	1,112
Due after five years through ten years	1,970	1,940
Due after ten years	—	—
	3,202	3,162
Mortgage-backed Securities:	161,074	155,893
Total	$164,276	$159,055

Investment securities and MBS with carrying values of $1.23 billion and $1.24 billion were pledged as of June 30, 2018 and December 31, 2017, respectively. Pledged securities may be used to collateralize one or more of the following: Federal Home Loan Bank of Dallas (“FHLB”) borrowings, repurchase agreements, and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheet include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2018, we had equity investments recorded in our consolidated balance sheet of $12.0 million. At December 31, 2017, we had $5.8 million in equity investments without readily determinable fair values recorded at cost, which approximated their fair value.

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

At December 31, 2017, we had $5.9 million in equity investments included in AFS securities and recorded at fair value, with net unrealized losses of $85,000, net of tax, recognized in AOCI. On January 1, 2018, these unrealized losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity investments during the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net (losses) recognized during the period on equity investments	$(42)	$(134)
Less: Net gains and (losses) recognized during the period on equity investments sold during the period	—	—
Unrealized (losses) recognized during the reporting period on equity investments still held at the reporting date	$(42)	$(134)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2018.

Federal Home Loan Bank Stock

Our FHLB stock, which has limited marketability, is carried at cost.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2018	December 31, 2017
Real Estate Loans:
Construction	$487,286	$475,867
1-4 Family Residential	791,359	805,341
Commercial	1,245,936	1,265,159
Commercial Loans	282,723	266,422
Municipal Loans	345,595	345,798
Loans to Individuals	117,984	135,769
Total Loans	3,270,883	3,294,356
Less: Allowance for Loan Losses (1)	25,072	20,781
Net Loans	$3,245,811	$3,273,575

(1)
Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss. The allowance for loan loss recorded on purchase credit impaired (“PCI”) loans totaled $358,000 as of June 30, 2018. There was no allowance for loan loss recorded on PCI loans as of December 31, 2017.

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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2018 consisted of $1.13 billion of owner and non-owner occupied real estate, $96.4 million of loans secured by multi-family properties and $19.6 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$2,377	$14,089	$2,385	$851	$921	$24,220
Provision (reversal) for loan losses (2)	244	403	(57)	328	8	355	1,281
Loans charged off	—	(57)	—	(172)	—	(688)	(917)
Recoveries of loans charged off	—	7	4	19	—	458	488
Balance at end of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072

	Six Months Ended June 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	179	321	3,209	661	(1)	647	5,016
Loans charged off	(14)	(57)	—	(257)	—	(1,356)	(1,684)
Recoveries of loans charged off	—	21	6	62	—	870	959
Balance at end of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072

	Three Months Ended June 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,407	$2,317	$8,787	$2,259	$746	$969	$18,485
Provision (reversal) for loan losses (2)	182	74	1,180	(161)	19	52	1,346
Loans charged off	(17)	(1)	—	(574)	—	(496)	(1,088)
Recoveries of loans charged off	1	2	3	100	—	392	498
Balance at end of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241

	Six Months Ended June 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (2)	(540)	12	2,757	(273)	15	473	2,444
Loans charged off	(35)	(288)	—	(577)	—	(1,242)	(2,142)
Recoveries of loans charged off	1	3	9	211	—	804	1,028
Balance at end of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241
(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss.

(2)
Of the $1.3 million and $5.0 million recorded in provision for loan losses for the three and six months ended June 30, 2018, $358,000 related to provision expense on PCI loans. Of the $1.3 million and $2.4 million recorded in provision for loan losses for the three and six months ended June 30, 2017, none related to provision expense on PCI loans.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of June 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$14	$40	$4,445	$330	$10	$86	$4,925
Ending balance – collectively evaluated for impairment	3,827	2,690	9,591	2,230	849	960	20,147
Balance at end of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072

	As of December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$14	$14	$252	$10	$51	$353
Ending balance – collectively evaluated for impairment	3,664	2,431	10,807	1,842	850	834	20,428
Balance at end of period	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

(1)	The allowance for loan loss on PCI loans totaled $358,000 as of June 30, 2018. There was no allowance for loan losses associated with PCI loans as of December 31, 2017.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	June 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$118	$1,612	$30,967	$1,419	$502	$260	$34,878
Loans collectively evaluated for impairment	486,262	778,153	1,193,051	278,290	345,093	116,957	3,197,806
Purchased credit impaired loans	906	11,594	21,918	3,014	—	767	38,199
Total ending loan balance	$487,286	$791,359	$1,245,936	$282,723	$345,595	$117,984	$3,270,883

	December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$86	$1,581	$895	$1,429	$502	$205	$4,698
Loans collectively evaluated for impairment	475,505	797,111	1,232,327	259,745	345,296	134,441	3,244,425
Purchased credit impaired loans	276	6,649	31,937	5,248	—	1,123	45,233
Total ending loan balance	$475,867	$805,341	$1,265,159	$266,422	$345,798	$135,769	$3,294,356

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	June 30, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$479,518	$765	$6,088	$861	$54	$487,286
1-4 Family Residential	781,663	639	868	6,616	1,573	791,359
Commercial	1,111,236	20,946	64,563	48,361	830	1,245,936
Commercial Loans	274,827	1,323	3,712	2,633	228	282,723
Municipal Loans	344,234	—	859	502	—	345,595
Loans to Individuals	116,922	42	48	704	268	117,984
Total	$3,108,400	$23,715	$76,138	$59,677	$2,953	$3,270,883

	December 31, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$471,446	$3,329	$77	$982	$33	$475,867
1-4 Family Residential	796,639	559	857	6,610	676	805,341
Commercial	1,136,576	26,275	25,301	76,625	382	1,265,159
Commercial Loans	247,430	9,625	3,956	5,203	208	266,422
Municipal Loans	344,366	—	930	502	—	345,798
Loans to Individuals	134,694	20	102	707	246	135,769
Total	$3,131,151	$39,808	$31,223	$90,629	$1,545	$3,294,356

(1)
Includes PCI loans comprised of $161,000 pass watch, $4.1 million special mention, $8.2 million substandard and $1.1 doubtful as of June 30, 2018. Includes PCI loans comprised of $362,000 pass watch, $6.0 million special mention, $10.5 million substandard and $925,000 doubtful as of December 31, 2017.

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

PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, we do not classify these loans as past due or nonperforming when the timing and amount of expected cash flows can be reasonably estimated, as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. However, subsequent to acquisition, we re-assess PCI loans for additional impairment and record additional impairment in the event we conclude it is probable that we will be unable to collect all cash flows originally expected to be collected at acquisition plus any additional cash flows expected to be collected due to changes in estimates after acquisition. All such PCI loans for which we recognize subsequent impairment are reported as impaired loans in the financial statements.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2018	At December 31, 2017
Nonaccrual loans (1)	$35,351	$2,937
Accruing loans past due more than 90 days (1)	7	1
Restructured loans (2)	5,860	5,767
Other real estate owned	1,137	1,613
Repossessed assets	68	154
Total Nonperforming Assets	$42,423	$10,472

(1)
Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated. The increase in nonaccrual loans was primarily the result of the addition of two large commercial real estate relationships consisting of three loans in the first quarter of 2018.

(2)	Includes $2.9 million in PCI loans restructured as of June 30, 2018 and December 31, 2017.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $344,000 and $154,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2018 and December 31, 2017, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	June 30, 2018	December 31, 2017
Real Estate Loans:
Construction	$119	$86
1-4 Family Residential	1,795	1,098
Commercial	32,146	595
Commercial Loans	951	903
Loans to Individuals	340	255
Total	$35,351	$2,937
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

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of June 30, 2018 or December 31, 2017.

	June 30, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$347	$308	$14
1-4 Family Residential	4,219	4,007	40
Commercial	33,624	32,999	4,445
Commercial Loans	3,257	2,742	330
Municipal Loans	502	502	10
Loans to Individuals	319	288	86
Total (1)	$42,268	$40,846	$4,925

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$91	$86	$12
1-4 Family Residential	4,141	3,952	14
Commercial	1,353	1,199	14
Commercial Loans	1,665	1,605	252
Municipal Loans	502	502	10
Loans to Individuals	237	205	51
Total (1)	$7,989	$7,549	$353

(1)	Includes $6.0 million and $2.9 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of June 30, 2018 and December 31, 2017, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$501	$25	$104	$630	$486,656	$487,286
1-4 Family Residential	1,509	1,098	1,262	3,869	787,490	791,359
Commercial	1,327	150	532	2,009	1,243,927	1,245,936
Commercial Loans	947	1,553	355	2,855	279,868	282,723
Municipal Loans	—	—	—	—	345,595	345,595
Loans to Individuals	1,070	262	159	1,491	116,493	117,984
Total	$5,354	$3,088	$2,412	$10,854	$3,260,029	$3,270,883

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,302	$1,530	$68	$2,900	$472,967	$475,867
1-4 Family Residential	8,508	1,574	862	10,944	794,397	805,341
Commercial	1,357	24	5	1,386	1,263,773	1,265,159
Commercial Loans	662	400	333	1,395	265,027	266,422
Municipal Loans	422	—	—	422	345,376	345,798
Loans to Individuals	1,526	373	93	1,992	133,777	135,769
Total	$13,777	$3,901	$1,361	$19,039	$3,275,317	$3,294,356

(1)    Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$140	$1	$344	$—
1-4 Family residential	3,955	47	4,476	50
Commercial	31,916	5	1,158	10
Commercial loans	2,024	19	3,050	18
Municipal loans	502	7	571	8
Loans to individuals	242	3	226	1
Total	$38,779	$82	$9,825	$87

	Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$114	$1	$402	$—
1-4 Family Residential	3,945	93	4,390	107
Commercial	20,595	9	1,322	25
Commercial Loans	1,900	36	4,244	36
Municipal Loans	502	14	571	15
Loans to Individuals	221	4	248	3
Total	$27,277	$157	$11,177	$186

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$80	$—	$80	1
Commercial Loans	—	—	90	90	2
Loans to Individuals	9	—	13	22	3
Total	$9	$80	$103	$192	6

	Six Months Ended June 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$80	$—	$80	1
Commercial Loans	132	—	90	222	5
Loans to Individuals	106	—	13	119	4
Total	$238	$80	$103	$421	10

	Three Months Ended June 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$797	$—	$—	$797	2
Loans to Individuals	23	—	40	63	3
Total	$820	$—	$40	$860	5

	Six Months Ended June 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$841	$—	$—	$841	3
Loans to Individuals	29	—	51	80	5
Total	$870	$—	$51	$921	8
The majority of loans restructured as TDRs during the six months ended June 30, 2018 and 2017 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the six months ended June 30, 2018 and 2017 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.

On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2018 and 2017, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At June 30, 2018 and 2017, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	June 30, 2018	December 31, 2017
Outstanding principal balance	$44,040	$52,426
Carrying amount	$38,199	$45,233

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$15,818	$4,003	$18,721	$2,480
Changes in expected cash flows not affecting non-accretable differences	—	—	(1,445)	—
Reclassifications (to) from nonaccretable discount	1,090	(5)	770	1,814
Accretion	(803)	(240)	(1,941)	(536)
Balance at end of period	$16,105	$3,758	$16,105	$3,758

7. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2018	December 31, 2017
Federal funds purchased and repurchase agreements:
Balance at end of period	$8,287	$9,498
Average amount outstanding during the period (1) (5)	8,696	8,120
Maximum amount outstanding during the period (2)	8,287	9,498
Weighted average interest rate during the period (3) (5)	1.0%	0.2%
Interest rate at end of period (4)	0.8%	0.2%

FHLB borrowings:
Balance at end of period	$776,467	$1,017,361
Average amount outstanding during the period (1) (5)	809,879	1,222,033
Maximum amount outstanding during the period (2)	957,231	1,414,453
Weighted average interest rate during the period (3) (5)	1.7%	1.2%
Interest rate at end of period (4)	2.0%	1.4%

Subordinated notes, net of unamortized debt issuance costs:
Balance at end of period	$98,326	$98,248
Average amount outstanding during the period (1) (5)	98,287	98,172
Maximum amount outstanding during the period (2)	98,326	98,248
Weighted average interest rate during the period (3) (5)	5.8%	5.7%
Interest rate at end of period (4)	5.5%	5.5%

Trust preferred subordinated debentures, net of unamortized debt issuance costs:
Balance at end of period	$60,243	$60,241
Average amount outstanding during the period (1) (5)	60,242	60,238
Maximum amount outstanding during the period (2)	60,243	60,241
Weighted average interest rate during the period (3) (5)	4.1%	3.3%
Interest rate at end of period (4)	4.4%	3.6%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

(5)	Interim period averages are annualized.

Maturities of fixed rate obligations based on scheduled repayments at June 30, 2018 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Federal funds purchased and repurchase agreements	$8,031	$256	$—	$—	$—	$—	$8,287
FHLB borrowings	348,007	400,665	21,590	—	—	6,205	776,467
Subordinated notes, net of unamortized debt issuance costs	—	—	—	—	—	98,326	98,326
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	—	—	—	—	60,243	60,243
Total obligations	$356,038	$400,921	$21,590	$—	$—	$164,774	$943,323

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.37% to 4.799% and with remaining maturities of five days to 10.1 years.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at June 30, 2018 and $280.0 million December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining some of these variable rate advance agreements, the Company also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.832% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2018 or December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2018, we had one outstanding letter of credit for $195,000. At June 30, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $1.08 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $8.3 million and $9.5 million at June 30, 2018 and December 31, 2017, respectively, and had maturities of less than two years.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2018	2017	2018	2017	2018	2017
Service cost	$390	$341	$—	$—	$84	$73
Interest cost	839	888	41	44	165	151
Expected return on assets	(1,622)	(1,513)	(72)	(53)	—	—
Net loss amortization	372	312	—	—	248	104
Prior service (credit) cost amortization	(4)	(3)	—	—	2	1
Net periodic benefit cost (income)	$(25)	$25	$(31)	$(9)	$499	$329

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2018	2017	2018	2017	2018	2017
Service cost	$774	$699	$—	$—	$147	$124
Interest cost	1,696	1,800	82	89	298	283
Expected return on assets	(3,242)	(3,025)	(145)	(107)	—	—
Net loss amortization	756	656	—	—	339	151
Prior service (credit) cost amortization	(7)	(7)	—	—	3	3
Net periodic benefit cost (income)	$(23)	$123	$(63)	$(18)	$787	$561

The service cost component is recorded on our consolidated income statement as salaries and employee benefits in noninterest expense while all other components other than service cost are recorded in other noninterest expense.

9.    Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of June 30, 2018, there were 1,670,751 shares remaining available for grant for future awards.
All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends unless otherwise indicated. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
There have been 356,849 nonqualified stock options (“NQSOs”) granted during the six months ended June 30, 2018 with an exercise price equal to the fair value of the shares at the date of grant with a weighted average exercise price of $34.52.  During the six months ended June 30, 2017, there were no stock option awards granted. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period. During the six months ended June 30, 2018, we granted 52,148 restricted stock units (“RSUs”) with a total value of $1.8 million. During the six months ended June 30, 2017, there were no RSUs granted. The RSUs vest in equal annual installments over either a one-, three- or four-year period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New shares issued from available authorized shares	—	14,715	—	48,311
New shares issued from available treasury shares	20,872	11,767	63,051	11,767
Total	20,872	26,482	63,051	60,078

Proceeds from stock option exercises	$283	$383	$1,084	$1,022
For the three and six months ended June 30, 2018, we had share-based compensation expense of $509,000 and $965,000, respectively. Share-based compensation expense for the three and six months ended June 30, 2017 was $419,000 and $913,000, respectively.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, cash flow hedges of forecasted transactions or fair value hedges of a recognized asset or liability. Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. Therefore, no gain or loss has been recognized due to hedge ineffectiveness.

From time to time, we have entered into certain interest rate swap contracts on specific variable rate advance agreements with the FHLB. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $270.0 million of variable rate advance agreements with the FHLB. The cash flows from the swap are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

During the three months ended June 30, 2018, we entered into partial term fair value hedges, as allowed under the recently adopted ASU 2017-12, for certain of our fixed rate callable available for sale municipal securities. These partial term hedges of selected cash flows covering the time periods to the call dates of the hedged securities are expected to be effective in offsetting changes in the fair value of the hedged securities. As of June 30, 2018, hedged securities with a carrying amount of $23.6 million are included in our AFS securities portfolio in our consolidated balance sheets. Interest rate swaps designated as partial-term fair value hedges are utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converts a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates.
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
At June 30, 2018, net derivative assets included $14.9 million of cash collateral received from counterparties under master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$270,000	$13,455	$—	$240,000	$7,922	$22
Swaps-Fair Value Hedge-Financial institution counterparties	21,100	—	149	—	—	—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	84,810	2,377	360	67,220	92	612
Swaps-Customer counterparties	84,810	360	2,377	67,220	612	92
Gross derivatives		16,192	2,886		8,626	726
Offsetting derivative assets/liabilities		(509)	(509)		(114)	(114)
Cash collateral received/posted		(14,850)	—		(7,900)	(520)
Net derivatives included in the consolidated balance sheets (2)		$833	$2,377		$612	$92

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $473,000 credit exposure related to interest rate swaps with financial institutions and $360,000 related to interest rate swaps with customers at June 30, 2018. We had net credit exposure of $30,000 related to interest rate swaps with financial institutions and $612,000 related to interest rate swaps with customers at December 31, 2017. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$270,000	5.3	2.12%	1.58%	$240,000	5.3	1.44%	1.43%
Swaps-Fair Value Hedge
Financial institution counterparties	21,100	8.0	2.34	3.00	—	—	—	—
Swaps-Non-Hedging
Financial institution counterparties	84,810	12.4	2.01	2.50	67,220	12.7	1.39	2.37
Customer counterparties	84,810	12.4	2.50	2.01	67,220	12.7	2.37	1.39

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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at June 30, 2018 and December 31, 2017.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2018 and December 31, 2017, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$796,008	$—	$796,008	$—
Other Stocks and Bonds	3,032	—	3,032	—
Mortgage-backed Securities: (1)
Residential	699,038	—	699,038	—
Commercial	539,916	—	539,916	—
Equity Investments:
Equity Investments (2)	5,780	5,780	—	—
Derivative assets:
Interest rate swaps	16,192	—	16,192	—
Total asset recurring fair value measurements	$2,059,966	$5,780	$2,054,186	$—

Derivative liabilities:
Interest rate swaps	$2,886	$—	$2,886	$—
Total liability recurring fair value measurements	$2,886	$—	$2,886	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,205	$—	$—	$1,205
Impaired loans (3)	35,200	—	—	35,200
Total asset nonrecurring fair value measurements	$36,405	$—	$—	$36,405

	As of December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$108,869	$—
State and Political Subdivisions	392,664	—	392,664	—
Other Stocks and Bonds	5,055	—	5,055	—
Equity Investments (2)	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	718,029	—	718,029	—
Commercial	308,218	—	308,218	—
Derivative assets:
Interest rate swaps	8,626	—	8,626	—
Total asset recurring fair value measurements	$1,547,381	$5,920	$1,541,461	$—

Derivative liabilities:
Interest rate swaps	$726	$—	$726	$—
Total liability recurring fair value measurements	$726	$—	$726	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,767	$—	$—	$1,767
Impaired loans (3)	6,536	—	—	6,536
Total asset nonrecurring fair value measurements	$8,303	$—	$—	$8,303

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

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

Loans receivable - With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to an exit price notion with adjustments for liquidity, credit, and prepayment factors. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information. For December 31, 2017, adjustable rate loans that repriced frequently and with no significant change in credit risk, the carrying amounts were a reasonable estimate of those assets’ fair value and the fair value of fixed rate loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans continue to be estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$232,069	$232,069	$232,069	$—	$—
Investment Securities:
Held to maturity, at carrying value	3,202	3,162	—	3,162	—
Mortgage-backed Securities:
Held to maturity, at carrying value	161,074	155,893	—	155,893	—
FHLB stock, at cost	42,994	42,994	—	42,994	—
Equity investments	6,257	6,257	—	6,257	—
Loans, net of allowance for loan losses	3,245,811	3,198,589	—	—	3,198,589
Loans held for sale	4,566	4,566	—	4,566	—
Financial Liabilities:
Deposits	$4,508,741	$4,498,948	$—	$4,498,948	$—
Federal funds purchased and repurchase agreements	8,287	8,287	—	8,287	—
FHLB borrowings	776,467	759,401	—	759,401	—
Subordinated notes, net of unamortized debt issuance costs	98,326	97,462	—	97,462	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,243	50,525	—	50,525	—

		Estimated Fair Value
December 31, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$198,692	$198,692	$198,692	$—	$—
Investment Securities:
Held to maturity, at carrying value	413,632	421,928	—	421,928	—
Mortgage-backed Securities:
Held to maturity, at carrying value	495,874	499,872	—	499,872	—
FHLB stock, at cost	55,729	55,729	—	55,729	—
Equity investments	5,821	5,821	—	5,821	—
Loans, net of allowance for loan losses	3,273,575	3,269,316	—	—	3,269,316
Loans held for sale	2,001	2,001	—	2,001	—
Financial Liabilities:
Deposits	$4,515,447	$4,506,133	$—	$4,506,133	$—
Federal funds purchased and repurchase agreements	9,498	9,498	—	9,498	—
FHLB borrowings	1,017,361	1,008,292	—	1,008,292	—
Subordinated notes, net of unamortized debt issuance costs	98,248	99,665	—	99,665	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	47,622	—	47,622	—

The fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used.  Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented in the above fair value tables do not necessarily represent their underlying value.

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax expense	$667	$3,317	$3,012	$6,344
Deferred income tax expense	2,693	36	2,438	17
Income tax expense	$3,360	$3,353	$5,450	$6,361

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three and six months ended June 30, 2018, there were no material adjustments made to the provisional amounts recorded with the remeasurement.

The Tax Act repealed the existing Alternative Minimum Tax (“AMT”). As of June 30, 2018, we have a remaining AMT tax credit of $3.5 million. This remaining tax credit carryforward can be used to offset regular future tax liability. Additionally, this AMT credit is refundable in any taxable year after 2017 and before 2022 in an amount equal to 50% of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. We expect to realize the remaining AMT tax credit in 2018 to offset tax liability.

Net deferred tax assets totaled $15.4 million at June 30, 2018 and $12.2 million at December 31, 2017.  No valuation allowance for the net deferred tax asset was recorded at June 30, 2018 or December 31, 2017, as management believes it is more likely than not that all of the net deferred tax asset will be realized in future years. Unrecognized tax benefits were not material at June 30, 2018 or December 31, 2017.

We recognized income tax expense of $3.4 million and $5.5 million, for an effective tax rate (“ETR”) of 14.3% and 13.0% for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $3.4 million and $6.4 million, for an ETR of 18.8% and 17.8%, for the three and six months ended June 30, 2017, respectively. The lower ETR for the three and six months ended June 30, 2018 was mainly due to the reduced corporate tax rate under the Tax Act from 35% to 21%. The ETR differs from the stated rate of 21% and 35% for the three and six months ended June 30, 2018 and 2017, respectively, primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014 or Texas state tax examinations by tax authorities for years before 2013.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2018	At December 31, 2017
Unused commitments:
Commitments to extend credit	$791,154	$804,715
Standby letters of credit	11,898	14,890
Total	$803,052	$819,605

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

Securities. In the normal course of business we buy and sell securities. At June 30, 2018, there were $2.3 million of unsettled trades to purchase securities and no unsettled trades to sell securities. There were no unsettled trades to purchase securities and no unsettled trades to sell securities at December 31, 2017.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2018 or December 31, 2017.

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
As of June 30, 2018, our review of the loan portfolio indicated that a loan loss allowance of $25.1 million was appropriate to cover probable losses in the portfolio.
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
Salary increase assumptions for the Plan are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We consider broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At June 30, 2018, the weighted-average actuarial assumptions of the Plan were: a discount rate of 3.71%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of participants in the plans, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% and 35% for the three and six months ended June 30, 2018 and 2017, respectively, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE).  Net interest income (FTE) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the Consolidated Statements of Income. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets. The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread (FTE) is the difference in the average yield on average earning assets on a tax-equivalent basis and the average rate paid on average interest bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% and 35% marginal tax rate for the three and six months ended June 30, 2018 and 2017, respectively, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income (GAAP)	$43,111	$35,424	$87,244	$70,704
Tax equivalent adjustments:
Loans	583	1,050	1,165	2,085
Investment securities (tax-exempt)	1,651	3,229	3,270	6,604
Net interest income (FTE) (1)	$45,345	$39,703	$91,679	$79,393

Average earning assets	$5,700,133	$5,192,897	$5,795,214	$5,210,871

Net interest margin	3.03%	2.74%	3.04%	2.74%
Net interest margin (FTE) (1)	3.19%	3.07%	3.19%	3.07%

Net interest spread	2.75%	2.56%	2.77%	2.58%
Net interest spread (FTE) (1)	2.90%	2.89%	2.92%	2.91%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At June 30, 2018	At December 31, 2017
Unused commitments:
Commitments to extend credit	$791,154	$804,715
Standby letters of credit	11,898	14,890
Total	$803,052	$819,605

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

Securities. In the normal course of business we buy and sell securities. At June 30, 2018, there were $2.3 million of unsettled trades to purchase securities and no unsettled trades to sell securities. There were no unsettled trades to purchase securities and no unsettled trades to sell securities at December 31, 2017.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2018 or December 31, 2017.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

Net income increased $5.7 million, or 39.5%, for the three months ended June 30, 2018, to $20.2 million compared to the same period in 2017. The increase was primarily the result of a $10.8 million increase in interest income and a $1.7 million increase in noninterest income partially offset by a $3.7 million increase in noninterest expense and a $3.1 million increase in interest expense. Earnings per diluted common share increased $0.08, or 16.3%, to $0.57 for the three months ended June 30, 2018, from $0.49 for the same period in 2017.

During the six months ended June 30, 2018, our net income increased $7.0 million, or 23.7%, to $36.5 million from $29.5 million for the same period in 2017. The increase was primarily the result of a $23.1 million increase in interest income, a $1.7 million increase in noninterest income and a $0.9 million decrease in income tax expense, partially offset by a $9.5 million increase in noninterest expense, a $6.6 million increase in interest expense and a $2.6 million increase in provision for loan losses. Earnings per diluted common share increased $0.04, or 4.0% to $1.04 for the six months ended June 30, 2018, from $1.00 for the same period in 2017.

Financial Condition

Our total assets decreased $247.9 million, or 3.8%, to $6.25 billion at June 30, 2018 from $6.50 billion at December 31, 2017 as a result of the decrease in our securities portfolio and to a lesser extent, our loan portfolio. Our securities portfolio decreased by $246.0 million, or 10.0%, to $2.20 billion, compared to $2.45 billion at December 31, 2017 primarily due to sales of lower yielding AFS securities. Our FHLB stock decreased $12.7 million, or 22.9%, to $43.0 million from $55.7 million at December 31, 2017 due to FHLB borrowings paid off in 2018, reducing the required amount of FHLB stock that we must hold. Our interest earning deposits increased $27.1 million, or 24.3%, to $138.7 million at June 30, 2018, compared to $111.5 million at December 31, 2017.

Loans decreased $23.5 million, or 0.7%, to $3.27 billion compared to $3.29 billion at December 31, 2017. The net decrease in our loan portfolio was comprised primarily of decreases of $19.2 million of commercial real estate loans, $17.8 million of loans to individuals and $14.0 million of 1-4 family residential loans, partially offset by increases of $16.3 million of commercial loans and $11.4 million of construction loans.

Our nonperforming assets at June 30, 2018 increased 305.1%, to $42.4 million and represented 0.68% of total assets, compared to $10.5 million, or 0.16% of total assets at December 31, 2017.  Nonaccruing loans increased $32.4 million, or 1,103.6%, to $35.4 million and the ratio of nonaccruing loans to total loans increased to 1.08% at June 30, 2018 compared to 0.09% at December 31, 2017.  The increase in nonaccrual loans was primarily the result of the addition of two large commercial real estate relationships consisting of three loans during the first quarter of 2018. Restructured loans were $5.9 million at June 30, 2018, an increase of $93,000, or 1.6%, from $5.8 million at December 31, 2017. Other Real Estate Owned (“OREO”) decreased to $1.1 million at June 30, 2018 from $1.6 million at December 31, 2017. Repossessed assets decreased to $68,000 at June 30, 2018 from $154,000 at December 31, 2017.

Our deposits decreased $6.7 million, or 0.1%, to $4.51 billion at June 30, 2018 from $4.52 billion at December 31, 2017.  The decrease in our deposits during 2018 was the result of a decrease in public fund deposits of $42.8 million, partially offset by an increase in private deposits of $36.1 million. Brokered deposits, included in our private deposits, increased $51.6 million for the six months ended June 30, 2018. Noninterest bearing deposits increased $1.5 million and interest bearing deposits decreased $8.2 million.

Total FHLB borrowings decreased $240.9 million, or 23.7%, to $776.5 million at June 30, 2018 from $1.02 billion at December 31, 2017, while our brokered deposits increased $51.6 million, or 82.3%, to $114.3 million at June 30, 2018 from $62.7 million at December 31, 2017, as we adjusted our overall interest rate risk objectives in response to the Diboll acquisition, the decreases in our securities portfolio and loan portfolio and the rising interest rate market.

Shareholders’ equity at June 30, 2018 totaled $751.8 million compared to $754.1 million at December 31, 2017. The decrease was primarily the result of an increase in accumulated other comprehensive loss of $21.0 million and cash dividends paid of $20.3 million, partially offset by net income of $36.5 million recorded for the six months ended June 30, 2018, net issuance of common stock under employee stock plans of $965,000, stock compensation expense of $965,000 and common stock issued under our dividend reinvestment plan of $720,000.

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
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increase interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
Our investment securities and U.S. Agency MBS decreased from $2.45 billion at December 31, 2017 to $2.20 billion at June 30, 2018. The decrease was due to the flattening yield curve, higher funding costs and the realignment of the securities portfolio acquired in the Diboll acquisition to meet our balance sheet strategy and ALCO objectives in this developing interest rate environment.
During the six months ended June 30, 2018, we sold AFS securities that resulted in an overall loss on the sale of AFS securities of $1.2 million. We primarily sold U.S. Agency debentures and mortgage related securities, along with Texas Municipals.  During the fourth quarter of 2017, we recorded an impairment charge of $234,000 in connection with $109 million of impaired U.S. Agency debentures that we sold during January 2018. The sales of lower yielding fixed rate securities were to help alleviate margin compression brought on by the increase in interest rates by the Federal Reserve. During the six months ended June 30, 2018, sales of securities were partially offset by purchases of U.S. Agency mortgage related securities, U.S. Treasury securities and Texas municipal securities. We early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” on January 2, 2018, and in conjunction with the adoption, made the transition election to reclassify from HTM to AFS approximately $743.4 million in book value of securities that qualified for the last-of-layer approach.
At June 30, 2018, securities decreased as a percentage of assets to 35.2% as compared to 37.7% at December 31, 2017 due to the $246.0 million, or 10.0%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.  Should the economics of purchasing securities decrease, as it did in the first six months of this year, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 23.7%, or $240.9 million, to $776.5 million at June 30, 2018 from $1.02 billion at December 31, 2017. From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at June 30, 2018 and $280.0 million December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining some of these variable rate advance agreements, the Company also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.832% and original terms ranging from five years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased 88.2% from $60.2 million at December 31, 2017 to $113.3 million at June 30, 2018, due to lower funding costs compared to other funding alternatives and ALCO objectives. At June 30, 2018, approximately $110.3 million of our brokered CDs were non-callable with a weighted average cost of 189 basis points and remaining maturities of less than twelve months. The remaining $3.0 million has a short-term call that we control and matures within eighteen months. Our wholesale funding policy currently allows maximum brokered deposits of $250.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the six months ended June 30, 2018, the decrease in FHLB borrowings, partially offset by the increase in brokered CDs, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 20.3% at June 30, 2018 from 24.3% at December 31, 2017.

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

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
			(in thousands)
Interest income
Loans	$39,301	$28,090	$78,131	$55,344
Investment securities – taxable	51	267	278	644
Investment securities – tax-exempt	6,353	6,157	12,734	12,711
Mortgage-backed securities	10,210	10,818	21,104	20,863
FHLB stock and other investments	411	299	825	597
Other interest earning assets	471	378	919	738
Total interest income	56,797	46,009	113,991	90,897
Interest expense
Deposits	8,581	5,138	16,032	9,419
FHLB borrowings	3,007	3,551	6,639	7,015
Subordinated notes	1,407	1,398	2,805	2,791
Trust preferred subordinated debentures	658	494	1,227	961
Other borrowings	33	4	44	7
Total interest expense	13,686	10,585	26,747	20,193
Net interest income	$43,111	$35,424	$87,244	$70,704

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
Net interest income for the three months ended June 30, 2018 increased $7.7 million, or 21.7%, to $43.1 million, compared to $35.4 million for the same period in 2017. The increase in net interest income for the three months ended June 30, 2018, compared to the same period in 2017, was due to the increase in interest income from our loan portfolio, partially offset by the increase in interest expense on our deposits. Total interest income increased $10.8 million, or 23.4%, to $56.8 million during the three months ended June 30, 2018, compared to $46.0 million during the same period in 2017. Total interest expense increased $3.1 million, or 29.3%, to $13.7 million during the three months ended June 30, 2018, compared to $10.6 million during the same period in 2017.
Net interest income for the six months ended June 30, 2018 increased $16.5 million, or 23.4%, to $87.2 million, compared to $70.7 million for the same period in 2017. The increase in net interest income for the six months ended June 30, 2018, compared to the same period in 2017, was due to the increase in interest income primarily from our loan portfolio, partially offset by the increase in interest expense on deposits. Total interest income increased $23.1 million, or 25.4%, to $114.0 million during the six months ended June 30, 2018, compared to $90.9 million during the same period in 2017. Total interest expense increased $6.6 million, or 32.5%, to $26.7 million during the six months ended June 30, 2018, compared to $20.2 million during the same period in 2017.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2018 and 2017. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates
	(unaudited)
	Three Months Ended
	June 30, 2018			June 30, 2017
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,285,756	$39,865	4.87%	$2,557,093	$29,080	4.56%
Loans held for sale	1,794	19	4.25%	5,914	60	4.07%
Securities:
Investment securities (taxable) (2)	6,891	51	2.97%	58,168	267	1.84%
Investment securities (tax-exempt) (2)	802,611	8,004	4.00%	749,259	9,386	5.02%
Mortgage-backed and related securities (2)	1,439,810	10,210	2.84%	1,594,269	10,818	2.72%
Total securities	2,249,312	18,265	3.26%	2,401,696	20,471	3.42%
FHLB stock, at cost, and equity investments	54,729	411	3.01%	66,744	299	1.80%
Interest earning deposits	92,291	400	1.74%	156,124	364	0.94%
Federal funds sold	16,251	71	1.75%	5,326	14	1.05%
Total earning assets	5,700,133	59,031	4.15%	5,192,897	50,288	3.88%
Cash and due from banks	75,560			50,961
Accrued interest and other assets	473,142			358,041
Less: Allowance for loan losses	(24,558)			(18,495)
Total assets	$6,224,277			$5,583,404
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$360,340	208	0.23%	$262,009	121	0.19%
Time deposits	1,175,230	4,303	1.47%	1,014,101	2,723	1.08%
Interest bearing demand deposits	1,981,427	4,070	0.82%	1,616,036	2,294	0.57%
Total interest bearing deposits	3,516,997	8,581	0.98%	2,892,146	5,138	0.71%
FHLB borrowings	692,386	3,007	1.74%	1,213,016	3,551	1.17%
Subordinated notes, net of unamortized debt issuance costs	98,306	1,407	5.74%	98,151	1,398	5.71%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,243	658	4.38%	60,238	494	3.29%
Other borrowings	9,283	33	1.43%	7,884	4	0.20%
Total interest bearing liabilities	4,377,215	13,686	1.25%	4,271,435	10,585	0.99%
Noninterest bearing deposits	1,045,298			729,564
Accrued expenses and other liabilities	50,843			39,819
Total liabilities	5,473,356			5,040,818
Shareholders’ equity	750,921			542,586
Total liabilities and shareholders’ equity	$6,224,277			$5,583,404
Net interest income (FTE)		$45,345			$39,703
Net interest margin (FTE)			3.19%			3.07%
Net interest spread (FTE)			2.90%			2.89%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2018 and 2017, loans totaling $35.4 million and $3.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Three Months Ended June 30, 2018 Compared to 2017
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$8,735	$2,050	$10,785
Loans held for sale	(44)	3	(41)
Investment securities (taxable)	(320)	104	(216)
Investment securities (tax-exempt) (1)	633	(2,015)	(1,382)
Mortgage-backed securities	(1,080)	472	(608)
FHLB stock, at cost, and equity investments	(61)	173	112
Interest earning deposits	(190)	226	36
Federal funds sold	43	14	57
Total earning assets	7,716	1,027	8,743
Interest expense on:
Savings deposits	52	35	87
Time deposits	480	1,100	1,580
Interest bearing demand deposits	597	1,179	1,776
FHLB borrowings	(1,871)	1,327	(544)
Subordinated notes, net of unamortized debt issuance costs	2	7	9
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	164	164
Other borrowings	1	28	29
Total interest bearing liabilities	(739)	3,840	3,101
Net change	$8,455	$(2,813)	$5,642

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in average earning assets of $507.2 million, or 9.8%, to $5.70 billion for the three months ended June 30, 2018 from $5.19 billion for the same period in 2017, and to a lesser extent, the increase in the average yield on earning assets to 4.15% for the three months ended June 30, 2018 from 3.88% for the three months ended June 30, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in the securities portfolio and interest earning deposits. The increase in the average yield on total earning assets during the three months ended June 30, 2018 was the result of increases in the average yields on all of the earning asset categories except the average yield on tax-exempt investment securities.
The increase in total interest expense for the three months ended June 30, 2018 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.25% for the three months ended June 30, 2018 from 0.99% for the three months ended June 30, 2017, and to a lesser extent, an increase in average interest bearing liabilities of $105.8 million, or 2.5%, to $4.38 billion during the three months ended June 30, 2018 from $4.27 billion during the three months ended June 30, 2017.  The increase in average interest-bearing liabilities was also a result of the acquisition of Diboll during the fourth quarter of 2017, partially offset by a decrease in FHLB borrowings. The increase in average rates paid on interest bearing liabilities was primarily due to rising interest rates during 2017 and 2018.
Our net interest margin (FTE) increased to 3.19% for the three months ended June 30, 2018, compared to 3.07% for the same period in 2017 and our net interest spread (FTE) increased slightly to 2.90%, compared to 2.89% for the same period in 2017.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2018 and 2017. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates
	(unaudited)
	Six Months Ended
	June 30, 2018			June 30, 2017
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,293,090	$79,266	4.85%	$2,553,183	$57,321	4.53%
Loans held for sale	1,669	30	3.62%	6,466	108	3.37%
Securities:
Investment securities (taxable) (2)	23,022	278	2.44%	72,262	644	1.80%
Investment securities (tax-exempt) (2)	803,844	16,004	4.01%	764,431	19,315	5.10%
Mortgage-backed and related securities (2)	1,498,151	21,104	2.84%	1,582,455	20,863	2.66%
Total securities	2,325,017	37,386	3.24%	2,419,148	40,822	3.40%
FHLB stock, at cost, and equity investments	60,831	825	2.73%	66,646	597	1.81%
Interest earning deposits	99,848	799	1.61%	159,162	710	0.90%
Federal funds sold	14,759	120	1.64%	6,266	28	0.90%
Total earning assets	5,795,214	118,426	4.12%	5,210,871	99,586	3.85%
Cash and due from banks	76,789			52,237
Accrued interest and other assets	483,086			354,283
Less: Allowance for loan losses	(22,791)			(18,313)
Total assets	$6,332,298			$5,599,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$357,073	392	0.22%	$257,402	213	0.17%
Time deposits	1,172,658	8,198	1.41%	971,095	4,950	1.03%
Interest bearing demand deposits	1,995,214	7,442	0.75%	1,661,762	4,256	0.52%
Total interest bearing deposits	3,524,945	16,032	0.92%	2,890,259	9,419	0.66%
FHLB borrowings	809,879	6,639	1.65%	1,257,429	7,015	1.13%
Subordinated notes, net of unamortized debt issuance costs	98,287	2,805	5.76%	98,134	2,791	5.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,242	1,227	4.11%	60,237	961	3.22%
Other borrowings	8,696	44	1.02%	7,437	7	0.19%
Total interest bearing liabilities	4,502,049	26,747	1.20%	4,313,496	20,193	0.94%
Noninterest bearing deposits	1,031,065			711,745
Accrued expenses and other liabilities	47,034			39,768
Total liabilities	5,580,148			5,065,009
Shareholders’ equity	752,150			534,069
Total liabilities and shareholders’ equity	$6,332,298			$5,599,078
Net interest income (FTE)		$91,679			$79,393
Net interest margin (FTE)			3.19%			3.07%
Net interest spread (FTE)			2.92%			2.91%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2018 and 2017, loans totaling $35.4 million and $3.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Six Months Ended June 30, 2018 Compared to 2017
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$17,571	$4,374	$21,945
Loans held for sale	(86)	8	(78)
Investment securities (taxable)	(541)	175	(366)
Investment securities (tax-exempt) (1)	955	(4,266)	(3,311)
Mortgage-backed securities	(1,145)	1,386	241
FHLB stock, at cost, and equity investments	(56)	284	228
Interest earning deposits	(332)	421	89
Federal funds sold	57	35	92
Total earning assets	16,423	2,417	18,840
Interest expense on:
Savings deposits	97	82	179
Time deposits	1,164	2,084	3,248
Interest bearing demand deposits	973	2,213	3,186
FHLB borrowings	(3,002)	2,626	(376)
Subordinated notes, net of unamortized debt issuance costs	4	10	14
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	266	266
Other borrowings	1	36	37
Total interest bearing liabilities	(763)	7,317	6,554
Net change	$17,186	$(4,900)	$12,286

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in average earning assets of $584.3 million, or 11.2%, to $5.80 billion for the six months ended June 30, 2018 from $5.21 billion for the same period in 2017, and to a lesser extent, the increase in the average yield on earning assets to 4.12% for the six months ended June 30, 2018 from 3.85% for the six months ended June 30, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in the securities portfolio and interest earning deposits. The increase in the average yield on total earning assets during the six months ended June 30, 2018 was the result of increases in the average yields on all of the earning asset categories except the average yield on tax-exempt investment securities.
The increase in total interest expense for the six months ended June 30, 2018 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.20% for the six months ended June 30, 2018 from 0.94% for the six months ended June 30, 2017, and to a lesser extent, the increase in average interest bearing liabilities of $188.6 million, or 4.4%, to $4.50 billion during the six months ended June 30, 2018 from $4.31 billion during the six months ended June 30, 2017.  The increase in average interest-bearing liabilities was also a result of the acquisition of Diboll during the fourth quarter of 2017, partially offset by a decrease in FHLB borrowings. The increase in average rates paid on interest bearing liabilities was primarily due to rising interest rates during 2017 and 2018.
Our net interest margin (FTE) increased to 3.19% for the six months ended June 30, 2018, compared to 3.07% for the same period in 2017 and our net interest spread (FTE) increased slightly to 2.92%, compared to 2.91% for the same period in 2017.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
In connection with the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, for the three and six months ended June 30, 2018, debit card expense and brokerage service expense previously reported in ATM and debit card expense and other noninterest expense are netted with deposit services income and brokerage services income, respectively. Due to the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2018		Six Months Ended June 30,		2018
			Change From				Change From
	2018	2017	2017		2018	2017	2017
Deposit services	$6,261	$5,255	$1,006	19.1%	$12,440	$10,369	$2,071	20.0%
Net (loss) gain on sale of securities available for sale	(332)	(75)	(257)	342.7%	(1,159)	247	(1,406)	(569.2)%
Gain on sale of loans	173	505	(332)	(65.7)%	288	1,206	(918)	(76.1)%
Trust income	1,931	899	1,032	114.8%	3,691	1,789	1,902	106.3%
Bank owned life insurance income	1,185	635	550	86.6%	1,817	1,269	548	43.2%
Brokerage services	506	682	(176)	(25.8)%	956	1,229	(273)	(22.2)%
Other noninterest income	1,283	1,392	(109)	(7.8)%	2,584	2,857	(273)	(9.6)%
Total noninterest income	$11,007	$9,293	$1,714	18.4%	$20,617	$18,966	$1,651	8.7%
The increase in noninterest income for the three months ended June 30, 2018 when compared to the same period in 2017, was primarily due to increases in trust income, deposit services income and bank owned life insurance income.
The increase in noninterest income for the six months ended June 30, 2018 when compared to the same period in 2017, was primarily due to increases in deposit services income, trust income and bank owned life insurance income, partially offset by a decrease in net gain on sale of securities available for sale and a decrease in gain on sale of loans.
The increase in deposit services income is primarily a result of increased deposit accounts related to the Diboll acquisition on November 30, 2017. The increase consists of income of $2.0 million and $3.9 million prior to netting the debit card expense of $988,000 and $1.8 million for the three and six months ended June 30, 2018, respectively.
During the six months ended June 30, 2018, we sold U.S. Government Agency debentures, U.S. Agency CMOs, U.S. Treasury securities, U.S. Agency CMBS and Texas municipal securities that resulted in a net loss on sale of AFS securities of $332,000 and $1.2 million for the three and six months ended June 30, 2018, respectively.
The decrease in gain on sale of loans for the three and six months ended June 30, 2018 was primarily due to a decline in the volume of loans sold.
The increase in trust income for the three and six months ended June 30, 2018 was primarily due to the increase in assets under management, a direct result of the Diboll acquisition.
The increase in bank owned life insurance income for the three and six months ended June 30, 2018 was primarily due to the death benefits realized in the second quarter of 2018 for a retired covered officer.
Brokerage services income reflects a decrease primarily due to the netting of brokerage services expense of $151,000 and $302,000 for the three and six months ended June 30, 2018, respectively.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2018		Six Months Ended June 30,		2018
			Change From				Change From
	2018	2017	2017		2018	2017	2017
Salaries and employee benefits	$16,633	$14,984	$1,649	11.0%	$35,192	$30,991	$4,201	13.6%
Occupancy expense	3,360	2,897	463	16.0%	6,943	5,760	1,183	20.5%
Acquisition expense	1,026	473	553	116.9%	1,858	473	1,385	292.8%
Advertising, travel & entertainment	775	548	227	41.4%	1,460	1,131	329	29.1%
ATM and debit card expense	243	889	(646)	(72.7)%	589	1,816	(1,227)	(67.6)%
Professional fees	952	1,050	(98)	(9.3)%	2,022	1,989	33	1.7%
Software and data processing expense	939	688	251	36.5%	1,962	1,413	549	38.9%
Telephone and communications	478	476	2	0.4%	1,016	1,002	14	1.4%
FDIC insurance	484	445	39	8.8%	981	886	95	10.7%
Amortization expense on intangibles	1,328	410	918	223.9%	2,706	841	1,865	221.8%
Other noninterest expense	3,056	2,677	379	14.2%	6,212	5,093	1,119	22.0%
Total noninterest expense	$29,274	$25,537	$3,737	14.6%	$60,941	$51,395	$9,546	18.6%
The increase in noninterest expense for the three and six months ended June 30, 2018 compared to the same periods in 2017, was primarily the result of the acquisition of Diboll on November 30, 2017 and certain other factors as identified below.
Salary and employee benefits increased for the three and six months ended June 30, 2018 compared to the same periods in 2017, due to increases in direct salary expense, partially offset by decreases in retirement expense. Direct salary expense increased $1.9 million, or 15.0%, and $4.2 million, or 15.6%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year due to additional employees as a result of the acquisition of Diboll and one-time bonus payments in the first quarter of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act, and to a lesser extent, normal salary increases effective in the first quarter of 2018. Retirement expense decreased $560,000, or 70.8%, and $229,000, or 15.0%, for the three and six months ended June 30, 2018, respectively, primarily due to the reversal of a split dollar liability related to the death of a retired covered officer during the second quarter of 2018.
Occupancy expense increased during the three and six months ended June 30, 2018 primarily due to increased depreciation, real estate taxes, janitorial, and various other occupancy related expense associated with the Diboll locations acquired. Also included in occupancy expense is additional rent expense of $164,000 recorded during the first quarter of 2018 in connection with the closure of one of our retail locations located within close proximity to an acquired Diboll location.
For the three months ended June 30, 2018, acquisition expense consisted of $441,000 in change in control payment accruals and severance payments, $541,000 in additional professional fees and $44,000 in travel expenses, both of the latter related to systems integration. For the six months ended June 30, 2018, acquisition expense consisted of $1.1 million in change in control payment accruals and severance payments, $721,000 in additional professional fees and $44,000 in travel expenses, both of the latter related to systems integration. Acquisition expense for the three and six months ended June 30, 2017, was primarily for professional fees.
Advertising, travel and entertainment expense increased during the three and six months ended June 30, 2018 primarily due to the integration of Diboll along with increased donations throughout our service areas.
ATM and debit card expense decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017. In connection with the application of ASU 2014-09 effective January 1, 2018, debit card expense related to interchange revenue of $988,000 and $1.8 million for the three and six months ended June 30, 2018, respectively, is now netted with deposit services income as part of noninterest income. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
Software and data processing expense increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to the additional data processing expense and integration costs in connection with the acquisition of Diboll.
Amortization expense on intangibles increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increase in 2018 was due to increased amortization related to both the core deposit intangible and trust relationship intangible recorded with the Diboll acquisition on November 30, 2017.

The increase in other noninterest expense for the three and six months ended June 30, 2018 compared to the same periods in 2017, was primarily due to increases in losses on other real estate owned, expense related to repossessed assets, director’s fees and an overall general increase in other noninterest expenses directly related to the acquisition of Diboll.
Income Taxes
Pre-tax income for the three and six months ended June 30, 2018 was $23.6 million and $41.9 million, respectively, compared to $17.8 million and $35.8 million for the same periods in 2017. We recorded income tax expense of $3.4 million and $5.5 million for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $3.4 million and $6.4 million for the same periods in 2017. The effective tax rate (“ETR”) as a percentage of pre-tax income was 14.3% and 13.0% for the three and six months ended June 30, 2018, respectively, compared to an ETR as a percentage of pre-tax income of 18.8% and 17.8% for the same periods in 2017.   The lower ETR for the three and six months ended June 30, 2018 compared to the same periods in 2017 was mainly due to the reduced corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017.
The ETR differs from the stated rate of 21% and 35% for the three and six months ended June 30, 2018 and 2017, respectively, primarily due to tax-exempt income from municipal loans and securities, as well as, bank owned life insurance. The net deferred tax asset totaled $15.4 million at June 30, 2018 as compared to $12.2 million at December 31, 2017. The $3.2 million increase in the net deferred tax asset is the result of the increase in unrealized loss in the AFS securities portfolio. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three and six months ended June 30, 2018, there were no material adjustments made to the provisional amounts recorded with the remeasurement. See “Note 12-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for the net deferred tax asset was recorded at June 30, 2018 or December 31, 2017, as management believes it is more likely than not that all of the net deferred tax asset will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of our total assets.  At June 30, 2018, these investments were 5.9% of total assets, as compared with 6.9% for December 31, 2017 and 7.5% for June 30, 2017. The decrease to 5.9% at June 30, 2018 is primarily reflective of changes in the investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at June 30, 2018 or December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at June 30, 2018 we had one outstanding letter of credit for $195,000.  At June 30, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $1.08 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios and interest rate spreads and margins.  The ALCO utilizes a simulation model to perform interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points, among others to assist in determining our overall interest rate risk and the adequacy of our liquidity position.  In addition, the ALCO utilizes this simulation model to determine the impact on net interest income of various interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios. See Part I - “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
Capital Resources
Our total shareholders’ equity at June 30, 2018 decreased 0.3%, or $2.3 million, to $751.8 million, or 12.0% of total assets, compared to $754.1 million, or 11.6% of total assets at December 31, 2017.

The decrease in shareholders’ equity was primarily the result of an increase in accumulated other comprehensive loss of $21.0 million and cash dividends paid of $20.3 million, partially offset by net income of $36.5 million recorded for the six months ended June 30, 2018, net issuance of common stock under employee stock plans of $965,000, stock compensation expense of $965,000 and common stock issued under our dividend reinvestment plan of $720,000.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of June 30, 2018, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
June 30, 2018	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$590,293	15.49%	$171,498	4.50%	N/A	N/A
Bank Only	$730,689	19.17%	$171,493	4.50%	$247,713	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$648,725	17.02%	$228,664	6.00%	N/A	N/A
Bank Only	$730,689	19.17%	$228,658	6.00%	$304,877	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$774,015	20.31%	$304,885	8.00%	N/A	N/A
Bank Only	$757,653	19.88%	$304,877	8.00%	$381,097	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$648,725	10.76%	$241,198	4.00%	N/A	N/A
Bank Only	$730,689	12.12%	$241,107	4.00%	$301,384	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of June 30, 2018, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Return on Average Assets	1.30%	1.04%
Return on Average Shareholders’ Equity	10.79	10.70
Dividend Payout Ratio – Basic	51.72	57.14
Dividend Payout Ratio – Diluted	52.63	57.14
Average Shareholders’ Equity to Average Total Assets	12.06	9.72
	Six Months Ended June 30,
	2018	2017
Return on Average Assets	1.16%	1.06%
Return on Average Shareholders’ Equity	9.77	11.13
Dividend Payout Ratio – Basic	55.77	52.48
Dividend Payout Ratio – Diluted	55.77	53.00
Average Shareholders’ Equity to Average Total Assets	11.88	9.54

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2017.  There were no substantial changes in these concentrations during the six months ended June 30, 2018.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2017	June 30, 2017
	June 30, 2018	December 31, 2017	June 30, 2017	Change (%)	Change (%)
Real Estate Loans:
Construction	$487,286	$475,867	$386,853	2.4%	26.0%
1-4 Family Residential	791,359	805,341	615,405	(1.7)%	28.6%
Commercial	1,245,936	1,265,159	1,033,629	(1.5)%	20.5%
Commercial Loans	282,723	266,422	172,311	6.1%	64.1%
Municipal Loans	345,595	345,798	305,023	(0.1)%	13.3%
Loans to Individuals	117,984	135,769	96,977	(13.1)%	21.7%
Total Loans	$3,270,883	$3,294,356	$2,610,198	(0.7)%	25.3%
Our loan portfolio decreased $23.5 million at June 30, 2018 compared to December 31, 2017 in the 1-4 family residential, commercial real estate and loans to individual portfolios, with those decreases partially offset by increases in the construction loan and commercial loan portfolios. During the three months ended June 30, 2018, our payoffs outpaced originations in the 1-4 family residential, commercial real estate and loans to individual portfolios.
Our loan portfolio increased $660.7 million at June 30, 2018 compared to June 30, 2017 due primarily to approximately $621.3 million of loans added on November 30, 2017 in the Diboll acquisition and growth in our Austin and Dallas-Fort Worth markets.
Our loan portfolio decreased at June 30, 2018 compared to December 31, 2017 primarily as a result of roll-off in 1-4 family and commercial real estate out-pacing originations and growth in the construction and commercial loan portfolios.
At June 30, 2018, our real estate loans represented 77.2% of our loan portfolio and are comprised of construction loans of 19.3%, 1-4 family residential loans of 31.3% and commercial real estate loans of 49.4%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. Some of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects typically have cash flows from leases with tenants, secondary sources of repayment and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans consist primarily of loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market. During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Despite a significant reduction in oil prices during 2015 and 2016 when the price per barrel of crude oil traded below $30 at one point, the Texas economy as a whole has continued to perform very well, reflective of the economic diversity Texas has achieved. Energy loans comprised approximately 1.55% and 1.50% of our loan portfolio at June 30, 2018 and December 31, 2017, respectively.

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
As of June 30, 2018, our review of the loan portfolio indicated that a loan loss allowance of $25.1 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2018, the allowance for loan losses increased $4.3 million, or 20.6%, to $25.1 million, or 0.77% of total loans, when compared to $20.8 million, or 0.63% of total loans at December 31, 2017, and increased $5.8 million, or 30.3%, from $19.2 million, or 0.74% of total loans at June 30, 2017, due primarily to an increase in nonaccruals during the first quarter of 2018 as well as growth in the loan portfolio since June 30, 2017.
For the three and six months ended June 30, 2018, loan charge-offs were $917,000 and $1.7 million, respectively, and recoveries were $488,000 and $1.0 million, respectively. For the three and six months ended June 30, 2017, loan charge-offs were $1.1 million and $2.1 million, respectively, and recoveries were $498,000 and $1.0 million, respectively. The necessary provision expense was estimated at $1.3 million and $5.0 million for the three and six months ended June 30, 2018, respectively, a decrease of $65,000, or 4.8%, and an increase of $2.6 million, or 105.2%, from $1.3 million and $2.4 million, respectively, for the comparable periods in 2017. The increase in provision expense for the six months ended June 30, 2018 was primarily due to two large commercial real estate loan relationships placed on nonaccrual status.
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
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2018	At December 31, 2017	At June 30, 2017
Nonaccrual loans (1)	$35,351	$2,937	$3,034
Accruing loans past due more than 90 days (1)	7	1	—
Restructured loans (2)	5,860	5,767	5,884
Other real estate owned	1,137	1,613	233
Repossessed assets	68	154	14
Total Nonperforming Assets	$42,423	$10,472	$9,165

(1) Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.
(2) Includes $2.9 million, $2.9 million, and $3.0 million in PCI loans restructured as of June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

	At June 30, 2018	At December 31, 2017	At June 30, 2017
Asset Quality Ratios:
Nonaccruing loans to total loans	1.08%	0.09%	0.12%
Allowance for loan losses to nonaccruing loans	70.92	707.56	634.18
Allowance for loan losses to nonperforming assets	59.10	198.44	209.94
Allowance for loan losses to total loans	0.77	0.63	0.74
Nonperforming assets to total assets	0.68	0.16	0.16
Net charge-offs to average loans	0.04	0.07	0.09
Total nonperforming assets at June 30, 2018 were $42.4 million, an increase of $32.0 million, or 305.1%, from $10.5 million at December 31, 2017 and an increase of $33.3 million, or 362.9%, from $9.2 million at June 30, 2017.
From December 31, 2017 to June 30, 2018, nonaccrual loans increased $32.4 million, or 1,103.6%, to $35.4 million and increased $32.3 million, or 1,065.2%, from June 30, 2017, primarily due to the addition of two large commercial real estate relationships consisting of three loans during the first quarter of 2018.  Of the total nonaccrual loans at June 30, 2018, $32.1 million are commercial real estate loans, $1.8 million are 1-4 family residential real estate loans, $1.0 million are commercial loans, $340,000 are loans to individuals, and $119,000 are construction loans. Restructured loans totaled $5.9 million at June 30, 2018, an increase of $93,000, or 1.6%, compared to December 31, 2017 and decreased $24,000, or 0.4%, when compared to $5.9 million at June 30, 2017. OREO decreased $476,000, or 29.5%, to $1.1 million at June 30, 2018 from $1.6 million at December 31, 2017 and increased $904,000, or 388.0%, from $233,000 at June 30, 2017.  The OREO at June 30, 2018 consisted of construction, 1-4 family residential and commercial real estate properties.  We are actively marketing all OREO properties and none are being held for investment purposes. Repossessed assets decreased $86,000, or 55.8%, to $68,000 at June 30, 2018, from $154,000 at December 31, 2017 and increased $54,000, or 385.7%, from $14,000 at June 30, 2017.
Acquisition
See “Note 2 - Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Branch Closures
Due to the close proximity of an acquired Diboll location to one of our branch locations in Tyler, Texas, we closed a retail branch located within the Fresh Grocery Store effective June 29, 2018. As part of the re-engineering of one of our branches during the rebranding efforts, we made the decision to relocate our Tyler South Broadway branch and drive-thru to one location which is scheduled to open during the fourth quarter of 2018 at which time our current Tyler South Broadway branch and drive-thru are scheduled to permanently close.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates, many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates, and none are assumed to go negative. As of June 30, 2018, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of of 2.48% and 1.53%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.94% and 5.64%, respectively, relative to the base case over the next 12 months. As of December 31, 2017, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.13%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 1.25% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 2.50%, relative to the base case over the next 12 months.  As of June 30, 2017, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 2.55% and 3.08%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 6.63% and 5.42%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	July 27, 2018	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 27, 2018	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)