Form 10-Q
period 2018-09-30
SOUTHSIDE BANCSHARES INC
filed 2018-10-26
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 22, 2018 was 35,159,939 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$85,103	$79,171
Interest earning deposits	70,685	111,541
Federal funds sold	18,284	7,980
Total cash and cash equivalents	174,072	198,692
Securities available for sale, at estimated fair value	1,939,277	1,538,755
Securities held to maturity, at carrying value (estimated fair value of $156,472 and $921,800, respectively)	163,365	909,506
FHLB stock, at cost	32,291	55,729
Equity investments	12,029	5,821
Loans held for sale	954	2,001
Loans:
Loans	3,274,524	3,294,356
Less: Allowance for loan losses	(26,092)	(20,781)
Net loans	3,248,432	3,273,575
Premises and equipment, net	133,939	133,640
Goodwill	201,116	201,246
Other intangible assets, net	19,009	22,993
Interest receivable	22,456	28,491
Deferred tax asset, net	16,433	12,204
Unsettled trades to sell securities	14,602	—
Unsettled issuances of brokered certificates of deposit	10,000	—
Bank owned life insurance	97,611	100,368
Other assets	19,768	15,076
Total assets	$6,105,354	$6,498,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,033,572	$1,037,401
Interest bearing	3,519,940	3,478,046
Total deposits	4,553,512	4,515,447
Federal funds purchased and repurchase agreements	8,975	9,498
FHLB borrowings	561,267	1,017,361
Subordinated notes, net of unamortized debt issuance costs	98,366	98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,244	60,241
Unsettled trades to purchase securities	28,662	—
Other liabilities	41,822	43,162
Total liabilities	5,352,848	5,743,957

Off-balance-sheet arrangements, commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized and 37,832,989 shares issued at September 30, 2018 and 40,000,000 shares authorized and 37,802,352 shares issued at December 31, 2017)	47,291	47,253
Paid-in capital	761,594	757,439
Retained earnings	58,578	32,851
Treasury stock, shares at cost (2,673,050 at September 30, 2018 and 2,802,019 at December 31, 2017)	(45,966)	(47,105)
Accumulated other comprehensive loss	(68,991)	(36,298)
Total shareholders’ equity	752,506	754,140
Total liabilities and shareholders’ equity	$6,105,354	$6,498,097
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Loans	$39,831	$29,322	$117,962	$84,666
Investment securities – taxable	36	58	314	702
Investment securities – tax-exempt	6,331	5,670	19,065	18,381
Mortgage-backed securities	10,086	10,567	31,190	31,430
FHLB stock and equity investments	377	329	1,202	926
Other interest earning assets	491	527	1,410	1,265
Total interest income	57,152	46,473	171,143	137,370
Interest expense
Deposits	9,497	5,420	25,529	14,839
FHLB borrowings	3,108	4,156	9,747	11,171
Subordinated notes	1,423	1,413	4,228	4,204
Trust preferred subordinated debentures	684	520	1,911	1,481
Other borrowings	30	4	74	11
Total interest expense	14,742	11,513	41,489	31,706
Net interest income	42,410	34,960	129,654	105,664
Provision for loan losses	975	960	5,991	3,404
Net interest income after provision for loan losses	41,435	34,000	123,663	102,260
Noninterest income
Deposit services	6,317	5,476	18,757	15,845
Net (loss) gain on sale of securities available for sale	(741)	627	(1,900)	874
Gain on sale of loans	303	347	591	1,553
Trust income	1,568	873	5,259	2,662
Bank owned life insurance income	552	636	2,369	1,905
Brokerage services	532	561	1,488	1,790
Other	1,491	888	4,075	3,745
Total noninterest income	10,022	9,408	30,639	28,374
Noninterest expense
Salaries and employee benefits	17,628	14,472	52,820	45,463
Occupancy expense	3,396	2,981	10,339	8,741
Acquisition expense	437	405	2,295	878
Advertising, travel & entertainment	648	487	2,108	1,618
ATM and debit card expense	251	1,024	840	2,840
Professional fees	824	996	2,846	2,985
Software and data processing expense	977	732	2,939	2,145
Telephone and communications	354	459	1,370	1,461
FDIC insurance	435	441	1,416	1,327
Amortization expense on intangibles	1,279	388	3,985	1,229
Other	2,733	2,622	8,945	7,715
Total noninterest expense	28,962	25,007	89,903	76,402
Income before income tax expense	22,495	18,401	64,399	54,232
Income tax expense	2,192	3,890	7,642	10,251
Net income	$20,303	$14,511	$56,757	$43,981

Earnings per common share – basic	$0.58	$0.49	$1.62	$1.50
Earnings per common share – diluted	$0.58	$0.49	$1.61	$1.49
Dividends paid per common share	$0.30	$0.28	$0.88	$0.81
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$20,303	$14,511	$56,757	$43,981
Other comprehensive (loss) income:
Securities available for sale and transferred securities:
Change in net unrealized holding (losses) gains on available for sale securities during the period	(16,885)	344	(65,039)	18,450
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	—	—	11,881	—
Change in net unrealized losses on securities transferred from held to maturity to available for sale	—	—	401	—
Reclassification adjustment for net loss on equity investments, reclassified to retained earnings with adoption of ASU 2016-01	—	—	107	—
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	(661)	490	729	1,191
Reclassification adjustment for net loss (gain) on sale of available for sale securities, included in net income	741	(627)	1,900	(874)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	1,894	(236)	7,864	(2,084)
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	—	—	273
Reclassification adjustment from other comprehensive income (loss) related to derivatives designated as cash flow hedge	(406)	101	(864)	694
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	546	402	1,637	1,205
Other comprehensive (loss) income, before tax	(14,771)	474	(41,384)	18,855
Income tax benefit (expense) related to items of other comprehensive income (loss)	3,102	(166)	8,691	(6,599)
Other comprehensive (loss) income, net of tax	(11,669)	308	(32,693)	12,256
Comprehensive income	$8,634	$14,819	$24,064	$56,237

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	43,981	—	—	43,981
Other comprehensive income	—	—	—	—	12,256	12,256
Issuance of common stock for dividend reinvestment plan (33,000 shares)	41	1,057	—	—	—	1,098
Stock compensation expense	—	1,393	—	—	—	1,393
Net issuance of common stock under employee stock plans (138,035 shares)	61	1,802	(73)	600	—	2,390
Cash dividends paid on common stock ($0.81 per share)	—	—	(23,369)	—	—	(23,369)
Stock dividend declared (719,515 shares)	899	24,061	(24,960)	—	—	—
Balance at September 30, 2017	$40,321	$563,553	$25,677	$(47,291)	$(26,237)	$556,023

Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
Net income	—	—	56,757	—	—	56,757
Other comprehensive loss	—	—	—	—	(32,693)	(32,693)
Issuance of common stock for dividend reinvestment plan (30,637 shares)	38	1,051	—	—	—	1,089
Stock compensation expense	—	1,626	—	—	—	1,626
Net issuance of common stock under employee stock plans (128,969 shares)	—	1,478	(87)	1,139	—	2,530
Cash dividends paid on common stock ($0.88 per share)	—	—	(30,858)	—	—	(30,858)
Cumulative effect of ASU 2016-01	—	—	(85)	—	—	(85)
Balance at September 30, 2018	$47,291	$761,594	$58,578	$(45,966)	$(68,991)	$752,506

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$56,757	$43,981
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	10,571	7,251
Securities premium amortization (discount accretion), net	10,875	13,502
Loan (discount accretion) premium amortization, net	(2,021)	(818)
Provision for loan losses	5,991	3,404
Stock compensation expense	1,626	1,393
Deferred tax expense	4,535	453
Net loss (gain) on sale of securities available for sale	1,900	(874)
Net loss on premises and equipment	379	77
Gross proceeds from sales of loans held for sale	19,612	50,689
Gross originations of loans held for sale	(18,565)	(45,225)
Net loss (gain) on other real estate owned	411	(1)
Net gain on sale of customer receivables	(124)	—
Net change in:
Interest receivable	6,035	6,391
Other assets	(1,672)	2,696
Interest payable	(839)	(923)
Other liabilities	7,639	(4,639)
Net cash provided by operating activities	103,110	77,357

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(228,281)	(371,555)
Sales	394,232	486,460
Maturities, calls and principal repayments	122,135	87,096
Securities held to maturity:
Purchases	—	(1,521)
Maturities, calls and principal repayments	2,656	25,455
Proceeds from redemption of FHLB stock and other investments	24,360	114
Purchases of FHLB stock and other investments	(1,174)	(761)
Net loan paydowns (originations)	15,892	(127,240)
Proceeds from sales of customer receivables	4,300	—
Purchases of premises and equipment	(8,863)	(7,090)
Proceeds from sales of premises and equipment	1,905	8
Proceeds from sales of other real estate owned	771	134
Proceeds from sales of repossessed assets	378	341
Net cash provided by investing activities	328,311	91,441

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2018	2017
FINANCING ACTIVITIES:
Net change in deposits	$27,809	$31,031
Net (decrease) increase in federal funds purchased and repurchase agreements	(523)	1,986
Proceeds from FHLB borrowings	2,569,000	2,366,476
Repayment of FHLB borrowings	(3,025,088)	(2,533,551)
Proceeds from stock option exercises	2,655	2,527
Cash paid to tax authority related to tax withholding on share-based awards	(125)	(137)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,089	1,098
Cash dividends paid	(30,858)	(23,369)
Net cash used in financing activities	(456,041)	(153,939)

Net (decrease) increase in cash and cash equivalents	(24,620)	14,859
Cash and cash equivalents at beginning of period	198,692	169,654
Cash and cash equivalents at end of period	$174,072	$184,513

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$42,209	$32,629
Income taxes paid	$2,000	$8,300

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$1,220	$407
Loans transferred from portfolio to held for sale	$3,984	$—
Transfer of held to maturity securities to available for sale securities	$743,421	$—
Adjustment to pension liability	$1,637	$(1,205)
Stock dividend (2.5% for 2017)	$—	$24,960
Unsettled trades to purchase securities	$(28,662)	$(16,673)
Unsettled trades to sell securities	$14,602	$11,843
Unsettled issuances of brokered CDs	$10,000	$—

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
We adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20, on January 1, 2018, the effective date of the guidance, using the modified retrospective approach. As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows. As a result of the guidance, we adjusted the presentation of revenue received from our brokerage services, merchant services, as well as our interchange income associated with debit card services, which were all deemed to be services offered in an agent capacity. These lines of revenue will now be presented on a net basis with the fee income disclosed net of the related costs in the noninterest income section of the consolidated statements of income. In connection with the adoption, for the three and nine months ended September 30, 2018, we netted $1.0 million and $2.8 million of debit card expense against deposit services income and $172,000 and $474,000 of brokerage services expense against brokerage services income, respectively. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and are not comparative. Refer to our revenue recognition discussion below and “Note 1 - Summary of Significant Accounting and Reporting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information related to our revenue recognition policies.
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
We adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on January 1, 2018. ASU 2017-07 requires employers to present the service cost component of net periodic postretirement benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We elected to use the practical expedient that permits us to use the amounts in our pension plan disclosures in our employee benefit footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, which resulted in an increase of $77,000 and $234,000 in salaries and employee benefits expense and a decrease of $77,000 and $234,000 in other noninterest expense for the three and nine months ended September 30, 2017, respectively.
We early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” on January 1, 2018. ASU 2017-12 (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance also permits a transition election to reclassify held to maturity (“HTM”) securities to AFS securities if a portion of those securities would qualify to be hedged under the new “last-of-layer” approach. The guidance requires companies to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The guidance did not have an impact on our derivatives that qualified as hedges on the date of adoption and thus no adjustment was made to retained earnings. In conjunction with the adoption of ASU 2017-12, we made the transition election to reclassify approximately $743.4 million in book value of securities from HTM to AFS that qualified for the last-of-layer method described in ASU 2017-12.
During the second quarter of 2018, we entered into partial term fair value hedges, as allowed under the recently adopted ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. These hedges are expected to be effective in offsetting changes in the fair value of the hedged securities. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income.
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

•
Brokerage services. Brokerage services income includes fees and commissions charged when we arrange for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume and value of the services provided.

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
Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both finance (formerly known as “capital”) and operating leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance originally required companies to apply the requirements in the year of adoption using a modified retrospective approach; however, in July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides lessees the option to apply the new leasing standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to select this transition option. We are currently evaluating the impact this guidance will have on our consolidated financial statements, and we anticipate our assessment to be completed during the fiscal year 2018.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements. We plan to adopt on January 1, 2020, the effective date. We have developed a project plan and have assigned a project team to complete the analysis needed to implement the guidance. The team is currently completing the data collection and anticipates running parallel models in early 2019.
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
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date. If the debt security is not called at the earliest call date, the holder of the debt security would be required to reset the effective yield on the debt security based on the payment terms required by the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have elected to adopt on January 1, 2019. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative adjustment directly to retained earnings as of the beginning of the period of adoption. We have evaluated an estimate of the potential impact of the pending adoption of ASU 2017-08 on our consolidated financial statements. Based on our existing municipal securities portfolio, the preliminary estimate of amortizing premiums to the earliest call date will increase amortization expense recorded through interest income for the year ended December 31, 2019 by approximately $2.9 million. Our preliminary estimate of the cumulative adjustment to retained earnings, at the date of adoption, is estimated to reduce retained earnings by $14.4 million, before tax.

2.    Acquisition
On November 30, 2017, we acquired 100% of the outstanding stock of Diboll State Bancshares, Inc. and its wholly-owned subsidiary First Bank & Trust East Texas (collectively, “Diboll”), headquartered in Diboll, Texas. Diboll operated 17 banking offices in Diboll and surrounding areas. We acquired Diboll to further expand our presence in the East Texas market. The operations of Diboll were merged into the Company as of the date of the acquisition.
The Diboll acquisition was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their respective acquisition date fair values.  The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. Subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2017, we continue to evaluate the assets and liabilities assumed. This evaluation has resulted in an immaterial adjustment to goodwill at September 30, 2018, based on the filing of the short-period Federal Income Tax return for Diboll and its subsidiaries. The impact of the adjustments to goodwill, net of deferred tax, is reflected below. For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Diboll, see “Note 2 - Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2017.
The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2018 (in thousands):

Goodwill

Balance as of December 31, 2017	$201,246
Less: measurement period adjustments	(130)
Balance as of September 30, 2018	$201,116

3.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and Diluted Earnings:
Net income	$20,303	$14,511	$56,757	$43,981
Basic weighted-average shares outstanding	35,114	29,370	35,066	29,326
Add: Stock awards	174	200	175	205
Diluted weighted-average shares outstanding	35,288	29,570	35,241	29,531
Basic Earnings Per Share:
Net Income	$0.58	$0.49	$1.62	$1.50
Diluted Earnings Per Share:
Net Income	$0.58	$0.49	$1.61	$1.49
For the three- and nine-month periods ended September 30, 2018, there were approximately 84,000 and 61,000 anti-dilutive shares, respectively. For the three- and nine-month periods ended September 30, 2017, there were approximately 45,000 and 49,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(42,536)	$10,753	$(135)	$(25,404)	$(57,322)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(16,885)	1,894	—	—	(14,991)
Reclassified from accumulated other comprehensive income	80	(406)	(1)	547	220
Income tax benefit (expense)	3,529	(312)	—	(115)	3,102
Net current-period other comprehensive (loss) income, net of tax	(13,276)	1,176	(1)	432	(11,669)
Ending balance, net of tax	$(55,812)	$11,929	$(136)	$(24,972)	$(68,991)

	Nine Months Ended September 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(52,757)	7,864	—	—	(44,893)
Reclassified from accumulated other comprehensive income (1)	2,736	(864)	(5)	1,642	3,509
Income tax benefit (expense)	10,504	(1,470)	2	(345)	8,691
Net current-period other comprehensive (loss) income, net of tax	(39,517)	5,530	(3)	1,297	(32,693)
Ending balance, net of tax	$(55,812)	$11,929	$(136)	$(24,972)	$(68,991)

(1)
As discussed in “Note 1 – Summary of Significant Accounting and Reporting Policies,” the Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

	Three Months Ended September 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(11,644)	$3,957	$(136)	$(18,722)	$(26,545)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	344	(236)	—	—	108
Reclassified from accumulated other comprehensive income	(137)	101	(1)	403	366
Income tax (expense) benefit	(72)	47	—	(141)	(166)
Net current-period other comprehensive income (loss), net of tax	135	(88)	(1)	262	308
Ending balance, net of tax	$(11,509)	$3,869	$(137)	$(18,460)	$(26,237)

	Nine Months Ended September 30, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	18,450	(1,811)	—	—	16,639
Reclassified from accumulated other comprehensive income	317	694	(5)	1,210	2,216
Income tax (expense) benefit	(6,568)	391	1	(423)	(6,599)
Net current-period other comprehensive income (loss), net of tax	12,199	(726)	(4)	787	12,256
Ending balance, net of tax	$(11,509)	$3,869	$(137)	$(18,460)	$(26,237)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Unrealized losses on securities transferred:
Amortization of unrealized losses (1)	$661	$(490)	$(729)	$(1,191)
Tax (expense) benefit	(139)	172	153	417
Net of tax	$522	$(318)	$(576)	$(774)

Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (2)	$(741)	$627	$(1,900)	$874
Tax benefit (expense)	156	(220)	399	(306)
Net of tax	$(585)	$407	$(1,501)	$568

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$384	$(122)	$799	$(746)
Tax (expense) benefit	(81)	43	(168)	261
Net of tax	$303	$(79)	$631	$(485)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$22	$21	$65	$52
Tax expense	(5)	(7)	(14)	(18)
Net of tax	$17	$14	$51	$34

Amortization of pension plan:
Net actuarial loss (4)	$(547)	$(403)	$(1,642)	$(1,210)
Prior service credit (4)	1	1	5	5
Total before tax	(546)	(402)	(1,637)	(1,205)
Tax benefit	115	141	343	422
Net of tax	(431)	(261)	(1,294)	(783)
Total reclassifications for the period, net of tax	$(174)	$(237)	$(2,689)	$(1,440)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net (loss) gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 8 - Employee Benefit Plans.”

5.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of September 30, 2018 and December 31, 2017 are reflected in the tables below (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Treasury	$19,706	$42	$—	$19,748
State and Political Subdivisions	718,237	4,666	23,834	699,069
Other Stocks and Bonds	3,000	27	—	3,027
Mortgage-backed Securities: (1)
Residential	708,137	1,997	22,536	687,598
Commercial	544,993	244	15,402	529,835
Total	$1,994,073	$6,976	$61,772	$1,939,277

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$3,087	$—	$57	$3,030
Mortgage-backed Securities: (1)
Residential	59,679	143	3,015	56,807
Commercial	100,599	65	4,029	96,635
Total	$163,365	$208	$7,101	$156,472

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$—	$108,869
State and Political Subdivisions	392,760	3,895	3,991	392,664
Other Stocks and Bonds	5,024	31	—	5,055
Other Equity Securities (2)	6,027	—	107	5,920
Mortgage-backed Securities: (1)
Residential	720,930	4,476	7,377	718,029
Commercial	308,357	761	900	308,218
Total	$1,541,967	$9,163	$12,375	$1,538,755

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$413,632	$10,879	$2,583	$421,928
Mortgage-backed Securities: (1)
Residential	129,044	1,631	239	130,436
Commercial	366,830	3,812	1,206	369,436
Total	$909,506	$16,322	$4,028	$921,800

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $15.8 million ($12.5 million, net of tax) at September 30, 2018 and $17.4 million ($13.8 million, net of tax) at December 31, 2017. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2018 or the year ended December 31, 2017.
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

The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$287,571	$7,728	$244,510	$16,106	$532,081	$23,834
Mortgage-backed Securities:
Residential	332,230	8,003	285,356	14,533	617,586	22,536
Commercial	415,196	12,991	45,485	2,411	460,681	15,402
Total	$1,034,997	$28,722	$575,351	$33,050	$1,610,348	$61,772
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$1,761	$23	$1,269	$34	$3,030	$57
Mortgage-backed Securities:
Residential	48,022	2,473	6,781	542	54,803	3,015
Commercial	50,276	1,578	37,995	2,451	88,271	4,029
Total	$100,059	$4,074	$46,045	$3,027	$146,104	$7,101

	As of December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$32,341	$121	$172,006	$3,870	$204,347	$3,991
Other Equity Securities (1)	5,920	107	—	—	5,920	107
Mortgage-backed Securities:
Residential	429,742	3,232	102,973	4,145	532,715	7,377
Commercial	146,796	419	13,134	481	159,930	900
Total	$614,799	$3,879	$288,113	$8,496	$902,912	$12,375
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$85,608	$807	$56,736	$1,776	$142,344	$2,583
Mortgage-backed Securities:
Residential	24,707	157	2,736	82	27,443	239
Commercial	136,491	782	13,552	424	150,043	1,206
Total	$246,806	$1,746	$73,024	$2,282	$319,830	$4,028

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at September 30, 2018.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. Agency mortgage-backed securities (“MBS”) where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at September 30, 2018.
The following tables reflect interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2017
U.S. Treasury	$10	$—
U.S. Government Agency Debentures	—	—
State and Political Subdivisions	6,331	5,670
Other Stocks and Bonds	26	27
Other Equity Securities	—	31
Mortgage-backed Securities	10,086	10,567
Total interest income on securities	$16,453	$16,295

	Nine Months Ended September 30,
	2018	2017
U.S. Treasury	$141	$519
U.S. Government Agency Debentures	89	—
State and Political Subdivisions	19,065	18,381
Other Stocks and Bonds	84	96
Other Equity Securities (1)	—	87
Mortgage-backed Securities	31,190	31,430
Total interest income on securities	$50,569	$50,513

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

Of the $1.9 million in net securities loss from the AFS portfolio for the nine months ended September 30, 2018, there were $1.9 million in realized gains and $3.8 million in realized losses.  Of the $874,000 in net securities gains from the AFS portfolio for the nine months ended September 30, 2017, there were $4.7 million in realized gains and $3.8 million in realized losses. There were no sales from the HTM portfolio during the nine months ended September 30, 2018 or 2017. We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2018, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2018
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$3,557	$3,616
Due after one year through five years	49,413	50,431
Due after five years through ten years	183,420	181,041
Due after ten years	504,553	486,756
	740,943	721,844
Mortgage-backed Securities	1,253,130	1,217,433
Total	$1,994,073	$1,939,277

	September 30, 2018
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$115	$115
Due after one year through five years	1,700	1,670
Due after five years through ten years	1,272	1,245
Due after ten years	—	—
	3,087	3,030
Mortgage-backed Securities:	160,278	153,442
Total	$163,365	$156,472

Investment securities and MBS with carrying values of $1.15 billion and $1.24 billion were pledged as of September 30, 2018 and December 31, 2017, respectively. Pledged securities may be used to collateralize one or more of the following: Federal Home Loan Bank of Dallas (“FHLB”) borrowings, repurchase agreements and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheet include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2018, we had equity investments recorded in our consolidated balance sheet of $12.0 million. At December 31, 2017, we had $5.8 million in equity investments without readily determinable fair values recorded at cost.

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

At December 31, 2017, we had $5.9 million in equity investments included in AFS securities and recorded at fair value, with net unrealized losses of $85,000, net of tax, recognized in AOCI. On January 1, 2018, these unrealized losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity investments during the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net (losses) recognized during the period on equity investments	$(42)	$(176)
Less: Net gains and (losses) recognized during the period on equity investments sold during the period	—	—
Unrealized (losses) recognized during the reporting period on equity investments still held at the reporting date	$(42)	$(176)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2018.

Federal Home Loan Bank Stock

Our FHLB stock, which has limited marketability, is carried at cost.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2018	December 31, 2017
Real Estate Loans:
Construction	$484,254	$475,867
1-4 Family Residential	791,274	805,341
Commercial	1,218,714	1,265,159
Commercial Loans	322,873	266,422
Municipal Loans	344,792	345,798
Loans to Individuals	112,617	135,769
Total Loans	3,274,524	3,294,356
Less: Allowance for Loan Losses (1)	26,092	20,781
Net Loans	$3,248,432	$3,273,575

(1)
Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss. The allowance for loan loss recorded on purchase credit impaired (“PCI”) loans totaled $824,000 as of September 30, 2018. There was no allowance for loan loss recorded on PCI loans as of December 31, 2017.

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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2018 consisted of $1.11 billion of owner and non-owner occupied real estate, $87.8 million of loans secured by multi-family properties and $19.4 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Loans to Individuals
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles. Loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards we employ for consumer loans include an application, a determination of the applicant’s payment history on other debts, with the greatest weight being given to payment history with us and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount. Most of our loans to individuals are collateralized, which management believes assists in limiting our exposure.
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
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of our loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions and geographic and industry loan concentration.
Credit Quality Indicators
We categorize loans into risk categories on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  We use the following definitions for risk ratings:

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
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off and recovery procedures;

•	Changes in local, regional and national economic and business conditions, including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.

These factors are also considered for the non-PCI loan portfolio specifically in regards to changes in credit quality, past due, nonaccrual and charge-off trends.
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072
Provision (reversal) for loan losses (2)	(717)	585	290	533	5	279	975
Loans charged off	—	(8)	—	(13)	—	(641)	(662)
Recoveries of loans charged off	—	331	5	105	—	266	707
Balance at end of period	$3,124	$3,638	$14,331	$3,185	$864	$950	$26,092

	Nine Months Ended September 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	(538)	906	3,499	1,194	4	926	5,991
Loans charged off	(14)	(65)	—	(270)	—	(1,997)	(2,346)
Recoveries of loans charged off	—	352	11	167	—	1,136	1,666
Balance at end of period	$3,124	$3,638	$14,331	$3,185	$864	$950	$26,092

	Three Months Ended September 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,573	$2,392	$9,970	$1,624	$765	$917	$19,241
Provision (reversal) for loan losses (2)	(20)	34	383	189	41	333	960
Loans charged off	—	(11)	—	(73)	—	(593)	(677)
Recoveries of loans charged off	—	10	2	89	—	246	347
Balance at end of period	$3,553	$2,425	$10,355	$1,829	$806	$903	$19,871

	Nine Months Ended September 30, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (2)	(560)	46	3,140	(84)	56	806	3,404
Loans charged off	(35)	(299)	—	(650)	—	(1,835)	(2,819)
Recoveries of loans charged off	1	13	11	300	—	1,050	1,375
Balance at end of period	$3,553	$2,425	$10,355	$1,829	$806	$903	$19,871
(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss.

(2)
Of the $975,000 and $6.0 million recorded in provision for loan losses for the three and nine months ended September 30, 2018, $466,000 and $824,000 related to provision expense on PCI loans, respectively. Of the $960,000 and $3.4 million recorded in provision for loan losses for the three and nine months ended September 30, 2017, $50,000 related to provision expense on PCI loans.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	As of September 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$18	$37	$5,563	$340	$9	$72	$6,039
Ending balance – collectively evaluated for impairment	3,106	3,601	8,768	2,845	855	878	20,053
Balance at end of period	$3,124	$3,638	$14,331	$3,185	$864	$950	$26,092

	As of December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$14	$14	$252	$10	$51	$353
Ending balance – collectively evaluated for impairment	3,664	2,431	10,807	1,842	850	834	20,428
Balance at end of period	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

(1)	The allowance for loan loss on PCI loans totaled $824,000 as of September 30, 2018. There was no allowance for loan losses associated with PCI loans as of December 31, 2017.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	September 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$54	$1,245	$29,938	$1,594	$429	$168	$33,428
Loans collectively evaluated for impairment	483,996	778,830	1,167,687	318,726	344,363	111,823	3,205,425
Purchased credit impaired loans	204	11,199	21,089	2,553	—	626	35,671
Total ending loan balance	$484,254	$791,274	$1,218,714	$322,873	$344,792	$112,617	$3,274,524

	December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$86	$1,581	$895	$1,429	$502	$205	$4,698
Loans collectively evaluated for impairment	475,505	797,111	1,232,327	259,745	345,296	134,441	3,244,425
Purchased credit impaired loans	276	6,649	31,937	5,248	—	1,123	45,233
Total ending loan balance	$475,867	$805,341	$1,265,159	$266,422	$345,798	$135,769	$3,294,356

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	September 30, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$483,704	$382	$5	$122	$41	$484,254
1-4 Family Residential	782,330	458	553	6,635	1,298	791,274
Commercial	1,086,806	24,346	35,944	69,614	2,004	1,218,714
Commercial Loans	314,422	1,104	4,043	3,030	274	322,873
Municipal Loans	343,504	—	859	429	—	344,792
Loans to Individuals	111,665	15	18	610	309	112,617
Total	$3,122,431	$26,305	$41,422	$80,440	$3,926	$3,274,524

	December 31, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$471,446	$3,329	$77	$982	$33	$475,867
1-4 Family Residential	796,639	559	857	6,610	676	805,341
Commercial	1,136,576	26,275	25,301	76,625	382	1,265,159
Commercial Loans	247,430	9,625	3,956	5,203	208	266,422
Municipal Loans	344,366	—	930	502	—	345,798
Loans to Individuals	134,694	20	102	707	246	135,769
Total	$3,131,151	$39,808	$31,223	$90,629	$1,545	$3,294,356

(1)
Includes PCI loans comprised of $25,000 pass watch, $2.1 million special mention, $6.1 million substandard and $2.4 doubtful as of September 30, 2018. Includes PCI loans comprised of $362,000 pass watch, $6.0 million special mention, $10.5 million substandard and $925,000 doubtful as of December 31, 2017.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2018	At December 31, 2017
Nonaccrual loans (1)	$32,526	$2,937
Accruing loans past due more than 90 days (1)	—	1
Restructured loans (2)	5,699	5,767
Other real estate owned	1,413	1,613
Repossessed assets	—	154
Total Nonperforming Assets	$39,638	$10,472

(1)
Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated. The increase in nonaccrual loans was primarily the result of the addition of two large commercial real estate relationships consisting of three loans in the first quarter of 2018.

(2)	Includes $3.2 million and $2.9 million in PCI loans restructured as of September 30, 2018 and December 31, 2017, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $232,000 and $154,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2018 and December 31, 2017, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	September 30, 2018	December 31, 2017
Real Estate Loans:
Construction	$55	$86
1-4 Family Residential	1,399	1,098
Commercial	29,512	595
Commercial Loans	1,153	903
Loans to Individuals	407	255
Total	$32,526	$2,937
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

The following tables set forth impaired loans by class of loans, including the unpaid contractual principal balance, the recorded investment and the allowance for loan losses for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of September 30, 2018 or December 31, 2017.

	September 30, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$185	$157	$18
1-4 Family Residential	4,891	4,559	37
Commercial	33,560	32,267	5,563
Commercial Loans	2,605	2,269	340
Municipal Loans	429	429	9
Loans to Individuals	232	191	72
Total (1)	$41,902	$39,872	$6,039

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$91	$86	$12
1-4 Family Residential	4,141	3,952	14
Commercial	1,353	1,199	14
Commercial Loans	1,665	1,605	252
Municipal Loans	502	502	10
Loans to Individuals	237	205	51
Total (1)	$7,989	$7,549	$353

(1)	Includes $6.4 million and $2.9 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of September 30, 2018 and December 31, 2017, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$35	$2,808	$41	$2,884	$481,370	$484,254
1-4 Family Residential	2,296	2,326	520	5,142	786,132	791,274
Commercial	252	115	123	490	1,218,224	1,218,714
Commercial Loans	1,957	722	420	3,099	319,774	322,873
Municipal Loans	—	—	—	—	344,792	344,792
Loans to Individuals	1,013	229	190	1,432	111,185	112,617
Total	$5,553	$6,200	$1,294	$13,047	$3,261,477	$3,274,524

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,302	$1,530	$68	$2,900	$472,967	$475,867
1-4 Family Residential	8,508	1,574	862	10,944	794,397	805,341
Commercial	1,357	24	5	1,386	1,263,773	1,265,159
Commercial Loans	662	400	333	1,395	265,027	266,422
Municipal Loans	422	—	—	422	345,376	345,798
Loans to Individuals	1,526	373	93	1,992	133,777	135,769
Total	$13,777	$3,901	$1,361	$19,039	$3,275,317	$3,294,356

(1)    Includes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$252	$3	$62	$—
1-4 Family residential	3,976	49	4,170	26
Commercial	32,580	16	1,459	2
Commercial loans	2,543	21	1,148	28
Municipal loans	466	6	537	7
Loans to Individuals	244	1	250	1
Total	$40,061	$96	$7,626	$64

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$150	$4	$301	$—
1-4 Family Residential	3,951	138	4,322	134
Commercial	24,149	36	1,368	27
Commercial Loans	2,073	51	3,320	118
Municipal Loans	488	20	558	23
Loans to Individuals	223	3	248	4
Total	$31,034	$252	$10,117	$306

Troubled Debt Restructurings

The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of concessions which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time.

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
Commercial	$—	$—	$283	$283	2
Commercial Loans	142	—	56	198	4
Loans to Individuals	—	35	—	35	1
Total	$142	$35	$339	$516	7

	Nine Months Ended September 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real Estate Loans:
1-4 Family Residential	$—	$80	$—	$80	1
Commercial	—	—	283	283	2
Commercial Loans	244	—	135	379	9
Loans to Individuals	8	35	13	56	4
Total	$252	$115	$431	$798	16

	Three Months Ended September 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Loans to Individuals	$—	$—	$8	$8	1
Total	$—	$—	$8	$8	1

	Nine Months Ended September 30, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial Loans	$810	$—	$—	$810	3
Loans to Individuals	27	—	56	83	6
Total	$837	$—	$56	$893	9
The majority of loans restructured as TDRs during the nine months ended September 30, 2018 and 2017 were modified with maturity extensions or a combination of maturity extensions and interest rate reductions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the nine months ended September 30, 2018 and 2017 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring and therefore the modification did not impact our determination of the allowance for loan losses.

On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2018 and 2017, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At September 30, 2018 and 2017, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	September 30, 2018	December 31, 2017
Outstanding principal balance	$41,094	$52,426
Carrying amount	$35,671	$45,233

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$16,105	$3,758	$18,721	$2,480
Changes in expected cash flows not affecting non-accretable differences	—	—	(1,445)	—
Reclassifications (to) from nonaccretable discount	620	(79)	1,389	1,735
Accretion	(733)	(156)	(2,673)	(692)
Balance at end of period	$15,992	$3,523	$15,992	$3,523

7. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2018	December 31, 2017
Federal funds purchased and repurchase agreements:
Balance at end of period	$8,975	$9,498
Average amount outstanding during the period (1) (5)	9,018	8,120
Maximum amount outstanding during the period (2)	8,975	9,498
Weighted average interest rate during the period (3) (5)	1.1%	0.2%
Interest rate at end of period (4)	0.8%	0.2%

FHLB borrowings:
Balance at end of period	$561,267	$1,017,361
Average amount outstanding during the period (1) (5)	757,399	1,222,033
Maximum amount outstanding during the period (2)	957,231	1,414,453
Weighted average interest rate during the period (3) (5)	1.7%	1.2%
Interest rate at end of period (4)	2.1%	1.4%

Subordinated notes, net of unamortized debt issuance costs:
Balance at end of period	$98,366	$98,248
Average amount outstanding during the period (1) (5)	98,307	98,172
Maximum amount outstanding during the period (2)	98,366	98,248
Weighted average interest rate during the period (3) (5)	5.8%	5.7%
Interest rate at end of period (4)	5.5%	5.5%

Trust preferred subordinated debentures, net of unamortized debt issuance costs:
Balance at end of period	$60,244	$60,241
Average amount outstanding during the period (1) (5)	60,242	60,238
Maximum amount outstanding during the period (2)	60,244	60,241
Weighted average interest rate during the period (3) (5)	4.2%	3.3%
Interest rate at end of period (4)	4.4%	3.6%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

(5)	Interim period averages are annualized.

Maturities of fixed rate obligations based on scheduled repayments at September 30, 2018 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Federal funds purchased and repurchase agreements	$8,588	$387	$—	$—	$—	$—	$8,975
FHLB borrowings	158,505	385,165	11,537	—	—	6,060	561,267
Subordinated notes, net of unamortized debt issuance costs	—	—	—	—	—	98,366	98,366
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	—	—	—	—	60,244	60,244
Total obligations	$167,093	$385,552	$11,537	$—	$—	$164,670	$728,852

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.37% to 4.799% and with remaining maturities of one day to 9.8 years.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at September 30, 2018 and $280.0 million December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining variable rate advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining these variable rate advance agreements, the Company also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.8325% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2018 or December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2018, we had one outstanding letter of credit for $195,000. At September 30, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $1.25 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $9.0 million and $9.5 million at September 30, 2018 and December 31, 2017, respectively, and had maturities of less than two years.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2018	2017	2018	2017	2018	2017
Service cost	$387	$349	$—	$—	$73	$61
Interest cost	848	901	41	44	149	142
Expected return on assets	(1,621)	(1,513)	(73)	(53)	—	—
Net loss amortization	378	328	—	—	169	75
Prior service (credit) cost amortization	(3)	(3)	—	—	2	2
Net periodic benefit cost (income)	$(11)	$62	$(32)	$(9)	$393	$280

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2018	2017	2018	2017	2018	2017
Service cost	$1,161	$1,048	$—	$—	$220	$185
Interest cost	2,544	2,701	123	133	447	425
Expected return on assets	(4,863)	(4,538)	(218)	(160)	—	—
Net loss amortization	1,134	984	—	—	508	226
Prior service (credit) cost amortization	(10)	(10)	—	—	5	5
Net periodic benefit cost (income)	$(34)	$185	$(95)	$(27)	$1,180	$841

The service cost component is recorded on our consolidated income statement as salaries and employee benefits in noninterest expense while all other components other than service cost are recorded in other noninterest expense.

In the third quarter of 2018, we made contributions of $2.0 million and $500,000 to the defined benefit pension plan and the defined benefit pension plan acquired, respectively.

9.    Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of September 30, 2018, there were 1,687,830 shares remaining available for grant for future awards.
All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends unless otherwise indicated. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
There have been 356,849 nonqualified stock options (“NQSOs”) granted during the nine months ended September 30, 2018 with an exercise price equal to the fair value of the shares at the date of grant with a weighted average exercise price of $34.52.  During the nine months ended September 30, 2017, there were no stock option awards granted. The NQSOs have contractual terms of 10 years from the date of grant and vest in equal annual installments over either a three- or four-year period. During the nine months ended September 30, 2018, we granted 52,148 restricted stock units (“RSUs”) with a total value of $1.8 million. During the nine months ended September 30, 2017, there were 3,707 RSUs granted with a total value of $125,000. The RSUs vest in equal annual installments over either a one-, three- or four-year period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New shares issued from available authorized shares	—	—	—	48,311
New shares issued from available treasury shares	65,918	77,957	128,969	89,724
Total	65,918	77,957	128,969	138,035

Proceeds from stock option exercises	$1,571	$1,505	$2,655	$2,527
For the three and nine months ended September 30, 2018, we had share-based compensation expense of $661,000 and $1.6 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2017 was $480,000 and $1.4 million, respectively.

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

During the three months ended June 30, 2018, we entered into partial term fair value hedges, as allowed under the recently adopted ASU 2017-12, for certain of our fixed rate callable available for sale municipal securities. These partial term hedges of selected cash flows covering the time periods to the call dates of the hedged securities are expected to be effective in offsetting changes in the fair value of the hedged securities. As of September 30, 2018, hedged securities with a carrying amount of $23.3 million are included in our AFS securities portfolio in our consolidated balance sheets. Interest rate swaps designated as partial-term fair value hedges are utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converts a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates.
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
At September 30, 2018, net derivative assets included $18.0 million of cash collateral received from counterparties under master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$270,000	$14,965	$—	$240,000	$7,922	$22
Swaps-Fair Value Hedge-Financial institution counterparties	21,100	102	—	—	—	—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	94,679	3,257	307	67,220	92	612
Swaps-Customer counterparties	94,679	307	3,257	67,220	612	92
Gross derivatives		18,631	3,564		8,626	726
Offsetting derivative assets/liabilities		(307)	(307)		(114)	(114)
Cash collateral received/posted		(18,017)	—		(7,900)	(520)
Net derivatives included in the consolidated balance sheets (2)		$307	$3,257		$612	$92

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $307,000 related to interest rate swaps with customers at September 30, 2018. We had net credit exposure of $30,000 related to interest rate swaps with financial institutions and $612,000 related to interest rate swaps with customers at December 31, 2017. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$270,000	5.1	2.18%	1.58%	$240,000	5.3	1.44%	1.43%
Swaps-Fair Value Hedge
Financial institution counterparties	21,100	7.8	2.34	3.00	—	—	—	—
Swaps-Non-Hedging
Financial institution counterparties	94,679	12.1	2.12	2.58	67,220	12.7	1.39	2.37
Customer counterparties	94,679	12.1	2.58	2.12	67,220	12.7	2.37	1.39

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at September 30, 2018 and December 31, 2017.

Foreclosed Assets – Foreclosed assets are initially recorded at fair value less costs to sell.  The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments and sales cost estimates.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with the measurement and initial recognition of certain foreclosed assets, we may recognize charge-offs through the allowance for loan losses.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2018 and December 31, 2017, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Treasury	$19,748	$19,748	$—	$—
State and Political Subdivisions	699,069	—	699,069	—
Other Stocks and Bonds	3,027	—	3,027	—
Mortgage-backed Securities: (1)
Residential	687,598	—	687,598	—
Commercial	529,835	—	529,835	—
Equity Investments:
Equity Investments (2)	5,735	5,735	—	—
Derivative assets:
Interest rate swaps	18,631	—	18,631	—
Total asset recurring fair value measurements	$1,963,643	$25,483	$1,938,160	$—

Derivative liabilities:
Interest rate swaps	$3,564	$—	$3,564	$—
Total liability recurring fair value measurements	$3,564	$—	$3,564	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,413	$—	$—	$1,413
Impaired loans (3)	33,280	—	—	33,280
Total asset nonrecurring fair value measurements	$34,693	$—	$—	$34,693

	As of December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$108,869	$—
State and Political Subdivisions	392,664	—	392,664	—
Other Stocks and Bonds	5,055	—	5,055	—
Equity Investments (2)	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	718,029	—	718,029	—
Commercial	308,218	—	308,218	—
Derivative assets:
Interest rate swaps	8,626	—	8,626	—
Total asset recurring fair value measurements	$1,547,381	$5,920	$1,541,461	$—

Derivative liabilities:
Interest rate swaps	$726	$—	$726	$—
Total liability recurring fair value measurements	$726	$—	$726	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,767	$—	$—	$1,767
Impaired loans (3)	6,536	—	—	6,536
Total asset nonrecurring fair value measurements	$8,303	$—	$—	$8,303

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

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

Loans receivable - With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to an exit price notion with adjustments for liquidity, credit and prepayment factors. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information. For December 31, 2017, adjustable rate loans that repriced frequently and with no significant change in credit risk, the carrying amounts were a reasonable estimate of those assets’ fair value and the fair value of fixed rate loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans continue to be estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

Loans held for sale – The fair value of loans held for sale is determined based on expected proceeds, which are based on sales contracts and commitments.

Deposit liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount on demand at the reporting date, which is the carrying value.  Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$174,072	$174,072	$174,072	$—	$—
Investment Securities:
Held to maturity, at carrying value	3,087	3,030	—	3,030	—
Mortgage-backed Securities:
Held to maturity, at carrying value	160,278	153,442	—	153,442	—
FHLB stock, at cost	32,291	32,291	—	32,291	—
Equity investments	6,294	6,294	—	6,294	—
Loans, net of allowance for loan losses	3,248,432	3,179,049	—	—	3,179,049
Loans held for sale	954	954	—	954	—
Financial Liabilities:
Deposits	$4,553,512	$4,543,794	$—	$4,543,794	$—
Federal funds purchased and repurchase agreements	8,975	8,975	—	8,975	—
FHLB borrowings	561,267	542,846	—	542,846	—
Subordinated notes, net of unamortized debt issuance costs	98,366	97,979	—	97,979	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,244	51,014	—	51,014	—

		Estimated Fair Value
December 31, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$198,692	$198,692	$198,692	$—	$—
Investment Securities:
Held to maturity, at carrying value	413,632	421,928	—	421,928	—
Mortgage-backed Securities:
Held to maturity, at carrying value	495,874	499,872	—	499,872	—
FHLB stock, at cost	55,729	55,729	—	55,729	—
Equity investments	5,821	5,821	—	5,821	—
Loans, net of allowance for loan losses	3,273,575	3,269,316	—	—	3,269,316
Loans held for sale	2,001	2,001	—	2,001	—
Financial Liabilities:
Deposits	$4,515,447	$4,506,133	$—	$4,506,133	$—
Federal funds purchased and repurchase agreements	9,498	9,498	—	9,498	—
FHLB borrowings	1,017,361	1,008,292	—	1,008,292	—
Subordinated notes, net of unamortized debt issuance costs	98,248	99,665	—	99,665	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	47,622	—	47,622	—

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

12.     Income Taxes

The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense	$95	$3,454	$3,107	$9,798
Deferred income tax expense	2,097	436	4,535	453
Income tax expense	$2,192	$3,890	$7,642	$10,251

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. During the three and nine months ended September 30, 2018, we recognized a benefit of approximately $800,000 made to the provisional amounts recorded with the remeasurement of the net deferred tax asset.

The Tax Act repealed the existing Alternative Minimum Tax (“AMT”). As of September 30, 2018, we have a remaining AMT tax credit of $2.2 million. This remaining tax credit carryforward can be used to offset regular future tax liability. Additionally, this AMT credit is refundable in any taxable year after 2017 and before 2022 in an amount equal to 50% of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. We expect to realize the remaining AMT tax credit in 2018 to offset tax liability.

Net deferred tax assets totaled $16.4 million at September 30, 2018 and $12.2 million at December 31, 2017.  No valuation allowance for the net deferred tax asset was recorded at September 30, 2018 or December 31, 2017, as management believes it is more likely than not that all of the net deferred tax asset will be realized in future years. Unrecognized tax benefits were not material at September 30, 2018 or December 31, 2017.

We recognized income tax expense of $2.2 million and $7.6 million, for an effective tax rate (“ETR”) of 9.7% and 11.9% for the three and nine months ended September 30, 2018, respectively, compared to income tax expense of $3.9 million and $10.3 million, for an ETR of 21.1% and 18.9%, for the three and nine months ended September 30, 2017, respectively. The lower ETR for the three and nine months ended September 30, 2018 was mainly due to the reduced corporate tax rate under the Tax Act from 35% to 21%. Additionally, the benefit recorded with the remeasurement lowered the ETR by 3.6% and 1.2% for the three and nine months ended September 30, 2018, respectively. The ETR differs from the stated rate of 21% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively, primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file federal income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 or Texas state tax examinations by tax authorities for years before 2014.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2018	At December 31, 2017
Unused commitments:
Commitments to extend credit	$819,256	$804,715
Standby letters of credit	28,197	14,890
Total	$847,453	$819,605

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

Securities. In the normal course of business we buy and sell securities. At September 30, 2018, there were $28.7 million of unsettled trades to purchase securities and $14.6 million unsettled trades to sell securities. There were no unsettled trades to purchase securities and no unsettled trades to sell securities at December 31, 2017.

Deposits. At September 30, 2018, there were $10.0 million of unsettled issuances of brokered certificates of deposit (“CDs”). There were no unsettled issuances of brokered CDs at December 31, 2017.

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
As of September 30, 2018, our review of the loan portfolio indicated that a loan loss allowance of $26.1 million was appropriate to cover probable losses in the portfolio.
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
Business Combination. During a business combination consideration is first assigned to identifiable assets and liabilities, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as market share, customer and employee loyalty, asset lives, and the amount and timing of prospective cash flows and the discount rate applied to the cash flows. Assets and liabilities, including deposits, core deposit intangibles, property and equipment and loans, among others, are evaluated based upon the nature of the asset or liability, the business in which it is utilized and the economic return it is generating or expected to generate.
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
Salary increase assumptions for the Plan are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We consider broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At September 30, 2018, the weighted-average actuarial assumptions of the Plan were: a discount rate of 3.71%; assumed salary increases of 3.50%; and a long-term rate of return on Plan assets of 7.25%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of participants in the plans, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% and 35% marginal tax rate for the three and nine months ended September 30, 2018 and 2017, respectively, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income (GAAP)	$42,410	$34,960	$129,654	$105,664
Tax equivalent adjustments:
Loans	590	1,103	1,755	3,188
Investment securities (tax-exempt)	1,801	3,544	5,071	10,148
Net interest income (FTE) (1)	$44,801	$39,607	$136,480	$119,000

Average earning assets	$5,654,566	$5,199,349	$5,747,816	$5,206,988

Net interest margin	2.98%	2.67%	3.02%	2.71%
Net interest margin (FTE) (1)	3.14%	3.02%	3.17%	3.06%

Net interest spread	2.65%	2.47%	2.73%	2.54%
Net interest spread (FTE) (1)	2.82%	2.82%	2.89%	2.88%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	At September 30, 2018	At December 31, 2017
Unused commitments:
Commitments to extend credit	$819,256	$804,715
Standby letters of credit	28,197	14,890
Total	$847,453	$819,605

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

Securities. In the normal course of business we buy and sell securities. At September 30, 2018, there were $28.7 million of unsettled trades to purchase securities and $14.6 million unsettled trades to sell securities. There were no unsettled trades to purchase securities and no unsettled trades to sell securities at December 31, 2017.

Deposits. At September 30, 2018, there were $10.0 million of unsettled issuances of brokered certificates of deposit (“CDs”). There were no unsettled issuances of brokered CDs at December 31, 2017.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

Net income increased $5.8 million, or 39.9%, for the three months ended September 30, 2018, to $20.3 million compared to the same period in 2017. The increase was the result of a $10.7 million increase in interest income, a $1.7 million decrease in income tax expense and a $0.6 million increase in noninterest income, partially offset by a $4.0 million increase in noninterest expense and a $3.2 million increase in interest expense. Earnings per diluted common share increased $0.09, or 18.4%, to $0.58 for the three months ended September 30, 2018, from $0.49 for the same period in 2017.

During the nine months ended September 30, 2018, our net income increased $12.8 million, or 29.0%, to $56.8 million from $44.0 million for the same period in 2017. The increase was the result of a $33.8 million increase in interest income, a $2.6 million decrease in income tax expense and a $2.3 million increase in noninterest income, partially offset by a $13.5 million increase in noninterest expense, a $9.8 million increase in interest expense and a $2.6 million increase in provision for loan losses. Earnings per diluted common share increased $0.12, or 8.1% to $1.61 for the nine months ended September 30, 2018, from $1.49 for the same period in 2017.

Financial Condition

Our total assets decreased $392.7 million, or 6.0%, to $6.11 billion at September 30, 2018 from $6.50 billion at December 31, 2017. Our securities portfolio decreased by $345.6 million, or 14.1%, to $2.10 billion, compared to $2.45 billion at December 31, 2017 primarily due to sales of lower yielding AFS securities. Our FHLB stock decreased $23.4 million, or 42.1%, to $32.3 million from $55.7 million at December 31, 2017 due to the reduced level of FHLB borrowings during 2018, reducing the required amount of FHLB stock that we must hold. Our interest earning deposits decreased $40.9 million, or 36.6%, to $70.7 million at September 30, 2018, compared to $111.5 million at December 31, 2017.

Loans decreased $19.8 million, or 0.6%, to $3.27 billion compared to $3.29 billion at December 31, 2017. The net decrease in our loan portfolio was comprised of decreases of $46.4 million of commercial real estate loans, $23.2 million of loans to individuals, $14.1 million of 1-4 family residential loans and $1.0 million in municipal loans, partially offset by increases of $56.5 million of commercial loans and $8.4 million of construction loans.

Our nonperforming assets at September 30, 2018 increased 278.5%, to $39.6 million and represented 0.65% of total assets, compared to $10.5 million, or 0.16% of total assets at December 31, 2017.  Nonaccruing loans increased $29.6 million, or 1,007.5%, to $32.5 million and the ratio of nonaccruing loans to total loans increased to 0.99% at September 30, 2018 compared to 0.09% at December 31, 2017.  The increase in nonaccrual loans was primarily the result of the addition of two large commercial real estate relationships consisting of three loans during the first quarter of 2018. Restructured loans were $5.7 million at September 30, 2018, a slight decrease from $5.8 million at December 31, 2017. Other Real Estate Owned (“OREO”) decreased to $1.4 million at September 30, 2018 from $1.6 million at December 31, 2017. There were no repossessed assets at September 30, 2018 compared to $154,000 at December 31, 2017.

Our deposits increased $38.1 million, or 0.8%, to $4.55 billion at September 30, 2018 from $4.52 billion at December 31, 2017, an increase of $41.9 million in interest earning deposits partially offset by a decrease of $3.8 million in noninterest bearing deposits. The increase in our deposits during 2018 was the result of an increase in private deposits of $140.3 million, partially offset by a decrease in public fund deposits of $102.2 million. Brokered deposits, included in our private deposits, increased $148.0 million, or 236.0%, for the nine months ended September 30, 2018.

Total FHLB borrowings decreased $456.1 million, or 44.8%, to $561.3 million at September 30, 2018 from $1.02 billion at December 31, 2017, while our brokered deposits increased $148.0 million, or 236.0%, to $210.7 million at September 30, 2018 from $62.7 million at December 31, 2017, as we adjusted our overall interest rate risk objectives in response to the Diboll acquisition, the decreases in our securities portfolio and loan portfolio and the rising interest rate market.

Shareholders’ equity at September 30, 2018 totaled $752.5 million compared to $754.1 million at December 31, 2017. The decrease was the result of an increase in accumulated other comprehensive loss of $32.7 million and cash dividends paid of $30.9 million, partially offset by net income of $56.8 million recorded for the nine months ended September 30, 2018, net issuance of common stock under employee stock plans of $2.5 million, stock compensation expense of $1.6 million and common stock issued under our dividend reinvestment plan of $1.1 million.

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
Our investment securities and U.S. Agency MBS decreased from $2.45 billion at December 31, 2017 to $2.10 billion at September 30, 2018. The decrease was due to the flattening yield curve, higher funding costs and the realignment of the securities portfolio acquired in the Diboll acquisition to meet our balance sheet strategy and ALCO objectives in this developing interest rate environment.
During the nine months ended September 30, 2018, we sold AFS securities that resulted in an overall loss on the sale of AFS securities of $1.9 million. We primarily sold U.S. Government Agency debentures and mortgage related securities, along with Texas municipals and U.S. Treasury securities.  During the fourth quarter of 2017, we recorded an impairment charge of $234,000 in connection with $109 million of impaired U.S. Agency debentures that we sold during January 2018. The sales of lower yielding fixed rate securities were to help alleviate margin compression brought on by the increase in interest rates by the Federal Reserve. During the nine months ended September 30, 2018, sales of securities were partially offset by purchases of U.S. Agency mortgage related securities, U.S. Treasury securities and Texas municipal securities. We early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” on January 2, 2018, and in conjunction with the adoption, made the transition election to reclassify from HTM to AFS approximately $743.4 million in book value of securities that qualified for the last-of-layer approach.
At September 30, 2018, securities decreased as a percentage of assets to 34.4% as compared to 37.7% at December 31, 2017 due to the $345.6 million, or 14.1%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.  Should the economics of purchasing securities decrease, as it has year to date, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 44.8%, or $456.1 million, to $561.3 million at September 30, 2018 from $1.02 billion at December 31, 2017. From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at September 30, 2018 and $280.0 million December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining these variable rate advance agreements, the Company also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.8325% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased 249.7% from $60.2 million at December 31, 2017 to $210.5 million at September 30, 2018, due to lower funding costs currently offered compared to other wholesale funding alternatives and ALCO objectives. At September 30, 2018, approximately $207.6 million of our brokered CDs were non-callable with a weighted average cost of 208 basis points and remaining maturities of less than twelve months. The remaining $3.0 million has a short-term call that we control and matures within fifteen months. Our wholesale funding policy currently allows maximum brokered deposits of $300.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the nine months ended September 30, 2018, the decrease in FHLB borrowings, partially offset by the increase in brokered CDs, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 17.8% at September 30, 2018 from 24.3% at December 31, 2017.

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

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
			(in thousands)
Interest income
Loans	$39,831	$29,322	$117,962	$84,666
Investment securities – taxable	36	58	314	702
Investment securities – tax-exempt	6,331	5,670	19,065	18,381
Mortgage-backed securities	10,086	10,567	31,190	31,430
FHLB stock and other investments	377	329	1,202	926
Other interest earning assets	491	527	1,410	1,265
Total interest income	57,152	46,473	171,143	137,370
Interest expense
Deposits	9,497	5,420	25,529	14,839
FHLB borrowings	3,108	4,156	9,747	11,171
Subordinated notes	1,423	1,413	4,228	4,204
Trust preferred subordinated debentures	684	520	1,911	1,481
Other borrowings	30	4	74	11
Total interest expense	14,742	11,513	41,489	31,706
Net interest income	$42,410	$34,960	$129,654	$105,664

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
Net interest income for the three months ended September 30, 2018 increased $7.5 million, or 21.3%, to $42.4 million, compared to $35.0 million for the same period in 2017. The increase in net interest income for the three months ended September 30, 2018, compared to the same period in 2017, was due primarily to the increase in interest income from our loan portfolio, partially offset by the increase in interest expense on our deposits. Total interest income increased $10.7 million, or 23.0%, to $57.2 million during the three months ended September 30, 2018, compared to $46.5 million during the same period in 2017. Total interest expense increased $3.2 million, or 28.0%, to $14.7 million during the three months ended September 30, 2018, compared to $11.5 million during the same period in 2017.
Net interest income for the nine months ended September 30, 2018 increased $24.0 million, or 22.7%, to $129.7 million, compared to $105.7 million for the same period in 2017. The increase in net interest income for the nine months ended September 30, 2018, compared to the same period in 2017, was due to the increase in interest income primarily from our loan portfolio, partially offset by the increase in interest expense on deposits. Total interest income increased $33.8 million, or 24.6%, to $171.1 million during the nine months ended September 30, 2018, compared to $137.4 million during the same period in 2017. Total interest expense increased $9.8 million, or 30.9%, to $41.5 million during the nine months ended September 30, 2018, compared to $31.7 million during the same period in 2017.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2018 and 2017. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates
	(unaudited)
	Three Months Ended
	September 30, 2018			September 30, 2017
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,286,664	$40,396	4.88%	$2,657,562	$30,378	4.54%
Loans held for sale	1,841	25	5.39%	5,060	47	3.69%
Securities:
Investment securities (taxable) (2)	4,285	36	3.33%	11,085	58	2.08%
Investment securities (tax-exempt) (2)	795,397	8,132	4.06%	758,828	9,214	4.82%
Mortgage-backed and related securities (2)	1,418,114	10,086	2.82%	1,550,494	10,567	2.70%
Total securities	2,217,796	18,254	3.27%	2,320,407	19,839	3.39%
FHLB stock, at cost, and equity investments	54,216	377	2.76%	66,994	329	1.95%
Interest earning deposits	77,977	414	2.11%	144,700	506	1.39%
Federal funds sold	16,072	77	1.90%	4,626	21	1.80%
Total earning assets	5,654,566	59,543	4.18%	5,199,349	51,120	3.90%
Cash and due from banks	78,623			53,220
Accrued interest and other assets	477,737			360,073
Less: Allowance for loan losses	(25,646)			(19,556)
Total assets	$6,185,280			$5,593,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$362,405	258	0.28%	$260,860	117	0.18%
Time deposits	1,173,672	4,744	1.60%	988,380	2,878	1.16%
Interest bearing demand deposits	1,953,904	4,495	0.91%	1,562,993	2,425	0.62%
Total interest bearing deposits	3,489,981	9,497	1.08%	2,812,233	5,420	0.76%
FHLB borrowings	654,153	3,108	1.88%	1,237,055	4,156	1.33%
Subordinated notes, net of unamortized debt issuance costs	98,346	1,423	5.74%	98,190	1,413	5.71%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,244	684	4.50%	60,239	520	3.42%
Other borrowings	9,651	30	1.23%	8,425	4	0.19%
Total interest bearing liabilities	4,312,375	14,742	1.36%	4,216,142	11,513	1.08%
Noninterest bearing deposits	1,064,797			773,739
Accrued expenses and other liabilities	48,699			48,682
Total liabilities	5,425,871			5,038,563
Shareholders’ equity	759,409			554,523
Total liabilities and shareholders’ equity	$6,185,280			$5,593,086
Net interest income (FTE)		$44,801			$39,607
Net interest margin (FTE)			3.14%			3.02%
Net interest spread (FTE)			2.82%			2.82%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2018 and 2017, loans totaling $32.5 million and $3.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Three Months Ended September 30, 2018 Compared to 2017
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$7,602	$2,416	$10,018
Loans held for sale	(38)	16	(22)
Investment securities (taxable)	(46)	24	(22)
Investment securities (tax-exempt) (1)	428	(1,510)	(1,082)
Mortgage-backed securities	(928)	447	(481)
FHLB stock, at cost, and equity investments	(71)	119	48
Interest earning deposits	(290)	198	(92)
Federal funds sold	55	1	56
Total earning assets	6,712	1,711	8,423
Interest expense on:
Savings deposits	56	85	141
Time deposits	608	1,258	1,866
Interest bearing demand deposits	706	1,364	2,070
FHLB borrowings	(2,390)	1,342	(1,048)
Subordinated notes, net of unamortized debt issuance costs	2	8	10
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	164	164
Other borrowings	1	25	26
Total interest bearing liabilities	(1,017)	4,246	3,229
Net change	$7,729	$(2,535)	$5,194

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in average earning assets of $455.2 million, or 8.8%, to $5.65 billion for the three months ended September 30, 2018 from $5.20 billion for the same period in 2017, and to a lesser extent, the increase in the average yield on earning assets to 4.18% for the three months ended September 30, 2018 from 3.90% for the three months ended September 30, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in the securities portfolio and interest earning deposits during 2018. The increase in the average yield on total earning assets during the three months ended September 30, 2018 was primarily due to rising interest rates during 2017 and 2018.
The increase in total interest expense for the three months ended September 30, 2018 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.36% for the three months ended September 30, 2018 from 1.08% for the three months ended September 30, 2017, and to a lesser extent, an increase in average interest bearing deposits.  The increase in average interest-bearing liabilities was also a result of the acquisition of Diboll during the fourth quarter of 2017, partially offset by a decrease in FHLB borrowings. The increase in average rates paid on interest bearing liabilities was primarily due to rising interest rates during 2017 and 2018.
Our net interest margin (FTE) increased to 3.14% for the three months ended September 30, 2018, compared to 3.02% for the same period in 2017 and our net interest spread (FTE) remained unchanged at 2.82% for the three months ended September 30, 2018 and 2017.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2018 and 2017. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates
	(unaudited)
	Nine Months Ended
	September 30, 2018			September 30, 2017
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,290,925	$119,662	4.86%	$2,588,358	$87,699	4.53%
Loans held for sale	1,727	55	4.26%	5,992	155	3.46%
Securities:
Investment securities (taxable) (2)	16,707	314	2.51%	51,645	702	1.82%
Investment securities (tax-exempt) (2)	800,998	24,136	4.03%	762,543	28,529	5.00%
Mortgage-backed and related securities (2)	1,471,179	31,190	2.83%	1,571,685	31,430	2.67%
Total securities	2,288,884	55,640	3.25%	2,385,873	60,661	3.40%
FHLB stock, at cost, and equity investments	58,601	1,202	2.74%	66,763	926	1.85%
Interest earning deposits	92,477	1,213	1.75%	154,289	1,216	1.05%
Federal funds sold	15,202	197	1.73%	5,713	49	1.15%
Total earning assets	5,747,816	177,969	4.14%	5,206,988	150,706	3.87%
Cash and due from banks	77,407			52,568
Accrued interest and other assets	481,279			356,212
Less: Allowance for loan losses	(23,753)			(18,732)
Total assets	$6,282,749			$5,597,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$358,870	650	0.24%	$258,568	330	0.17%
Time deposits	1,173,000	12,942	1.48%	976,919	7,828	1.07%
Interest bearing demand deposits	1,981,293	11,937	0.81%	1,628,477	6,681	0.55%
Total interest bearing deposits	3,513,163	25,529	0.97%	2,863,964	14,839	0.69%
FHLB borrowings	757,399	9,747	1.72%	1,250,563	11,171	1.19%
Subordinated notes, net of unamortized debt issuance costs	98,307	4,228	5.75%	98,153	4,204	5.73%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,242	1,911	4.24%	60,238	1,481	3.29%
Other borrowings	9,018	74	1.10%	7,770	11	0.19%
Total interest bearing liabilities	4,438,129	41,489	1.25%	4,280,688	31,706	0.99%
Noninterest bearing deposits	1,042,432			732,637
Accrued expenses and other liabilities	47,591			42,749
Total liabilities	5,528,152			5,056,074
Shareholders’ equity	754,597			540,962
Total liabilities and shareholders’ equity	$6,282,749			$5,597,036
Net interest income (FTE)		$136,480			$119,000
Net interest margin (FTE)			3.17%			3.06%
Net interest spread (FTE)			2.89%			2.88%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2018 and 2017, loans totaling $32.5 million and $3.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2018 Compared to 2017
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$25,176	$6,787	$31,963
Loans held for sale	(130)	30	(100)
Investment securities (taxable)	(591)	203	(388)
Investment securities (tax-exempt) (1)	1,381	(5,774)	(4,393)
Mortgage-backed securities	(2,072)	1,832	(240)
FHLB stock, at cost, and equity investments	(124)	400	276
Interest earning deposits	(609)	606	(3)
Federal funds sold	113	35	148
Total earning assets	23,144	4,119	27,263
Interest expense on:
Savings deposits	154	166	320
Time deposits	1,777	3,337	5,114
Interest bearing demand deposits	1,662	3,594	5,256
FHLB borrowings	(5,322)	3,898	(1,424)
Subordinated notes, net of unamortized debt issuance costs	7	17	24
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	430	430
Other borrowings	2	61	63
Total interest bearing liabilities	(1,720)	11,503	9,783
Net change	$24,864	$(7,384)	$17,480

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in average earning assets of $540.8 million, or 10.4%, to $5.75 billion for the nine months ended September 30, 2018 from $5.21 billion for the same period in 2017, and to a lesser extent, the increase in the average yield on earning assets to 4.14% for the nine months ended September 30, 2018 from 3.87% for the nine months ended September 30, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in the securities portfolio and interest earning deposits during 2018. The increase in the average yield on total earning assets during the nine months ended September 30, 2018 was primarily due to rising interest rates during 2017 and 2018.
The increase in total interest expense for the nine months ended September 30, 2018 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.25% for the nine months ended September 30, 2018 from 0.99% for the nine months ended September 30, 2018, and to a lesser extent, the increase in average interest bearing liabilities of $157.4 million, or 3.7%, to $4.44 billion during the nine months ended September 30, 2018 from $4.28 billion during the nine months ended September 30, 2017.  The increase in average interest-bearing liabilities was also a result of the acquisition of Diboll during the fourth quarter of 2017, partially offset by a decrease in FHLB borrowings. The increase in average rates paid on interest bearing liabilities was primarily due to rising interest rates during 2017 and 2018.
Our net interest margin (FTE) increased to 3.17% for the nine months ended September 30, 2018, compared to 3.06% for the same period in 2017 and our net interest spread (FTE) increased slightly to 2.89%, compared to 2.88% for the same period in 2017.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
In connection with the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, for the three and nine months ended September 30, 2018, debit card expense and brokerage service expense previously reported in ATM and debit card expense and other noninterest expense are now netted with deposit services income and brokerage services income, respectively. Due to the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2018		Nine Months Ended September 30,		2018
			Change From				Change From
	2018	2017	2017		2018	2017	2017
Deposit services	$6,317	$5,476	$841	15.4%	$18,757	$15,845	$2,912	18.4%
Net (loss) gain on sale of securities available for sale	(741)	627	(1,368)	(218.2)%	(1,900)	874	(2,774)	(317.4)%
Gain on sale of loans	303	347	(44)	(12.7)%	591	1,553	(962)	(61.9)%
Trust income	1,568	873	695	79.6%	5,259	2,662	2,597	97.6%
Bank owned life insurance income	552	636	(84)	(13.2)%	2,369	1,905	464	24.4%
Brokerage services	532	561	(29)	(5.2)%	1,488	1,790	(302)	(16.9)%
Other noninterest income	1,491	888	603	67.9%	4,075	3,745	330	8.8%
Total noninterest income	$10,022	$9,408	$614	6.5%	$30,639	$28,374	$2,265	8.0%
The 6.5% increase in noninterest income for the three months ended September 30, 2018 when compared to the same period in 2017, was primarily due to increases in deposit services income, trust income and other noninterest income, partially offset by a net loss on sale of securities available for sale.
The 8.0% increase in noninterest income for the nine months ended September 30, 2018 when compared to the same period in 2017, was primarily due to increases in deposit services income and trust income, partially offset by a net loss on sale of securities available for sale and a decrease in gain on sale of loans.
The increase in deposit services income is primarily a result of increased deposit accounts related to the Diboll acquisition on November 30, 2017. Deposit services consists of income of $7.3 million and $21.6 million prior to netting the debit card expense of $1.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively.
During the nine months ended September 30, 2018, we sold U.S. Government Agency debentures and mortgage related securities, U.S. Treasury securities, and Texas municipal securities that resulted in a net loss on sale of AFS securities of $741,000 and $1.9 million for the three and nine months ended September 30, 2018, respectively.
The decrease in gain on sale of loans for the three and nine months ended September 30, 2018 was primarily due to a decline in the volume of loans sold.
The increase in trust income for the three and nine months ended September 30, 2018 was primarily due to the increase in assets under management, a direct result of the Diboll acquisition.
The decrease in bank owned life insurance income during the three months ended September 30, 2018 was primarily due to a decrease in bank owned life insurance of $2.8 million since December 31, 2017. The increase in bank owned life insurance income for the nine months ended September 30, 2018 was primarily due to the death benefits realized in the second quarter of 2018 for a retired covered officer.
The decrease in brokerage services income is a direct result of netting the brokerage services expense. Brokerage services consist of income $704,000 and $2.0 million prior to the netting of brokerage services expense of $172,000 and $474,000 for the three and nine months ended September 30, 2018, respectively.

Other noninterest income increased during the three months ended September 30, 2018 primarily due to increases in swap fee income, mortgage servicing fee income and letter of credit fees. The increase in other noninterest income during the nine months ended September 30, 2018 was due to an increase in letter of credit fees, increases in mortgage servicing fee income and increases in various fee based services due to the higher volume of activity related to the Diboll acquisition which were partially offset by a decrease in swap fee income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2018		Nine Months Ended September 30,		2018
			Change From				Change From
	2018	2017	2017		2018	2017	2017
Salaries and employee benefits	$17,628	$14,472	$3,156	21.8%	$52,820	$45,463	$7,357	16.2%
Occupancy expense	3,396	2,981	415	13.9%	10,339	8,741	1,598	18.3%
Acquisition expense	437	405	32	7.9%	2,295	878	1,417	161.4%
Advertising, travel & entertainment	648	487	161	33.1%	2,108	1,618	490	30.3%
ATM and debit card expense	251	1,024	(773)	(75.5)%	840	2,840	(2,000)	(70.4)%
Professional fees	824	996	(172)	(17.3)%	2,846	2,985	(139)	(4.7)%
Software and data processing expense	977	732	245	33.5%	2,939	2,145	794	37.0%
Telephone and communications	354	459	(105)	(22.9)%	1,370	1,461	(91)	(6.2)%
FDIC insurance	435	441	(6)	(1.4)%	1,416	1,327	89	6.7%
Amortization expense on intangibles	1,279	388	891	229.6%	3,985	1,229	2,756	224.2%
Other noninterest expense	2,733	2,622	111	4.2%	8,945	7,715	1,230	15.9%
Total noninterest expense	$28,962	$25,007	$3,955	15.8%	$89,903	$76,402	$13,501	17.7%
The increase in noninterest expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017, was primarily the result of the acquisition of Diboll on November 30, 2017 and certain other factors as identified below.
Salary and employee benefits increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017, due to increases in direct salary expense, insurance expense and retirement expense. Direct salary expense increased $2.6 million, or 20.6%, and $6.7 million, or 17.2%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 due to additional employees as a result of the acquisition of Diboll and one-time bonus payments in the first quarter of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act, and to a lesser extent, normal salary increases effective in the first quarter of 2018.
Health and life insurance expense increased $321,000, or 25.6%, and $598,000, or 14.5%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. We have a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2018.
Retirement expense increased $265,000, or 34.6%, and $36,000, or 1.6%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to increases in our defined benefit pension and restoration plan expense as well as 401(k) Plan matching expense and ESOP expense. The increase during the nine months ended September 30, 2018 was partially offset by the reversal of a split dollar liability related to the death of a retired covered officer during the second quarter of 2018.
Occupancy expense increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to increased depreciation, real estate taxes and various other occupancy related expense associated with the Diboll locations acquired. Also included in occupancy expense is additional rent expense of $164,000 recorded during the first quarter of 2018 in connection with the closure of one of our retail branches located within close proximity to an acquired Diboll location.
For the three months ended September 30, 2018, acquisition expense consisted of $330,000 in additional professional fees related primarily to systems integration and $107,000 in change in control payment accruals. For the nine months ended September 30, 2018, acquisition expense consisted of $1.2 million in change in control payment accruals and severance payments, $1.1 million in additional professional fees and $44,000 in travel expenses, both of the latter related primarily to systems integration. Acquisition expense for the three and nine months ended September 30, 2017, was primarily for professional fees.
Advertising, travel and entertainment expense increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to the integration of Diboll.
ATM and debit card expense decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017. In connection with the application of ASU 2014-09 effective January 1, 2018, debit card expense related to interchange revenue of $1.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, is now netted with deposit services income as part of noninterest income. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
Software and data processing expense increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to the additional data processing expense and integration costs in connection with the acquisition of Diboll.
Amortization expense on intangibles increased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The increase in 2018 was due to increased amortization related to both the core deposit intangible and trust relationship intangible recorded with the Diboll acquisition on November 30, 2017.
The increase in other noninterest expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017, was primarily due to increases in losses on loans sold with recourse and other real estate owned, trust expense, losses on retired assets and an overall general increase in other noninterest expenses directly related to the acquisition of Diboll, partially offset by a decrease in losses on unfunded loan commitments.
Income Taxes
Pre-tax income for the three and nine months ended September 30, 2018 was $22.5 million and $64.4 million, respectively, compared to $18.4 million and $54.2 million for the same periods in 2017. We recorded income tax expense of $2.2 million and $7.6 million for the three and nine months ended September 30, 2018, respectively, compared to income tax expense of $3.9 million and $10.3 million for the same periods in 2017. The effective tax rate (“ETR”) as a percentage of pre-tax income was 9.7% and 11.9% for the three and nine months ended September 30, 2018, respectively, compared to an ETR as a percentage of pre-tax income of 21.1% and 18.9% for the same periods in 2017.   The lower ETR for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was mainly due to the reduced corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017. Additionally, during the three and nine months ended September 30, 2018, we recorded approximately $800,000 of tax benefit associated with the remeasurement of our net deferred tax asset, lowering the ETR by 3.6% and 1.2%, respectively.
The ETR differs from the stated rate of 21% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively, primarily due to tax-exempt income from municipal loans and securities, as well as, bank owned life insurance. The net deferred tax asset totaled $16.4 million at September 30, 2018 as compared to $12.2 million at December 31, 2017. The $4.2 million increase in the net deferred tax asset is primarily the result of the increase in unrealized loss in the AFS securities portfolio offset by a portion of the alternative minimum tax credit realized. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
See “Note 12-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for the net deferred tax asset was recorded at September 30, 2018 or December 31, 2017, as management believes it is more likely than not that all of the net deferred tax asset will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of our total assets.  At September 30, 2018, these investments were 5.0% of total assets, as compared with 6.9% for December 31, 2017 and 6.7% for September 30, 2017. The decrease to 5.0% at September 30, 2018 is primarily reflective of changes in the investment portfolio combined with a decrease in our interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at September 30, 2018 or December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit and at September 30, 2018 we had one outstanding letter of credit for $195,000.  At September 30, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and securities, was approximately $1.25 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Capital Resources
Our total shareholders’ equity at September 30, 2018 decreased 0.2%, or $1.6 million, to $752.5 million, or 12.3% of total assets, compared to $754.1 million, or 11.6% of total assets at December 31, 2017.
The decrease in shareholders’ equity was the result of an increase in accumulated other comprehensive loss of $32.7 million and cash dividends paid of $30.9 million, partially offset by net income of $56.8 million recorded for the nine months ended September 30, 2018, net issuance of common stock under employee stock plans of $2.5 million, stock compensation expense of $1.6 million and common stock issued under our dividend reinvestment plan of $1.1 million.
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
Failure to meet minimum capital requirements under the Updated Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of September 30, 2018, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
September 30, 2018	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$605,027	15.90%	$171,280	4.50%	N/A	N/A
Bank Only	$736,282	19.35%	$171,187	4.50%	$247,270	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$663,460	17.43%	$228,374	6.00%	N/A	N/A
Bank Only	$736,282	19.35%	$228,249	6.00%	$304,332	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$789,721	20.75%	$304,498	8.00%	N/A	N/A
Bank Only	$764,177	20.09%	$304,332	8.00%	$380,415	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$663,460	11.06%	$239,904	4.00%	N/A	N/A
Bank Only	$736,282	12.28%	$239,816	4.00%	$299,770	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%

Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of September 30, 2018, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Return on Average Assets	1.30%	1.03%
Return on Average Shareholders’ Equity	10.61	10.38
Dividend Payout Ratio – Basic	51.72	57.14
Dividend Payout Ratio – Diluted	51.72	57.14
Average Shareholders’ Equity to Average Total Assets	12.28	9.91
	Nine Months Ended September 30,
	2018	2017
Return on Average Assets	1.21%	1.05%
Return on Average Shareholders’ Equity	10.06	10.87
Dividend Payout Ratio – Basic	54.32	54.00
Dividend Payout Ratio – Diluted	54.66	54.36
Average Shareholders’ Equity to Average Total Assets	12.01	9.67

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2017.  There were no substantial changes in these concentrations during the nine months ended September 30, 2018.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2017	September 30, 2017
	September 30, 2018	December 31, 2017	September 30, 2017	Change (%)	Change (%)
Real Estate Loans:
Construction	$484,254	$475,867	$420,497	1.8%	15.2%
1-4 Family Residential	791,274	805,341	609,159	(1.7)%	29.9%
Commercial	1,218,714	1,265,159	1,073,646	(3.7)%	13.5%
Commercial Loans	322,873	266,422	166,919	21.2%	93.4%
Municipal Loans	344,792	345,798	322,286	(0.3)%	7.0%
Loans to Individuals	112,617	135,769	90,259	(17.1)%	24.8%
Total Loans	$3,274,524	$3,294,356	$2,682,766	(0.6)%	22.1%
Our loan portfolio decreased $19.8 million, or 0.6%, at September 30, 2018 compared to December 31, 2017 in the commercial real estate, loans to individuals,1-4 family residential and municipal loan portfolios, with those decreases partially offset by increases in the commercial loan and construction loan portfolios.
Our loan portfolio increased $591.8 million, or 22.1%, at September 30, 2018 compared to September 30, 2017 due primarily to approximately $621.3 million of loans added on November 30, 2017 in the Diboll acquisition and growth in our Austin and Dallas-Fort Worth markets.

At September 30, 2018, our real estate loans represented 76.2% of our loan portfolio and are comprised of construction loans of 19.4%, 1-4 family residential loans of 31.7% and commercial real estate loans of 48.9%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans consist primarily of loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  We cannot predict whether current economic conditions will improve, remain the same or decline.  A decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market. During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Despite a significant reduction in oil prices during 2015 and 2016 when the price per barrel of crude oil traded below $30 at one point, the Texas economy as a whole has continued to perform very well, reflective of the economic diversity Texas has achieved. Energy loans comprised approximately 1.58% and 1.50% of our loan portfolio at September 30, 2018 and December 31, 2017, respectively.

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
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of our loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the appropriateness of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions and geographic and industry loan concentration.
After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.
As of September 30, 2018, our review of the loan portfolio indicated that a loan loss allowance of $26.1 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2018, the allowance for loan losses increased $5.3 million, or 25.6%, to $26.1 million, or 0.80% of total loans, when compared to $20.8 million, or 0.63% of total loans at December 31, 2017, and increased $6.2 million, or 31.3%, from $19.9 million, or 0.74% of total loans at September 30, 2017, due primarily to an increase in nonaccruals during the first quarter of 2018 The increase in the allowance for loan losses also included approximately $824,000 on purchased credit impaired loans acquired in connection with the acquisition of Diboll.
For the three and nine months ended September 30, 2018, loan charge-offs were $662,000 and $2.3 million, respectively, and recoveries were $707,000 and $1.7 million, respectively. For the three and nine months ended September 30, 2017, loan charge-offs were $677,000 and $2.8 million, respectively, and recoveries were $347,000 and $1.4 million, respectively. The necessary provision expense was estimated at $1.0 million and $6.0 million for the three and nine months ended September 30, 2018, respectively, an increase of $15,000, or 1.6%, and an increase of $2.6 million, or 76.0%, from $1.0 million and $3.4 million, respectively, for the comparable periods in 2017. The increase in provision expense for the nine months ended September 30, 2018 was primarily due to two large commercial real estate loan relationships placed on nonaccrual status in 2018.

Nonperforming Assets
Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent may be placed on nonaccrual status if it is probable that we will not receive contractual principal and interest payments in accordance with the terms of the respective loan agreement. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes. OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.  Restructured loans, or “troubled debt restructured loans”, represent loans renegotiated when both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.
The following tables set forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2018	At December 31, 2017	At September 30, 2017
Nonaccrual loans (1)	$32,526	$2,937	$3,095
Accruing loans past due more than 90 days (1)	—	1	—
Restructured loans (2)	5,699	5,767	5,725
Other real estate owned	1,413	1,613	298
Repossessed assets	—	154	1
Total Nonperforming Assets	$39,638	$10,472	$9,119

(1) Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.
(2) Includes $3.2 million, $2.9 million and $3.0 million in PCI loans restructured as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

	At September 30, 2018	At December 31, 2017	At September 30, 2017
Asset Quality Ratios:
Nonaccruing loans to total loans	0.99%	0.09%	0.12%
Allowance for loan losses to nonaccruing loans	80.22	707.56	642.04
Allowance for loan losses to nonperforming assets	65.83	198.44	217.91
Allowance for loan losses to total loans	0.80	0.63	0.74
Nonperforming assets to total assets	0.65	0.16	0.17
Net charge-offs to average loans	0.03	0.07	0.07
Total nonperforming assets at September 30, 2018 were $39.6 million, an increase of $29.2 million, or 278.5%, from $10.5 million at December 31, 2017 and an increase of $30.5 million, or 334.7%, from $9.1 million at September 30, 2017.
From December 31, 2017 to September 30, 2018, nonaccrual loans increased $29.6 million, or 1,007.5%, to $32.5 million and increased $29.4 million, or 950.9%, from September 30, 2017, primarily due to the addition of two large commercial real estate relationships consisting of three loans during the first quarter of 2018.  Of the total nonaccrual loans at September 30, 2018, $29.5 million are commercial real estate loans, $1.4 million are 1-4 family residential real estate loans, $1.2 million are commercial loans, $407,000 are loans to individuals and $55,000 are construction loans. Restructured loans totaled $5.7 million at September 30, 2018, a decrease of $68,000, or 1.2%, compared to December 31, 2017 and decreased $26,000, or 0.5%, when compared to $5.7 million at September 30, 2017. OREO decreased $200,000, or 12.4%, to $1.4 million at September 30, 2018 from $1.6 million at December 31, 2017 and increased $1.1 million, or 374.2%, from $298,000 at September 30, 2017.  The OREO at September 30, 2018 consisted of construction, 1-4 family residential and commercial real estate properties.  We are actively marketing all OREO properties and none are being held for investment purposes. There were no repossessed assets at September 30, 2018, compared to $154,000 at December 31, 2017 and $1,000 at September 30, 2017.
Acquisition
See “Note 2 - Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Branch Closures
As part of the re-engineering of one of our branches during the rebranding efforts, we made the decision to relocate our Tyler South Broadway branch and drive-thru to one location, which is scheduled to open during the fourth quarter of 2018, at which time our current Tyler South Broadway branch and drive-thru are scheduled to permanently close.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates, many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates, and none are assumed to go negative. As of September 30, 2018, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 1.45% and 0.13%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.06% and 6.04%, respectively, relative to the base case over the next 12 months. As of December 31, 2017, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.13%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 1.25% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 2.50%, relative to the base case over the next 12 months.  As of September 30, 2017, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 6.94% and 5.66%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.88% and 4.87%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Effective as of October 25, 2018, the Company amended its employment agreement with Julie N. Shamburger, the Company’s Senior Executive Vice President and Chief Financial Officer, to extend the term of Ms. Shamburger’s employment pursuant to the employment agreement.

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(10)	Material Contracts
10.1	First Amendment to Employment Agreement between Southside Bancshares, Inc. and Julie Shamburger dated as of October 25, 2018	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 26, 2018	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 26, 2018	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)