Form 10-K
period 2018-12-31
SOUTHSIDE BANCSHARES INC
filed 2019-02-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,097,122,089.
As of February 25, 2019, 33,689,812 shares of common stock of Southside Bancshares, Inc. were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 15, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which was a wholly-owned subsidiary of the Bank until 2015. SFG is consolidated in our financial statements and was dissolved in April 2015. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside in 2014. “Diboll” refers to Diboll State Bancshares, Inc., a bank holding company acquired by Southside on November 30, 2017. For additional information concerning the effect of the merger and the fair value of assets assumed in relation to the acquisition, see “Note 2 - Acquisition”.
PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING INFORMATION
The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 59 branches, 15 of which are located in grocery stores, in addition to wealth management and trust services, and/or loan production, brokerage or other financial services offices.
At December 31, 2018, our total assets were $6.12 billion, total loans were $3.31 billion, total deposits were $4.43 billion and total equity was $731.3 million.  For the years ended December 31, 2018 and 2017, our net income was $74.1 million and $54.3 million, respectively. For the years ended December 31, 2018 and 2017, diluted earnings per common share was $2.11 and $1.81, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services, brokerage services and safe deposit services.
Our consumer loan services include 1-4 family residential loans, home equity loans, home improvement loans, automobile loans and other consumer related loans.  Commercial loan services include short-term working capital loans for inventory and accounts receivable, short- and medium-term loans for equipment or other business capital expansion, commercial real estate loans and municipal loans.  We also offer construction loans for 1-4 family residential and commercial real estate.
We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our wealth management and trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2018, our wealth management and trust assets under management were approximately $1.77 billion.
Our business strategy includes evaluating expansion opportunities through acquisitions of financial institutions in market areas that could complement our existing franchise. We generally seek merger partners that are culturally similar, have experienced management teams and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.
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
Our primary executive offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701 and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge on either our website, https://www.southside.com/about/investor-relations under the topic Filings and Financials, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

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
The principal economic activities in our market areas include medical services, retail, education, financial services, technology, distribution, manufacturing, government and to a lesser extent, oil and gas industries.  Additionally, the industry base includes conventions and tourism, as well as retirement relocation.  These economic activities support a growing regional system of medical service, retail and education centers.  Tyler, Fort Worth and Austin are home to several nationally recognized health care systems that represent all major specialties.
Our 59 branches and 40 motor bank facilities are located in and around Arlington, Austin, Bullard, Chandler, Cleburne, Cleveland, Diboll, Euless, Flower Mound, Fort Worth, Frisco, Granbury, Grapevine, Gresham, Gun Barrel City, Hawkins, Hemphill, Irving, Jacksonville, Jasper, Lindale, Longview, Lufkin, Nacogdoches, Palestine, Pineland, San Augustine, Splendora, Tyler, Watauga, Weatherford and Whitehouse. Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each market area is directly attributable to our market share in that market area combined with overall cost.
Additionally, our customers may access various banking services through a network of 83 automated teller machines (“ATMs”), interactive teller machines (“ITMs”) owned by us and 55,000 surcharge-free Allpoint ATMs worldwide, through debit cards and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans, open deposit accounts, access account information and conduct various other transactions online from their smart phones or computers.
RECENT DEVELOPMENTS
During the year ended December 31, 2018, we closed one of our retail branch locations in Tyler, due to the close proximity of an acquired Diboll location. We also consolidated our Tyler South Broadway branch and drive-thru in one location.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. During the last three years, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has experienced slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve have exceeded the U.S. average. We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, financial technology (“fintech”) companies, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more openly for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.
EMPLOYEES
At February 15, 2019, we employed approximately 820 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.
SUPERVISION AND REGULATION
General
Banking is a complex, highly regulated industry.  As a bank holding company under federal law, the Company is subject to regulation, supervision and examination by the Federal Reserve.  In addition, under state law, as the parent company of a Texas-chartered state bank that is not a member of the Federal Reserve, the Company is subject to supervision and examination by the TDB.  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of bank depositors, the FDIC’s Deposit Insurance Fund (“DIF”) and the public, rather than our shareholders and creditors.
In addition to the system of regulation and supervision outlined above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Bureau of Consumer Financial Protection (the “Bureau”), a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act (“TILA”), the Electronic Fund Transfer Act and the Real Estate Settlement Procedures Act (“RESPA”), among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products or services.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services.
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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies;

•	Impacts to accounting and reporting obligations resulting from the change to corporate income tax rates under the 2017 Tax Cuts and Jobs Act (“Tax Act”);

•	Changes to the assessment base for deposit insurance premiums;

•	Permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000;

•	Repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.  Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking and the discretion of regulatory bodies and have only recently taken effect or will take effect in the coming years.  Many Dodd-Frank Act provisions have yet to be implemented. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any future implementing regulations will have on the Company or Southside Bank’s businesses or their ability to pursue future business opportunities.  Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition or results of operations.
The likelihood, timing and scope of any such change and the impact any such change may have on us are impossible to determine with any certainty.  Also, additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  We cannot predict whether new legislation or regulations will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.  Set forth below is a brief description of the significant federal and state laws and regulations to which we are currently subject.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provision.
Holding Company Regulation
As a bank holding company regulated under the Bank Holding Company Act of 1956 (“BHCA”), as amended, the Company is registered with and subject to regulation, supervision and examination by the Federal Reserve.  The Company is required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company. The Federal Reserve may also examine our nonbank subsidiaries.
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
In order to offer broker-dealer services through our subsidiary, Southside Securities, Inc., on February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status and were granted financial holding company status on March 22, 2011.  Election of financial holding company status is not automatic, and it was granted based upon consideration of a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).  We began engaging in broker-dealer activities through Southside Securities, Inc. on June 16, 2011. In early 2013, to further concentrate on our primary business of banking, a management decision was made to close Southside Securities, Inc. We ceased engaging in broker-dealer activities through Southside Securities, Inc. in the second quarter of 2013. However, our financial holding company status has been maintained. Our status as a financial holding company could be impacted by the condition of Southside Bank and/or other factors.  For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank.  In addition, if Southside Bank were to receive a rating of less than satisfactory under the CRA, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.  If we undertake expanded financial activities (that are not permissible for a bank holding company) and we fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements.  If we do not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its Bank or the Company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. As a result of the regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015. The capital rules (“2015 Capital Rules”), which are discussed below, implemented certain provisions of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” These 2015 Capital Rules also make important changes to the “prompt corrective action” framework discussed below in Bank Regulation - Prompt Corrective Action and Undercapitalization.
The agencies’ prior risk-based guidelines, applicable to the Company before January 1, 2015, defined a three-tier capital framework.  Risk-based capital ratios were calculated by dividing, as appropriate, total capital and Tier 1 capital by risk-weighted assets.  Assets and off-balance-sheet exposures were assigned to one of four categories of risk weights, based primarily on relative credit risk.  Under these prior risk-based capital requirements, the Company and Southside Bank were each generally required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%.  To the extent we engaged in trading activities, we were required to adjust our risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices.
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
The 2015 Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, made substantial changes to these previous standards. Among other things, the regulations (i) introduced a capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
The 2015 Capital Rules also established the following minimum capital ratios: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the 2015 Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these required minimum CET1, Tier 1 and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The 2015 Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2018, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	14.77%	18.59%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.29%	18.59%
Total risk-based capital ratio	8.00%	10.00%	19.59%	19.34%
Leverage ratio	4.00%	5.00%	10.64%	12.14%

Under the previous capital framework, the effects of accumulated other comprehensive income (“AOCI”) items included in shareholders’ equity under U.S. generally accepted accounting principles (“GAAP “) were excluded for the purposes of determining capital ratios. However, the effects of certain AOCI items are not excluded under the 2015 Capital Rules. The 2015 Capital Rules permitted most banking organizations, including the Company and Southside Bank, to make a one-time permanent election on the institution’s first call report filed after January 1, 2015 to continue to exclude these items, which Southside Bank did in its March 31, 2015 call report.
Under the 2015 Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. However, for bank holding companies like us that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for banking organizations (except for those non-SEC reporting companies that have not then adopted CECL) (collectively, the “2018 Capital Rules”). In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost and changed the approaches for recognizing and recording credit losses on available for sale (“AFS”) debt securities and purchased credit impaired (“PCI”) financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. The 2018 Capital Rules will become effective on April 1, 2019; for SEC reporting companies with December 31 fiscal-year ends, CECL will become effective beginning with the first quarter of 2020.
On November 21, 2018, the federal banking agencies jointly issued a proposed rule to simplify the regulatory capital requirements for eligible community banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). The Regulatory Relief Act mandates that the Federal Agencies develop a CBLR of not less than 8% and not more than 10% for qualifying community banking organizations. A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer imposed under Basel III, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the proposed rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The agencies are expected to issue a final rule in the first quarter of 2019.
In addition, reflecting the importance that regulators place on managing capital and other risks, in May 2012 the banking agencies also issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework.  Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to and sufficiently capture the banking organization’s exposures, activities and risks; (ii) employ multiple conceptually sound stress testing activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported and used in the decision-making process.  Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.”  While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable, ways.
Source of Strength.  Federal Reserve policy and regulation require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2018 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.

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
Regulatory Examination.  Federal and state banking agencies require the Company and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Company and any nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report. On December 22, 2017, Congress enacted the Tax Act which had immediate accounting and reporting implications for the Company and Southside Bank. Specifically, the lower corporate tax rate was accompanied by changes to how the Company and the Bank are required to calculate their deferred tax assets and deferred tax liabilities which are disclosed on their financial statements and regulatory reports, and also impacted their respective capital calculations under the Basel III Capital Rules, which are discussed above in “Holding Company Regulation - Capital Adequacy.”
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

Bank Regulation
Southside Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the DIF of the FDIC.  Southside Bank is not a member of the Federal Reserve.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  In addition, the Bureau could participate in examinations of the Bank (as described above) regarding the Bank’s offering of consumer financial products and services.  The federal and state laws applicable to banks regulate, among other things, the scope of their business and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends.
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
Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015. The Federal Reserve extended the conformance deadline twice (first to July 21, 2016, and again to July 21, 2017) for certain legacy “covered funds” activities and investments in place before December 31, 2013. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to five years beyond that date. On June 5, 2018, the federal banking agencies proposed changes to the Volcker Rule, along with a request for public comment. The proposed changes are intended to simplify compliance with the rule’s “proprietary trading” restrictions.
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
Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc. and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors. As a result of the 2018 Capital Rules, the Federal Reserve made conforming changes to its definition of “unimpaired capital and impaired surplus” under Regulation O, which will impact the calculation of dollar limits on loans subject to the regulation.
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

On September 30, 2018, the FDIC announced that the DRR reached 1.36 percent, exceeding the required 1.35 percent, two years ahead of the deadline imposed by the Dodd-Frank Act. Though the FDIC has clarified that assessment rates will not change in the immediate future, small banks like Southside Bank (i.e., banks with less than $10 billion in total consolidated assets) will start receiving credits against their deposit insurance assessments when the DRR reaches or exceeds 1.38 percent.
Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  This rule modified two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinued a third adjustment added in 2009 (the secured liability adjustment), and added an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under these revisions to the DIF rules, the total base assessment rates will vary depending on the DIF reserve ratio.  On April 26, 2016, the FDIC issued a final rule to refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years. The rule, which became effective on July 1, 2016, revised the financial ratios method, updated the financial measures used and eliminated risk categories for such banks.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessment rates, which are calculated off the assessment base established by the Dodd-Frank Act, are set quarterly. The rate was 0.460 (annual) basis points for the first quarter of 2018, 0.440 (annual) basis points for the second quarter of 2018, and 0.320 (annual) basis points for the third and fourth quarters of 2018. The FDIC has announced that the remaining FICO bonds are expected to mature in September 2019, and that the final FICO assessment is expected to be made in March 2019 (at a rate of 0.140 (annual) basis points).
Capital Adequacy.
See Holding Company Regulation - Capital Adequacy.
Prompt Corrective Action and Undercapitalization.  The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions.  Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below.  The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned.  Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.  The thresholds for each of these categories were revised pursuant to the Basel III Capital Rules, which are discussed above in “Holding Company Regulation - Capital Adequacy.” These revised categories started to apply to Southside Bank on January 1, 2015.
Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure.  Under the 2015 Capital Rules, a well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure.  Under the 2015 Capital Rules, an adequately-capitalized depository institution is one having (1) a total risk based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more and (4) a leverage ratio of 4 percent or more.

•
Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure.  Under the 2015 Capital Rules, an undercapitalized depository institution is one having (1) a total capital ratio of less than 8 percent, (2) a Tier 1 capital ratio of less than 6 percent, (3) a CET1 capital ratio of less than 4.5 percent or (4) a leverage ratio of less than 4 percent.

•
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure.  Under the 2015 Capital Rules, a significantly undercapitalized institution is one having (1) a total risk-based capital ratio of less than 6 percent (2) a Tier 1 capital ratio of less than 4 percent, (3) a CET1 ratio of less than 3 percent or (4) a leverage capital ratio of less than 3 percent.

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
Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangements.  Specifically, the Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, as of December 31, 2018, regulators have yet to issue the final rule on the topic.
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
On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “satisfactory.”  As of August 6, 2018, the most recent exam date, Southside Bank has a CRA rating of “outstanding.”
On April 3, 2018, the Department of the Treasury published recommendations for amending the regulations implementing the CRA; on August 28, 2018, the OCC issued an advanced notice of proposed rulemaking seeking industry comment on how the CRA might be modernized. As of December 31, 2018, none of the federal banking agencies have issued proposed CRA amendments.

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
In addition to numerous new disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks, in an effort to encourage lenders to verify a borrower’s ability to repay. The Bureau issued a rule, which took effect on January 10, 2014, to implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The rule has impacted our residential mortgage lending practices, and the residential mortgage market generally. Most significantly, the new “qualified mortgage” standards generally limit the total points and fees that financial institutions and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the Bureau recently issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The final rule, which took effect on December 24, 2015 for residential mortgage-backed securitizations, generally requires the securitizer to retain not less than 5 percent of the credit risk. On April 26, 2018, the Bureau amended the mortgage disclosure requirements under RESPA and TILA related to the determination of whether closing costs are disclosed to a borrower in good faith.
The Bureau has also established a series of mechanisms to collect, track and make public consumer complaints, including complaints against individual financial institutions and is using this, and other information it has gathered, in connection with a variety of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition.
We cannot predict the extent to which new or modified regulations focused on consumer financial protection, whether adopted by the TDB, the Bureau, or the federal banking agencies will have on our businesses. Any such new laws may materially adversely affect our business, financial condition or results of operations.
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
Anti-Money Laundering.  Southside Bank is subject to the regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, which implement the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government the power to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the USA PATRIOT Act includes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including state-chartered banks like Southside Bank.
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
In addition, FinCEN issued a final rule, which became effective on May 11, 2018, that requires covered financial institutions subject to certain exclusions and exemptions to identify and verify the identity of beneficial owners of legal entity customers.
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. In addition, the Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and required to report any identified relationships or transactions.
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
In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under existing federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  On October 28, 2014, the Bureau amended the annual privacy notice requirement to permit a financial institution to provide the annual privacy notice through posting the annual notice on its website if the financial institution meets certain conditions. On December 4, 2015, the GLBA was amended to provide additional circumstances under which a financial institution is not required to provide an annual notice. This amendment was incorporated by the Bureau into its implementing regulation, Regulation P, on August 10, 2018. States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, interest rates, the yield curve, or market risk spreads, or a prolonged inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

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
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  At December 31, 2018, approximately 75.4% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing until 2010, there was significant deterioration in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, MBS and the lending markets generally.  This decline resulted in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and had an adverse effect on retail mortgage lending operations in many markets.  Beginning in 2014, the price per barrel of crude oil began to decline significantly from a high during 2014 of over $100 to approximately $45 as of December 31, 2018.  A prolonged period of lower oil prices could have a negative impact on energy-dominant states such as Texas, including the real estate values in such states.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
Our allowance for probable loan losses may be insufficient.
We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within our existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for probable loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for probable loan losses, we may need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and substantially changes how we calculate our allowance for probable loan losses. While we are evaluating CECL, we cannot predict when and how it will affect our results of operations and financial condition, including our regulatory capital. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.
We may be adversely affected by declining crude oil prices.
Beginning in 2014, decisions by certain members of Organization of the Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices.  At one point the price per barrel of crude oil traded below $30. As of December 31, 2018, the price per barrel of crude oil was approximately $45 compared to a high of over $100 in 2014, and oil prices decreased more than 40% during the fourth quarter of 2018. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2018, energy loans comprised approximately 1.92% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  If oil prices remain at these low levels, or move lower, for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.
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
Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Effort in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations.
As a result of the limitation on the deductibility of business interest included in the Tax Act, we may have the right to redeem our currently outstanding subordinated debt.
On September 19, 2016, we issued $100.0 million aggregate principal amount of 5.50% fixed-to-floating rate subordinated notes due 2026 (the “Notes”). These Notes are generally not redeemable by us until 2021. However, we are permitted to redeem these Notes earlier upon the occurrence of a “tax event”, which is generally defined as there being a more than insubstantial risk that the interest paid on the Notes would not be deductible by the Company, in whole or in part, for federal income tax purposes. Provisions of the Tax Act impose a limit on the amount of business interest which is deductible, capping that interest deduction at the sum of (i) the taxpayer’s business interest income for the tax year plus (ii) 30% of the taxpayer’s adjusted taxable income for the tax year. As a consequence, in the event the interest payments on the Notes exceed the total amount of permitted deductible business interest under the Tax Act, such occurrence could constitute a “tax event” under the Notes due to the limitation on the deductibility of our interest payments on the Notes and thus permit us to redeem the Notes prior to 2021.
We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can be affiliated under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer certain products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Our competitors may have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	our ability to invest in or partner with technology providers offering banking solutions and delivery channels at a level equal to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement new delivery systems, such as internet banking, or offer new products and services within existing lines of business.  In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
We rely on dividends from our bank subsidiary for most of our revenue.
Southside Bancshares, Inc. is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiary Southside Bank.  These dividends are the principal source of funds to pay dividends on our common stock to our shareholders and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank and certain of our nonbank subsidiaries may pay to us.  In addition, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., we may not be able to service debt, pay obligations or pay dividends to our shareholders.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 – Shareholders’ Equity” to our consolidated financial statements included in this report.
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
We rely heavily on communications and information systems to conduct our business.  Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our customers the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our customers’ systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our customers or third party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our customers and third party service providers are under constant threat, and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our customer or third party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations and could expose us to reputation risk, the loss of customer business, increased operational costs, as well as additional regulatory scrutiny, possible litigation and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business infrastructure, such as banking services, core processing and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct business. Technological or financial difficulties of one of our third party service providers or their subcontractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. While we have processes in place to monitor our third party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations, and a successful attack or security breach at one or more of such third party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may be held responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third party failures, and our insurance coverage may not be adequate to cover all losses resulting from system failures, third party breaches or other disruptions. Failures in our business structure or in the structure of one or more of our third party service providers could interrupt the operations or increase the cost of doing business.
Funding to provide liquidity may not be available to us on favorable terms or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is necessary to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by our board of directors.  Management and our asset liability committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our asset liability committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board-approved policies from any one market source.  Funding sources include federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”), noncore deposits and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advance agreements to members that are collateralized with U.S. Treasury securities, MBS, commercial mortgage backed securities and loans.

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
We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets similar to 2008, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  The cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making such deposits unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy in general, and there may not be a viable market for raising equity capital.
If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity and level of regulatory-qualifying capital.
Acquisitions and potential acquisitions may disrupt our business and dilute shareholder value.
We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and fair values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.
Our process for managing risk may not be effective in mitigating risk or losses to us.
The objectives of our risk management processes are to mitigate risk and loss to our organization. We have established procedures that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, legal and compliance risk and reputational risk, among others. However, as with any risk management processes, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2018, we had $218.9 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and even if we implement such products and services, we may incur substantial costs in doing so.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.
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
The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates the Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that began January 1, 2013 for institutions that exceed $15 billion in assets.  Furthermore, each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.  As a result of new regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015.  The 2015 Capital Rules implemented certain provisions of the Dodd-Frank Act and Basel III.  These 2015 Capital Rules also make important changes to the prompt corrective action framework.  Similarly, the 2018 Capital Rules issued by the federal banking agencies will impact our capital calculations by changing the methodology for calculating and reporting incurred losses on certain assets. For additional discussion relating to capital adequacy refer to “Item 1. Business - Supervision and Regulation - Capital Adequacy” in this report.  The Company believes it will continue to meet the new capital guidelines, however complying with any higher 2015 Capital Rules mandated by the Dodd-Frank Act or Basel III, and/or the 2018 Capital Rules mandated by the federal banking agencies, may affect our operations, including our asset portfolios and financial performance.
Changes in accounting and tax rules applicable to banks could adversely affect our financial condition and results of operations.
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For a discussion of the reporting and accounting implications to the Company and Southside Bank resulting from recent changes to the tax laws, refer to “Item 1. Business - Supervision and Regulation - Regulatory Examination” in this report.
Financial services companies depend on the accuracy and completeness of information about customers and counterparties and inaccuracies in such information, including as a result of fraud, could adversely impact our business, financial condition and results of operations.
In deciding whether to extend credit or enter into other transactions with third parties, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors or property appraisers, as to the accuracy and completeness of that information.  Such information could turn out to be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress, we are at an increased risk of fraud losses. We cannot assure you that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damages related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for probable loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional customers.  Many of these transactions expose us to credit risk in the event of default of our counterparty or customer.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
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
On September 19, 2016, we issued $100.0 million of 5.50% fixed-to-floating subordinated notes, which mature in September 2026. On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of fixed to floating rate junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  On October 10, 2007, as part of an acquisition, we assumed $3.6 million of floating rate junior subordinated debentures to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that mature in 2035.
We conditionally guarantee payments of the principal and interest on the trust preferred securities.  Our subordinated notes and the junior subordinated debentures are senior to our shares of common stock.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock, and in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.  We have the right to defer distributions on our debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of common stock.

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
Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the CBCA, which requires prior notice to the Federal Reserve for any acquisition.  Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the BHCA of 1956, as amended.  As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable. These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our share.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. Southside owns four buildings at this site which houses a banking center, executive offices, a technology center, back office support areas and wealth management and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in the University Center II professional office building owned by Southside. University Center II is a 10-story building in which Southside occupies one floor and space on two additional floors. Southside owns additional executive offices at 104 N. Temple, Diboll, Texas 75941 and additional wealth management and trust services located at 2510 West Frank Street, Lufkin, Texas 75904. As of December 31, 2018, Southside operated 59 branches which includes traditional full service branches and full service branches within grocery stores. These branches are located in the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas and Austin regions. Of the 59 branches, 39 are owned and 20 are leased. In addition to our branches, Southside also operates motor banks, wealth management and trust services and/or loan production or other financial services offices which Southside owns except for one loan production office that is leased. Southside also owns 83 ATMs/ITMs located throughout our market areas.

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
SHAREHOLDERS
There were approximately 1,600 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 20, 2019.
DIVIDENDS
See the section captioned “Item 8.  Financial Statements and Supplementary Data-Note 20 – Quarterly Financial Information of Registrant ” in our consolidated financial statements included in this report for the frequency and amount of cash dividends we paid. Also, see “Item 1 - Business - Supervision and Regulation - Dividends" and “Item 7 - Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.
ISSUER SECURITY REPURCHASES
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 25, 2018	—	$—	—	1,500,000
October 26, 2018-October 31, 2018	56,592	31.52	56,592	1,443,408
November 1, 2018-November 30, 2018	894,021	32.74	894,021	549,387
December 1, 2018-December 31, 2018	508,535	31.74	508,535	40,852
Total	1,459,148	$32.34	1,459,148

On October 25, 2018, our board of directors authorized the repurchase of up to 1,500,000 shares of common stock.

Subsequent to December 31, 2018 and through January 7, 2019, we purchased 40,852 shares of common stock at an average price of $32.42.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2018, 2017 or 2016 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated assuming that $100 was invested on December 31, 2013 and that all dividends are reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Southside Bancshares, Inc.	100.00	114.65	103.65	176.59	167.13	163.16
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SBSI Peer Group Index*	100.00	90.7	83.64	131.80	136.13	116.61

*Peer group index includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), Hilltop Holdings (HTH), Independent Bank Group, Inc. (IBTX), LegacyTexas Financial Group, Inc. (LTXB), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI) and Veritex Holdings, Inc. (VBTX).

Source : S&P Global Market Intelligence
© 2019

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2018.  This information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report:

	As of and for the Years Ended December 31,
	2018	2017 (1)	2016	2015	2014 (2)
	(in thousands, except per share data)
Balance Sheet Data:
Securities available for sale, at estimated fair value (3)	$1,989,436	$1,538,755	$1,479,600	$1,460,492	$1,448,708
Securities held to maturity, at carrying value	$162,931	$909,506	$937,487	$784,296	$642,319
Loans, net of allowance for loan losses	$3,285,780	$3,273,575	$2,538,626	$2,412,017	$2,167,841
Total assets	$6,123,494	$6,498,097	$5,563,767	$5,161,996	$4,807,176
Deposits	$4,425,030	$4,515,447	$3,533,076	$3,455,407	$3,374,417
FHLB borrowings	$719,065	$1,017,361	$1,309,646	$1,147,688	$897,420
Subordinated notes, net of unamortized debt issuance costs	$98,407	$98,248	$98,100	$—	$—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	$60,246	$60,241	$60,236	$60,231	$60,226
Shareholders’ equity	$731,291	$754,140	$518,274	$444,062	$425,243
Income Statement Data:
Interest income	$229,165	$187,474	$168,913	$154,532	$123,778
Interest expense	$57,101	$43,504	$29,348	$19,854	$16,956
Provision for loan losses	$8,437	$4,675	$9,780	$8,343	$14,938
Deposit services (3)	$25,082	$21,785	$20,702	$20,112	$15,280
Net (loss) gain on sale of securities available for sale	$(1,839)	$625	$2,836	$3,660	$2,830
Noninterest income (3)	$40,773	$37,473	$39,411	$37,895	$24,489
Noninterest expense (3)	$120,099	$106,335	$109,522	$112,954	$97,704
Net income (3)	$74,138	$54,312	$49,349	$43,997	$20,833

Per Share Data:
Earnings per common share:
Basic	$2.12	$1.82	$1.82	$1.61	$0.97
Diluted	$2.11	$1.81	$1.81	$1.61	$0.97
Cash dividends paid per common share	$1.20	$1.11	$1.01	$1.00	$0.96
Book value per common share	$21.68	$21.55	$17.71	$16.25	$15.61

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

(3)
Due to the adoption of certain regulatory guidance adopted under the modified retrospective approach, prior periods may not be comparative. Additionally, the Tax Act was enacted on December 22, 2017. See “Note 1 - Summary of Significant Accounting and Reporting Policies – Accounting Changes and Reclassifications” for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2018, 2017 and 2016 and financial condition as of December 31, 2018 and 2017.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to any applicable stock splits and stock dividends.
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

•
our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank’s ability to pay dividends to us;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the failure to maintain an effective system of controls and procedures, including internal control over financial reporting;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to fluctuations in the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	the risks identified in “Part I - Item 1A. Risk Factors – Risks Related to Our Business” in this report.
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
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses”, “Note 1 - Summary of Significant Accounting and Reporting Policies” and “Note 6 - Loans and Allowance for Probable Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Business Combination. During a business combination, consideration is first assigned to identifiable assets and liabilities, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as market share, customer and employee loyalty, asset lives, and the amount and timing of prospective cash flows and the discount rate applied to the cash flows. Assets and liabilities, including deposits, core deposit intangibles, property and equipment and loans, among others, are evaluated based upon the nature of the asset or liability, the business in which it is utilized and the economic return it is generating or expected to generate.
Deposits, in a business combination, are evaluated based upon maturity and the weighted average rate to determine the present value or fair value.
Core deposit intangibles represent the cost savings derived from available core deposits relative to alternative financing. The cost of deposits on hand is evaluated against the Company’s primary source of funds, or Federal Home Loan Bank (“FHLB”) advance agreements.
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
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the Plans at December 31, 2018.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
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
NON-GAAP FINANCIAL MEASURES
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, to increase tax-exempt interest income to a tax-equivalent basis.  Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.
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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the year ended December 31, 2018 and a 35% marginal tax rate for the years ended December 31, 2017 and 2016, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE):

	Years Ended December 31,
	2018	2017	2016
Net interest income (GAAP)	$172,064	$143,970	$139,565
Tax-equivalent adjustments:
Loans	2,354	4,313	4,251
Investment securities (tax-exempt)	7,004	13,197	13,739
Net interest income (FTE) (1)	$181,422	$161,480	$157,555

Average earning assets	$5,699,985	$5,254,431	$4,829,141

Net interest margin	3.02%	2.74%	2.89%
Net interest margin (FTE) (1)	3.18%	3.07%	3.26%

Net interest spread	2.72%	2.56%	2.77%
Net interest spread (FTE) (1)	2.88%	2.89%	3.14%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

OVERVIEW
OPERATING RESULTS
During the year ended December 31, 2018, our net income increased $19.8 million, or 36.5%, to $74.1 million, from $54.3 million for the same period in 2017. The increase was primarily the result of a $41.7 million increase in interest income, a $6.0 million decrease in income tax expense and a $3.3 million increase in noninterest income, partially offset by a $13.8 million increase in noninterest expense, a $13.6 million increase in interest expense and a $3.8 million increase in provision for loan losses. Earnings per diluted share increased $0.30, or 16.6%, to $2.11 for year ended December 31, 2018, from $1.81 for the same period in 2017.
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
FINANCIAL CONDITION
Our total assets decreased $374.6 million, or 5.8%, to $6.12 billion at December 31, 2018 from $6.50 billion at December 31, 2017. Our securities portfolio decreased by $295.9 million, or 12.1%, to $2.15 billion, compared to $2.45 billion at December 31, 2017 primarily due to sales of lower yielding available for sale (“AFS”) securities. Our FHLB stock decreased $23.1 million, or 41.5%, to $32.6 million from $55.7 million at December 31, 2017 due to the reduced level of FHLB borrowings during 2018, reducing the required amount of FHLB stock that we must hold. Our interest earning deposits decreased $87.7 million, or 78.6%, to $23.9 million at December 31, 2018, compared to $111.5 million at December 31, 2017.

Loans increased $18.4 million, or 0.6%, to $3.31 billion compared to $3.29 billion at December 31, 2017. The net increase in our loan portfolio was comprised of increases of $90.2 million of commercial loans, $31.9 million of construction loans and $7.6 million of municipal loans, partially offset by decreases of $71.0 million of commercial real estate loans, $29.3 million of loans to individuals and $10.8 million of 1-4 family residential loans.

Our nonperforming assets at December 31, 2018 increased 309.7%, to $42.9 million and represented 0.70% of total assets, compared to $10.5 million, or 0.16% of total assets at December 31, 2017. Nonaccruing loans increased $32.8 million, or 1,117.9%, to $35.8 million, and the ratio of nonaccruing loans to total loans increased to 1.08% at December 31, 2018 compared to 0.09% at December 31, 2017.  The increase in nonaccrual loans was primarily due to the addition of four commercial real estate loans to nonaccrual status during the year, one of which was added during the fourth quarter. Restructured loans were $5.9 million at December 31, 2018, a slight increase from $5.8 million at December 31, 2017. Other Real Estate Owned (“OREO”) decreased to $1.2 million at December 31, 2018 from $1.6 million at December 31, 2017. There were no repossessed assets at December 31, 2018 compared to $154,000 at December 31, 2017.

Our deposits decreased $90.4 million, or 2.0%, to $4.43 billion at December 31, 2018 from $4.52 billion at December 31, 2017, which was comprised of a decrease of $47.7 million in interest bearing deposits and a decrease of $42.7 million in noninterest bearing deposits. The decrease in our deposits during 2018 was the result of a decrease in public fund deposits of $221.7 million, partially offset by an increase in private deposits of $131.3 million. Brokered deposits, included in our private deposits, increased $180.4 million, or 287.7%, for the year ended December 31, 2018.

Total FHLB borrowings decreased $298.3 million, or 29.3%, to $719.1 million at December 31, 2018 from $1.02 billion at December 31, 2017.
Shareholders’ equity at December 31, 2018 totaled $731.3 million compared to $754.1 million at December 31, 2017. The decrease in shareholders’ equity was the result of the repurchase of $47.2 million of our common stock, cash dividends paid of $42.0 million and an increase in accumulated other comprehensive loss of $13.9 million, partially offset by net income of $74.1 million recorded for the year ended December 31, 2018, net issuance of common stock under employee stock plans of $2.4 million, stock compensation expense of $2.3 million and common stock issued under our dividend reinvestment plan of $1.5 million.

Economic conditions in our Fort Worth and Austin market areas have continued to perform generally better than many other parts of the country. Texas continues to experience economic growth due to in-migration from other states and company relocation from other states. Economists predict the Texas markets we serve will continue to grow during 2019 at a rate similar to that of the growth rates experienced in 2018.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk and economic risk indicators.
BALANCE SHEET STRATEGY
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB or the brokered certificates of deposits (“CD”) market.  These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities and U.S. Treasury securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
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
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The relatively low interest rate environment and economic landscape requires that we monitor the interest rate sensitivity of the assets driving our growth and closely align ALCO objectives accordingly.
The management of our securities portfolio as a percentage of earning assets is guided by the current economics associated with increasing the securities portfolio, changes in our overall loan and deposit levels and changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we may purchase additional securities, if appropriate, which may cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not appropriate or an efficient use of capital, we may decrease the level of securities through proceeds from maturities, principal payments on MBS or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with potential business cycles that include slower loan growth and higher credit costs.
Our investment securities and U.S. Agency MBS decreased from $2.45 billion at December 31, 2017 to $2.15 billion at December 31, 2018. Our increasing funding costs and uncertainty as to the Federal Reserve’s overnight interest rate outlook for the balance of the year, combined with the need to realign the acquired Diboll securities portfolio to meet our balance sheet strategy and ALCO objectives, were the primary reasons for the decrease in securities during 2018.
During the year ended December 31, 2018, we sold AFS securities that resulted in an overall loss on the sale of AFS securities of $1.8 million. We primarily sold U.S. Agency debentures and MBS, U.S. Treasury securities and Texas municipals.  During the fourth quarter of 2017, we recorded an impairment charge of $234,000 in connection with $109 million of impaired U.S. Agency debentures that we sold during January 2018. The sales of lower yielding fixed rate securities were to help alleviate margin compression brought on by the increase in interest rates by the Federal Reserve. During the year ended December 31, 2018, sales of securities were partially offset by purchases of U.S. Agency MBS, U.S. Treasury securities and Texas municipal securities. We early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”

on January 2, 2018, and in conjunction with the adoption, made the transition election to reclassify from held to maturity (“HTM”) to AFS approximately $743.4 million in book value of securities that qualified for the last-of-layer approach.
At December 31, 2018, securities as a percentage of assets decreased to 35.1%, compared to 37.7% at December 31, 2017 due to the $295.9 million, or 12.1%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own as well as funding needs and funding sources will continue to be reevaluated.  Should the economics of purchasing securities decrease, we may allow this part of the balance sheet to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings decreased 29.3%, or $298.3 million, to $719.1 million at December 31, 2018 from $1.02 billion at December 31, 2017. From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at December 31, 2018 and $280.0 million at December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining these variable rate advance agreements, the Company also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.833% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in accumulated other comprehensive income (“AOCI”) are immediately recognized in earnings. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased from $60.2 million at December 31, 2017 to $238.1 million at December 31, 2018, or 295.5%, due to lower funding costs currently offered compared to other wholesale funding alternatives and ALCO objectives.  At December 31, 2018, our brokered CDs had a weighted average cost of 223 basis points and remaining maturities of less than one year. Our wholesale funding policy currently allows maximum brokered deposits of $300 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the year ended December 31, 2018, the decrease in FHLB borrowings, partially offset by the increase in brokered CDs, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 23.0% at December 31, 2018 from 24.3% at December 31, 2017.

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
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest income
Loans	$158,691	$117,633	$106,564
Investment securities – taxable	417	939	1,057
Investment securities – tax-exempt	24,960	24,529	22,654
Mortgage-backed securities	41,584	41,361	37,450
FHLB stock and equity investments	1,595	1,306	798
Other interest earning assets	1,918	1,706	390
Total interest income	229,165	187,474	168,913
Interest expense
Deposits	35,864	20,736	14,255
FHLB borrowings	12,813	15,106	11,751
Subordinated notes	5,659	5,633	1,628
Trust preferred subordinated debentures	2,610	2,013	1,706
Other borrowings	155	16	8
Total interest expense	57,101	43,504	29,348
Net interest income	$172,064	$143,970	$139,565
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During 2018 and 2017, the Federal Reserve increased the federal funds rate by 100 basis points and 75 basis points, respectively. For 2016, the federal funds rate increased 25 basis points.
Net interest income for the year ended December 31, 2018, increased $28.1 million, or 19.5%, to $172.1 million, compared to $144.0 million for the same period in 2017 due to the increase in interest income primarily from our loan portfolio, partially offset by the increase in interest expense on deposits. Total interest income increased $41.7 million, or 22.2%, to $229.2 million during the year ended December 31, 2018, compared to $187.5 million during the same period in 2017. Total interest expense increased $13.6 million, or 31.3%, to $57.1 million during the year ended December 31, 2018, compared to $43.5 million during the same period in 2017. Our net interest margin (FTE) increased to 3.18% for the year ended December 31, 2018, compared to 3.07% for the same period in 2017 and our net interest spread (FTE) decreased slightly to 2.88%, compared to 2.89% for the same period in 2017.
Net interest income for the year ended December 31, 2017, increased $4.4 million, or 3.2%, compared to the same period in 2016.  The increase in net interest income was due to the increase in interest income of $18.6 million, or 11.0%, which was primarily a result of the increase in the interest income on loans of $11.1 million and an increase in interest income on mortgage-backed securities of $3.9 million, partially offset by the increase in interest expense of $14.2 million on deposits and other interest bearing liabilities, compared to the same period in 2016.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
The following tables present on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and from changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands):

	Years Ended December 31, 2018 Compared to 2017			Years Ended December 31, 2017 Compared to 2016
	Change Attributable to		Total Change	Change Attributable to		Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate		Average Volume	Average Yield/Rate
Interest income on:
Loans (1)	$30,072	$9,141	$39,213	$9,734	$1,382	$11,116
Loans held for sale	(149)	35	(114)	1	14	15
Investment securities (taxable)	(831)	309	(522)	(153)	35	(118)
Investment securities (tax-exempt) (1)	739	(6,501)	(5,762)	3,336	(2,003)	1,333
Mortgage-backed securities	(2,253)	2,476	223	1,668	2,243	3,911
FHLB stock and equity investments	(262)	551	289	173	335	508
Interest earning deposits	(1,015)	1,005	(10)	574	675	1,249
Federal funds sold	164	58	222	60	7	67
Total earning assets	26,465	7,074	33,539	15,393	2,688	18,081
Interest expense on:
Savings deposits	191	252	443	28	156	184
Time deposits	2,115	4,991	7,106	432	2,590	3,022
Interest bearing demand deposits	2,144	5,435	7,579	(130)	3,405	3,275
FHLB borrowings	(7,509)	5,216	(2,293)	1,906	1,449	3,355
Subordinated notes, net of unamortized debt issuance costs	9	17	26	4,035	(30)	4,005
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	597	597	—	307	307
Other borrowings	7	132	139	2	6	8
Total interest bearing liabilities	(3,043)	16,640	13,597	6,273	7,883	14,156
Net change	$29,508	$(9,566)	$19,942	$9,120	$(5,195)	$3,925

(1)
Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017 and 2016. See “Non-GAAP Financial Measures.”

The increase in total interest income was primarily attributable to the increase in average earning assets of $445.6 million, or 8.5%, to $5.70 billion for the year ended December 31, 2018, from $5.25 billion for the same period in 2017, and to a lesser extent, the increase in the average yield on earning assets to 4.18% for the year ended December 31, 2018, from 3.90% for the year ended December 31, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in the securities portfolio and interest earning deposits during 2018. The increase in the average yield on total earning assets during the year ended December 31, 2018, was primarily due to rising interest rates due to continued increases in the federal funds rate during 2018 however, the average yield on our tax-exempt investment securities, as well as our tax-exempt municipal loans, was negatively impacted from the change in income tax rate from 35% to 21%.
The increase in total interest income for the year ended December 31, 2017, was primarily attributable to the increase in average earning assets of $425.3 million, or 8.8%, from $4.83 billion for 2016 to $5.25 billion for 2017, and, to a lesser extent, the increase in the average yield on average earning assets from 3.87% for the year ended December 31, 2016, to 3.90% for the year ended December 31, 2017.  The increase in the average yield on earning assets during the year ended December 31, 2017, was the result of increases in the average yields on most of the earning asset categories due to the overall higher interest rate environment in 2017. This was partially offset by the decrease in the average yield on tax-exempt investment securities as higher yielding tax-exempt securities rolled off and were replaced with lower yielding securities. Also partially offsetting the increase was the effect of the $1.3 million recovery of interest income from the payoff of a long-term nonaccrual loan during the first quarter of 2016.

The increase in total interest expense for the year ended December 31, 2018, was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.30% for the year ended December 31, 2018 from 1.01% for the year ended December 31, 2017, partially offset by the mix of interest bearing liabilities during 2018. Total average interest bearing liabilities increased $96.3 million, or 2.2%, to $4.39 billion during the year ended December 31, 2018, from $4.29 billion during the year ended December 31, 2017, however, the increase in lower cost average interest bearing deposits was partially offset by a decrease in higher cost average FHLB borrowings. The increase in average rates paid on interest bearing liabilities was primarily due to the increases in the federal funds rate during 2018.
The increase in interest expense for 2017 was attributable to an increase in average interest bearing liabilities of $268.5 million, or 6.7%, from $4.02 billion to $4.29 billion and in the average rate paid on interest bearing liabilities for the year ended December 31, 2017, to 1.01%, from 0.73% for the same period in 2016.  The increase in average interest bearing liabilities in 2017 was primarily the result of the issuance of subordinated notes, the increase in FHLB borrowings, the Diboll acquisition in late November and, to a lesser extent, the increase in deposits.
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and comprised 74.4% of total average deposits during the year ended December 31, 2018 compared to 73.0% during 2017 and 73.6% during 2016.  The increase in our average total deposits during 2018 and 2017 was primarily due to approximately $899.3 million of the deposits assumed in the Diboll merger.
At December 31, 2018, our brokered CDs had remaining maturities of less than one year.  At December 31, 2018, brokered CDs represented 5.4% of deposits compared to 1.3% of deposits at December 31, 2017, and 1.0% at December 31, 2016.  Our wholesale funding policy currently allows maximum brokered CDs of $300 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2018, 2017 and 2016.  The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore, non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Years Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,290,651	$160,982	4.89%	$2,666,265	$121,769	4.57%	$2,452,803	$110,653	4.51%
Loans held for sale	1,451	63	4.34%	5,058	177	3.50%	5,036	162	3.22%
Securities:
Investment securities (taxable) (2)	15,790	417	2.64%	51,654	939	1.82%	60,145	1,057	1.76%
Investment securities (tax-exempt) (2)	781,127	31,964	4.09%	765,854	37,726	4.93%	699,472	36,393	5.20%
Mortgage-backed and related securities (2)	1,462,055	41,584	2.84%	1,543,826	41,361	2.68%	1,479,528	37,450	2.53%
Total securities	2,258,972	73,965	3.27%	2,361,334	80,026	3.39%	2,239,145	74,900	3.35%
FHLB stock, at cost, and equity investments	54,998	1,595	2.90%	66,855	1,306	1.95%	56,071	798	1.42%
Interest earning deposits	78,266	1,624	2.07%	148,924	1,634	1.10%	75,339	385	0.51%
Federal funds sold	15,647	294	1.88%	5,995	72	1.20%	747	5	0.67%
Total earning assets	5,699,985	238,523	4.18%	5,254,431	204,984	3.90%	4,829,141	186,903	3.87%
Cash and due from banks	77,946			54,590			51,160
Accrued interest and other assets	473,639			369,872			373,278
Less: Allowance for loan losses	(24,378)			(19,042)			(18,465)
Total assets	$6,227,192			$5,659,851			$5,235,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$359,509	907	0.25%	$267,345	464	0.17%	$244,826	280	0.11%
Time deposits	1,160,423	18,112	1.56%	990,553	11,006	1.11%	941,716	7,984	0.85%
Interest bearing demand deposits	1,978,140	16,845	0.85%	1,645,557	9,266	0.56%	1,681,422	5,991	0.36%
Total interest bearing deposits	3,498,072	35,864	1.03%	2,903,455	20,736	0.71%	2,867,964	14,255	0.50%
FHLB borrowings	720,785	12,813	1.78%	1,222,033	15,106	1.24%	1,060,631	11,751	1.11%
Subordinated notes, net of unamortized debt issuance costs	98,327	5,659	5.76%	98,172	5,633	5.74%	27,860	1,628	5.84%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,243	2,610	4.33%	60,238	2,013	3.34%	60,233	1,706	2.83%
Other borrowings	10,880	155	1.42%	8,120	16	0.20%	6,798	8	0.12%
Total interest bearing liabilities	4,388,307	57,101	1.30%	4,292,018	43,504	1.01%	4,023,486	29,348	0.73%
Noninterest bearing deposits	1,040,447			761,370			693,929
Accrued expenses and other liabilities	47,176			43,440			49,275
Total liabilities	5,475,930			5,096,828			4,766,690
Shareholders’ equity	751,262			563,023			468,424
Total liabilities and shareholders’ equity	$6,227,192			$5,659,851			$5,235,114
Net interest income (FTE)		$181,422			$161,480			$157,555
Net interest margin (FTE)			3.18%			3.07%			3.26%
Net interest spread (FTE)			2.88%			2.89%			3.14%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(3)
Note: As of December 31, 2018, 2017 and 2016, loans totaling $35.8 million, $2.9 million and $8.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $8.4 million, $4.7 million and $9.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. See the section captioned “Loan Loss Experience and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
As of December 31, 2018, and 2017, our reviews of the loan portfolio indicated that loan loss allowances of $27.0 million and $20.8 million, respectively, were appropriate to cover probable losses in the portfolio.
NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
In connection with the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, debit card expense and brokerage service expense previously reported in ATM and debit card expense and other noninterest expense are now netted with deposit services income and brokerage services income, respectively. Due to the adoption of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
The following table details the categories included in noninterest income (dollars in thousands):

	2018	Increase (Decrease)		2017	Increase (Decrease)		2016
Deposit services	$25,082	$3,297	15.1%	$21,785	$1,083	5.2%	$20,702
Net (loss) gain on sale of securities available for sale	(1,839)	(2,464)	(394.2)%	625	(2,211)	(78.0)%	2,836
Gain on sale of loans	692	(1,129)	(62.0)%	1,821	(974)	(34.8)%	2,795
Trust income	6,832	3,014	78.9%	3,818	327	9.4%	3,491
Bank owned life insurance income	2,923	386	15.2%	2,537	(89)	(3.4)%	2,626
Brokerage services	1,987	(435)	(18.0)%	2,422	295	13.9%	2,127
Other noninterest income	5,096	631	14.1%	4,465	(369)	(7.6)%	4,834
Total noninterest income	$40,773	$3,300	8.8%	$37,473	$(1,938)	(4.9)%	$39,411

The 8.8% increase in noninterest income for the year ended December 31, 2018 ,when compared to the same period in 2017, was primarily due to increases in deposit services income and trust income, partially offset by a net loss on sale of securities available for sale and a decrease in gain on sale of loans. For the year ended December 31, 2017, noninterest income categories include one month of income as a result of the Diboll acquisition.  The 4.9% decrease in noninterest income for the year ended December 31, 2017, when compared to the same period in 2016, was primarily due to a decrease in net gain on sale of securities available for sale and a decrease in gain on sale of loans. This was partially offset by an increase in deposit services income.
The increase in deposit services income is primarily a result of increased deposit accounts related to the Diboll acquisition on November 30, 2017. Deposit services consists of income of $29.1 million prior to netting the debit card expense of $4.0 million for the year ended December 31, 2018. The increase for 2017 was due to an increase in overdraft charges and debit card income.
During the years ended December 31, 2018 and 2017, we primarily sold U.S. Government Agency debentures and mortgage related securities, U.S. Treasury securities and Texas municipal securities that resulted in a net loss on sale of AFS securities of $1.8 million and a net gain on sale of AFS securities of $625,000, respectively. During the year ended December 31, 2016, the sale of securities resulted in a net gain on sale of AFS securities of $2.8 million.
The decrease in gain on sale of loans for the years ended December 31, 2018 and 2017, was primarily due to a continued decline in the volume of loans sold during 2018, as well as a decrease in 2017 from the volume of loans sold during 2016.
The increase in trust income for the year ended December 31, 2018, was primarily due to the increase in assets under management, a direct result of the Diboll acquisition on November 30, 2017. Trust income includes fees and commissions from investment management, administrative and advisory services, which are impacted by fluctuations in the market values of the underlying assets managed or administered. The value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, decreased 9.5%, during 2018 and were approximately $1.77 billion at December 31, 2018, compared to $1.96 billion at December 31, 2017.

The increase in bank owned life insurance income during the year ended December 31, 2018 was primarily due to the death benefits realized in the second quarter of 2018 for a retired covered officer.
Brokerage services income decreased for the year ended December 31, 2018, when compared to the same period in 2017, primarily due to the adoption of ASU 2014-09, effective January 1, 2018. Brokerage services income consists of $2.6 million of gross income prior to the netting of brokerage services expense of $641,000 for the year ended December 31, 2018.
Other noninterest income increased for the year ended December 31, 2018, compared to the same period in 2017, primarily due to increases in mortgage derivative income, an increase in letter of credit fees and increases in various fee based services due to the higher volume of activity related to the Diboll acquisition which were partially offset by a decrease in swap fee income. Other noninterest income decreased for the year ended December 31, 2017, compared to the same period in 2016, primarily attributable to decreases in mortgage servicing fee income, other investment income and mortgage derivative income, partially offset by an increase in swap fee income.
NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	2018	Increase (Decrease)		2017	Increase (Decrease)		2016
Salaries and employee benefits	$70,643	$9,864	16.2%	$60,779	$(849)	(1.4)%	$61,628
Occupancy expense	13,814	1,746	14.5%	12,068	(1,654)	(12.1)%	13,722
Acquisition expense	2,413	(1,939)	(44.6)%	4,352	4,352	—%	—
Advertising, travel & entertainment	2,894	675	30.4%	2,219	(424)	(16.0)%	2,643
ATM and debit card expense	1,090	(2,799)	(72.0)%	3,889	753	24.0%	3,136
Professional fees	4,035	191	5.0%	3,844	(1,102)	(22.3)%	4,946
Software and data processing expense	3,996	969	32.0%	3,027	116	4.0%	2,911
Telephone and communications	1,847	(58)	(3.0)%	1,905	(26)	(1.3)%	1,931
FDIC insurance	1,871	102	5.8%	1,769	(372)	(17.4)%	2,141
Amortization expense on intangibles	5,213	3,258	166.6%	1,955	15	0.8%	1,940
Other noninterest expense	12,283	1,755	16.7%	10,528	(3,996)	(27.5)%	14,524
Total noninterest expense	$120,099	$13,764	12.9%	$106,335	$(3,187)	(2.9)%	$109,522

The increase in noninterest expense for the year ended December 31, 2018,when compared to the same period in 2017, was primarily the result of the acquisition of Diboll on November 30, 2017, and certain other factors as identified below. For the year ended December 31, 2017, noninterest expense categories include one month of expense as a result of the Diboll acquisition.
Salaries and employee benefits expense increased during the year ended December 31, 2018, compared to the same period in 2017, due to increases in direct salary expense and insurance expense. Direct salary expense increased $8.7 million, or 16.7%, for the year ended December 31, 2018, compared to the same period in 2017, and decreased $1.6 million, or 3.1%, for the year ended December 31, 2017, compared to the same period in 2016. The increase in 2018 was due to additional employees as a result of the acquisition of Diboll and one-time bonus payments in the first quarter of $744,000 to certain employees in response to the benefits received from the Tax Act, and to a lesser extent, normal salary increases effective in the first quarter of 2018. The decrease in 2017 was primarily due to a decline in payouts under incentive plans in 2017.
Health and life insurance expense, included in salaries and employee benefits, increased $962,000, or 16.6%, for the year ended December 31, 2018 compared to the same period in 2017 and $687,000, or 13.5%, for the year ended December 31, 2017, compared to the same period in 2016, due to increased health claims expense during both years. We have a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may continue to increase during 2019.
Occupancy expense increased for the year ended December 31, 2018, when compared to the same period in 2017, due to increased depreciation, real estate taxes and various other occupancy related expense associated with the Diboll locations acquired and decreased for the year ended December 31, 2017, compared to the same period in 2016, primarily due to the early termination of a lease during the third quarter of 2016. We prepaid a lease at approximately 59% of the remaining lease payments on a Fort Worth operations facility that was vacated just prior to lease termination. The cost of prepaying this lease, combined with writing off the leasehold improvements, was $1.8 million. This expense was partially offset by lower taxes and utilities in 2016.

For the year ended December 31, 2018, acquisition expense consisted of $1.3 million in change in control payment accruals and severance payments, $1.1 million in additional professional fees and $44,000 in travel expenses, both of the latter related primarily to systems integration. For the year ended December 31, 2017, acquisition expense of $4.4 million consisted primarily of $2.4 million of legal and consulting fees and $1.9 million of software expenses due to canceling of contracts.
Advertising, travel and entertainment increased for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the integration of Diboll and decreased for the year ended December 31, 2017, when compared to the same period in 2016, due to a decrease in advertising and travel expense, partially offset by an increase in media advertising.
ATM and debit card expense decreased for the year ended December 31, 2018, compared to the same period in 2017, in connection with the application of ASU 2014-09. Effective January 1, 2018, debit card expense related to interchange revenue of $4.0 million for the year ended December 31, 2018 is now netted with deposit services income as part of noninterest income. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable. The increase for the year ended December 31, 2017, compared to the same period in 2016, was due to higher debit card transaction volume, increases in costs related to the reissue of debit cards with chip technology and to reflect our new branding and the additional cost and activity related to the acquisition of Diboll.
Professional fees decreased for year ended December 31, 2017 compared to the same period in 2016. The decrease in 2017 was due to increased consulting fees during 2016 that were associated with process improvement and re-branding efforts initiated in January 2016.
Software and data processing expense increased for the year ended December 31, 2018 as compared to the same period in 2017. The increase in 2018 was primarily due to the additional data processing expense and integration costs in connection with the acquisition of Diboll.
FDIC insurance decreased for the year ended December 31, 2017 as compared to the same period in 2016. The decrease in 2017 was due to reduced FDIC assessment rates beginning in the third quarter of 2016.
Amortization expense on intangibles increased for the year ended December 31, 2018 as compared to the same period in 2017. The increase in 2018 was due to increased amortization related to both the core deposit intangible and trust relationship intangible recorded with the Diboll acquisition on November 30, 2017.
Other noninterest expenses increased for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to increases in losses on retired assets and other real estate owned, increases in trust expense and provision expense for loans sold with recourse and an overall general increase in other noninterest expenses directly related to the acquisition of Diboll, partially offset by a decrease in losses on unfunded loan commitments. The decrease for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to reductions in the provision expense for losses on loans sold with recourse and unfunded loan commitments, repossessed assets expense and losses on other real estate owned.

INCOME TAXES
Pre-tax income for the year ended December 31, 2018 was $84.3 million compared to $70.4 million for the year ended December 31, 2017, and $59.7 million for the year ended December 31, 2016.
Income tax expense was $10.2 million for the year ended December 31, 2018 and represented a decrease of $6.0 million, or 37.0%, compared to the year ended December 31, 2017, and increased $5.8 million, or 56.1%, to $16.1 million for the year ended December 31, 2017, compared to $10.3 million for the year ended December 31, 2016.  The effective tax rate (“ETR”) as a percentage of pre-tax income was 12.1% in 2018, 22.9% in 2017 and 17.3% in 2016. The Tax Act, enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%. The decrease in the income tax expense and ETR for the year ended December 31, 2018 was due to the lower corporate tax rate as well as recording $767,000 of discrete income tax benefit, lowering the ETR by 0.9%, compared to recording a $2.4 million discrete income tax expense and increasing the ETR 3.4%, for the year ended December 31, 2017 associated with the remeasurement of our net deferred tax asset.
The increase in the income tax expense and ETR for the year ended December 31, 2017 was due to $2.4 million of income tax expense, or 3.4% ETR, recorded as a result of the tax rate change, as well as a decrease in tax-exempt income as a percentage of pre-tax income, compared to the same period in 2016.
The ETR differs from the stated rate of 21% and 35% for the years ended December 31, 2018, 2017 and 2016, respectively, primarily due to the effect of tax rate changes, tax-exempt income from municipal loans and securities and bank owned life insurance. The net deferred tax asset totaled $9.8 million at December 31, 2018, as compared to $12.2 million in 2017. The $2.4 million decrease in the net deferred tax asset is primarily due to the alternative minimum tax credit realized offset by an increase in unrealized loss in the AFS securities portfolio. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. At December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the Tax Act. See “Note 16-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for deferred tax assets was recorded at December 31, 2018 or December 31, 2017, as management believes it is more likely than not that all of the deferred tax assets will be realized in future years.

LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas in Texas in which we operate or adjoin.
Total loans as of December 31, 2018 increased $18.4 million, or 0.6%, and the average loan balance outstanding for the year increased $624.4 million, or 23.4%, compared to 2017. The increase in the average loan balance was the result of the Diboll acquisition in the fourth quarter of 2017.
From December 31, 2017 to December 31, 2018, commercial loans increased $90.2 million, or 33.9%, construction loans increased $31.9 million, or 6.7%, and municipal loans increased $7.6 million, or 2.2%, while commercial real estate loans decreased $71.0 million, or 5.6%, loans to individuals decreased $29.3 million, or 21.6% , and 1-4 family residential loans decreased $10.8 million, or 1.3%.
Commercial loans increased primarily due to a concerted effort by the bank to grow that portfolio with the majority of new originations occurring in the North Texas market. Construction loan growth primarily resulted from fundings on large multi-family projects, both on projects that originated during 2018 as well as those that originated in prior years. The municipal loan portfolio continued a trend of stable growth during the year.
During 2018, the commercial real estate portfolio decreased primarily due to several large payoffs in the North Texas region due to an increasingly competitive environment for permanent financing. Loans to individuals continued to decrease due in part to the strategic roll-off of the indirect automobile loan portfolio acquired from Omni and also due to payoffs exceeding originations. The decrease in the 1-4 family residential loan portfolio mostly occurred during the first half of 2018 and was slightly offset by 1-4 family residential growth in the fourth quarter due to greater efficiencies in operations and additional lending staff.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2018, was approximately $178.7 million.  Our largest loan relationship at December 31, 2018 was approximately $71.7 million.
The average yield on loans for the year ended December 31, 2018 increased to 4.89%, compared to 4.57% for the year ended December 31, 2017.  This increase was due to the mix of the loan portfolio and the increase in the interest rate environment during 2018.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2018	2017	2016	2015	2014
Real Estate Loans:
Construction	$507,732	$475,867	$380,175	$438,247	$267,830
1-4 Family Residential	794,499	805,341	637,239	655,410	690,895
Commercial	1,194,118	1,265,159	945,978	635,210	468,171
Commercial Loans	356,649	266,422	177,265	242,527	226,460
Municipal Loans	353,370	345,798	298,583	288,115	257,492
Loans to Individuals	106,431	135,769	117,297	172,244	270,285
Total Loans	$3,312,799	$3,294,356	$2,556,537	$2,431,753	$2,181,133
For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2018, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $2.50 billion in real estate loans, $794.5 million, or 31.8%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.
We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.
Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve.  A number of our construction loans will be owner occupied upon completion.  Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment and in some cases, additional collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
1-4 Family Residential Real Estate Loans
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2018, these loans totaled $121.9 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2018, commercial real estate loans consisted of $1.13 billion of owner and non-owner occupied real estate loans, $49.2 million of loans secured by multi-family properties and $15.8 million of loans secured by farmland.
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

MUNICIPAL LOANS
We have a specific lending department that makes loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts increased $7.6 million, to $353.4 million as of December 31, 2018, when compared to 2017.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2018, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $65.0 million, or 61.1%, of total loans to individuals. The indirect automobile portfolio acquired from Omni continued to pay down during 2018 to $2.7 million at December 31, 2018, compared to $12.3 million at December 31, 2017. We intend to let this portfolio fully liquidate.
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
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans (in thousands).  The amounts of these loans outstanding at December 31, 2018, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years (2)
Real Estate Loans – Construction	$197,501	$218,193	$92,038
Commercial Loans	155,966	167,692	32,991
Municipal Loans	6,848	62,619	283,903
Total	$360,315	$448,504	$408,932

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$417,103
	Interest Rates are Floating or Adjustable	$440,333

(1)	The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.

(2)	Nonaccrual loans totaling $651,000 are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. These loans totaled $4.0 million, $5.5 million and $6.3 million and represented 0.6%, 0.7% and 1.2% of shareholders’ equity as of December 31, 2018, 2017 and 2016, respectively.
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES
Our allowance for loan losses was $27.0 million at December 31, 2018, or 0.82% of loans, an increase of $6.2 million, or 30.0%, compared to $20.8 million at December 31, 2017.  The increase in the allowance for loan losses was primarily due to the additional provision recorded on the commercial real estate loans placed on nonaccrual status in 2018. The loans acquired in 2017 with the Diboll acquisition were measured at fair value at the acquisition date with no carryover in allowance for loan loss.
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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of the review we determine it is probable we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowance.  The internal loan review department maintains a list (“Watch List”) of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loans.
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
As of December 31, 2018, our review of the loan portfolio indicated that a loan loss allowance of $27.0 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions, including the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”), which is effective beginning with the first quarter of 2020, may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Average Net Loans Outstanding (1)	$3,290,651	$2,666,265	$2,452,803	$2,224,401	$1,420,802
Balance of Allowance for Loan Losses at Beginning of Period (1)	$20,781	$17,911	$19,736	$13,292	$18,877
Loan Charge-Offs:
Real Estate:
Construction	(14)	(35)	—	(24)	(14)
1-4 Family Residential	(91)	(304)	(43)	(58)	(22)
Commercial	(783)	—	—	—	—
Commercial Loans (2)	(756)	(723)	(11,396)	(336)	(66)
Municipal Loans	—	—	—	(249)	—
Loans to Individuals	(2,602)	(2,391)	(2,948)	(3,688)	(22,461)
Total Loan Charge-Offs	(4,246)	(3,453)	(14,387)	(4,355)	(22,563)
Recovery of Loans Previously Charged-Off:
Real Estate:
Construction	7	1	269	207	156
1-4 Family Residential	356	19	141	115	81
Commercial	36	13	23	85	8
Commercial Loans	244	312	666	153	171
Municipal Loans	—	—	249	—	—
Loans to Individuals	1,404	1,303	1,434	1,896	1,624
Total Recovery of Loans Previously Charged-Off	2,047	1,648	2,782	2,456	2,040
Net Loan Charge-Offs	(2,199)	(1,805)	(11,605)	(1,899)	(20,523)
Provision for Loan Losses (3)	8,437	4,675	9,780	8,343	14,938
Allowance for Loan Losses at End of Period	$27,019	$20,781	$17,911	$19,736	$13,292
Net Charge-Offs to Average Net Loans Outstanding	0.07%	0.07%	0.47%	0.09%	1.44%
Allowance for Loan Losses to Nonaccruing Loans	75.54	707.56	216.32	96.15	324.51
Allowance for Loan Losses to Nonperforming Assets	62.97	198.44	118.58	60.76	108.27
Allowance for Loan Losses to Total Loans	0.82	0.63	0.70	0.81	0.61

(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss. Loans acquired with the Omni acquisition were measured at fair value on December 17, 2014 with no carryover of allowance for loan losses.
(2) Of the $11.4 million in commercial charge-offs recorded for the year ended December 31, 2016, $10.9 million related to the charge-off of two large commercial borrowing relationships.
(3) Of the $8.4 million in provision for loan losses for the year ended December 31, 2018, $302,000 related to provision expense on PCI loans. Of the $4.7 million and $9.8 million recorded in provision for loan losses for the years ended December 31, 2017 and 2016, respectively, none related to provision expense on PCI loans. Of the $8.3 million in provision for loan losses for the year ended December 31, 2015, $629,000 related to provision expense on PCI loans.

The increase in provision expense for 2018, compared to 2017, was the result of an increase in nonperforming assets and an increase in net loan charge-offs. For the year ended December 31, 2018, nonperforming assets increased $32.4 million, or 309.7%, to $42.9 million at December 31, 2018, from $10.5 million at December 31, 2017, primarily due to the addition of four commercial real estate loans to nonaccrual status during the year. For the year ended December 31, 2018, net loan charge-offs increased $394,000, to $2.2 million, compared to $1.8 million for the same period in 2017, a direct result of an increase in net charge-offs of $760,000 for commercial real estate loans.
The decrease in provision expense for 2017, compared to 2016, was the result of a decrease in net loan charge-offs. For the year ended December 31, 2017, net loan charge-offs decreased $9.8 million to $1.8 million from $11.6 million for the same period in 2016, a direct result of the decrease in net charge-offs of $10.3 million in commercial loans. Net charge-offs for commercial loans decreased due to the charge-off of two large commercial borrowing relationships totaling $10.9 million in 2016.
The following table presents the allocation of Allowance for Loan Losses for the years presented (dollars in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate:
Construction	$3,597	15.3%	$3,676	14.5%	$4,147	14.9%	$4,350	18.0%	$2,456	12.3%
1-4 Family Residential	3,844	24.0%	2,445	24.4%	2,665	24.9%	2,595	27.0%	2,822	31.6%
Commercial	13,968	36.0%	10,821	38.4%	7,204	37.0%	4,577	26.1%	3,025	21.5%
Commercial Loans	3,974	10.8%	2,094	8.1%	2,263	6.9%	6,596	10.0%	3,279	10.4%
Municipal Loans	525	10.7%	860	10.5%	750	11.7%	725	11.8%	716	11.8%
Loans to Individuals	1,111	3.2%	885	4.1%	882	4.6%	893	7.1%	994	12.4%
Ending Balance	$27,019	100.0%	$20,781	100.0%	$17,911	100.0%	$19,736	100.0%	$13,292	100.0%
See “Note 6 –  Loans and Allowance for Probable Loan Losses” in our consolidated financial statements included in this report.
NONPERFORMING ASSETS
Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal and interest payments in accordance with the terms of the respective loan agreements.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.  Restructured loans represent loans that have been renegotiated to provide a below market or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower are considered in judgments as to potential loan loss.
Total nonperforming assets at December 31, 2018 were $42.9 million representing an increase of $32.4 million, or 309.7%, from $10.5 million at December 31, 2017.  From December 31, 2017 to December 31, 2018, nonaccrual loans increased $32.8 million, or 1,117.9%, to $35.8 million primarily due to the addition of four commercial real estate loans to nonaccrual status during the year, one of which was added during the fourth quarter.  Of the nonaccrual total, $32.6 million are commercial real estate loans, $2.2 million are 1-4 family residential real estate loans, $639,000 are commercial loans, $318,000 are loans to individuals and $12,000 are construction loans. OREO decreased $407,000, or 25.2%, to $1.2 million from December 31, 2017 to December 31, 2018.  We are actively marketing all OREO properties and none are being held for investment purposes.  Restructured loans increased $163,000, or 2.8%, to $5.9 million.  Repossessed assets decreased $154,000 from December 31, 2017, with no repossessed assets at December 31, 2018. Included in total nonperforming assets are $16.8 million and $7.1 million of loans classified as troubled debt restructurings at December 31, 2018 and 2017, respectively.
In August of 2017, parts of the Texas coast and Houston metropolitan area experienced widespread damage and flooding from Hurricane Harvey. To date, the Bank had one borrower that experienced damage and business interruption that ultimately resulted in classification and nonaccrual status of the credit.
The following table presents information on nonperforming assets for the years presented (dollars in thousands):

	December 31,
	2018	2017	2016	2015	2014
Accruing Loans Past Due More Than 90 Days: (1)
Loans to Individuals	$—	$1	$6	$3	$4
	—	1	6	3	4
Loans on Nonaccrual: (1)
Real Estate Loans	34,813	1,779	1,980	5,171	3,408
Commercial Loans	639	903	5,477	13,896	416
Loans to Individuals	318	255	823	1,459	272
	35,770	2,937	8,280	20,526	4,096
Restructured Loans: (2)
Real Estate Loans	4,389	4,426	5,301	3,045	4,542
Commercial Loans	995	703	464	7,401	595
Municipal Loans	429	502	571	637	699
Loans to Individuals	117	136	95	60	38
	5,930	5,767	6,431	11,143	5,874

Total Nonperforming Loans	41,700	8,705	14,717	31,672	9,974
Other Real Estate Owned	1,206	1,613	339	744	1,738
Repossessed Assets	—	154	49	64	565
Total Nonperforming Assets	$42,906	$10,472	$15,105	$32,480	$12,277
Nonperforming Assets to Total Assets	0.70%	0.16%	0.27%	0.63%	0.26%
Nonperforming Assets to Total Loans	1.30	0.32	0.59	1.34	0.56
Nonaccrual Loans to Total Loans	1.08	0.09	0.32	0.84	0.19

(1)	Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

(2)
Includes $3.1 million, $2.9 million, $3.1 million and $7.5 million of PCI loans restructured during the years ended December 31, 2018, 2017, 2016 and 2015, respectively. There were no restructured PCI loans as of December 31, 2014.

Nonperforming assets at December 31, 2018, as a percentage of total assets increased to 0.70%, from the previous year and as a percentage of loans increased to 1.30%, primarily due to an increase in nonaccrual loans. Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2018, we had $61.1 million in potential problem loans that were graded as substandard accruing, of which none are included in any one of the nonaccrual, restructured or 90 days past due loan categories.

The following tables set forth impaired loans by class of loans for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables”. There were no impaired loans recorded without an allowance for the years ended December 31, 2018 or 2017:

	December 31, 2018
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate Loans	$40,815	$5,390	$35,425
Commercial Loans	2,366	368	1,998
Municipal Loans	429	1	428
Loans to Individuals	657	149	508
Total (1)	$44,267	$5,908	$38,359

	December 31, 2017
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate Loans	$5,237	$40	$5,197
Commercial Loans	1,605	252	1,353
Municipal Loans	502	10	492
Loans to Individuals	205	51	154
Total (1)	$7,549	$353	$7,196

(1)	Includes $8.0 million and $2.9 million of PCI loans that experienced deteriorations in credit quality subsequent to the acquisition date as of December 31, 2018 and 2017, respectively.
For the years ended December 31, 2018 and 2017, the average recorded investment in impaired loans was approximately $33.4 million and $9.5 million, respectively.
The amount of interest recognized on loans that were nonaccruing or restructured was $831,000, $360,000 and $484,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $2.6 million, $482,000 and $898,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

SECURITIES ACTIVITY
Our securities portfolio plays a primary role in management of our interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.
We account for debt and equity securities as follows:
•Available for Sale (“AFS”).  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.  AFS securities that are hedged with qualifying derivatives are carried at fair value with the change in the fair value on both the hedged instrument and the securities recorded in interest income in the consolidated statements of income.
•Held to Maturity (“HTM”).  Debt securities that management has the current intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
•Equity Investments. Beginning January 1, 2018, upon the adoption of ASU 2016-01, equity investments with readily determinable fair values are stated at fair value with unrealized gains and losses reported in income. For periods prior to January 1, 2018, certain equity investments were classified as AFS and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity investments without readily determinable fair values are recorded at cost less impairment, if any.
During 2018, premiums were amortized and discounts were accreted to maturity, or in the case of MBS, over the estimated life of the security, using the level yield interest method.  Effective January 1, 2019, premium callable securities will be amortized to the earliest call date and securities purchased at a discount will be accreted to maturity. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recognized on the trade date and are determined using the specific identification method.
Securities with limited marketability, such as FHLB stock, are carried at cost, which is a reasonable estimate of the fair value of those assets and are assessed for other-than-temporary impairment.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2018, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 35.9% compared to loans, which were 54.1% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of AFS and HTM investment securities and MBS (in thousands):

	December 31,
Available for Sale:	2018	2017	2016
Investment Securities:
U.S. Treasury	$—	$—	$70,069
U.S. Government Agency Debentures	—	108,869	—
State and Political Subdivisions	716,601	392,664	385,197
Other Stocks and Bonds	2,709	5,055	6,651
Other Equity Securities (1)	—	5,920	5,920
Mortgage-backed Securities: (2)
Residential	732,972	718,029	627,508
Commercial	537,154	308,218	384,255
Total	$1,989,436	$1,538,755	$1,479,600

	December 31,
Held to Maturity:	2018	2017	2016
Investment Securities:
State and Political Subdivisions	$3,083	$413,632	$425,810
Mortgage-backed Securities: (2)
Residential	59,655	129,044	136,312
Commercial	100,193	366,830	375,365
Total	$162,931	$909,506	$937,487

(1)	See “Note 1 - Summary of Significant Accounting and Reporting Policies,” for further information.

(2)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. Government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2018, all of our MBS were collateralized by U.S. Government agencies or GSEs.
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
Like most fixed income securities, MBS are subject to interest rate risk.  However, unlike most other fixed income securities, the mortgage loans underlying a mortgage-backed security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to MBS) than is the case with noncallable fixed income securities.  Most of our MBS were purchased at a premium.  As these MBS prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total unamortized premium for our MBS decreased to $24.1 million at December 31, 2018 compared to $31.4 million at December 31, 2017.
During 2018, we primarily sold U.S. Agency debentures and mortgage related securities, U.S. Treasury securities and Texas municipal securities. The sale of these AFS resulted in an overall loss of $1.8 million. During 2017 and 2016, the sale of these AFS securities resulted in an overall gain of $625,000 and $2.8 million, respectively.
The combined investment securities, MBS, FHLB stock and other investments decreased to $2.20 billion at December 31, 2018, compared to $2.51 billion at December 31, 2017, a decrease of $312.8 million, or 12.5%.  The decrease was due to the flattening yield curve, higher funding costs and the realignment of the securities portfolio acquired with the Diboll acquisition to meet our balance sheet strategy and ALCO objectives in this developing interest rate environment. The decrease is comprised of a decrease in our investment securities portfolio of $203.7 million, or 22.0%, combined with a decrease in MBS of $92.1 million, or 6.1%, and a decrease in FHLB stock of $23.1 million, or 41.5%, respectively, during 2018 compared to 2017.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2018 was $2.15 billion, which represented a net unrealized loss as of that date of $27.2 million.  The net unrealized loss was comprised of $10.9 million in unrealized gains and $38.1 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2018 was $1.99 billion, which represented a net unrealized loss as of that date of $24.0 million.  The net unrealized loss was comprised of $10.6 million of unrealized gains and $34.6 million of unrealized losses.  The majority of the $34.6 million of unrealized losses is reflected in our state and political subdivisions and our residential and commercial MBS. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
We transferred securities from AFS to HTM with a fair value of $157.1 million during the year ended December 31, 2016. For the year ended December 31, 2016, the unrealized loss on the securities transferred from AFS to HTM was $10.2 million ($6.7 million net of tax) at the date of transfer based on the fair value of the securities on the transfer date. Net unrealized gains and losses on securities transferred to HTM from AFS are included as a component of shareholders’ equity on the consolidated balance sheet and is amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There were no securities transferred from AFS to HTM during 2018 or 2017.
On January 2, 2018, we early-adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and in conjunction with the adoption took the one-time transition election to reclassify approximately $743.4 million book value of securities from HTM to AFS that qualified for hedging under the last-of-layer approach, as described in ASU 2017-12. The unrealized gain of $11.9 million ($9.4 million, net of tax) on the transferred securities was recognized in other comprehensive income on the date of transfer. There were no sales from the HTM portfolio during the years ended December 31, 2018, 2017 or 2016.  There were $162.9 million and $909.5 million of securities classified as HTM at December 31, 2018 and 2017, respectively.
On January 1, 2019, we adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and in conjunction with the adoption recognized a cumulative adjustment to reduce retained earnings by $16.5 million, before tax.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2018 AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities:
State and Political Subdivisions	$3,602	5.70%	$37,346	3.94%	$175,181	4.29%	$500,472	4.43%
Other Stocks and Bonds	—	—	2,709	4.20%	—	—	—	—
Mortgage-backed Securities:
Residential	20	3.15%	2,301	5.48%	26,712	3.30%	703,939	3.24%
Commercial	—	—	280,979	2.76%	256,175	2.79%	—	—
Total	$3,622	5.68%	$323,335	2.93%	$458,068	3.39%	$1,204,411	3.73%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities:
State and Political Subdivisions	$116	2.04%	$1,696	2.98%	$1,271	3.44%	$—	—
Mortgage-backed Securities:
Residential	7	3.38%	235	4.86%	70	5.85%	59,343	3.59%
Commercial	—	—	54,808	2.60%	35,364	2.86%	10,021	2.75%
Total	$123	2.12%	$56,739	2.62%	$36,705	2.88%	$69,364	3.47%
At December 31, 2018, there were no holdings of any one issuer, other than the U.S. Government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits, FHLB borrowings, federal funds purchased and repurchase agreements to assist with our funding needs. Deposits provide us with our primary source of funds and the following table sets forth average deposits and rates paid by category (dollars in thousands):

	Years Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest Bearing Demand Deposits	$1,978,140	0.85%	$1,645,557	0.56%	$1,681,422	0.36%
Savings Deposits	359,509	0.25%	267,345	0.17%	244,826	0.11%
Time Deposits	1,160,423	1.56%	990,553	1.11%	941,716	0.85%
Total Interest Bearing Deposits	3,498,072	1.03%	2,903,455	0.71%	2,867,964	0.50%
Noninterest Bearing Demand Deposits	1,040,447	N/A	761,370	N/A	693,929	N/A
Total Deposits	$4,538,519	0.79%	$3,664,825	0.57%	$3,561,893	0.40%

The table below sets forth the maturity distribution of time deposits of $100,000 or more (in thousands):

	December 31, 2018	December 31, 2017
Three months or less	$194,070	$143,295
Over three to six months	113,126	130,344
Over six to twelve months	159,000	280,064
Over twelve months	140,221	275,604
Total Time Deposits	$606,417	$829,307
At December 31, 2018, we had $238.1 million in brokered CDs that represented 5.4% of our deposits.  Our brokered CDs at December 31, 2018 have maturities of less than one year and are reflected in the CDs under $100,000 category.  At December 31, 2017, we had $60.2 million in brokered CDs, and at December 31, 2016, we had $35.5 million in brokered CDs.  Our current policy allows for a maximum of $300 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Borrowing arrangements, consisting primarily of FHLB borrowings, federal funds purchased and repurchase agreements, decreased $271.0 million, or 26.4%, during 2018 compared to 2017 primarily the result of advances paying off and a decrease in advances purchased during 2018. FHLB borrowings are collateralized by FHLB stock, nonspecified loans and securities.
Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal funds purchased and repurchase agreements:
Balance at end of period	$36,810	$9,498	$7,097
Average amount outstanding during the period (1)	10,880	8,120	6,798
Maximum amount outstanding during the period (2)	36,810	9,498	11,516
Weighted average interest rate during the period (3)	1.4%	0.2%	0.1%
Interest rate at end of period (4)	2.1%	0.2%	0.2%

FHLB borrowings:
Balance at end of period	$719,065	$1,017,361	$1,309,646
Average amount outstanding during the period (1)	720,785	1,222,033	1,060,631
Maximum amount outstanding during the period (2)	957,231	1,414,453	1,309,646
Weighted average interest rate during the period (3)	1.8%	1.2%	1.1%
Interest rate at end of period (4)	2.3%	1.4%	0.9%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period. The weighted average interest rate on the FHLB borrowings include the effect of interest rate swaps.

(4)	Stated rate.

From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at December 31, 2018, $280.0 million at December 31, 2017 and $250.0 million at December 31, 2016. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining these variable rate advance agreements, the Company entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.833% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were $28.0 million federal funds purchased at December 31, 2018. There were no federal funds purchased at December 31, 2017 or December 31, 2016.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $8.8 million and $9.5 million at December 31, 2018 and 2017, respectively, and had maturities of less than two years.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

CAPITAL RESOURCES
Our total shareholders’ equity at December 31, 2018 decreased 3.0%, or $22.8 million, to $731.3 million, or 11.9% of total assets, compared to $754.1 million, or 11.6% of total assets at December 31, 2017.
The decrease in shareholders’ equity was the result of the repurchase of $47.2 million of our common stock, cash dividends paid of $42.0 million and an increase in accumulated other comprehensive loss of $13.9 million, partially offset by net income of $74.1 million recorded for the year ended December 31, 2018, net issuance of common stock under employee stock plans of $2.4 million, stock compensation expense of $2.3 million and common stock issued under our dividend reinvestment plan of $1.5 million.
As a result of regulations, which became applicable to the Company and the Bank on January 1, 2015, we are required to comply with higher minimum capital requirements (the “2015 Capital Rules”). The 2015 Capital Rules made substantial changes to previous capital standards. Among other things, the regulations (i) introduced a new capital requirement known as “Common Equity Tier 1” (“CET1”), (ii) stated that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, (iii) defined CET1 to require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) revised the scope of the deductions and adjustments from capital as compared to regulations that previously applied to the Company and other banking organizations.
The 2015 Capital Rules also established the following minimum capital ratios: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the 2015 Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1 and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The 2015 Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Under the previous capital framework, the effects of AOCI items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining capital ratios. Under the 2015 Capital Rules, the company has elected to permanently exclude capital in AOCI in Common Equity Tier 1 capital, Tier 1 capital, Total capital to risk-weighted assets and Tier 1 capital to adjusted quarterly average assets.
Under the 2015 Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, which includes Southside, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
Failure to meet minimum capital requirements under the 2015 Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of December 31, 2018, we met all capital adequacy requirements to which we were subject.
The FDIA requires bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements.  A depository institution’s treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.  Prompt corrective action and other discretionary actions could have a direct material effect on our financial statements.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%
December 31, 2017:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of December 31, 2018, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2018	2017	2016
Return on Average Assets	1.19%	0.96%	0.94%
Return on Average Shareholders’ Equity	9.87%	9.65%	10.54%
Dividend Payout Ratio – Basic	56.60%	60.99%	55.49%
Dividend Payout Ratio – Diluted	56.87%	61.33%	55.80%
Average Shareholders’ Equity to Average Total Assets	12.06%	9.95%	8.95%
ACCOUNTING PRONOUNCEMENTS
See “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report.
EFFECTS OF INFLATION
Our consolidated financial statements and their related notes have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike many industrial companies, nearly all of our assets and liabilities are monetary.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.  Inflation can affect the amount of money customers have for deposits, as well as the ability to repay loans.
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At December 31, 2018, these investments were 4.0% of total assets, as compared with 6.9% for December 31, 2017, and 7.2% for December 31, 2016.  The decrease to 4.0% at December 31, 2018 is primarily reflective of changes in the investment portfolio combined with a decrease in our interest earning deposits.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB -The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were $28.0 million of federal funds purchased at December 31, 2018.  There were no federal funds purchased at December 31, 2017 or December 31, 2016. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2018, we had one outstanding letter of credit for $195,000. At December 31, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans, was approximately $1.17 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public funds deposits.
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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2018	December 31, 2017
Unused commitments:
Commitments to extend credit	$874,557	$804,715
Standby letters of credit	27,438	14,890
Total	$901,995	$819,605
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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following summarizes our contractual cash obligations and commercial commitments at December 31, 2018 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).  Payments reflected in the table below do not include interest:

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
FHLB borrowings	$336,502	$376,648	$—	$5,915	$719,065
Subordinated notes (1)	—	—	—	100,000	100,000
Trust preferred subordinated debentures (1)	—	—	—	60,311	60,311
Operating leases (2)	1,265	2,064	1,302	1,352	5,983
Deferred compensation agreements (3)	386,004	849,508	944,341	4,724,179	6,904,032
Time deposits	845,661	158,796	45,934	5,180	1,055,571
Unsettled trades to purchase securities	6,378	—	—	—	6,378
Total contractual obligations	$1,575,810	$1,387,016	$991,577	$4,896,937	$8,851,340

(1)
Subordinated notes, net of unamortized debt issuance costs, were $98.4 million at December 31, 2018. Trust preferred subordinated debentures, net of unamortized debt issuance costs, were $60.2 million at December 31, 2018. See “Note 10 - Long-Term Debt” for further information.

(2)	See “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” for further information.

(3)	See “Note 11 - Employee Benefits” for further information.
We do not expect to contribute to our defined benefit plan during 2019.  We do expect to contribute to our defined benefit plan in future years; however, those amounts are indeterminable at this time.

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates and none are assumed to go negative. As of December 31, 2018, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 1.51% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.29%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a negative variance on net interest income of 0.22% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 3.34%, relative to the base case over the next 12 months. As of December 31, 2017, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 0.88% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.13%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance on net interest income of 1.25% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 2.50%, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
The ALCO monitors various liquidity ratios to ensure a satisfactory liquidity position.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.  Regulatory authorities also monitor our gap position along with other liquidity ratios.  In addition, as described above, we utilize a simulation model to determine the impact of net interest income under several different interest rate scenarios.  By utilizing this technology, we can determine potential changes to make in the asset and liability mix to mitigate the change in net interest income under these various interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

Dallas, TX
February 28, 2019

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$87,375	$79,171
Interest earning deposits	23,884	111,541
Federal funds sold	9,460	7,980
Total cash and cash equivalents	120,719	198,692
Securities available for sale, at estimated fair value	1,989,436	1,538,755
Securities held to maturity, at carrying value (estimated fair value of $159,781 and $921,800, respectively)	162,931	909,506
FHLB stock, at cost	32,583	55,729
Equity investments	12,093	5,821
Loans held for sale	601	2,001
Loans:
Loans	3,312,799	3,294,356
Less: Allowance for loan losses	(27,019)	(20,781)
Net loans	3,285,780	3,273,575
Premises and equipment, net	135,972	133,640
Goodwill	201,116	201,246
Other intangible assets, net	17,779	22,993
Interest receivable	27,287	28,491
Deferred tax asset, net	9,776	12,204
Unsettled issuances of brokered certificates of deposit	15,236	—
Bank owned life insurance	98,160	100,368
Other assets	14,025	15,076
Total assets	$6,123,494	$6,498,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$994,680	$1,037,401
Interest bearing	3,430,350	3,478,046
Total deposits	4,425,030	4,515,447
Federal funds purchased and repurchase agreements	36,810	9,498
FHLB borrowings	719,065	1,017,361
Subordinated notes, net of unamortized debt issuance costs	98,407	98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	60,241
Unsettled trades to purchase securities	6,378	—
Other liabilities	46,267	43,162
Total liabilities	5,392,203	5,743,957

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized and 37,845,224 shares issued at December 31, 2018 and 40,000,000 shares authorized and 37,802,352 shares issued at December 31, 2017)	47,307	47,253
Paid-in capital	762,470	757,439
Retained earnings	64,797	32,851
Treasury stock, at cost (4,120,475 at December 31, 2018 and 2,802,019 at December 31, 2017)	(93,055)	(47,105)
Accumulated other comprehensive loss	(50,228)	(36,298)
Total shareholders’ equity	731,291	754,140
Total liabilities and shareholders’ equity	$6,123,494	$6,498,097
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest income
Loans	$158,691	$117,633	$106,564
Investment securities – taxable	417	939	1,057
Investment securities – tax-exempt	24,960	24,529	22,654
Mortgage-backed securities	41,584	41,361	37,450
FHLB stock and equity investments	1,595	1,306	798
Other interest earning assets	1,918	1,706	390
Total interest income	229,165	187,474	168,913
Interest expense
Deposits	35,864	20,736	14,255
FHLB borrowings	12,813	15,106	11,751
Subordinated notes	5,659	5,633	1,628
Trust preferred subordinated debentures	2,610	2,013	1,706
Other borrowings	155	16	8
Total interest expense	57,101	43,504	29,348
Net interest income	172,064	143,970	139,565
Provision for loan losses	8,437	4,675	9,780
Net interest income after provision for loan losses	163,627	139,295	129,785
Noninterest income
Deposit services	25,082	21,785	20,702
Net (loss) gain on sale of securities available for sale	(1,839)	625	2,836
Gain on sale of loans	692	1,821	2,795
Trust income	6,832	3,818	3,491
Bank owned life insurance income	2,923	2,537	2,626
Brokerage services	1,987	2,422	2,127
Other	5,096	4,465	4,834
Total noninterest income	40,773	37,473	39,411
Noninterest expense
Salaries and employee benefits	70,643	60,779	61,628
Occupancy expense	13,814	12,068	13,722
Acquisition expense	2,413	4,352	—
Advertising, travel & entertainment	2,894	2,219	2,643
ATM and debit card expense	1,090	3,889	3,136
Professional fees	4,035	3,844	4,946
Software and data processing expense	3,996	3,027	2,911
Telephone and communications	1,847	1,905	1,931
FDIC insurance	1,871	1,769	2,141
Amortization expense on intangibles	5,213	1,955	1,940
Other	12,283	10,528	14,524
Total noninterest expense	120,099	106,335	109,522
Income before income tax expense	84,301	70,433	59,674
Income tax expense	10,163	16,121	10,325
Net income	$74,138	$54,312	$49,349

Earnings per common share – basic	$2.12	$1.82	$1.82
Earnings per common share – diluted	$2.11	$1.81	$1.81
Cash dividends paid per common share	$1.20	$1.11	$1.01
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$74,138	$54,312	$49,349
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized (loss) gain on available for sale securities during the period	(34,238)	15,217	(23,459)
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	11,881	—	—
Change in net unrealized loss on securities transferred from held to maturity to available for sale	401	—	—
Change in net unrealized loss on securities transferred to held to maturity	—	—	(10,240)
Reclassification adjustment for net loss on equity investments, reclassified to retained earnings with adoption of ASU 2016-01	107	—	—
Reclassification adjustment for amortization related to available for sale and to held to maturity debt securities	1,244	1,255	429
Reclassification adjustment for net loss (gain) on sale of available for sale securities, included in net income	1,839	(625)	(2,836)
Derivatives:
Change in unrealized gain on effective cash flow hedge interest rate swap derivatives	2,351	3	5,255
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	273	—
Reclassification adjustment from other comprehensive income (loss) related to derivatives designated as cash flow hedge	(1,406)	754	1,815
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	2,182	1,605	1,820
Effect of settlement recognition	—	8	(8)
Prior service cost adjustment due to plan amendments	—	—	(121)
Change in net actuarial loss	(1,994)	(5,218)	(3,132)
Other comprehensive (loss) income, before tax	(17,633)	13,272	(30,477)
Income tax benefit (expense) related to items of other comprehensive income (loss)	3,703	(5,374)	10,667
Other comprehensive (loss) income, net of tax	(13,930)	7,898	(19,810)
Comprehensive income	$60,208	$62,210	$29,539
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (in thousands, except share amounts)

		Common Stock		Paid In Capital		Retained Earnings		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015		$34,832		$424,078		$41,527		$(37,692)		$(18,683)	$444,062
Net Income		—		—		49,349		—		—	49,349
Other comprehensive loss		—		—		—		—		(19,810)	(19,810)
Issuance of common stock for dividend reinvestment plan (44,575 shares)		56		1,355		—		—		—	1,411
Net issuance of common stock (2,185,000 shares)		2,731		73,261		—		—		—	75,992
Purchase of common stock (443,426 shares)		—		—		—		(10,199)		—	(10,199)
Stock compensation expense		—		1,541		—		—		—	1,541
Tax benefit related to stock awards		—		332		—		—		—	332
Net issuance of common stock under employee stock plans (108,225 shares)		136		1,473		(50)		—		—	1,559
Cash dividends paid on common stock ($1.01 per share)		—		—		(25,963)		—		—	(25,963)
Stock dividend declared (1,252,353 shares)		1,565		33,200		(34,765)		—		—	—
Balance at December 31, 2016		39,320		535,240		30,098		(47,891)		(38,493)	518,274
Net Income		—		—		54,312		—		—	54,312
Other comprehensive income		—		—		—		—		7,898	7,898
Issuance of common stock for dividend reinvestment plan (43,650 shares)		54		1,429		—		—		—	1,483
Net issuance of common stock in connection with the acquisition of Diboll State Bancshares, Inc. (5,534,925 shares)		6,919		193,168		—		—		—	200,087
Stock compensation expense		—		1,815		—		—		—	1,815
Net issuance of common stock under employee stock plans (159,356 shares)		61		1,726		(103)		786		—	2,470
Cash dividends paid on common stock ($1.11 per share)		—		—		(32,199)		—		—	(32,199)
Stock dividend declared (719,515 shares)		899		24,061		(24,960)		—		—	—
Reclassification of certain deferred tax effects		—		—		5,703		—		(5,703)	—
Balance at December 31, 2017		47,253		757,439		32,851		(47,105)		(36,298)	754,140
Net Income		—		—		74,138		—		—	74,138
Other comprehensive loss		—		—		—		—		(13,930)	(13,930)
Issuance of common stock for dividend reinvestment plan (42,872 shares)		54		1,424		—		—		—	1,478
Purchase of common stock (1,459,148 shares)		—		—		—		(47,193)		—	(47,193)
Stock compensation expense		—		2,317		—		—		—	2,317
Net issuance of common stock under employee stock plans (140,692 shares)		—		1,290		(128)		1,243		—	2,405
Cash dividends paid on common stock ($1.20 per share)		—		—		(41,979)		—		—	(41,979)
Cumulative effect of ASU 2016-01	—	—	—	—	—	(85)	—	—	—	—	(85)
Balance at December 31, 2018		$47,307		$762,470		$64,797		$(93,055)		$(50,228)	$731,291
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$74,138	$54,312	$49,349
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	14,045	10,208	9,084
Securities premium amortization (discount accretion), net	13,675	17,639	19,126
Loan (discount accretion) premium amortization, net	(2,333)	(1,142)	(2,520)
Provision for loan losses	8,437	4,675	9,780
Stock compensation expense	2,317	1,815	1,541
Deferred tax expense	6,154	3,514	1,768
Net tax benefit related to stock awards	—	—	(332)
Net loss (gain) on sale of securities available for sale	1,839	(625)	(2,836)
Net loss on premises and equipment	768	152	376
Gross proceeds from sales of loans held for sale	24,092	58,747	82,062
Gross originations of loans held for sale	(22,692)	(53,107)	(85,892)
Net loss on other real estate owned	433	7	219
Net gain on sale of customer receivables	(124)	—	(194)
Net change in:
Interest receivable	1,204	(63)	(2,483)
Other assets	(2,166)	(3,909)	1,823
Interest payable	1,257	570	2,334
Other liabilities	1,358	(1,063)	3,520
Net cash provided by operating activities	122,402	91,730	86,725

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(306,867)	(619,398)	(1,001,742)
Sales	428,518	685,152	573,051
Maturities, calls and principal repayments	137,883	113,183	207,500
Securities held to maturity:
Purchases	—	(6,260)	(44,656)
Maturities, calls and principal repayments	3,064	28,974	31,251
Proceeds from redemption of FHLB stock and other investments	24,360	6,945	3,644
Purchases of FHLB stock and other investments	(1,518)	(1,233)	(13,667)
Net loan originations	(24,491)	(117,750)	(139,607)
Proceeds from sales of customer receivables	4,300	—	3,325
Net cash and cash equivalents acquired in acquisition	—	115,598	—
Net cash paid in acquisition	—	(23,941)	—
Purchases of premises and equipment	(13,444)	(9,633)	(6,549)
Proceeds from bank owned life insurance	5,956	—	—
Proceeds from sales of premises and equipment	1,943	12	128
Proceeds from sales of other real estate owned	1,717	659	2,024
Proceeds from sales of repossessed assets	483	429	894
Net cash provided by (used in) investing activities	261,904	172,737	(384,404)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
FINANCING ACTIVITIES:
Net change in deposits	$(106,014)	$82,960	$78,426
Net increase in federal funds purchased and repurchase agreements	27,312	2,401	4,668
Proceeds from FHLB borrowings	4,201,500	2,786,476	8,158,985
Repayment of FHLB borrowings	(4,499,788)	(3,078,743)	(7,996,913)
Net proceeds from issuance of subordinated long-term debt	—	—	98,060
Tax benefit related to stock awards	—	—	332
Proceeds from stock option exercises	2,653	2,692	1,663
Cash paid to tax authority related to tax withholding on share-based awards	(248)	(222)	(104)
Purchase of common stock	(47,193)	—	(10,199)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,478	1,483	1,411
Proceeds from the issuance of common stock	—	—	75,992
Cash dividends paid	(41,979)	(32,199)	(25,963)
Payments for other financing activities	—	(277)	—
Net cash (used in) provided by financing activities	(462,279)	(235,429)	386,358

Net (decrease) increase in cash and cash equivalents	(77,973)	29,038	88,679
Cash and cash equivalents at beginning of period	198,692	169,654	80,975
Cash and cash equivalents at end of period	$120,719	$198,692	$169,654

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$55,844	$42,934	$27,014
Income taxes paid	$2,000	$11,300	$5,700

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$2,128	$574	$5,777
Loans transferred from portfolio to held for sale	$3,984	$—	$—
Transfer of held to maturity securities to available for sale securities	$743,421	$—	$—
Transfer of available for sale securities to held to maturity securities	$—	$—	$157,083
Adjustment to pension liability	$188	$3,605	$1,441
Stock dividend (2.5% for 2017, 5% for 2016)	$—	$24,960	$34,765
Unsettled trades to purchase securities	$(6,378)	$—	$(160)
Unsettled issuances of brokered certificates of deposit	$15,236	$—	$—
Common stock issued in acquisition	$—	$200,364	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 59 branches, 15 of which are located in grocery stores. We consider our primary market areas to be East Texas, Southeast Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services, brokerage services and safe deposit services.
Basis of Presentation and Consolidation. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Southside Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary, Southside Bank (“Southside Bank” or “the Bank”) and the nonbank subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.
“Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014. On November 30, 2017, we acquired Diboll State Bancshares, Inc., a Texas corporation (“Diboll”) and the holding company for First Bank & Trust East Texas, a Texas banking association based in Diboll, Texas. See “Note 2 - Acquisition”.
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
We adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20, on January 1, 2018, the effective date of the guidance, using the modified retrospective approach. As the majority of the Company’s revenues are not subject to the new guidance, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows. As a result of the guidance, we adjusted the presentation of revenue received from our brokerage services, merchant services, as well as our interchange income associated with debit card services, which were all deemed to be services offered in an agent capacity. These lines of revenue will now be presented on a net basis with the fee income disclosed net of the related costs in the noninterest income section of the consolidated statements of income. In connection with the adoption, for the year ended December 31, 2018, we netted $4.0 million of debit card expense against deposit services income and $641,000 of brokerage services expense against brokerage services income, respectively. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and are not comparative. Refer to our revenue recognition discussion below for more information related to our revenue recognition policies.
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

Adoption of this guidance resulted in a cumulative-effect adjustment to retained earnings of $85,000, net of tax, on January 1, 2018 and an equity security with a carrying value of $5.9 million that was previously recognized in securities AFS, at estimated fair value on our consolidated balance sheet to instead be recognized in equity investments, with subsequent changes in fair value being recognized in income. Also in conjunction with the adoption, our fair value measurement of financial instruments will be based upon an exit price notion as required in ASC 820.  The guidance was applied on a prospective approach resulting in prior periods no longer being comparable.
We adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on January 1, 2018. ASU 2017-07 requires employers to present the service cost component of net periodic postretirement benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. We elected to use the practical expedient that permits us to use the amounts in our pension plan disclosures in our employee benefit footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, which resulted in an increase of $304,000 and a decrease of $2.4 million in salaries and employee benefits expense and a decrease of $304,000 and an increase of $2.4 million in other noninterest expense for the years ended December 31, 2017 and 2016, respectively.
We early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” on January 1, 2018. ASU 2017-12 (i) expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decreases the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhances transparency, comparability and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item and (iv) reduces the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance also permits a transition election to reclassify held to maturity (“HTM”) securities to AFS securities if a portion of those securities would qualify to be hedged under the new “last-of-layer” approach. The guidance requires companies to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The guidance did not have an impact on our derivatives that qualified as hedges on the date of adoption and thus no adjustment was made to retained earnings. In conjunction with the adoption of ASU 2017-12, we made the transition election to reclassify approximately $743.4 million in book value of securities from HTM to AFS that qualified for the last-of-layer approach described in ASU 2017-12.
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
Stock Dividend. There were no stock dividends declared or paid during 2018. On May 4, 2017, our board of directors declared a 2.5% stock dividend to common stock shareholders of record as of May 30, 2017, which was paid on June 27, 2017. On May 5, 2016, our board of directors declared a 5.0% stock dividend to common stock shareholders of record as of May 31, 2016, which was paid on June 28, 2016. All share data for all periods presented has been adjusted to give retroactive recognition to these stock dividends unless otherwise indicated.
Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  These estimates are subjective in nature and involve matters of judgment.  Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used in the defined benefit plan and the fair values of financial instruments.  The status of contingencies are particularly subject to change and significant assumptions used in periodic evaluation of securities for other-than-temporary impairment. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Cash on hand or on deposit with the Federal Reserve Bank of $34.1 million and $32.2 million was required to meet regulatory reserves and clearing requirements at December 31, 2018 and 2017, respectively.
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
Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of AFS securities, changes in the net unrealized loss on securities transferred to/from HTM, changes in the accumulated gain or loss on effective cash flow hedging instruments and changes in the funded status of defined benefit retirement plans.  Comprehensive income is reported in the accompanying consolidated statements of comprehensive income and in “Note 4 - Accumulated Other Comprehensive Loss.”
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
Securities.  Available for Sale (“AFS”).  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield on alternative investments are classified as AFS.  These assets are carried at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (“AOCI”), net of tax.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. Securities that are hedged with qualifying derivatives are carried at fair value with the change in fair value on both the hedged instrument and the securities recorded in interest income in the consolidated statements of income.
Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
Prior to January 1, 2019, premiums were amortized and discounts were accreted to maturity, or in the case of mortgage-backed securities (“MBS”), over the estimated life of the security, using the level yield interest method.  Effective January 1, 2019, premium callable securities will be amortized to the earliest call date and securities purchased at a discount will be accreted to maturity.
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
Equity Investments. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair values are stated at fair value with the unrealized gains and losses reported in other noninterest income in the consolidated statements of income. For periods prior to January 1, 2018, certain equity investments were classified as AFS and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity investments without readily determinable fair values are recorded at cost less impairment, if any.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. As of October 1, 2018 and 2017, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2018 and 2017, and we had no cumulative goodwill impairment.
At December 31, 2018, core deposit intangible and trust relationship intangible was $13.1 million and $4.5 million, respectively. For the years ended December 31, 2018 and 2017, amortization expense related to our core deposit intangible and trust relationship intangible was $5.1 million and $1.8 million, respectively. For the year ended December 31, 2016, amortization expense related to our core deposit intangible was $1.8 million.
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

Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2018 or 2017.
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
The plan obligations, related assets and net periodic benefit costs of our defined benefit pension plan are presented in “Note 11 – Employee Benefits.”
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
Wealth Management and Trust Assets.  Our wealth management and trust assets, other than cash on deposit at Southside Bank, are not included in the accompanying financial statements, because they are not our assets.
Accounting Pronouncements:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires most leases to be recognized on the balance sheet and requires enhanced disclosures. Consistent with legacy GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike legacy GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both finance (formerly known as “capital”) and operating leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance originally required companies to apply the requirements in the year of adoption using a modified retrospective approach beginning in the earliest period presented; however, in July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides lessees the option to apply the new leasing standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 on January 1, 2019, the effective date of the guidance, using the cumulative-effect adjustment option and did not revise comparative period information or disclosure. We also elected certain optional practical expedients including the hindsight practical expedient under which we considered the actual outcomes of lease renewals and terminations when measuring the lease term. Our operating leases relate primarily to bank branches and office space. In conjunction with the adoption, on January 1, 2019, we recognized lease liabilities of $10.1 million and related lease assets of $9.8 million on our balance sheet. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The adoption of the new standard will result in additional quantitative and qualitative disclosures.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through a cumulative-effect adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements. We plan to adopt on January 1, 2020, the effective date. We have developed a project plan and have assigned a project team to complete the analysis needed to implement the guidance. We are also currently working with a third party vendor solution to assist with the application of ASU 2016-13. The team is currently completing the data collection and anticipates running parallel models during 2019.
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

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date. If the debt security is not called at the earliest call date, the holder of the debt security would be required to reset the effective yield on the debt security based on the payment terms required by the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted the new standard on January 1, 2019, the effective date of the guidance, and recognized a cumulative-effect adjustment to reduce retained earnings by $16.5 million, before tax.

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
Pursuant to the merger agreement, on November 30, 2017, we issued 5.5 million shares of our common stock and paid $23.9 million in cash for all outstanding shares of Diboll State Bancshares Inc. common stock. In accordance with the merger agreement, each outstanding share of common stock of Diboll State Bancshares, Inc. was converted into (a) 6.5021 shares of common stock of the Company and (b) $28.12 in cash (the “Per Share Merger Consideration”). Pursuant to the Diboll State Bancshares, Inc. Incentive Stock Option 2014 Plan and predecessor plans, and the individual award agreements granted thereunder, all outstanding equity awards terminated as of the effective time of the acquisition and became null and void. Holders of stock options granted under such plans were provided an opportunity to exercise such stock options or take advantage of the cashless exercise feature of such equity awards prior to the effective time of the acquisition. The cash consideration is net of the aggregate after-tax amount paid by Diboll to holders of options to purchase Diboll common stock who utilized the cashless exercise feature immediately prior to the acquisition as outlined in the merger agreement. Based on our closing stock price on November 30, 2017 of $36.20, the total merger consideration for the Diboll merger was $224.3 million.
The components of the consideration paid are shown in the following table (in thousands):

Fair value of consideration transferred:
Common stock issued	$200,364
Cash	23,941
Total consideration transferred	$224,305
The Diboll acquisition was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their respective acquisition date fair values. The purchase price allocation as reported at December 31, 2017 was preliminary and was subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. The fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.03 billion, including total loans of $621.3 million and total investment securities of $234.4 million.  Total fair value of the liabilities assumed totaled $910.7 million, including deposits of $899.3 million.
Goodwill represents consideration transferred in excess of the fair value of the net assets acquired.  In 2017, the Company recognized initial goodwill of $109.7 million. As of December 31, 2018, total goodwill related to the Diboll acquisition was $109.6 million, after recording, within the measurement period, an immaterial adjustment to goodwill based on the filing of the short-period Federal Income Tax return for Diboll and its subsidiaries. The measurement period for the Diboll acquisition ended during the fourth quarter of 2018. The goodwill resulting from the acquisition represents the value expected from the expansion of our markets into the Southeast Texas region and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill is not expected to be deductible for tax purposes.

The following table reflects the changes in the carrying amount of our goodwill for the year ended December 31, 2018 (in thousands):

Goodwill
Balance as of December 31, 2017	$201,246
Less: measurement period adjustments	(130)
Balance as of December 31, 2018	$201,116

The estimated fair values of the assets acquired and liabilities assumed as of the closing date of the transaction adjusted for the subsequent measurement period adjustments are shown in the following table (in thousands):

	As Originally Reported (1)	Measurement Period Adjustments	Adjusted Balances
Cash, cash equivalents and amounts due from banks	$115,598	$—	$115,598
Other investments	610	—	610
Securities available for sale	234,447	—	234,447
Loans	621,318	—	621,318
Property and equipment	26,256	—	26,256
Other assets	7,052	—	7,052
Core deposit intangible	14,700	—	14,700
Trust relationship intangible	5,400	—	5,400
Goodwill	109,726	(130)	109,596
Deposits	(899,307)	—	(899,307)
Deferred tax liability, net	(7,802)	84	(7,718)
Other liabilities	(3,693)	46	(3,647)
	$224,305	$—	$224,305

(1)	The estimated fair value as of the acquisition date, November 30, 2017, as previously reported in our Form 10-K for the year ended December 31, 2017.
The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired “PCI”), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Diboll’s historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which we considered to be Level 3 fair value measurements. Deposit liabilities assumed in the acquisition of Diboll were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using Level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in “Note 13 - Fair Value Measurement”. The remaining acquisition date fair values represent either Level 2 fair value measurements (other investments) or Level 3 fair value measurements (property and equipment, core deposit intangible and trust intangible).
We recognized a core deposit intangible of $14.7 million and a trust relationship intangible of $5.4 million which will be amortized using an accelerated method over a 9- and 13-year weighted average amortization period, respectively, consistent with expected future cash flows.

For the year ended December 31, 2017, the Company incurred a total of pre-tax acquisition related expenses associated with the Diboll acquisition of approximately $4.4 million which consisted primarily of $2.4 million of legal and consulting fees and $1.9 million of software expenses due to canceling of contracts. These expenses were recognized in the consolidated statements of income in acquisition expense.
We incurred costs of $277,000 directly related to the issuance of the shares related to the acquisition which were offset against additional paid-in-capital in the consolidated statements of changes in equity. We also recorded non-solicitation agreements for $240,000 that will be amortized using the straight-line method over three years in connection with the acquisition.
Loans acquired with Diboll were measured at fair value at the acquisition date with no carryover of any allowance for loan losses. Loans were segregated into those loans considered to be performing and those considered PCI. PCI loans are loans acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that all contractually required cash flows would not be collected.
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

3. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Basic and Diluted Earnings:
Net Income	$74,138	$54,312	$49,349
Basic weighted-average shares outstanding	34,951	29,841	27,118
Add: Stock awards	165	206	129
Diluted weighted-average shares outstanding	35,116	30,047	27,247
Basic Earnings Per Share:
Net Income	$2.12	$1.82	$1.82
Diluted Earnings Per Share:
Net Income	$2.11	$1.81	$1.81
For the year ended December 31, 2018, there were approximately 356,000 antidilutive options. For the years ended December 31, 2017 and 2016 there were approximately 154,000 and 359,000 antidilutive options, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(21,956)	2,351	—	(1,994)	(21,599)
Reclassified from accumulated other comprehensive income (1)	3,190	(1,406)	(7)	2,189	3,966
Income tax benefit (expense)	3,941	(198)	1	(41)	3,703
Net current-period other comprehensive (loss) income, net of tax	(14,825)	747	(6)	154	(13,930)
Ending balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)

	Year Ended December 31, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	15,217	276	8	(5,218)	10,283
Reclassified from accumulated other comprehensive income	630	754	(8)	1,613	2,989
Income tax (expense) benefit	(5,546)	(360)	—	532	(5,374)
Net current-period other comprehensive income (loss), net of tax	10,301	670	—	(3,073)	7,898
Reclassification of certain deferred tax effects (2)	(2,888)	1,134	—	(3,949)	(5,703)
Ending balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)

(1)
As discussed in “Note 1 – Summary of Significant Accounting and Reporting Policies,” the Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

(2)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

	Year Ended December 31, 2016
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(239)	$—	$(44)	$(18,400)	$(18,683)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(33,699)	5,255	(129)	(3,132)	(31,705)
Reclassified from accumulated other comprehensive income	(2,407)	1,815	(8)	1,828	1,228
Income tax benefit (expense)	12,637	(2,475)	48	457	10,667
Net current-period other comprehensive (loss) income, net of tax	(23,469)	4,595	(89)	(847)	(19,810)
Ending balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrealized losses on securities transferred:
Amortization of unrealized losses (1)	$(1,244)	$(1,255)	$(429)
Tax benefit	261	439	150
Net of tax	$(983)	$(816)	$(279)

Unrealized gains and losses on available for sale securities:
Realized net (loss) gain on sale of securities (2)	$(1,839)	$625	$2,836
Tax benefit (expense)	386	(219)	(993)
Net of tax	$(1,453)	$406	$1,843

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$1,319	$(828)	$(1,815)
Tax (expense) benefit	(277)	290	635
Net of tax	$1,042	$(538)	$(1,180)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$87	$74	$—
Tax expense	(18)	(26)	—
Net of tax	$69	$48	$—

Amortization of pension plan:
Net actuarial loss (4)	$(2,189)	$(1,613)	$(1,828)
Prior service credit (4)	7	8	8
Total before tax	(2,182)	(1,605)	(1,820)
Tax benefit	459	562	637
Net of tax	$(1,723)	$(1,043)	$(1,183)
Total reclassifications for the period, net of tax	$(3,048)	$(1,943)	$(799)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net (loss) gain on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 11 - Employee Benefits.”

5. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses, and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of December 31, 2018 and 2017 are reflected in the tables below (in thousands):

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
State and Political Subdivisions	$728,142	$6,115	$17,656	$716,601
Other Stocks and Bonds	3,000	—	291	2,709
Mortgage-backed Securities: (1)
Residential	738,585	3,498	9,111	732,972
Commercial	543,758	941	7,545	537,154
Total	$2,013,485	$10,554	$34,603	$1,989,436

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$3,083	$5	$42	$3,046
Mortgage-backed Securities: (1)
Residential	59,655	154	1,140	58,669
Commercial	100,193	201	2,328	98,066
Total	$162,931	$360	$3,510	$159,781

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$—	$108,869
State and Political Subdivisions	392,760	3,895	3,991	392,664
Other Stocks and Bonds	5,024	31	—	5,055
Other Equity Securities (2)	6,027	—	107	5,920
Mortgage-backed Securities: (1)
Residential	720,930	4,476	7,377	718,029
Commercial	308,357	761	900	308,218
Total	$1,541,967	$9,163	$12,375	$1,538,755

HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$413,632	$10,879	$2,583	$421,928
Mortgage-backed Securities: (1)
Residential	129,044	1,631	239	130,436
Commercial	366,830	3,812	1,206	369,436
Total	$909,506	$16,322	$4,028	$921,800

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	See “Note 1 - Summary of Significant Accounting and Reporting Policies” for further information.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $15.3 million ($12.1 million, net of tax) at December 31, 2018 and $17.4 million ($13.8 million, net of tax) at December 31, 2017. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the years ended December 31, 2018 or 2017.
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

The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$98,112	$899	$399,205	$16,757	$497,317	$17,656
Other Stocks and Bonds	2,709	291	—	—	2,709	291
Mortgage-backed Securities:
Residential	5,552	27	488,334	9,084	493,886	9,111
Commercial	9,529	30	457,704	7,515	467,233	7,545
Total	$115,902	$1,247	$1,345,243	$33,356	$1,461,145	$34,603
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$235	$1	$2,022	$41	$2,257	$42
Mortgage-backed Securities:
Residential	4,826	60	51,046	1,080	55,872	1,140
Commercial	399	2	89,168	2,326	89,567	2,328
Total	$5,460	$63	$142,236	$3,447	$147,696	$3,510

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment Securities:
State and Political Subdivisions	$32,341	$121	$172,006	$3,870	$204,347	$3,991
Other Equity Securities (1)	5,920	107	—	—	5,920	107
Mortgage-backed Securities:
Residential	429,742	3,232	102,973	4,145	532,715	7,377
Commercial	146,796	419	13,134	481	159,930	900
Total	$614,799	$3,879	$288,113	$8,496	$902,912	$12,375
HELD TO MATURITY
Investment Securities:
State and Political Subdivisions	$85,608	$807	$56,736	$1,776	$142,344	$2,583
Mortgage-backed Securities:
Residential	24,707	157	2,736	82	27,443	239
Commercial	136,491	782	13,552	424	150,043	1,206
Total	$246,806	$1,746	$73,024	$2,282	$319,830	$4,028

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at December 31, 2018.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. Agency MBS where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities, and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at December 31, 2018.
The following tables reflect interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.S. Treasury	$218	$519	$739
U.S. Government Agency Debentures	89	178	—
State and Political Subdivisions	24,960	24,530	22,654
Other Stocks and Bonds	110	125	195
Other Equity Securities (1)	—	116	123
Mortgage-backed Securities	41,584	41,361	37,450
Total interest income on securities	$66,961	$66,829	$61,161

(1)	See “Note 1 - Summary of Significant Accounting and Reporting Policies” for further information.

Of the $1.8 million in net securities loss from the AFS portfolio for the year ended December 31, 2018, there were $3.8 million in realized loss position and $2.0 million in a realized gain position.  Of the $625,000 in net securities gains from the AFS portfolio for the year ended December 31, 2017, there were $5.0 million in realized gain position and $4.4 million in realized loss position. Of the $2.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2016, there were $6.3 million in a realized gain position and $3.4 million in a realized loss position. There were no sales from the HTM portfolio during the years ended December 31, 2018, 2017 or 2016.  We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2018, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2018
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment Securities:
Due in one year or less	$3,559	$3,602
Due after one year through five years	39,169	40,055
Due after five years through ten years	176,316	175,181
Due after ten years	512,098	500,472
	731,142	719,310
Mortgage-backed Securities	1,282,343	1,270,126
Total	$2,013,485	$1,989,436

	December 31, 2018
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment Securities:
Due in one year or less	$116	$115
Due after one year through five years	1,696	1,674
Due after five years through ten years	1,271	1,257
Due after ten years	—	—
	3,083	3,046
Mortgage-backed Securities:	159,848	156,735
Total	$162,931	$159,781

Investment securities and MBS with carrying values of $1.08 billion and $1.24 billion were pledged as of December 31, 2018 and 2017, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) borrowings, repurchase agreements and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheet include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At December 31, 2018, we had equity investments recorded in our consolidated balance sheet of $12.1 million. At December 31, 2017, we had $5.8 million in equity investments without readily determinable fair values recorded at cost.

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

At December 31, 2017, we had $5.9 million in equity investments included in AFS securities and recorded at fair value, with net unrealized losses of $85,000, net of tax, recognized in AOCI. On January 1, 2018, these unrealized losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the year ended December 31, 2018 (in thousands):

Year Ended
December 31, 2018
Net losses recognized during the period on equity investments	$(117)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—
Unrealized losses recognized during the reporting period on equity investments still held at the reporting date	$(117)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at December 31, 2018.

Federal Home Loan Bank Stock

Our FHLB stock, which has limited marketability, is carried at cost.

6. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2018	December 31, 2017
Real Estate Loans:
Construction	$507,732	$475,867
1-4 Family Residential	794,499	805,341
Commercial	1,194,118	1,265,159
Commercial Loans	356,649	266,422
Municipal Loans	353,370	345,798
Loans to Individuals	106,431	135,769
Total Loans	3,312,799	3,294,356
Less: Allowance for Loan Losses (1)	27,019	20,781
Net Loans	$3,285,780	$3,273,575

(1)
Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017, with no carryover of allowance for loan loss. The allowance for loan loss recorded on PCI loans totaled $302,000 as of December 31, 2018. There was no allowance for loan loss recorded on PCI loans as of December 31, 2017.

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2018 and 2017, these loans totaled $4.0 million and $5.5 million, respectively.  These loans represented 0.6% and 0.7% of shareholders’ equity as of December 31, 2018 and 2017, respectively.
Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property. Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
1-4 Family Residential Real Estate Loans
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2018 consisted of $1.13 billion of owner and non-owner occupied real estate, $49.2 million of loans secured by multi-family properties and $15.8 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Municipal Loans
We have a specific lending department that makes loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.
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
At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of review we determine it is probable that we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowance.  The internal loan review department maintains a list (“Watch List”) of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loans.
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

•
Pass Watch (Rating 5) – These loans require some degree of special treatment but not due to credit quality.  This category does not include loans specially mentioned or adversely classified; however, particular attention is warranted to characteristics such as:

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
The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off and recovery procedures;

•	Changes in local, regional and national economic and business conditions, including entry into new markets;

•	Changes in the volume or type of credit extended;

•	Changes in the experience, ability and depth of lending management;

•	Changes in the volume and severity of past due, nonaccrual, restructured or classified loans;

•	Changes in charge-off trends;

•	Changes in loan review or Board oversight;

•	Changes in the level of concentrations of credit; and

•	Changes in external factors, such as competition and legal and regulatory requirements.
These factors are also considered for the non-PCI purchased loan portfolio specifically in regards to changes in credit quality, past due, nonaccrual and charge-off trends.

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	(72)	1,134	3,894	2,392	(335)	1,424	8,437
Loans charged off	(14)	(91)	(783)	(756)	—	(2,602)	(4,246)
Recoveries of loans charged off	7	356	36	244	—	1,404	2,047
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

	Year Ended December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (2)	(437)	65	3,604	242	110	1,091	4,675
Loans charged off	(35)	(304)	—	(723)	—	(2,391)	(3,453)
Recoveries of loans charged off	1	19	13	312	—	1,303	1,648
Balance at end of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

	Year Ended December 31, 2016
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans (3)	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,350	$2,595	$4,577	$6,596	$725	$893	$19,736
Provision (reversal) for loan losses (2)	(472)	(28)	2,604	6,397	(224)	1,503	9,780
Loans charged off (3)	—	(43)	—	(11,396)	—	(2,948)	(14,387)
Recoveries of loans charged off	269	141	23	666	249	1,434	2,782
Balance at end of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911

(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss.
(2) Of the $8.4 million in provision for loan losses for the year ended December 31, 2018, $302,000 related to provision expense on PCI loans. Of the $4.7 million and $9.8 million recorded in provision for loan losses for the year ended December 31, 2017 and 2016, respectively, none related to provision expense on PCI loans.

(3)	Of the $11.4 million in commercial charge-offs recorded for the year ended December 31, 2016, $10.9 million relates to the charge-off of two large commercial borrowing relationships.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$40	$5,337	$368	$1	$149	$5,908
Ending balance – collectively evaluated for impairment	3,584	3,804	8,631	3,606	524	962	21,111
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

	December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$12	$14	$14	$252	$10	$51	$353
Ending balance – collectively evaluated for impairment	3,664	2,431	10,807	1,842	850	834	20,428
Balance at end of period	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

(1)	The allowance for loan loss on PCI loans totaled $302,000 as of December 31, 2018. There was no allowance for loan losses associated with PCI loans as of December 31, 2017.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$12	$1,215	$33,013	$1,394	$429	$184	$36,247
Loans collectively evaluated for impairment	507,564	782,614	1,128,220	353,036	352,941	105,775	3,230,150
Purchased credit impaired loans (1)	156	10,670	32,885	2,219	—	472	46,402
Total ending loan balance	$507,732	$794,499	$1,194,118	$356,649	$353,370	$106,431	$3,312,799

	December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$86	$1,581	$895	$1,429	$502	$205	$4,698
Loans collectively evaluated for impairment	475,505	797,111	1,232,327	259,745	345,296	134,441	3,244,425
Purchased credit impaired loans	276	6,649	31,937	5,248	—	1,123	45,233
Total ending loan balance	$475,867	$805,341	$1,265,159	$266,422	$345,798	$135,769	$3,294,356

(1) At December 31, 2018, PCI totals include approximately $14.0 million in new funds to a borrower that has since been upgraded to a Pass credit.

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	December 31, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real Estate Loans:
Construction	$507,529	$163	$—	$28	$12	$507,732
1-4 Family Residential	787,516	37	100	5,489	1,357	794,499
Commercial	1,067,874	11,479	26,490	87,767	508	1,194,118
Commercial Loans	349,495	520	3,189	2,988	457	356,649
Municipal Loans	353,370	—	—	—	—	353,370
Loans to Individuals	105,536	4	4	678	209	106,431
Total	$3,171,320	$12,203	$29,783	$96,950	$2,543	$3,312,799

	December 31, 2017
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful(1)	Total
Real Estate Loans:
Construction	$471,446	$3,329	$77	$982	$33	$475,867
1-4 Family Residential	796,639	559	857	6,610	676	805,341
Commercial	1,136,576	26,275	25,301	76,625	382	1,265,159
Commercial Loans	247,430	9,625	3,956	5,203	208	266,422
Municipal Loans	344,366	—	930	502	—	345,798
Loans to Individuals	134,694	20	102	707	246	135,769
Total	$3,131,151	$39,808	$31,223	$90,629	$1,545	$3,294,356

(1)
Includes PCI loans comprised of $22,000 pass watch, $859,000 special mention, $3.9 million substandard and $1.2 million doubtful as of December 31, 2018. Includes PCI loans comprised of $362,000 pass watch, $6.0 million special mention, $10.5 million substandard and $925,000 doubtful as of December 31, 2017.

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
PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, we do not classify these loans as past due or nonperforming when the timing and amount of expected cash flows can be reasonably estimated, as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. However, subsequent to acquisition, we reassess PCI loans for additional impairment and record additional impairment in the event we conclude it is probable that we will be unable to collect all cash flows originally expected to be collected at acquisition plus any additional cash flows expected to be collected due to changes in estimates after acquisition. All such PCI loans for which we recognize subsequent impairment are reported as impaired loans in the financial statements.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	December 31, 2018	December 31, 2017
Nonaccrual loans (1) (2)	$35,770	$2,937
Accruing loans past due more than 90 days (1)	—	1
Restructured loans (3)	5,930	5,767
Other real estate owned	1,206	1,613
Repossessed assets	—	154
Total Nonperforming Assets	$42,906	$10,472

(1)
Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated. The increase in nonaccrual loans was primarily due to the addition of four commercial real estate loans to nonaccrual status during the year, one of which was added during the fourth quarter.

(2)	Includes $10.9 million and $1.3 million of restructured loans as of December 31, 2018 and 2017, respectively.

(3)	Includes $3.1 million and $2.9 million in PCI loans restructured as of December 31, 2018 and 2017, respectively.
Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $147,000 and $154,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2018 and December 31, 2017, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	December 31, 2018	December 31, 2017
Real Estate Loans:
Construction	$12	$86
1-4 Family Residential	2,202	1,098
Commercial	32,599	595
Commercial Loans	639	903
Loans to Individuals	318	255
Total	$35,770	$2,937
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

The following tables set forth impaired loans by class of loans, including the unpaid contractual principal balance, the recorded investment and the allowance for loan losses for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance for the years ended December 31, 2018 or 2017.

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$182	$148	$13
1-4 Family Residential	6,507	5,923	40
Commercial	36,457	34,744	5,337
Commercial Loans	2,874	2,366	368
Municipal Loans	429	429	1
Loans to Individuals	825	657	149
Total (1)	$47,274	$44,267	$5,908

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real Estate Loans:
Construction	$91	$86	$12
1-4 Family Residential	4,141	3,952	14
Commercial	1,353	1,199	14
Commercial Loans	1,665	1,605	252
Municipal Loans	502	502	10
Loans to Individuals	237	205	51
Total (1)	$7,989	$7,549	$353

(1)	Includes $8.0 million and $2.9 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of December 31, 2018 and December 31, 2017, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$627	$307	$—	$934	$506,798	$507,732
1-4 Family Residential	7,441	1,258	1,335	10,034	784,465	794,499
Commercial	10,663	7,655	—	18,318	1,175,800	1,194,118
Commercial Loans	1,946	705	591	3,242	353,407	356,649
Municipal Loans	—	—	—	—	353,370	353,370
Loans to Individuals	1,289	351	146	1,786	104,645	106,431
Total	$21,966	$10,276	$2,072	$34,314	$3,278,485	$3,312,799

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real Estate Loans:
Construction	$1,302	$1,530	$68	$2,900	$472,967	$475,867
1-4 Family Residential	8,508	1,574	862	10,944	794,397	805,341
Commercial	1,357	24	5	1,386	1,263,773	1,265,159
Commercial Loans	662	400	333	1,395	265,027	266,422
Municipal Loans	422	—	—	422	345,376	345,798
Loans to Individuals	1,526	373	93	1,992	133,777	135,769
Total	$13,777	$3,901	$1,361	$19,039	$3,275,317	$3,294,356

(1)	Includes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real Estate Loans:
Construction	$149	$7	$251	$—	$510	$22
1-4 Family Residential	4,193	208	4,264	197	3,247	169
Commercial	26,186	65	1,338	30	4,490	63
Commercial Loans	2,131	102	2,862	59	13,481	48
Municipal Loans	474	26	545	30	612	33
Loans to Individuals	250	9	244	9	257	9
Total	$33,383	$417	$9,504	$325	$22,597	$344

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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession during the periods presented (dollars in thousands):

	December 31, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Contracts
Real Estate Loans:
1-4 Family Residential	$—	$79	$—	$79	1
Commercial	10,398	—	274	10,672	3
Commercial Loans	211	—	215	426	13
Loans to Individuals	8	33	51	92	5
Total	$10,617	$112	$540	$11,269	22

	December 31, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Contracts

Commercial Loans	$778	$—	$241	$1,019	4
Loans to Individuals	23	—	52	75	6
Total	$801	$—	$293	$1,094	10

The majority of loans restructured as TDRs during the year ended December 31, 2018 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the year ended December 31, 2018 and 2017 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the years ended December 31, 2018 and 2017, there were $216,000 and $138,000, respectively, of TDRs in default. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At December 31, 2018 and 2017, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans
The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	December 31, 2018	December 31, 2017
Outstanding principal balance (1)	$51,388	$52,426
Carrying amount (1)	$46,402	$45,233
(1) At December 31, 2018, PCI totals include approximately $14.0 million in new funds to a borrower that has since been upgraded to a Pass credit.

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	December 31, 2018	December 31, 2017
Balance at beginning of period	$18,721	$2,480
Additions due to acquisition	—	15,389
Changes in expected cash flows not affecting non-accretable differences	(1,445)	—
Reclassifications (to) from nonaccretable discount	1,211	1,720
Accretion	(3,433)	(868)
Balance at end of period	$15,054	$18,721

7. PREMISES AND EQUIPMENT

	December 31, 2018	December 31, 2017
	(in thousands)
Premises	$166,128	$158,817
Furniture and equipment	41,810	40,565
	207,938	199,382
Less: accumulated depreciation	71,966	65,742
Total	$135,972	$133,640
Assets with accumulated depreciation of $2.2 million and $915,000 were written off for the years ended December 31, 2018 and 2017, respectively.
Depreciation expense was $8.4 million, $8.1 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8. DEPOSITS

	December 31, 2018	December 31, 2017
	(in thousands)
Noninterest bearing demand deposits:
Private accounts	$967,096	$995,685
Public accounts	27,584	41,716
Total noninterest bearing demand deposits	994,680	1,037,401
Interest bearing deposits:
Private accounts:
Savings deposits	360,007	356,857
Money market demand deposits	440,442	443,015
Platinum money market deposits	344,546	308,105
Interest bearing checking	662,911	686,816
NOW demand deposits	23,451	20,142
Certificates and other time deposits of $250,000 or more	84,564	87,195
Certificates and other time deposits under $250,000	680,282	534,220
Total private accounts	2,596,203	2,436,350
Public accounts:
Savings deposits	320	304
Money market demand deposits	15,513	19,560
Platinum money market deposits	329,695	360,006
Interest bearing checking	56,694	55,902
NOW demand deposits	141,200	114,401
Certificates and other time deposits of $250,000 or more	281,204	462,941
Certificates and other time deposits under $250,000	9,521	28,582
Total public accounts	834,147	1,041,696
Total interest bearing deposits	3,430,350	3,478,046
Total deposits	$4,425,030	$4,515,447
For the years ended December 31, 2018, 2017 and 2016, interest expense on time deposits of $250,000 or more was $8.5 million, $5.0 million and $3.2 million, respectively.
At December 31, 2018, the scheduled maturities of certificates and other time deposits, including public accounts, were as follows (in thousands):

2019	$845,661
2020	116,542
2021	42,254
2022	20,003
2023	25,931
2024 and thereafter	5,180
$1,055,571
At December 31, 2018, we had $238.1 million in brokered certificates of deposit (“CDs”) that represented 5.4% of our deposits.  Our brokered CDs had a weighted average cost of 223 basis points with maturities of less than one year. These brokered CDs are reflected in the CDs under $250,000 category.  At December 31, 2017, we had $60.2 million in brokered CDs.  We utilized brokered CDs, because they better matched overall ALCO objectives at the time of issuance. Our current policy allows for a maximum of $300 million in brokered CDs.
At December 31, 2018 and 2017, we had approximately $16.2 million and $31.7 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.6 million and $1.3 million at December 31, 2018 and 2017, respectively.

9. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2018	December 31, 2017
Federal funds purchased and repurchase agreements:
Balance at end of period	$36,810	$9,498
Average amount outstanding during the period (1)	10,880	8,120
Maximum amount outstanding during the period (2)	36,810	9,498
Weighted average interest rate during the period (3)	1.4%	0.2%
Interest rate at end of period (4)	2.1%	0.2%

FHLB borrowings:
Balance at end of period	$719,065	$1,017,361
Average amount outstanding during the period (1)	720,785	1,222,033
Maximum amount outstanding during the period (2)	957,231	1,414,453
Weighted average interest rate during the period (3)	1.8%	1.2%
Interest rate at end of period (4)	2.3%	1.4%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2018 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Federal funds purchased and repurchase agreements	$36,686	$124	$—	$—	$—	$—	$36,810
FHLB borrowings	336,502	365,165	11,483	—	—	5,915	719,065
Total obligations	$373,188	$365,289	$11,483	$—	$—	$5,915	$755,875

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.37% to 4.799% and with remaining maturities of overnight to 9.5 years at December 31, 2018.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
From time to time, the Company may enter into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at December 31, 2018 and $280.0 million December 31, 2017. Two of the variable rate advance agreements have interest rates of three-month LIBOR plus 0.021%, and one has an interest rate of three-month LIBOR minus 0.003%. The remaining variable rate advance agreements have interest rates ranging from one-month LIBOR plus 0.072% to one-month LIBOR plus 0.164%. In connection with obtaining these variable rate advance agreements, the Company also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively converted the variable rate advance agreements to fixed interest rates ranging from 0.932% to 2.833% and original terms ranging from four years to ten years. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 12 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were $28.0 million federal funds purchased at December 31, 2018. There were no federal funds purchased at December 31, 2017.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2018, we had one outstanding letter of credit for $195,000. At December 31, 2018, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans, was approximately $1.17 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $8.8 million and $9.5 million at December 31, 2018 and 2017, respectively, and had maturities of less than two years.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

10. LONG-TERM DEBT

	December 31, 2018	December 31, 2017
	(in thousands)
Subordinated notes: (1)
5.50% Subordinated Notes, net of unamortized debt issuance costs (2)	$98,407	$98,248
Total Subordinated notes	98,407	98,248
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,554	20,549
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,246	60,241
Total Long-term debt	$158,653	$158,489

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.6 million at December 31, 2018 and $1.8 million at December 31, 2017.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $65,000 at December 31, 2018 and $70,000 at December 31, 2017.

As of December 31, 2018, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

11. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 17 of its executive officers, which generally provide for payment of an aggregate amount of $6.9 million over a maximum period of 15 years after retirement or death. Of the 17 executives included in the agreements, payments have commenced to nine former executives and/or their beneficiaries. Three executive officers became eligible to receive payments in 2016 as a result of the acceptance of an early retirement package offered in late December of 2015. Deferred compensation expense was $201,000, $353,000 and $357,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018 and 2017, the deferred compensation plan liability totaled $3.4 million and $3.5 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $6.5 million, $5.6 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Our healthcare plan was amended to provide health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There was one retiree participating in the health insurance plan as of December 31, 2018. There were two retirees participating in the health insurance plan as of December 31, 2017 and 2016.
Employee Stock Ownership Plan
We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $700,000 to the ESOP for the year ended December 31, 2018 and $350,000 for the years ended December 31, 2017 and 2016.  At December 31, 2018 and 2017, the ESOP owned 277,492 and 280,542 shares of common stock, respectively.  The number of shares has been adjusted as a result of stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We originally entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  Prior to an executive’s retirement, his individual amount is increased annually on the anniversary date of the agreement by inflation adjustment factors of either 3% or 5%.  As of December 31, 2018, three of the executives remain actively employed with us. Death benefits under this agreement were paid during 2018 for one retired covered officer and during 2013 for one active covered officer. As of December 31, 2018, the estimated death benefits for the six executives total $4.1 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $172,000 for the year ended December 31, 2016, and a credit to expense of $250,000 and $3,000 for the years ended December 31, 2018 and 2017, respectively.  For the years ended December 31, 2018 and 2017, the split dollar liability totaled $1.4 million and $1.9 million, respectively.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2018, 2017 and 2016, expense attributable to the 401(k) Plan amounted to $1.5 million, $613,000 and $562,000, respectively.

Pension Plans
We have a defined benefit pension plan (the “Plan”) pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions.
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
Plan assets included 240,666 shares of our stock at December 31, 2018 and 2017.  Our stock included in the Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock dividends, if applicable.  During 2018, our funded status improved and at December 31, 2018, we had an unfunded status of $1.1 million compared to an unfunded status of $3.0 million at December 31, 2017. The improvement was a result of an increase in the discount rate at December 31, 2018 compared to December 31, 2017 to better reflect current market conditions, contributions to the plan since December 31, 2017 and the updated mortality assumption at December 31, 2018 compared to December 31, 2017, partially offset by a less than expected return on the fair value of plan assets since December 31, 2017. In late December 2015, we offered an early retirement package to 24 of our employees, of which 16 accepted the early retirement offer by the acceptance deadline of January 29, 2016. During 2016, the Plan provided special and contractual termination benefits of $1.5 million to 15 employees that accepted an early retirement package during the year ended December 31, 2016.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan (the “Acquired Plan”) which was remeasured at fair value. The Acquired Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Plan were frozen by Omni. No further benefits will be earned by employees after that date. In addition, no new participants may be added to the Acquired Plan after December 31, 2006. During 2018, our funded status improved, and at December 31, 2018, we had a funded status of $197,000 compared to an unfunded status of $361,000 at December 31, 2017. The improvement was a result of an increase in the discount rate at December 31, 2018 compared to December 31, 2017 to better reflect the current market conditions, contributions to the plan since December 31, 2017 and the updated mortality assumption at December 31, 2018 compared to December 31, 2017, partially offset by a less than expected return on the fair value of plan assets since December 31, 2017.
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
We use a measurement date of December 31 for our plans.

	Year Ended December 31,
	2018			2017			2016
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$94,276	$4,392	$14,642	$88,071	$4,238	$12,723	$80,040	$4,685	$12,024
Service cost	1,548	—	293	1,398	—	247	1,375	—	207
Interest cost	3,392	163	597	3,601	177	567	3,731	212	535
Actuarial (gain) loss	(9,399)	(480)	344	5,404	418	1,751	4,978	275	237
Benefits paid	(3,622)	(183)	(576)	(4,128)	(43)	(646)	(3,632)	(31)	(280)
Expenses paid	(203)	(19)	—	(70)	(47)	—	(91)	(39)	—
Plan amendments	—	—	—	—	—	—	121	—	—
Settlements	—	—	—	—	(351)	—	—	(864)	—
Special and contractual termination benefits	—	—	—	—	—	—	1,549	—	—
Benefit obligation at end of year	85,992	3,873	15,300	94,276	4,392	14,642	88,071	4,238	12,723
Change in Plan Assets:
Fair value of plan assets at end of prior year	91,233	4,031	—	85,293	2,993	—	76,355	3,740	—
Actual return	(4,497)	(259)	—	8,138	479	—	7,661	187	—
Employer contributions	2,000	500	576	2,000	1,000	646	5,000	—	280
Benefits paid	(3,622)	(183)	(576)	(4,128)	(43)	(646)	(3,632)	(31)	(280)
Expenses paid	(203)	(19)	—	(70)	(47)	—	(91)	(39)	—
Settlements	—	—	—	—	(351)	—	—	(864)	—
Fair value of plan assets at end of year	84,911	4,070	—	91,233	4,031	—	85,293	2,993	—
(Un)Funded status at end of year	(1,081)	197	(15,300)	(3,043)	(361)	(14,642)	(2,778)	(1,245)	(12,723)
Accrued benefit (liability) asset recognized	$(1,081)	$197	$(15,300)	$(3,043)	$(361)	$(14,642)	$(2,778)	$(1,245)	$(12,723)
Accumulated benefit obligation at end of year	$77,888	$3,873	$13,403	$83,802	$4,392	$13,246	$77,639	$4,238	$11,133

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	Year Ended December 31,
	2018			2017			2016
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Recognition of net loss	$1,512	$—	$677	$1,312	$—	$301	$1,642	$—	$186
Recognition of prior service (credit) cost	(14)	—	7	(14)	—	6	(14)	—	6
Recognition of loss (gain) due to settlement	—	—	—	—	8	—	—	(8)	—
Net (loss) gain occurring during the year	(1,581)	(69)	(344)	(3,317)	(150)	(1,751)	(2,541)	(354)	(237)
Net prior service cost occurring during the year	—	—	—	—	—	—	(121)	—	—
	(83)	(69)	340	(2,019)	(142)	(1,444)	(1,034)	(362)	(45)
Deferred tax benefit (expense)	17	14	(71)	241	30	259	362	127	16
Other comprehensive (loss) income, net of tax	$(66)	$(55)	$269	$(1,778)	$(112)	$(1,185)	$(672)	$(235)	$(29)

Net amounts recognized in net periodic benefit cost and other comprehensive loss were as follows (in thousands):

	December 31, 2018			December 31, 2017
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,512	$—	$677	$1,312	$—	$301
Prior service (credit) cost	(14)	—	7	(14)	—	6
Loss (gain) recognized due to settlement	—	—	—	—	8	—
	1,498	—	684	1,298	8	307
Deferred tax (expense) benefit	(315)	—	(144)	(454)	(2)	(107)
Accumulated other comprehensive income (loss), net of tax	$1,183	$—	$540	$844	$6	$200

Amounts recognized as a component of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2018			December 31, 2017
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net (loss) gain	$(28,928)	$(171)	$(3,984)	$(28,859)	$(102)	$(4,317)
Prior service cost	(123)	—	(24)	(109)	—	(31)
	(29,051)	(171)	(4,008)	(28,968)	(102)	(4,348)
Deferred tax benefit (expense)	6,100	35	841	9,674	15	1,276
Reclassification of certain deferred tax effects (1)	—	—	—	(3,591)	6	(364)
Accumulated other comprehensive (loss) income, net of tax	$(22,951)	$(136)	$(3,167)	$(22,885)	$(81)	$(3,436)

(1)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Defined Benefit Pension Plan:
Service cost	$1,548	$1,398	$1,375
Interest cost	3,392	3,601	3,731
Expected return on assets	(6,483)	(6,050)	(5,224)
Net loss amortization	1,512	1,312	1,642
Prior service credit amortization	(14)	(14)	(14)
Special and contractual termination benefits	—	—	1,549
Net periodic benefit cost	$(45)	$247	$3,059
Defined Benefit Pension Plan Acquired:
Service cost	$—	$—	$—
Interest cost	163	177	212
Expected return on assets	(290)	(212)	(265)
Net loss amortization	—	—	—
Prior service credit amortization	—	—	—
Loss (gain) recognized due to settlement	—	8	(8)
Net periodic benefit cost	$(127)	$(27)	$(61)
Restoration Plan:
Service cost	$293	$247	$207
Interest cost	597	567	535
Net loss amortization	677	301	186
Prior service cost amortization	7	6	6
Net periodic benefit cost	$1,574	$1,121	$934

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2019 are as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,774	$—	$398
Prior service (credit) cost	(14)	—	6
	1,760	—	404
Deferred tax benefit	(370)	—	(85)
Accumulated other comprehensive loss, net of tax	$1,390	$—	$319
The Plan and Acquired Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations in active markets for identical assets, market quotations for similar assets in active or non-active markets or the net asset value (“NAV”) provided by the plan administrator.  The Plans’ obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Plans’ obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2018.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated AA by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Plans’ liabilities.  We considered broad equity and bond indices, long-term return projections and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2018			December 31, 2017
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Discount rate	4.32%	4.32%	4.32%	3.71%	3.71%	3.71%
Compensation increase rate	3.50%	—	3.50%	3.50%	—	3.50%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Year Ended December 31,
	2018	2017	2016
Defined Benefit Pension Plan:
Discount rate	3.71%	4.23%	4.56%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	3.50%	3.50%	3.50%
Defined Benefit Pension Plan Acquired
Discount rate	3.71%	4.23%	4.56%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	—	—	—
Restoration Plan:
Discount rate	3.71%	4.23%	4.56%
Compensation increase rate	3.50%	3.50%	3.50%
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

	December 31, 2018		December 31, 2017
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired
Level 1:
Cash	$278	$—	$423	$—
Equity Securities:
U.S. large cap (1)	5,204	—	6,198	—
U.S. mid cap (2)	18,913	—	21,379	—
U.S. small cap (3)	9,900	—	10,706	—
Fixed Income Securities:
International developed (4)	6,733	—	8,601	—
International emerging (2)	3,464	—	4,308	—
Level 2:
Cash Equivalents	15,025	—	13,256	—
Equity Securities:
U.S. large cap (1)	—	1,360	—	1,440
U.S. mid cap (2)	—	152	—	167
U.S. small cap (3)	—	72	—	84
International (5)	—	735	—	712
Fixed Income Securities:
Corporate bonds (6)	952	407	1,118	378
U.S. government agencies (6)	20,182	—	19,303	—
Municipal bonds (6)	3,991	—	5,595	—
U.S. agency mortgage-backed securities (7)	269	—	346	—
Asset-backed securities (8)	—	743	—	717
Real estate (9)	—	286	—	241
Balanced Asset Allocation (10)	—	84	—	81
Other (11)	—	231	—	211
Total fair value of plan assets	$84,911	$4,070	$91,233	$4,031

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

(11)
This category is comprised of a pooled separate account invested in a broad range of instruments including, but not limited to, equities, bonds, currencies, convertible securities and derivatives such as futures, options, swaps and forwards.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2018 or 2017.
Our overall investment strategy is to realize long-term growth of the Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 55.0% equities, 44.5% fixed income and 0.5% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and real estate investment trusts (“REITs”).  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include government agencies, CDs, corporate bonds, municipal bonds and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used because of the superior diversification they provide.
As of December 31, 2018, expected future benefit payments related to the Plan, the Acquired Plan and the Restoration Plan were as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
2019	$3,836	$66	$723
2020	3,951	229	780
2021	4,142	129	916
2022	4,354	90	1,031
2023	4,520	92	1,005
2024 through 2028	25,008	897	5,521
	$45,811	$1,503	$9,976
We do not expect to make additional contributions to the Plan, the Acquired Plan or the Restoration Plan in 2019.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2018, there were 1,675,607 shares remaining available for grant for future awards.
All share data for all periods presented has been adjusted to give retroactive recognition to stock dividends unless otherwise indicated. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2018, 2017 and 2016, there were 612,740, 366,292 and 599,498 unvested awards outstanding, respectively.  For the years ended December 31, 2018, 2017 and 2016, there was $2.3 million, $1.8 million and $1.5 million of share-based compensation expense related to the incentive plans, respectively, and $487,000, $635,000 and $539,000 of income tax benefit related to the stock compensation expense, respectively.
As of December 31, 2018, 2017 and 2016, there was $5.8 million, $3.8 million and $5.6 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2018 is expected to be recognized over a weighted-average period of 2.79 years.
The nonqualified stock options (“NQSOs”) have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
The fair value of each restricted stock units (“RSUs”) is the ending stock price on the date of grant.  The RSUs vest in equal annual installments over a three- or four-year period.
Each award is evidenced by an award agreement that specifies the option price, if applicable, the duration of the award, the number of shares to which the award pertains and such other provisions as the Board determines.

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

	Year Ended December 31,
	2018	2017	2016
New shares issued from available authorized shares	—	48,311	108,225
New shares issued from available treasury shares	140,692	111,045	—
Total	140,692	159,356	108,225

Proceeds from stock option exercises	$2,653	$2,692	$1,663

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSOs pursuant to the incentive plans:

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value per option	$6.78	—	$7.18
Weighted-average assumptions:
Risk-free interest rates	2.81%	—	1.79%
Expected dividend yield	1.10%	—	2.69%
Expected volatility factors of the market price of Southside Bancshares common stock	25.41%	—	27.02%
Expected option life (in years)	6.2	—	6.2
A combined summary of activity in our share-based plans as of December 31, 2018 is presented below:

	Restricted Stock Units Outstanding		Stock Options Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2018	78,253	$32.04	690,312	$26.02	$6.19
Granted	64,358	34.28	356,849	34.52	6.78
Stock options exercised	—	—	(115,277)	23.02	5.69
Stock awards vested	(29,752)	31.14	—	—	—
Forfeited	(3,109)	32.93	(16,980)	32.51	6.67
Canceled/expired	—	—	(5,553)	30.06	6.68
Balance, December 31, 2018	109,750	$33.57	909,351	$29.59	$6.47

Other information regarding options outstanding and exercisable as of December 31, 2018 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$14.67	-	$20.00	110,291	$15.89	3.03	110,291	$15.89
20.01	-	25.00	106,826	22.92	5.43	82,747	23.01
25.01	-	30.00	202,009	26.68	6.47	136,613	26.58
30.01	-	35.00	346,965	34.52	9.41	—	—
35.01	-	37.28	143,260	37.28	7.90	76,710	37.28
Total			909,351	$29.59	7.28	406,361	$24.97
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $3.7 million and $3.2 million at December 31, 2018, respectively. The weighted-average remaining contractual life of options exercisable at December 31, 2018 was 5.49 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $1.8 million and $1.3 million, respectively.
Due to adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” during 2017, there was no tax benefit realized for the deductions related to stock awards for the years ended December 31, 2018 or 2017. However, prior to adoption of the ASU, the tax benefit realized for the deductions related to stock awards was $332,000 for the year ended December 31, 2016.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, cash flow hedges of forecasted transactions, fair value hedges of a recognized asset or liability or as non-hedging instruments. Gains and losses on derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

From time to time, we enter into certain interest rate swap contracts on specific variable rate advance agreements with the FHLB. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $270.0 million of variable rate advance agreements with the FHLB. The cash flows from the swap are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

During the three months ended June 30, 2018, we entered into partial term fair value hedges, as allowed under the recently adopted ASU 2017-12, for certain of our fixed rate callable available for sale municipal securities. These partial term hedges of selected cash flows covering the time periods to the call dates of the hedged securities are expected to be effective in offsetting changes in the fair value of the hedged securities. As of December 31, 2018, hedged securities with a carrying amount of $23.7 million are included in our AFS securities portfolio in our consolidated balance sheets. Interest rate swaps designated as partial-term fair value hedges are utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converts a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates.
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

From time to time, we may enter into certain interest rate swaps, cap and floor contracts that are not designated as hedging instruments. These interest rate derivative contracts relate to transactions in which we enter into an interest rate swap, cap or floor with a customer while concurrently entering into an offsetting interest rate swap, cap or floor with a third party financial institution. We agree to pay interest to the customer on a notional amount at a variable rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These interest rate derivative contracts allow our customers to effectively convert a variable rate loan to a fixed rate loan. The changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact our results of operations. We recognized swap fee income associated with these derivative contracts immediately based upon the difference in the bid/ask spread of the underlying transactions with the customer and the third party financial institution. The swap fee income is included in other noninterest income in our consolidated statements of income.
At December 31, 2018, net derivative assets included $8.3 million of cash collateral received from counterparties under master netting agreements.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$270,000	$9,388	$457	$240,000	$7,922	$22
Swaps-Fair Value Hedge-Financial institution counterparties	21,100	—	657	—	—	—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	93,967	1,119	1,087	67,220	92	612
Swaps-Customer counterparties	93,967	1,087	1,119	67,220	612	92
Gross derivatives		11,594	3,320		8,626	726
Offsetting derivative assets/liabilities		(2,201)	(2,201)		(114)	(114)
Cash collateral received/posted		(8,306)	—		(7,900)	(520)
Net derivatives included in the consolidated balance sheets (2)		$1,087	$1,119		$612	$92

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $1.1 million related to interest rate swaps with customers at December 31, 2018. We had net credit exposure of $30,000 related to interest rate swaps with financial institutions and $612,000 related to interest rate swaps with customers at December 31, 2017. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow Hedge
Financial institution counterparties	$270,000	4.8	2.45%	1.58%	$240,000	5.3	1.44%	1.43%
Swaps-Fair Value Hedge
Financial institution counterparties	21,100	7.5	2.56	3.00	—	—	—	—
Swaps-Non-Hedging
Financial institution counterparties	93,967	11.6	2.36	2.58	67,220	12.7	1.39	2.37
Customer counterparties	93,967	11.6	2.58	2.36	67,220	12.7	2.37	1.39

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
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2018 and 2017, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2018.
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at December 31, 2018 and 2017.
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
Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2018 and 2017, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$716,601	$—	$716,601	$—
Other Stocks and Bonds	2,709	—	2,709	—
Mortgage-backed Securities: (1)
Residential	732,972	—	732,972	—
Commercial	537,154	—	537,154	—
Equity Investments:
Equity Investments (2)	5,791	5,791	—	—
Derivative assets:
Interest rate swaps	11,594	—	11,594	—
Total asset recurring fair value measurements	$2,006,821	$5,791	$2,001,030	$—

Derivative liabilities:
Interest rate swaps	$3,320	$—	$3,320	$—
Total liability recurring fair value measurements	$3,320	$—	$3,320	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,206	$—	$—	$1,206
Impaired loans (3)	37,813	—	—	37,813
Total asset nonrecurring fair value measurements	$39,019	$—	$—	$39,019

	December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment Securities:
U.S. Government Agency Debentures	$108,869	$—	$108,869	$—
State and Political Subdivisions	392,664	—	392,664	—
Other Stocks and Bonds	5,055	—	5,055	—
Equity Investments (2)	5,920	5,920	—	—
Mortgage-backed Securities: (1)
Residential	718,029	—	718,029	—
Commercial	308,218	—	308,218	—
Derivative assets:
Interest rate swaps	8,626	—	8,626	—
Total asset recurring fair value measurements	$1,547,381	$5,920	$1,541,461	$—

Derivative liabilities:
Interest rate swaps	$726	$—	$726	$—
Total liability recurring fair value measurements	$726	$—	$726	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,767	$—	$—	$1,767
Impaired loans (3)	6,536	—	—	6,536
Total asset nonrecurring fair value measurements	$8,303	$—	$—	$8,303

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)
With the adoption of ASU 2016-01 on January 1, 2018, these investments are included in equity investments on our consolidated balance sheets. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 - Summary of Significant Accounting and Reporting Policies” for further information.

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

Loans receivable - With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to an exit price notion with adjustments for liquidity, credit and prepayment factors. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information. For December 31, 2017, adjustable rate loans that repriced frequently and with no significant change in credit risk, the carrying amounts were a reasonable estimate of those assets’ fair value, and the fair value of fixed rate loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans continue to be estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

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

Federal funds purchased and repurchase agreements - Federal funds purchased generally have original terms to maturity of one day, and repurchase agreements generally have terms of less than one year. Both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

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

Trust preferred subordinated debentures - The fair value of the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$120,719	$120,719	$120,719	$—	$—
Investment Securities:
Held to maturity, at carrying value	3,083	3,046	—	3,046	—
Mortgage-backed Securities:
Held to maturity, at carrying value	159,848	156,735	—	156,735	—
FHLB stock, at cost	32,583	32,583	—	32,583	—
Equity investments	6,302	6,302	—	6,302	—
Loans, net of allowance for loan losses	3,285,780	3,251,923	—	—	3,251,923
Loans held for sale	601	601	—	601	—
Financial Liabilities:
Deposits	$4,425,030	$4,417,902	$—	$4,417,902	$—
Federal funds purchased and repurchase agreements	36,810	36,810	—	36,810	—
FHLB borrowings	719,065	708,904	—	708,904	—
Subordinated notes, net of unamortized debt issuance costs	98,407	97,611	—	97,611	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	54,729	—	54,729	—

		Estimated Fair Value
December 31, 2017	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$198,692	$198,692	$198,692	$—	$—
Investment Securities:
Held to maturity, at carrying value	413,632	421,928	—	421,928	—
Mortgage-backed Securities:
Held to maturity, at carrying value	495,874	499,872	—	499,872	—
FHLB stock, at cost	55,729	55,729	—	55,729	—
Equity investments	5,821	5,821	—	5,821	—
Loans, net of allowance for loan losses	3,273,575	3,269,316	—	—	3,269,316
Loans held for sale	2,001	2,001	—	2,001	—
Financial Liabilities:
Deposits	$4,515,447	$4,506,133	$—	$4,506,133	$—
Federal funds purchased and repurchase agreements	9,498	9,498	—	9,498	—
FHLB borrowings	1,017,361	1,008,292	—	1,008,292	—
Subordinated notes, net of unamortized debt issuance costs	98,248	99,665	—	99,665	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,241	47,622	—	47,622	—

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

14. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.20, $1.11 and $1.01 per share for the years ended December 31, 2018, 2017 and 2016, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
On December 6, 2016, we entered into an underwriting agreement, pursuant to which we sold 2,185,000 shares of our common stock at a price of $36.50 per share.  We received $200.1 million in net proceeds, after deducting underwriting discounts and costs. These net proceeds were used primarily for general corporate purposes.
We are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2018, we exceeded all regulatory minimum capital requirements.
As of December 31, 2018, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:	(dollars in thousands)
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%
December 31, 2017:
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$570,610	14.65%	$175,216	4.50%	N/A	N/A
Bank Only	$711,157	18.27%	$175,145	4.50%	$252,987	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$627,532	16.12%	$233,621	6.00%	N/A	N/A
Bank Only	$711,157	18.27%	$233,527	6.00%	$311,369	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$748,532	19.22%	$311,495	8.00%	N/A	N/A
Bank Only	$733,909	18.86%	$311,369	8.00%	$389,211	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$627,532	11.16%	$224,844	4.00%	N/A	N/A
Bank Only	$711,157	12.66%	$224,741	4.00%	$280,926	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years or retained earnings.

15. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a Dividend Reinvestment Plan (“DRIP”) which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of the our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2018, 42,872 shares were issued under this plan at an average price of $34.45 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2017, 43,650 shares were issued under this plan at an average price of $33.99 per share, reflective of other trades at the time of each sale.
Our board continually evaluates the Company’s capital needs and those of Southside Bank and may, at their discretion, initiate, modify or discontinue an authorized stock repurchase plan.  Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. During 2018, 1,459,148 shares of common stock were repurchased under an authorized stock repurchase plan at a cost of $47.2 million. During 2016, 443,426 shares of common stock were repurchased under a previously authorized stock repurchase plan at a cost of $10.2 million. No shares were repurchased during 2017.
Subsequent to December 31, 2018 and through January 7, 2019, we repurchased 40,852 shares of common stock at an average price of $32.42, at which time our 2018 stock repurchase authorization expired.

16. INCOME TAXES
The income tax expense included in the accompanying statements of income consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current income tax expense	$4,009	$12,607	$8,557
Deferred income tax expense	6,154	3,514	1,768
Income tax expense	$10,163	$16,121	$10,325

The components of the net deferred tax asset (liability) as of December 31, 2018 and 2017 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$5,673	$
Retirement and other benefit plans		(2,519)
Premises and equipment		(6,360)
Core deposit intangible		(2,748)
Unrealized losses on securities available for sale	7,926
Effective hedging derivatives		(1,761)
Fair value adjustment on loans	1,894
Fair value adjustment on time deposits		(6)
Unfunded status of defined benefit plan	6,979
State business tax credit	483
Stock-based compensation	797
Other		(582)
Gross deferred tax assets (liabilities)	23,752	(13,976)
Net deferred tax asset at December 31, 2018	$9,776

Allowance for loan losses	$4,364	$
Retirement and other benefit plans		(2,102)
Premises and equipment		(5,716)
Core deposit intangible		(3,660)
Unrealized losses on securities available for sale	4,285
Effective hedging derivatives		(1,701)
Fair value adjustment on loans	2,607
Fair value adjustment on time deposits		(54)
Alternative minimum tax credit	6,943
Unfunded status of defined benefit plan	7,018
State business tax credit	544
Stock-based compensation	642
Other		(966)
Gross deferred tax assets (liabilities)	26,403	(14,199)
Net deferred tax asset at December 31, 2017	$12,204

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$17,703	21.0%	$24,652	35.0%	$20,886	35.0%
Increase (decrease) in taxes from:
Tax rate changes	(767)	(0.9)%	2,416	3.4%	—	—
Tax exempt interest	(6,257)	(7.4)%	(10,195)	(14.5)%	(9,879)	(16.6)%
Bank owned life insurance	(613)	(0.7)%	(885)	(1.2)%	(915)	(1.5)%
Share-based compensation	(191)	(0.2)%	(482)	(0.7)%	—	—
Acquisition costs	—	—	467	0.7%	—	—
State business tax	297	0.3%	68	0.1%	71	0.1%
Other, net	(9)	—	80	0.1%	162	0.3%
Income tax expense	$10,163	12.1%	$16,121	22.9%	$10,325	17.3%

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. We remeasured certain deferred tax assets and liabilities as of December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%, by recording a provisional amount of $2.4 million. At December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the Tax Act. During 2018, we recognized a benefit of $767,000 made to the provisional amounts recorded as of December 22, 2017 with the remeasurement of the net deferred tax asset. The Tax Act also repealed the existing Alternative Minimum Tax (“AMT”). As of December 31, 2018, we had fully realized the remaining AMT tax credit of $7.8 million.

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 or Texas state tax examinations by tax authorities for years before 2014.  No valuation allowance for deferred tax assets was recorded at December 31, 2018 or 2017 as management believes it is more likely than not that all of the deferred tax assets will be realized in future years. Unrecognized tax benefits were not material at December 31, 2018 or 2017.

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2018	December 31, 2017
Unused commitments:
Commitments to extend credit	$874,557	$804,715
Standby letters of credit	27,438	14,890
Total	$901,995	$819,605

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
Future minimum rental commitments due under non-cancelable operating leases at December 31, 2018 were as follows (in thousands):

2019	$1,265
2020	1,158
2021	906
2022	742
2023	560
2024 and thereafter	1,352
$5,983

Rent expense for branch facilities was $1.8 million, $1.7 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Rent expense for leased equipment was $160,000, $178,000 and $261,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.
With the adoption of ASU 2016-02, “Leases (Topic 842),” we recognized a lease liability of $10.1 million and a related right-of-use asset of $9.8 million on our balance sheet as of January 1, 2019.  See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.
We acquired a 202,000 square-foot office building in Fort Worth, Texas upon completion of the Omni acquisition that is used for a branch location and certain bank operations. We occupy approximately 41,000 square feet of the building and lease the remaining space to various tenants. Gross rental income from these leases was $3.0 million for the year ended December 31, 2018 and $3.1 million for both years ended December 31, 2017 and 2016. At December 31, 2018, non-cancelable operating leases for the building with future minimum lease payments are as follows (in thousands):

2019	$2,574
2020	2,427
2021	1,374
2022	1,352
2023	1,119
2024 and thereafter	3,996
$12,842

Securities. In the normal course of business we buy and sell securities.  At December 31, 2018, there were $6.4 million of unsettled trades to purchase securities and no unsettled trades to sell securities. As of December 31, 2017, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were $15.2 million of unsettled issuances of brokered CDs at December 31, 2018. There were no unsettled issuances of brokered CDs at December 31, 2017.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  See “Item 1.  Business – Market Area.” Part of the risk associated with real estate loans has been mitigated since 31.8% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
The MBS we hold consist exclusively of U.S. agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs.  The Government National Mortgage Association (“GNMA”) MBS are backed by the full faith and credit of the United States Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the United States government.

19. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2018	2017
ASSETS
Cash and due from banks	$11,431	$8,483
Investment in bank subsidiaries at equity in underlying net assets	875,814	894,010
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	4,290	10,350
Total assets	$893,361	$914,669
LIABILITIES
Subordinated notes, net of unamortized debt issuance costs	$98,407	$98,248
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	60,241
Other liabilities	3,417	2,040
Total liabilities	162,070	160,529
SHAREHOLDERS’ EQUITY
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,845,224 shares issued at December 31, 2018 and 40,000,000 shares authorized and 37,802,352 shares issued at December 31, 2017)	47,307	47,253
Paid-in capital	762,470	757,439
Retained earnings	64,797	32,851
Treasury stock, at cost (4,120,475 at December 31, 2018 and 2,802,019 at December 31, 2017)	(93,055)	(47,105)
Accumulated other comprehensive loss	(50,228)	(36,298)
Total shareholders’ equity	731,291	754,140
Total liabilities and shareholders’ equity	$893,361	$914,669

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
Income
Dividends from subsidiary	$90,000	$27,000	$30,000
Interest income	78	60	51
Total income	90,078	27,060	30,051
Expense
Interest expense	8,269	7,646	3,334
Other	3,662	5,869	3,227
Total expense	11,931	13,515	6,561
Income before income tax expense	78,147	13,545	23,490
Income tax benefit	2,489	4,242	2,278
Income before equity in undistributed earnings of subsidiaries	80,636	17,787	25,768
Equity in undistributed earnings of subsidiaries	(6,498)	36,525	23,581
Net income	$74,138	$54,312	$49,349

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016

OPERATING ACTIVITIES:
Net Income	$74,138	$54,312	$49,349
Adjustments to reconcile net income to net cash provided by operations:
Amortization	164	153	45
Equity in undistributed earnings of subsidiaries	6,498	(36,525)	(23,581)
Decrease (increase) in other assets	6,060	(2,113)	(1,035)
Increase (decrease) in other liabilities	1,377	(155)	1,564
Net cash provided by operating activities	88,237	15,672	26,342
INVESTING ACTIVITIES:
Investment in subsidiaries	—	890	(126,000)
Net cash paid in acquisition	—	(22,801)	—
Net cash used in investing activities	—	(21,911)	(126,000)
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	—	—	98,060
Purchase of common stock	(47,193)	—	(10,199)
Proceeds from issuance of common stock	3,883	3,953	78,962
Cash dividends paid	(41,979)	(32,199)	(25,963)
Net cash (used in) provided by financing activities	(85,289)	(28,246)	140,860

Net increase (decrease) in cash and cash equivalents	2,948	(34,485)	41,202
Cash and cash equivalents at beginning of period	8,483	42,968	1,766
Cash and cash equivalents at end of period	$11,431	$8,483	$42,968

20.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share amounts)

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$58,022	$57,152	$56,797	$57,194
Interest expense	15,612	14,742	13,686	13,061
Net interest income	42,410	42,410	43,111	44,133
Provision for loan losses	2,446	975	1,281	3,735
Net gain (loss) on sale of securities available for sale	61	(741)	(332)	(827)
Noninterest income excluding net gain (loss) on sale of securities	10,073	10,763	11,339	10,437
Noninterest expense	30,196	28,962	29,274	31,667
Income before income tax expense	19,902	22,495	23,563	18,341
Income tax expense	2,521	2,192	3,360	2,090
Net income	17,381	20,303	20,203	16,251
Earnings per common share
Basic	$0.50	$0.58	$0.58	$0.46
Diluted	$0.50	$0.58	$0.57	$0.46
Cash dividends paid per common share	$0.32	$0.30	$0.30	$0.28

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$50,104	$46,473	$46,009	$44,888
Interest expense	11,798	11,513	10,585	9,608
Net interest income	38,306	34,960	35,424	35,280
Provision for loan losses	1,271	960	1,346	1,098
Net (loss) gain on sale of securities available for sale	(249)	627	(75)	322
Noninterest income excluding net gain (loss) on sale of securities	9,348	8,781	9,368	9,351
Noninterest expense	29,933	25,007	25,537	25,858
Income before income tax expense	16,201	18,401	17,834	17,997
Income tax expense	5,870	3,890	3,353	3,008
Net income	10,331	14,511	14,481	14,989
Earnings per common share
Basic	$0.33	$0.49	$0.49	$0.51
Diluted	$0.33	$0.49	$0.49	$0.51
Cash dividends paid per common share	$0.30	$0.28	$0.28	$0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 28, 2019

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc.		2	10-Q	05/09/2014	0-12247

2.2	Agreement and Plan of Merger, dated June 12, 2017, by and among Southside Bancshares, Inc., Rocket Merger Sub, Inc. and Diboll State Bancshares, Inc.		2.1	10-Q	07/28/2017	0-12247

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(4)	Instruments defining the rights of security holders, including indentures
4.1	Subordinated Indenture, dated as of September 19, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee.		4.1	8-K	9/19/2016	0-12247

4.2	First Supplemental Indenture, dated as of September 19, 2016 by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto.		4.2	8-K	09/19/2016	0-12247

4.3
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended June 30, 1990, and incorporated herein by reference)		**10 (b)	10-K	1991

10.2	Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)		**10 (c)	10-K	1993

10.3	Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story, as amended October 15, 1997		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Julie Shamburger		**10.3	10-Q	04/28/2017	0-12247

10.5	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander	**10.2	10-Q	04/28/2017	0-12247

10.6	Deferred Compensation Agreement dated January 14, 2009, by and between Southside Bank and Bill Clawater	**10.6	10-K	02/28/2018	0-12247

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe	**10.7	10-K	02/28/2018	0-12247

10.8	Split dollar compensation plan dated September 7, 2004 with Lee R. Gibson, III	**10 (i)	8-K	10/19/2004	3-17203

10.9	Split dollar compensation plan dated August 31, 2004 with Charles E. Dawson	**10 (k)	8-K	10/19/2004	3-17203

10.10	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson	**10 (l)	8-K	10/26/2007	3-17203

10.11	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger	**10.1	10-Q	04/28/2017	0-12247

10.12	Employment Agreement dated October 22, 2007, by and between Southside Bank and Sam Dawson	**10 (m)	8-K	10/26/2007	3-17203

10.13	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and Tim Carter	**10.2	S-4	7/18/2014	3-196817

10.14	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe	**10.14	10-K	02/28/2018	0-12247

10.15	Amended and Restated Employment Agreement dated September 13, 2017, by and between Southside Bank, Southside Bancshares, Inc., and Tim Carter	**10.1	10-Q	10/27/2017	0-12247

10.16	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger	**10.1	10-Q	10/26/2018	0-12247

10.17	Key Employee Retention Agreement, dated as of June 12, 2017 by and between Southside Bank and Hilliard J. Shands, III	**10.1	8-K	12/1/2017	0-12247

10.18	Southside Bancshares, Inc. 2009 Incentive Plan	**99.1	8-K	4/20/2009	3-17203

10.19	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan	**10.1	10-Q	8/8/2011	3-17203

10.20	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan	**10.2	10-Q	8/8/2011	3-17203

10.21	Southside Bancshares, Inc. 2017 Incentive Plan	**10.1	8-K	05/12/2017	0-12247

10.22	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan	**10.2	10-Q	10/27/2017	0-12247

10.23	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan	**10.3	10-Q	10/27/2017	0-12247

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(101)	Interactive Date File
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 28, 2019	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 28, 2019	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	John R. (Bob) Garrett	Chairman of the Board	February 28, 2019
	John R. (Bob) Garrett	and Director

/s/	Donald W. Thedford	Vice Chairman of the Board	February 28, 2019
	Donald W. Thedford	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 28, 2019
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 28, 2019
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 28, 2019
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 28, 2019
Michael J. Bosworth

/s/	Herbert C. Buie	Director	February 28, 2019
Herbert C. Buie

/s/	Alton Cade, Jr.	Director	February 28, 2019
Alton Cade, Jr.

/s/	Patricia A. Callan	Director	February 28, 2019
Patricia A. Callan

/s/	George H. (Trey) Henderson, III	Director	February 28, 2019
George H. (Trey) Henderson, III

/s/	Melvin B. Lovelady	Director	February 28, 2019
Melvin B. Lovelady

/s/	Tony K. Morgan	Director	February 28, 2019
Tony K. Morgan

/s/	John F. Sammons, Jr.	Director	February 28, 2019
John F. Sammons, Jr.

/s/	H. J. Shands, III	Director	February 28, 2019
H. J. Shands, III

/s/	William Sheehy	Director	February 28, 2019
William Sheehy

/s/	Preston L. Smith	Director	February 28, 2019
Preston L. Smith

/s/	M. Richard Warner	Director	February 28, 2019
M. Richard Warner