Form 10-Q
period 2019-03-31
SOUTHSIDE BANCSHARES INC
filed 2019-04-30
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 24, 2019 was 33,718,079 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2019	December 31, 2018

ASSETS
Cash and due from banks	$81,981	$87,375
Interest earning deposits	184,612	23,884
Federal funds sold	3,350	9,460
Total cash and cash equivalents	269,943	120,719
Securities:
Securities available for sale, at estimated fair value	1,876,255	1,989,436
Securities held to maturity, at carrying value (estimated fair value of $147,666 and $159,781, respectively)	147,431	162,931
FHLB stock, at cost	35,269	32,583
Equity investments	12,182	12,093
Loans held for sale	384	601
Loans:
Loans	3,305,110	3,312,799
Less: Allowance for loan losses	(24,155)	(27,019)
Net loans	3,280,955	3,285,780
Premises and equipment, net	138,290	135,972
Operating lease right-of-use assets	9,455	—
Goodwill	201,116	201,116
Other intangible assets, net	16,600	17,779
Interest receivable	20,017	27,287
Deferred tax asset, net	491	9,776
Unsettled trades to sell securities	95,482	—
Unsettled issuances of brokered certificates of deposit	—	15,236
Bank owned life insurance	98,704	98,160
Other assets	14,622	14,025
Total assets	$6,217,196	$6,123,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,038,116	$994,680
Interest bearing	3,529,777	3,430,350
Total deposits	4,567,893	4,425,030
Federal funds purchased and repurchase agreements	8,637	36,810
FHLB borrowings	619,861	719,065
Subordinated notes, net of unamortized debt issuance costs	98,448	98,407
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,247	60,246
Unsettled trades to purchase securities	55,826	6,378
Operating lease liabilities	9,811	—
Other liabilities	38,440	46,267
Total liabilities	5,459,163	5,392,203

Off-balance-sheet arrangements, commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,855,789 shares issued at March 31, 2019 and 37,845,224 shares issued at December 31, 2018)	47,320	47,307
Paid-in capital	763,582	762,470
Retained earnings	57,023	64,797
Treasury stock: (shares at cost, 4,137,710 at March 31, 2019 and 4,120,475 at December 31, 2018)	(94,119)	(93,055)
Accumulated other comprehensive loss	(15,773)	(50,228)
Total shareholders’ equity	758,033	731,291
Total liabilities and shareholders’ equity	$6,217,196	$6,123,494
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans	$41,619	$38,830
Investment securities – taxable	28	227
Investment securities – tax-exempt	4,118	6,381
Mortgage-backed securities	12,474	10,894
FHLB stock and equity investments	355	414
Other interest earning assets	433	448
Total interest income	59,027	57,194
Interest expense:
Deposits	11,241	7,451
FHLB borrowings	4,457	3,632
Subordinated notes	1,400	1,398
Trust preferred subordinated debentures	729	569
Other borrowings	75	11
Total interest expense	17,902	13,061
Net interest income	41,125	44,133
Provision for loan losses	(918)	3,735
Net interest income after provision for loan losses	42,043	40,398
Noninterest income:
Deposit services	5,986	6,179
Net gain (loss) on sale of securities available for sale	256	(827)
Gain on sale of loans	93	115
Trust income	1,541	1,760
Bank owned life insurance income	544	632
Brokerage services	517	450
Other	601	1,301
Total noninterest income	9,538	9,610
Noninterest expense:
Salaries and employee benefits	18,046	18,559
Net occupancy expense	3,175	3,583
Acquisition expense	—	832
Advertising, travel & entertainment	847	685
ATM expense	180	346
Professional fees	1,314	1,070
Software and data processing expense	1,076	1,023
Telephone and communications	487	538
FDIC insurance	422	497
Amortization expense on intangibles	1,179	1,378
Other	2,901	3,156
Total noninterest expense	29,627	31,667
Income before income tax expense	21,954	18,341
Income tax expense	3,137	2,090
Net income	$18,817	$16,251

Earnings per common share – basic	$0.56	$0.46
Earnings per common share – diluted	$0.56	$0.46
Cash dividends paid per common share	$0.30	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$18,817	$16,251
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	46,626	(37,783)
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	—	11,881
Change in net unrealized loss on securities transferred from held to maturity to available for sale	—	401
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	491	138
Reclassification adjustment for net (gain) loss on sale of available for sale securities, included in net income	(256)	827
Derivatives:
Change in net unrealized (loss) gain on effective cash flow hedge interest rate swap derivatives	(3,120)	4,245
Reclassification adjustment of net gain related to derivatives designated as cash flow hedge	(668)	(127)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	541	473
Other comprehensive income (loss), before tax	43,614	(19,945)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(9,159)	4,188
Other comprehensive income (loss), net of tax	34,455	(15,757)
Comprehensive income	$53,272	$494

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
Cumulative effect of accounting change	—	—	(85)	—	85	—
Adjusted beginning balance	47,253	757,439	32,766	(47,105)	(36,213)	754,140
Net income	—	—	16,251	—	—	16,251
Other comprehensive loss	—	—	—	—	(15,757)	(15,757)
Issuance of common stock for dividend reinvestment plan (10,035 shares)	12	341	—	—	—	353
Stock compensation expense	—	456	—	—	—	456
Net issuance of common stock under employee stock plans (42,179 shares)	—	417	(25)	369	—	761
Cash dividends paid on common stock ($0.28 per share)	—	—	(9,808)	—	—	(9,808)
Balance at March 31, 2018	$47,265	$758,653	$39,184	$(46,736)	$(51,970)	$746,396

Balance at December 31, 2018	$47,307	$762,470	$64,797	$(93,055)	$(50,228)	$731,291
Cumulative effect of accounting change	—	—	(16,452)	—	—	(16,452)
Adjusted beginning balance	47,307	762,470	48,345	(93,055)	(50,228)	714,839
Net income	—	—	18,817	—	—	18,817
Other comprehensive income	—	—	—	—	34,455	34,455
Issuance of common stock for dividend reinvestment plan (10,565 shares)	13	342	—	—	—	355
Purchase of common stock (40,852 shares)	—	—	—	(1,325)	—	(1,325)
Stock compensation expense	—	661	—	—	—	661
Net issuance of common stock under employee stock plans (23,617 shares)	—	109	(32)	261	—	338
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,107)	—	—	(10,107)
Balance at March 31, 2019	$47,320	$763,582	$57,023	$(94,119)	$(15,773)	$758,033

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$18,817	$16,251
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	3,023	3,566
Securities premium amortization (discount accretion), net	3,448	4,058
Loan (discount accretion) premium amortization, net	(438)	(1,057)
Provision for loan losses	(918)	3,735
Stock compensation expense	661	456
Deferred tax expense (benefit)	126	(255)
Net (gain) loss on sale of securities available for sale	(256)	827
Net loss on premises and equipment	5	35
Gross proceeds from sales of loans held for sale	4,244	5,600
Gross originations of loans held for sale	(4,027)	(5,602)
Net (gain) loss on other real estate owned	(92)	67
Net change in:
Interest receivable	7,270	7,827
Other assets	3,305	1,875
Interest payable	(321)	(1,219)
Other liabilities	(14,373)	5,501
Net cash provided by operating activities	20,474	41,665

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(372,465)	(138,581)
Sales	436,182	237,526
Maturities, calls and principal repayments	30,077	53,717
Securities held to maturity:
Maturities, calls and principal repayments	15,405	1,222
Proceeds from redemption of FHLB stock and other investments	8,788	13,377
Purchases of FHLB stock and other investments	(11,551)	(638)
Net loan paydowns (originations)	5,868	(15,154)
Purchases of premises and equipment	(4,040)	(2,018)
Proceeds from sales of premises and equipment	2	1,903
Proceeds from sales of other real estate owned	470	91
Proceeds from sales of repossessed assets	137	198
Net cash provided by investing activities	108,873	151,643

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) (in thousands)

	Three Months Ended
	March 31,
	2019	2018
FINANCING ACTIVITIES:
Net change in deposits	$157,991	$126,372
Net decrease in federal funds purchased and repurchase agreements	(28,173)	(1,673)
Proceeds from FHLB borrowings	1,556,293	1,110,000
Repayment of FHLB borrowings	(1,655,495)	(1,355,194)
Proceeds from stock option exercises	412	801
Cash paid to tax authority related to tax withholding on share-based awards	(74)	(40)
Purchase of common stock	(1,325)	—
Proceeds from the issuance of common stock for dividend reinvestment plan	355	353
Cash dividends paid	(10,107)	(9,808)
Net cash provided by (used in) financing activities	19,877	(129,189)

Net increase in cash and cash equivalents	149,224	64,119
Cash and cash equivalents at beginning of period	120,719	198,692
Cash and cash equivalents at end of period	$269,943	$262,811

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$18,224	$14,280
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$336	$649
Transfer of held to maturity securities to available for sale securities	$—	$743,421
Adjustment to pension liability	$(541)	$(473)
Unsettled trades to purchase securities	$(55,826)	$(3,646)
Unsettled trades to sell securities	$95,482	$35,307

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.
Debt Securities
We adopted Accounting Standards Update (“ASU”) 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” on January 1, 2019, the effective date of the guidance. Under previous GAAP, premiums on callable debt securities were generally amortized over the contractual life of the security. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date. If the debt security is not called at the earliest call date, the holder of the debt security would be required to reset the effective yield on the debt security based on the payment terms required by the debt security. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Adoption of this guidance on January 1, 2019, resulted in a cumulative-effect adjustment to reduce retained earnings by $16.5 million, before tax. Subsequent to January 1, 2019, we sold the majority of the securities impacted by ASU 2017-08, and thus, the standard did not materially impact our consolidated net income.
Leases
We evaluate our contracts at inception to determine if an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. The Company has no finance leases.
ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate, so we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
We adopted ASU 2016-02, “Leases (Topic 842),” on January 1, 2019, the effective date of the guidance, using the practical expedient transition method whereby we did not revise comparative period information or disclosure. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also elected certain optional practical expedients including the hindsight practical expedient under which we considered the actual outcomes of lease renewals and terminations when measuring the lease term at adoption, and we made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize these lease payments in the consolidated statements of income on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we have elected the practical expedient to account for these as a single lease component.
Our operating leases relate primarily to bank branches and office space. In conjunction with the adoption on January 1, 2019, we recognized operating lease liabilities of $10.1 million and related lease assets of $9.8 million on our balance sheet. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The standard did not materially impact our consolidated net income and had no impact on cash flows.
Accounting Pronouncements
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis which requires the calculation of the implied fair value of goodwill to measure a goodwill impairment charge. The update requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The guidance requires companies to apply the requirements prospectively in the year of adoption. ASU 2017-04 is not expected to have a material impact on our consolidated financial statements.

2.    Acquisition
On November 30, 2017, we acquired 100% of the outstanding stock of Diboll State Bancshares, Inc. and its wholly-owned subsidiary First Bank & Trust East Texas (collectively, “Diboll”) headquartered in Diboll, Texas. Diboll operated 17 banking offices in Diboll and surrounding areas. We acquired Diboll to further expand our presence in the East Texas market. The total merger consideration for the Diboll merger was $224.3 million. The operations of Diboll were merged into the Company as of the date of the acquisition.
The fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.03 billion, including total loans of $621.3 million and total investment securities of $234.4 million.  Total fair value of the liabilities assumed totaled $910.7 million, including deposits of $899.3 million.  We recognized goodwill of $109.6 million associated with Diboll acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our markets into the Southeast Texas region and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill was $201.1 million as of March 31, 2019 and December 31, 2018 and is not expected to be deductible for tax purposes.
We recognized a core deposit intangible of $14.7 million and a trust relationship intangible of $5.4 million which we are amortizing using an accelerated method over a 9- and 13-year weighted average amortization period, respectively, consistent with expected future cash flows.
The Diboll acquisition was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities, were recorded at their respective acquisition date fair values.  For more information concerning the fair value of the assets acquired and liabilities assumed in relation to the acquisition of Diboll, see “Note 2 - Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2018.

3.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic and Diluted Earnings:
Net income	$18,817	$16,251
Basic weighted-average shares outstanding	33,697	35,022
Add: Stock awards	149	178
Diluted weighted-average shares outstanding	33,846	35,200
Basic earnings per share:
Net Income	$0.56	$0.46
Diluted earnings per share:
Net Income	$0.56	$0.46
For the three months ended March 31, 2019 and 2018, there were approximately 490,000 and 186,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	46,626	(3,120)	—	—	43,506
Reclassified from accumulated other comprehensive income (loss)	235	(668)	(1)	542	108
Income tax (expense) benefit	(9,840)	795	—	(114)	(9,159)
Net current-period other comprehensive income (loss), net of tax	37,021	(2,993)	(1)	428	34,455
Ending balance, net of tax	$5,901	$4,153	$(140)	$(25,687)	$(15,773)

	Three Months Ended March 31, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Cumulative effect of ASU 2016-01 (1)	85	—	—	—	85
Adjusted beginning balance, net of tax	(16,210)	6,399	(133)	(26,269)	(36,213)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(25,501)	4,245	—	—	(21,256)
Reclassified from accumulated other comprehensive income (loss)	965	(127)	(2)	475	1,311
Income tax benefit (expense)	5,152	(865)	1	(100)	4,188
Net current-period other comprehensive (loss) income, net of tax	(19,384)	3,253	(1)	375	(15,757)
Ending balance, net of tax	$(35,594)	$9,652	$(134)	$(25,894)	$(51,970)

(1)	The Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018

Unrealized losses on securities transferred:
Amortization of unrealized losses (1)	$(491)	$(138)
Tax benefit	103	29
Net of tax	$(388)	$(109)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	$256	$(827)
Tax (expense) benefit	(54)	174
Net of tax	$202	$(653)

Derivatives:
Realized net gain on interest rate swap derivatives (3)	$646	$106
Tax expense	(136)	(22)
Net of tax	$510	$84

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$22	$21
Tax expense	(5)	(4)
Net of tax	$17	$17

Amortization of pension plan:
Net actuarial loss (4)	$(542)	$(475)
Prior service credit (4)	1	2
Total before tax	(541)	(473)
Tax benefit	114	99
Net of tax	(427)	(374)
Total reclassifications for the period, net of tax	$(86)	$(1,035)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain (loss) on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 9 - Employee Benefit Plans.”

5.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity as of March 31, 2019 and December 31, 2018 are reflected in the tables below (in thousands):

	March 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$446,006	$9,130	$1,865	$453,271
Other stocks and bonds	3,000	—	79	2,921
Mortgage-backed securities: (1)
Residential	999,201	8,669	4,168	1,003,702
Commercial	416,618	910	1,167	416,361
Total	$1,864,825	$18,709	$7,279	$1,876,255

HELD TO MATURITY
Investment securities:
State and political subdivisions	$3,025	$29	$—	$3,054
Mortgage-backed securities: (1)
Residential	59,720	962	413	60,269
Commercial	84,686	514	857	84,343
Total	$147,431	$1,505	$1,270	$147,666

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$728,142	$6,115	$17,656	$716,601
Other stocks and bonds	3,000	—	291	2,709
Mortgage-backed securities: (1)
Residential	738,585	3,498	9,111	732,972
Commercial	543,758	941	7,545	537,154
Total	$2,013,485	$10,554	$34,603	$1,989,436

HELD TO MATURITY
Investment securities:
State and political subdivisions	$3,083	$5	$42	$3,046
Mortgage-backed securities: (1)
Residential	59,655	154	1,140	58,669
Commercial	100,193	201	2,328	98,066
Total	$162,931	$360	$3,510	$159,781

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $4.0 million ($3.1 million, net of tax) at March 31, 2019 and $15.3 million ($12.1 million, net of tax) at December 31, 2018. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the three months ended March 31, 2019 or the year ended December 31, 2018.
On January 1, 2019, we adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and in conjunction with the adoption recognized a cumulative effect adjustment to reduce retained earnings by $16.5 million, before tax, related to premiums on callable debt securities. Prior to January 1, 2019, premiums were amortized over the contractual life of the security. With the adoption of ASU 2017-08, premiums on debt securities will be amortized to the earliest call date.

The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$241	$—	$91,310	$1,865	$91,551	$1,865
Other stocks and bonds	2,921	79	—	—	2,921	79
Mortgage-backed securities:
Residential	14,666	83	314,543	4,085	329,209	4,168
Commercial	—	—	186,267	1,167	186,267	1,167
Total	$17,828	$162	$592,120	$7,117	$609,948	$7,279
HELD TO MATURITY
Mortgage-backed securities:
Residential	$1,213	$18	$4,759	$395	$5,972	$413
Commercial	—	—	44,916	857	44,916	857
Total	$1,213	$18	$49,675	$1,252	$50,888	$1,270

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$98,112	$899	$399,205	$16,757	$497,317	$17,656
Other stocks and bonds	2,709	291	—	—	2,709	291
Mortgage-backed securities:
Residential	5,552	27	488,334	9,084	493,886	9,111
Commercial	9,529	30	457,704	7,515	467,233	7,545
Total	$115,902	$1,247	$1,345,243	$33,356	$1,461,145	$34,603
HELD TO MATURITY
Investment securities:
State and political subdivisions	$235	$1	$2,022	$41	$2,257	$42
Mortgage-backed securities:
Residential	4,826	60	51,046	1,080	55,872	1,140
Commercial	399	2	89,168	2,326	89,567	2,328
Total	$5,460	$63	$142,236	$3,447	$147,696	$3,510

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at March 31, 2019.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. Agency MBS where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at March 31, 2019.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
U.S. Treasury	$—	$108
U.S. government agency debentures	—	89
State and political subdivisions	4,118	6,381
Other stocks and bonds	28	30
Mortgage-backed securities	12,474	10,894
Total interest income on securities	$16,620	$17,502

There was a $256,000 net realized gain from the AFS securities portfolio for the three months ended March 31, 2019, which consisted of $5.0 million in realized gains and $4.8 million in realized losses.  There was an $827,000 net realized loss from the AFS securities portfolio for the three months ended March 31, 2018, which consisted of $1.8 million in realized losses and $941,000 in realized gains. There were no sales from the HTM portfolio during the three months ended March 31, 2019 or 2018.  We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2019, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2019
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$3,827	$3,866
Due after one year through five years	7,743	7,741
Due after five years through ten years	29,416	30,332
Due after ten years	408,020	414,253
	449,006	456,192
Mortgage-backed securities	1,415,819	1,420,063
Total	$1,864,825	$1,876,255

	March 31, 2019
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$115	$115
Due after one year through five years	1,663	1,676
Due after five years through ten years	1,247	1,263
Due after ten years	—	—
	3,025	3,054
Mortgage-backed securities:	144,406	144,612
Total	$147,431	$147,666

Investment securities and MBS with carrying values of $1.03 billion and $1.08 billion were pledged as of March 31, 2019 and December 31, 2018, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) borrowings, repurchase agreements and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2019 and December 31, 2018, we had equity investments recorded in our consolidated balance sheets of $12.2 million and $12.1 million, respectively.

Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less any impairment, if any.

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized during the period on equity investments	$76	$(92)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$76	$(92)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2019.

Federal Home Loan Bank Stock

Our FHLB stock, which has limited marketability, is carried at cost.

6.     Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate loans:
Construction	$603,411	$507,732
1-4 family residential	786,198	794,499
Commercial	1,104,378	1,194,118
Commercial loans	367,995	356,649
Municipal loans	343,026	353,370
Loans to individuals	100,102	106,431
Total loans	3,305,110	3,312,799
Less: Allowance for loan losses (1)	24,155	27,019
Net loans	$3,280,955	$3,285,780

(1)	The allowance for loan loss recorded on purchased credit impaired (“PCI”) loans totaled $250,000 and $302,000 as of March 31, 2019 and December 31, 2018, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2019 consisted of $1.05 billion of owner and non-owner occupied real estate, $34.9 million of loans secured by multi-family properties and $17.3 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Provision (reversal) for loan losses (2)	662	(447)	(2,112)	734	(17)	262	(918)
Loans charged off	—	(18)	(1,215)	(451)	—	(601)	(2,285)
Recoveries of loans charged off	—	3	19	30	—	287	339
Balance at end of period	$4,259	$3,382	$10,660	$4,287	$508	$1,059	$24,155

	Three Months Ended March 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	(65)	(82)	3,266	333	(9)	292	3,735
Loans charged off	(14)	—	—	(85)	—	(668)	(767)
Recoveries of loans charged off	—	14	2	43	—	412	471
Balance at end of period	$3,597	$2,377	$14,089	$2,385	$851	$921	$24,220
(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan loss.

(2)
Of the $918,000 reversal of provision for loan losses for the three months ended March 31, 2019, $52,000 related to provision expense reversed on PCI loans. Of the $3.7 million recorded in provision for loan losses for the three months ended March 31, 2018, none related to provision expense on PCI loans.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	March 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$83	$3,100	$403	$1	$150	$3,750
Ending balance – collectively evaluated for impairment	4,246	3,299	7,560	3,884	507	909	20,405
Balance at end of period	$4,259	$3,382	$10,660	$4,287	$508	$1,059	$24,155

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$40	$5,337	$368	$1	$149	$5,908
Ending balance – collectively evaluated for impairment	3,584	3,804	8,631	3,606	524	962	21,111
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

(1)	The allowance for loan loss on PCI loans totaled $250,000 and $302,000 as of March 31, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	March 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$8	$1,295	$23,282	$1,914	$429	$142	$27,070
Loans collectively evaluated for impairment	603,257	776,725	1,049,049	364,363	342,597	99,618	3,235,609
Purchased credit impaired loans	146	8,178	32,047	1,718	—	342	42,431
Total ending loan balance	$603,411	$786,198	$1,104,378	$367,995	$343,026	$100,102	$3,305,110

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$12	$1,215	$33,013	$1,394	$429	$184	$36,247
Loans collectively evaluated for impairment	507,564	782,614	1,128,220	353,036	352,941	105,775	3,230,150
Purchased credit impaired loans	156	10,670	32,885	2,219	—	472	46,402
Total ending loan balance	$507,732	$794,499	$1,194,118	$356,649	$353,370	$106,431	$3,312,799

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	March 31, 2019
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$603,239	$23	$—	$149	$—	$603,411
1-4 family residential	780,827	35	98	4,439	799	786,198
Commercial	1,004,085	25,844	26,948	47,341	160	1,104,378
Commercial loans	360,398	1,131	3,251	3,129	86	367,995
Municipal loans	343,026	—	—	—	—	343,026
Loans to individuals	99,504	—	2	414	182	100,102
Total	$3,191,079	$27,033	$30,299	$55,472	$1,227	$3,305,110

	December 31, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$507,529	$163	$—	$28	$12	$507,732
1-4 family residential	787,516	37	100	5,489	1,357	794,499
Commercial	1,067,874	11,479	26,490	87,767	508	1,194,118
Commercial loans	349,495	520	3,189	2,988	457	356,649
Municipal loans	353,370	—	—	—	—	353,370
Loans to individuals	105,536	4	4	678	209	106,431
Total	$3,171,320	$12,203	$29,783	$96,950	$2,543	$3,312,799

(1)
Includes PCI loans comprised of $21,000 pass watch, $308,000 special mention, $2.9 million substandard and $317,000 doubtful as of March 31, 2019. Includes PCI loans comprised of $22,000 pass watch, $859,000 special mention, $3.9 million substandard and $1.2 million doubtful as of December 31, 2018.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual loans (1) (2)	$17,691	$35,770
Accruing loans past due more than 90 days (1) (3)	7,927	—
Restructured loans (4)	11,490	5,930
Other real estate owned	978	1,206
Repossessed assets	25	—
Total nonperforming assets	$38,111	$42,906

(1)	Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

(2)	Includes $10.7 million and $10.9 million of restructured loans as of March 31, 2019 and December 31, 2018, respectively.

(3)	The relationship comprising this figure subsequently paid off in the second quarter of 2019.

(4)	Includes $719,000 and $3.1 million in PCI loans restructured as of March 31, 2019 and December 31, 2018, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $155,000 and $147,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	March 31, 2019	December 31, 2018
Real estate loans:
Construction	$8	$12
1-4 family residential	1,395	2,202
Commercial	15,266	32,599
Commercial loans	758	639
Loans to individuals	264	318
Total	$17,691	$35,770
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

The following tables set forth impaired loans by class of loans, including the unpaid contractual principal balance, the recorded investment and the allowance for loan losses for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of March 31, 2019 or December 31, 2018.

	March 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$169	$136	$13
1-4 family residential	8,742	7,576	83
Commercial	26,333	24,965	3,100
Commercial loans	3,139	2,527	403
Municipal loans	429	429	1
Loans to individuals	636	484	150
Total (1)	$39,448	$36,117	$3,750

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$182	$148	$13
1-4 family residential	6,507	5,923	40
Commercial	36,457	34,744	5,337
Commercial loans	2,874	2,366	368
Municipal loans	429	429	1
Loans to individuals	825	657	149
Total (1)	$47,274	$44,267	$5,908

(1)	Includes $9.0 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of March 31, 2019 and December 31, 2018, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$5,894	$72	$—	$5,966	$597,445	$603,411
1-4 family residential	11,506	270	305	12,081	774,117	786,198
Commercial	895	—	7,939	8,834	1,095,544	1,104,378
Commercial loans	1,722	492	503	2,717	365,278	367,995
Municipal loans	—	—	—	—	343,026	343,026
Loans to individuals	1,144	206	62	1,412	98,690	100,102
Total	$21,161	$1,040	$8,809	$31,010	$3,274,100	$3,305,110

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$627	$307	$—	$934	$506,798	$507,732
1-4 family residential	7,441	1,258	1,335	10,034	784,465	794,499
Commercial	10,663	7,655	—	18,318	1,175,800	1,194,118
Commercial loans	1,946	705	591	3,242	353,407	356,649
Municipal loans	—	—	—	—	353,370	353,370
Loans to individuals	1,289	351	146	1,786	104,645	106,431
Total	$21,966	$10,276	$2,072	$34,314	$3,278,485	$3,312,799

(1)	Includes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$170	$5	$78	$—
1-4 family residential	5,336	79	3,923	41
Commercial	35,951	277	11,970	3
Commercial loans	2,602	31	1,623	17
Municipal loans	429	6	502	7
Loans to individuals	589	9	211	2
Total	$45,077	$407	$18,307	$70

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$113	$113	1
Commercial	7,627	—	—	7,627	1
Commercial loans	57	—	—	57	1
Loans to individuals	—	—	15	15	2
Total	$7,684	$—	$128	$7,812	5

	Three Months Ended March 31, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial loans	$207	$—	$—	$207	3
Loans to individuals	104	—	—	104	1
Total	$311	$—	$—	$311	4
The majority of loans restructured as TDRs during the three months ended March 31, 2019 and 2018 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2019 and 2018 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2019 and 2018, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in either period presented.
At March 31, 2019 and 2018, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	March 31, 2019	December 31, 2018
Outstanding principal balance	$47,034	$51,388
Carrying amount	$42,431	$46,402

The following table presents the changes in the accretable yield during the periods for PCI loans (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$15,054	$18,721
Changes in expected cash flows not affecting non-accretable differences	—	(1,445)
Reclassifications (to) from nonaccretable discount	262	(320)
Accretion	(796)	(1,138)
Balance at end of period	$14,520	$15,818

7. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2019	December 31, 2018
Federal funds purchased and repurchase agreements:
Balance at end of period	$8,637	$36,810
Average amount outstanding during the period (1)	16,788	10,880
Maximum amount outstanding during the period (2)	28,354	36,810
Weighted average interest rate during the period (3)	1.8%	1.4%
Interest rate at end of period (4)	1.1%	2.1%

FHLB borrowings:
Balance at end of period	$619,861	$719,065
Average amount outstanding during the period (1)	816,389	720,785
Maximum amount outstanding during the period (2)	1,004,997	957,231
Weighted average interest rate during the period (3)	2.2%	1.8%
Interest rate at end of period (4)	2.4%	2.3%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2019 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Federal funds purchased and repurchase agreements	$8,505	$132	$—	$—	$—	$—	$8,637
FHLB borrowings	462,665	145,429	6,000	—	—	5,767	619,861
Total obligations	$471,170	$145,561	$6,000	$—	$—	$5,767	$628,498

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.37% to 4.799% and with remaining maturities of 5 days to 9.3 years at March 31, 2019.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
Southside Bank has entered into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at both March 31, 2019 and December 31, 2018. Three of the variable rate advance agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate advance agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate advance agreements to fixed interest rates that average 1.58% with an average weighted maturity of 4.6 years at March 31, 2019. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2019. There were $28.0 million federal funds purchased at December 31, 2018.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2019, we had one outstanding letter of credit for $195,000. At March 31, 2019, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.34 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $8.6 million and $8.8 million at March 31, 2019 and December 31, 2018, respectively, and had maturities of less than two years.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

8. Long-term Debt

	March 31, 2019	December 31, 2018
	(in thousands)
Subordinated notes: (1)
5.50% Subordinated Notes, net of unamortized debt issuance costs (2)	$98,448	$98,407
Total Subordinated notes	98,448	98,407
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,555	20,554
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,247	60,246
Total Long-term debt	$158,695	$158,653

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.6 million at March 31, 2019 and December 31, 2018.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $64,000 at March 31, 2019 and $65,000 at December 31, 2018.

As of March 31, 2019, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

9.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2019	2018	2019	2018	2019	2018
Service cost	$316	$384	$—	$—	$60	$63
Interest cost	908	857	41	41	161	133
Expected return on assets	(1,504)	(1,620)	(73)	(73)	—	—
Net loss amortization	443	384	—	—	99	91
Prior service (credit) cost amortization	(3)	(3)	—	—	2	1
Net periodic benefit cost (income)	$160	$2	$(32)	$(32)	$322	$288

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, cash flow hedges of forecasted transactions or fair value hedges of a recognized asset or liability or as non-hedging instruments. Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent that they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

We have entered into certain interest rate swap contracts on specific variable rate FHLB advance agreements. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $270.0 million of variable rate advance agreements with the FHLB. The cash flows from the swap are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

During 2018, we entered into partial term fair value hedges for certain of our fixed rate callable available for sale municipal securities. These partial term hedges of selected cash flows covering the time periods to the call dates of the hedged securities were expected to be effective in offsetting changes in the fair value of the hedged securities. Interest rate swaps designated as partial-term fair value hedges were utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converted a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates. During the first quarter of 2019, our fair value hedging relationships were ineffective due to the sale of the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value loss recognized in earnings and recorded in interest income for the quarter ended March 31, 2019. The remaining fair value loss from the date of the sale of the hedged items through March 31, 2019, was recognized in earnings and recorded in noninterest income. As of March 31, 2019, the interest rate swaps were considered non-hedging instruments and were subsequently terminated on April 12, 2019.
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. If the forecasted transaction is deemed probable to not occur, the derivative gain or loss reported in AOCI shall be reclassified into earnings immediately. During 2017, we terminated two interest rate swap contracts designated as cash flow hedges. At the time of termination, we determined the underlying hedged forecasted transactions were still probable of occurring. The existing gain in AOCI will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.

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

At March 31, 2019, net derivative assets included $3.4 million of cash collateral received from counterparties under master netting agreements and net derivative liabilities included $2.2 million of cash collateral held by a counterparty to a master netting agreement. At March 31, 2019, we had $531,000 of cash collateral receivable that was not offset against derivative liabilities.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2019			December 31, 2018
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash flow Hedge-Financial institution counterparties	$270,000	$6,408	$1,243	$270,000	$9,388	$457
Swaps-Fair Value Hedge-Financial institution counterparties	—	—	—	21,100	—	657
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	114,348	75	3,180	93,967	1,119	1,087
Swaps-Customer counterparties	93,248	2,244	75	93,967	1,087	1,119
Gross derivatives		8,727	4,498		11,594	3,320
Offsetting derivative assets/liabilities		(2,254)	(2,254)		(2,201)	(2,201)
Cash collateral received/posted		(3,350)	(2,169)		(8,306)	—
Net derivatives included in the consolidated balance sheets (2)		$3,123	$75		$1,087	$1,119

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $1.4 million credit exposure related to interest rate swaps with financial institutions and $2.2 million related to interest rate swaps with customers at March 31, 2019. We had no credit exposure related to interest rate swaps with financial institutions and $1.1 million related to interest rate swaps with customers at December 31, 2018. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash flow hedge
Financial institution counterparties	$270,000	4.6	2.54%	1.58%	$270,000	4.8	2.45%	1.58%
Swaps-Fair value hedge
Financial institution counterparties	—	—	—	—	21,100	7.5	2.56	3.00
Swaps-Non-hedging
Financial institution counterparties	114,348	10.6	2.53	2.65	93,967	11.6	2.36	2.58
Customer counterparties	93,248	11.4	2.58	2.49	93,967	11.6	2.58	2.36

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

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at March 31, 2019 and December 31, 2018.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2019 and December 31, 2018, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 31, 2019
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$453,271	$—	$453,271	$—
Other stocks and bonds	2,921	—	2,921	—
Mortgage-backed securities: (1)
Residential	1,003,702	—	1,003,702	—
Commercial	416,361	—	416,361	—
Equity investments:
Equity investments	5,864	5,864	—	—
Derivative assets:
Interest rate swaps	8,727	—	8,727	—
Total asset recurring fair value measurements	$1,890,846	$5,864	$1,884,982	$—

Derivative liabilities:
Interest rate swaps	$4,498	$—	$4,498	$—
Total liability recurring fair value measurements	$4,498	$—	$4,498	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,003	$—	$—	$1,003
Impaired loans (2)	31,680	—	—	31,680
Total asset nonrecurring fair value measurements	$32,683	$—	$—	$32,683

	December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$716,601	$—	$716,601	$—
Other stocks and bonds	2,709	—	2,709	—
Mortgage-backed securities: (1)
Residential	732,972	—	732,972	—
Commercial	537,154	—	537,154	—
Equity investments:
Equity investments	5,791	5,791	—	—
Derivative assets:
Interest rate swaps	11,594	—	11,594	—
Total asset recurring fair value measurements	$2,006,821	$5,791	$2,001,030	$—

Derivative liabilities:
Interest rate swaps	$3,320	$—	$3,320	$—
Total liability recurring fair value measurements	$3,320	$—	$3,320	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,206	$—	$—	$1,206
Impaired loans (2)	37,813	—	—	37,813
Total asset nonrecurring fair value measurements	$39,019	$—	$—	$39,019

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Loans receivable - We estimate the fair value of our loan portfolio to an exit price notion with adjustments for liquidity, credit and prepayment factors. Nonperforming loans are estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$269,943	$269,943	$269,943	$—	$—
Investment securities:
Held to maturity, at carrying value	3,025	3,054	—	3,054	—
Mortgage-backed securities:
Held to maturity, at carrying value	144,406	144,612	—	144,612	—
FHLB stock, at cost	35,269	35,269	—	35,269	—
Equity investments	6,318	6,318	—	6,318	—
Loans, net of allowance for loan losses	3,280,955	3,293,896	—	—	3,293,896
Loans held for sale	384	384	—	384	—
Financial liabilities:
Deposits	$4,567,893	$4,563,629	$—	$4,563,629	$—
Federal funds purchased and repurchase agreements	8,637	8,637	—	8,637	—
FHLB borrowings	619,861	614,247	—	614,247	—
Subordinated notes, net of unamortized debt issuance costs	98,448	98,400	—	98,400	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,247	57,637	—	57,637	—

		Estimated Fair Value
December 31, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,719	$120,719	$120,719	$—	$—
Investment securities:
Held to maturity, at carrying value	3,083	3,046	—	3,046	—
Mortgage-backed securities:
Held to maturity, at carrying value	159,848	156,735	—	156,735	—
FHLB stock, at cost	32,583	32,583	—	32,583	—
Equity investments	6,302	6,302	—	6,302	—
Loans, net of allowance for loan losses	3,285,780	3,251,923	—	—	3,251,923
Loans held for sale	601	601	—	601	—
Financial liabilities:
Deposits	$4,425,030	$4,417,902	$—	$4,417,902	$—
Federal funds purchased and repurchase agreements	36,810	36,810	—	36,810	—
FHLB borrowings	719,065	708,904	—	708,904	—
Subordinated notes, net of unamortized debt issuance costs	98,407	97,611	—	97,611	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	54,729	—	54,729	—

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

12.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Current income tax expense	$3,011	$2,345
Deferred income tax expense (benefit)	126	(255)
Income tax expense	$3,137	$2,090

Net deferred tax assets totaled $491,000 at March 31, 2019 and $9.8 million at December 31, 2018.  No valuation allowance for the net deferred tax asset was recorded at March 31, 2019 or December 31, 2018, as management believes it is more likely than not that all of the net deferred tax asset will be realized in future years. Unrecognized tax benefits were not material at March 31, 2019 or December 31, 2018.

We recognized income tax expense of $3.1 million, for an effective tax rate (“ETR”) of 14.3% for the three months ended March 31, 2019, compared to income tax expense of $2.1 million, for an ETR of 11.4%, for the three months ended March 31, 2018. The higher ETR for the three months ended March 31, 2019 was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2018. The ETR differs from the stated rate of 21% for the three months ended March 31, 2019 and 2018 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 or Texas state tax examinations by tax authorities for years before 2014.

13.     Leases

We lease certain retail- and full-service branch locations, ATM locations, certain equipment and a loan production office.  Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease cost, which is comprised of the amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is included in net occupancy expense on our consolidated statements of income. We evaluate the lease term by assuming the exercise of options to extend that are reasonably assured and those option periods covered by an option to terminate the lease, if deemed not reasonably certain to be exercised. The lease term is used to determine the straight-line expense and limits the depreciable life of any related leasehold improvements. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in net occupancy expense on our consolidated statements of income, consistent with similar costs for owned locations, but is not included in operating lease cost below.
Our leases have remaining lease terms ranging from 7 months to 20.1 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 2 years. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
We are also party to operating leases where we lease properties we own to third parties. Operating lease income received from tenants who rent our properties is reported as a reduction to occupancy expense on our consolidated statements of income. The underlying assets associated with these operating leases are included in premises and equipment on our consolidated balance sheets.
Balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$9,455
Operating lease liabilities	$9,811

The components of lease cost were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$394

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows from operating leases	$340
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

Additional information related to leases was as follows:

March 31, 2019
Weighted average remaining lease term (in years)	12.3
Weighted average discount rate	3.91%

Future minimum rental commitments due under non-cancelable operating leases at March 31, 2019 were as follows (in thousands):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$977
2020	1,287
2021	1,180
2022	1,142
2023	992
2024 and thereafter	7,219
Total lease payments	12,797
Less: Interest	(2,986)
Present value of lease liabilities	$9,811

We also lease certain of our owned facilities or portions thereof to third parties. Our primary leased facility is a 202,000 square-foot office building in Fort Worth, Texas that is used for a branch location and certain bank operations. We occupy approximately 41,000 square feet of the building and lease the remaining space to various tenants. Some of these leases contain options to renew and options to terminate at the discretion of the tenant.

Gross rental income from these leases were as follows (in thousands):

Three Months Ended March 31, 2019
Gross rental income	$745

At March 31, 2019, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,050
2020	2,572
2021	1,487
2022	1,466
2023	1,227
2024 and thereafter	4,048
Total lease payments	$12,850

14.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2019	December 31, 2018
Unused commitments:
Commitments to extend credit	$900,422	$874,557
Standby letters of credit	26,826	27,438
Total	$927,248	$901,995

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

Securities. In the normal course of business we buy and sell securities. At March 31, 2019, there were $55.8 million of unsettled trades to purchase securities and $95.5 million unsettled trades to sell securities. At December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at March 31, 2019. There were $15.2 million unsettled issuances of brokered CDs at December 31, 2018.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank’s ability to pay dividends to us;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	the failure to maintain an effective system of controls and procedures, including internal control over financial reporting;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. Agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. Agency MBS prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to fluctuations in the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline; and

•	other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Critical Accounting Estimates
Our accounting and reporting estimates conform with U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters that are highly uncertain to be critical accounting estimates. We consider our critical accounting policies to include allowance for losses on loans, estimation of fair value, business combination and pension plan accounting.
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 - Summary of Significant Accounting Policies” and “Note 6 - Loans and Allowance for Probable Loan Losses” in the notes to consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 - Summary of Significant Accounting and Reporting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of the date of this report, there have been no significant changes to our critical accounting estimates.

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three months ended March 31, 2019 and 2018, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three months ended March 31, 2019 and 2018, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2019	2018
Net interest income (GAAP)	$41,125	$44,133
Tax equivalent adjustments:
Loans	598	582
Investment securities (tax-exempt)	1,614	1,619
Net interest income (FTE) (1)	$43,337	$46,334

Average earning assets	$5,733,116	$5,891,352

Net interest margin	2.91%	3.04%
Net interest margin (FTE) (1)	3.07%	3.19%

Net interest spread	2.56%	2.80%
Net interest spread (FTE) (1)	2.71%	2.95%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2019	December 31, 2018
Unused commitments:
Commitments to extend credit	$900,422	$874,557
Standby letters of credit	26,826	27,438
Total	$927,248	$901,995

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

Securities. In the normal course of business we buy and sell securities. At March 31, 2019, there were $55.8 million of unsettled trades to purchase securities and $95.5 million unsettled trades to sell securities. At December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at March 31, 2019. There were $15.2 million unsettled issuances of brokered CDs at December 31, 2018.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the three months ended March 31, 2019, our net income increased $2.6 million, or 15.8%, to $18.8 million from $16.3 million for the same period in 2018. The increase in net income was largely driven by the $4.7 million decrease in provision for loan losses and $2.0 million decrease in noninterest expense, as well as, a $1.8 million increase in interest income, partially offset by a $4.8 million increase in interest expense and a $1.0 million increase in income tax expense. Earnings per diluted common share increased $0.10, or 21.7% to $0.56 for the three months ended March 31, 2019, from $0.46 for the same period in 2018.

Financial Condition

Our total assets increased $93.7 million, or 1.5%, to $6.22 billion at March 31, 2019 from $6.12 billion at December 31, 2018. Our securities portfolio decreased by $128.7 million, or 6.0%, to $2.02 billion, compared to $2.15 billion at December 31, 2018 primarily due to sales of lower yielding AFS securities. Our FHLB stock increased $2.7 million, or 8.2%, to $35.3 million from $32.6 million at December 31, 2018 primarily due to increases in the amount of FHLB stock we were required to hold throughout the quarter that was not immediately repurchased by the FHLB as our FHLB borrowings declined. Our interest earning deposits increased $160.7 million, or 673.0%, to $184.6 million at March 31, 2019, compared to $23.9 million at December 31, 2018, a direct result of securities sold in March 2019 that were not yet reinvested.

Loans decreased $7.7 million, or 0.2%, to $3.31 billion compared to December 31, 2018. The net decrease in our loan portfolio was comprised of decreases of $89.7 million of commercial real estate loans, $10.3 million of municipal loans, $8.3 million of 1-4 family residential loans and $6.3 million of loans to individuals, partially offset by increases of $95.7 million of construction loans and $11.3 million of commercial loans.

Our nonperforming assets at March 31, 2019 decreased 11.2%, to $38.1 million and represented 0.61% of total assets, compared to $42.9 million, or 0.70% of total assets at December 31, 2018.  Nonaccruing loans decreased $18.1 million, or 50.5%, to $17.7 million, and the ratio of nonaccruing loans to total loans decreased to 0.54% at March 31, 2019 compared to 1.08% at December 31, 2018.  The decrease in nonaccrual loans was primarily the result of the sale of three commercial real estate loans of approximately $16.7 million. Our accruing loans past due more than 90 days increased $7.9 million consisting of one commercial real estate loan that paid off in full on April 15, 2019. Restructured loans were $11.5 million at March 31, 2019, an increase of 93.8%, from $5.9 million at December 31, 2018 due to the renegotiation of a commercial real estate loan. Other Real Estate Owned (“OREO”) decreased to $978,000 at March 31, 2019 from $1.2 million at December 31, 2018.

Our deposits increased $142.9 million, or 3.2%, to $4.57 billion at March 31, 2019 from $4.43 billion at December 31, 2018, which was comprised of an increase of $99.4 million in interest bearing deposits and an increase of $43.4 million in noninterest bearing deposits. The increase in our deposits during 2019 was the result of an increase in private deposits of $194.3 million, partially offset by a decrease in public fund deposits of $51.4 million. Brokered deposits, included in our private deposits, increased $130.0 million, or 53.5%, for the three months ended March 31, 2019.

Total FHLB borrowings decreased $99.2 million, or 13.8%, to $619.9 million at March 31, 2019 from $719.1 million at December 31, 2018, while our brokered deposits increased $130.0 million, or 53.5%, to $373.1 million at March 31, 2019 from $243.1 million at December 31, 2018, as we adjusted our overall interest rate risk objectives in response to the decreases in our securities portfolio and the rising interest rate market.
The increase in shareholders’ equity was the result of a decrease in accumulated other comprehensive loss of $34.5 million, net income of $18.8 million, stock compensation expense of $661,000, common stock issued under our dividend reinvestment plan of $355,000 and net issuance of common stock under employee stock plans of $338,000, partially offset by a reduction to retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08, as well as cash dividends paid of $10.1 million and the repurchase of $1.3 million of our common stock.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk and economic risk indicators.

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB or the brokered CD market. These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities and U.S. Treasury securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of risks related to interest rates.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
Our investment securities and U.S. Agency MBS decreased from $2.15 billion at December 31, 2018 to $2.02 billion at March 31, 2019. The decrease was due to the realignment of the securities portfolio during the quarter to meet our balance sheet strategy and ALCO objectives.
During the three months ended March 31, 2019, we sold over $520.0 million of AFS securities that resulted in a net realized gain of $256,000. We sold Texas municipal securities and U.S. Government Agency MBS. The sales of lower yielding fixed rate securities were to help alleviate margin compression brought on by the flattening yield curve. During the three months ended March 31, 2019, sales of securities were partially offset by purchases of U.S. Agency MBS and primarily Texas municipal securities with higher yields.
At March 31, 2019, securities as a percentage of assets decreased to 32.5%, as compared to 35.1% at December 31, 2018 due primarily to the $128.7 million, or 6.0%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.

Our FHLB borrowings decreased 13.8%, or $99.2 million, to $619.9 million at March 31, 2019 from $719.1 million at December 31, 2018. Southside Bank has entered into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at both March 31, 2019 and December 31, 2018. Three of the variable rate advance agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate advance agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate advance agreements to fixed interest rates that average 1.58% with an average weighted maturity of 4.6 years at March 31, 2019. The remaining $40.0 million of variable rate advance agreements have interest rates that closely approximate one-month LIBOR. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased 54.6% from $238.1 million at December 31, 2018 to $368.1 million at March 31, 2019, due to lower funding costs currently offered compared to other wholesale funding alternatives and ALCO objectives. At March 31, 2019, our brokered CDs had a weighted average cost of 231 basis points and remaining maturities of less than ten months. Our wholesale funding policy currently allows maximum brokered deposits of $400.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the three months ended March 31, 2019, the increase in brokered CDs, resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 23.7% at March 31, 2019 from 23.0% at December 31, 2018, partially offset by the decrease in FHLB borrowings.

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

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans	$41,619	$38,830
Investment securities – taxable	28	227
Investment securities – tax-exempt	4,118	6,381
Mortgage-backed securities	12,474	10,894
FHLB stock and other investments	355	414
Other interest earning assets	433	448
Total interest income	59,027	57,194
Interest expense:
Deposits	11,241	7,451
FHLB borrowings	4,457	3,632
Subordinated notes	1,400	1,398
Trust preferred subordinated debentures	729	569
Other borrowings	75	11
Total interest expense	17,902	13,061
Net interest income	$41,125	$44,133

Net Interest Income

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2018, the Federal Reserve increased the federal funds rate by 25 basis points and an additional 75 basis points through the remainder of 2018. These increases in short term interest rates have contributed to net interest margin compression.
Net interest income for the three months ended March 31, 2019 decreased $3.0 million, or 6.8%, to $41.1 million, compared to $44.1 million for the same period in 2018. The decrease in net interest income for the three months ended March 31, 2019, compared to the same period in 2018, was the result of the increase in interest expense primarily from our deposits and FHLB borrowings, partially offset by an increase in interest income primarily from our loan portfolio. Total interest expense increased $4.8 million, or 37.1%, to $17.9 million during the three months ended March 31, 2019, compared to $13.1 million during the same period in 2018. Total interest income increased $1.8 million, or 3.2%, to $59.0 million during the three months ended March 31, 2019, compared to $57.2 million during the same period in 2018. Our net interest margin (FTE) decreased to 3.07% for the three months ended March 31, 2019, compared to 3.19% for the same period in 2018 and our net interest spread (FTE) decreased to 2.71%, compared to 2.95% for the same period in 2018.

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

	Three Months Ended March 31, 2019 Compared to 2018
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$(46)	$2,855	$2,809
Loans held for sale	(9)	5	(4)
Investment securities (taxable)	(287)	88	(199)
Investment securities (tax-exempt) (1)	(1,343)	(925)	(2,268)
Mortgage-backed securities	654	926	1,580
FHLB stock, at cost, and equity investments	(86)	27	(59)
Interest earning deposits	(197)	184	(13)
Federal funds sold	(26)	24	(2)
Total earning assets	(1,340)	3,184	1,844
Interest expense on:
Savings deposits	4	70	74
Time deposits	(53)	1,855	1,802
Interest bearing demand deposits	(45)	1,959	1,914
FHLB borrowings	(480)	1,305	825
Subordinated notes, net of unamortized debt issuance costs	2	—	2
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	160	160
Other borrowings	20	44	64
Total interest bearing liabilities	(552)	5,393	4,841
Net change	$(788)	$(2,209)	$(2,997)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in the average yield on earning assets to 4.33% for the three months ended March 31, 2019 from 4.09% for the three months ended March 31, 2018, partially offset by the decrease in average earning assets of $158.2 million, or 2.7%, to $5.73 billion for the three months ended March 31, 2019, from $5.89 billion for the same period in 2018. The increase in the average yield on total earning assets during the three months ended March 31, 2019 was primarily due to rising interest rates due to continued increases in the federal funds rate during 2018. The decrease in average earning assets was primarily the result of the decreases in average securities and average interest earning deposits during 2019.
The increase in total interest expense for the three months ended March 31, 2019 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.62% for the three months ended March 31, 2019 from 1.14% for the three months ended March 31, 2018, slightly offset by the decrease in average interest bearing liabilities of $138.6 million, or 3.0%, to $4.49 billion during the three months ended March 31, 2019 from $4.63 billion during the three months ended March 31, 2018.  The increase in average rates paid on interest bearing liabilities was primarily due to the increases in the federal fund rate during 2018. The decrease in average interest-bearing liabilities was primarily the result of the decrease in average FHLB borrowings.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2019 and 2018. The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2019			March 31, 2018
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,296,665	$42,210	5.19%	$3,300,506	$39,401	4.84%
Loans held for sale	611	7	4.65%	1,543	11	2.89%
Securities:
Investment securities (taxable) (2)	3,000	28	3.79%	39,332	227	2.34%
Investment securities (tax-exempt) (2)	659,187	5,732	3.53%	805,091	8,000	4.03%
Mortgage-backed and related securities (2)	1,647,564	12,474	3.07%	1,557,140	10,894	2.84%
Total securities	2,309,751	18,234	3.20%	2,401,563	19,121	3.23%
FHLB stock, at cost, and equity investments	53,764	355	2.68%	67,000	414	2.51%
Interest earning deposits	64,690	386	2.42%	107,488	399	1.51%
Federal funds sold	7,635	47	2.50%	13,252	49	1.50%
Total earning assets	5,733,116	61,239	4.33%	5,891,352	59,395	4.09%
Cash and due from banks	83,147			78,031
Accrued interest and other assets	513,738			493,974
Less: Allowance for loan losses	(27,060)			(21,005)
Total assets	$6,302,941			$6,442,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings deposits	$360,664	258	0.29%	$353,770	184	0.21%
Time deposits	1,154,203	5,697	2.00%	1,170,024	3,895	1.35%
Interest bearing demand deposits	1,982,891	5,286	1.08%	2,009,154	3,372	0.68%
Total interest bearing deposits	3,497,758	11,241	1.30%	3,532,948	7,451	0.86%
FHLB borrowings	816,389	4,457	2.21%	928,677	3,632	1.59%
Subordinated notes, net of unamortized debt issuance costs	98,428	1,400	5.77%	98,267	1,398	5.77%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	729	4.91%	60,241	569	3.83%
Other borrowings	16,788	75	1.81%	8,103	11	0.55%
Total interest bearing liabilities	4,489,609	17,902	1.62%	4,628,236	13,061	1.14%
Noninterest bearing deposits	986,343			1,016,707
Accrued expenses and other liabilities	89,768			44,015
Total liabilities	5,565,720			5,688,958
Shareholders’ equity	737,221			753,394
Total liabilities and shareholders’ equity	$6,302,941			$6,442,352
Net interest income (FTE)		$43,337			$46,334
Net interest margin (FTE)			3.07%			3.19%
Net interest spread (FTE)			2.71%			2.95%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2019 and 2018, loans totaling $17.7 million and $34.5 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2019
			Change From
	2019	2018	2018
Deposit services	$5,986	$6,179	$(193)	(3.1)%
Net gain (loss) on sale of securities available for sale	256	(827)	1,083	131.0%
Gain on sale of loans	93	115	(22)	(19.1)%
Trust income	1,541	1,760	(219)	(12.4)%
Bank owned life insurance income	544	632	(88)	(13.9)%
Brokerage services	517	450	67	14.9%
Other noninterest income	601	1,301	(700)	(53.8)%
Total noninterest income	$9,538	$9,610	$(72)	(0.7)%
The 0.7% decrease in noninterest income for the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to decreases in other noninterest income, trust income and deposit services income, partially offset by an increase in net gain on sale of securities available for sale.
The decrease in deposit services income is primarily a result of a decrease in returned check fees, partially offset by increases in net debit card income and overdraft fees.
During the three months ended March 31, 2019, we sold Texas municipal securities and mortgage related securities that resulted in a net gain on sale of AFS securities of $256,000.
The decrease in gain on sale of loans during the three months ended March 31, 2019, compared to the same period in 2018, was due to a decline in the volume of loans sold.
The decrease in trust income for the three months ended March 31, 2019 was primarily due to the result of the integration of the trust fee billing cycle during the first quarter of 2018 in connection with the Diboll acquisition.
The decrease in bank owned life insurance income during the three months ended March 31, 2019 compared to March 31, 2018 was primarily due to the decrease in the amount of bank owned life insurance held at March 31, 2019.
Brokerage services income increased during the three months ended March 31, 2019, compared to the same period in 2018, due to a general increase in production.
Other noninterest income decreased during the three months ended March 31, 2019 primarily due to a partial loss on a fair value hedge interest rate swap and a decrease in mortgage servicing fee income.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2019
			Change From
	2019	2018	2018
Salaries and employee benefits	$18,046	$18,559	$(513)	(2.8)%
Net occupancy expense	3,175	3,583	(408)	(11.4)%
Acquisition expense	—	832	(832)	(100.0)%
Advertising, travel & entertainment	847	685	162	23.6%
ATM expense	180	346	(166)	(48.0)%
Professional fees	1,314	1,070	244	22.8%
Software and data processing expense	1,076	1,023	53	5.2%
Telephone and communications	487	538	(51)	(9.5)%
FDIC insurance	422	497	(75)	(15.1)%
Amortization expense on intangibles	1,179	1,378	(199)	(14.4)%
Other noninterest expense	2,901	3,156	(255)	(8.1)%
Total noninterest expense	$29,627	$31,667	$(2,040)	(6.4)%
The decrease in noninterest expense for the three months ended March 31, 2019, compared to the same period in 2018, was the result of decreases in acquisition expense, salaries and employee benefits expense, net occupancy expense and other noninterest expense.
Salary and employee benefits decreased for the three months ended March 31, 2019, compared to the same period in 2018, due to decreases in direct salary expense and retirement expense, partially offset by an increase in health insurance expense. Direct salary expense decreased $543,000, or 3.4%, during the three months ended March 31, 2019, compared to the same period in 2018, due to one-time bonus payments in the first quarter of 2018 of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act. The decrease in 2019 was partially offset by normal salary increases effective in the first quarter of 2019.
Retirement expense decreased $180,000, or 16.9%, for the three months ended March 31, 2019, compared to the same period in 2018, due to decreases in our split dollar agreement expense, defined benefit pension plan expense as well as deferred compensation plan expense. The decrease during the three months ended March 31, 2019 was primarily due to the death of a retired covered officer during the second quarter of 2018 and a decrease in estimated service cost related to net periodic benefit cost of our defined benefit pension plan.
Health and life insurance expense, included in salaries and employee benefits, increased $210,000, or 14.1%, during the three months ended March 31, 2019, compared to the same period in 2018. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2019.
Net occupancy expense decreased during the three months ended March 31, 2019, compared to the same period in 2018, due to a decrease in depreciation expense from acquired Diboll assets that became fully depreciated during 2018, as well as a decrease in rent expense due to additional rent expense of $164,000 recorded during the first quarter of 2018 in connection with the closure of one of our retail branches located within close proximity to an acquired Diboll location.
For the three months ended March 31, 2018, acquisition expense consisted primarily of $652,000 in change in control payment accruals and severance payments and $180,000 in additional professional fees.
Advertising, travel and entertainment expense increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increases in media advertising and donations.
ATM expense decreased for the three months ended March 31, 2019, compared to the same period in 2018, due to higher costs initially recognized after the Diboll acquisition in late 2017 related to Diboll ATM expense.
Professional fees increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increases in audit and legal fees.

FDIC insurance decreased for the three months ended March 31, 2019, compared to the same period in 2018, due to a decrease in our FDIC assessment base and rate.
Amortization expense on intangibles decreased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
The decrease in other noninterest expense for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to decreases in losses on other real estate owned, online banking expense, printing and supplies expense, credit card related expense, losses on loans sold with recourse and other various noninterest expenses related to cost synergies due to the full integration of Diboll in 2019, compared to the partial integration in the first quarter of 2018. These decreases were partially offset by an increase computer supplies and the net periodic benefit cost of retirement plans.
Income Taxes
Pre-tax income for the three months ended March 31, 2019 was $22.0 million, compared to $18.3 million for the same period in 2018. We recorded income tax expense of $3.1 million for the three months ended March 31, 2019, compared to income tax expense of $2.1 million for the same period in 2018. The effective tax rate (“ETR”) as a percentage of pre-tax income was 14.3% for the three months ended March 31, 2019, compared to an ETR as a percentage of pre-tax income of 11.4% for the same period in 2018.   The higher ETR for the three months ended March 31, 2019, compared to the same period in 2018, was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income.
The ETR differs from the stated rate of 21% for the three months ended March 31, 2019 and 2018 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax asset totaled $491,000 at March 31, 2019, compared to $9.8 million at December 31, 2018. The $9.3 million decrease in the net deferred tax asset is primarily the result of the increase in unrealized gain in the AFS securities portfolio.
See “Note 12-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance for the net deferred tax asset was recorded at March 31, 2019 or December 31, 2018, as management believes it is more likely than not that all of the net deferred tax asset will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2019, these investments were 6.6% of total assets, as compared with 4.0% for December 31, 2018 and 6.4% for March 31, 2018. The increase to 6.6% at March 31, 2019 is primarily reflective of an increase in our interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at March 31, 2019. There were $28.0 million federal funds purchased at December 31, 2018.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2019, we had one outstanding letter of credit for $195,000.  At March 31, 2019, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities was approximately $1.34 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Capital Resources
Our total shareholders’ equity at March 31, 2019 increased 3.7%, or $26.7 million, to $758.0 million, or 12.2% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018.
The increase in shareholders’ equity was the result of a decrease in accumulated other comprehensive loss of $34.5 million, net income of $18.8 million, stock compensation expense of $661,000, common stock issued under our dividend reinvestment plan of $355,000 and net issuance of common stock under employee stock plans of $338,000, partially offset by a reduction to retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08, as well as cash dividends paid of $10.1 million and the repurchase of $1.3 million of our common stock.
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
Failure to meet minimum capital requirements under the 2015 Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of March 31, 2019, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
March 31, 2019	(dollars in thousands)
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$561,566	14.38%	$175,725	4.50%	N/A	N/A
Bank Only	$696,364	17.83%	$175,712	4.50%	$253,806	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$620,002	15.88%	$234,300	6.00%	N/A	N/A
Bank Only	$696,364	17.83%	$234,282	6.00%	$312,376	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$744,439	19.06%	$312,400	8.00%	N/A	N/A
Bank Only	$722,353	18.50%	$312,376	8.00%	$390,470	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$620,002	10.18%	$243,676	4.00%	N/A	N/A
Bank Only	$696,364	11.44%	$243,549	4.00%	$304,437	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018	(dollars in thousands)
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of March 31, 2019, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2019	2018
Return on average assets	1.21%	1.02%
Return on average shareholders’ equity	10.35	8.75
Dividend payout ratio – Basic	53.57	60.87
Dividend payout ratio – Diluted	53.57	60.87
Average shareholders’ equity to average total assets	11.70	11.69

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2018.  There were no substantial changes in these concentrations during the three months ended March 31, 2019.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2018	March 31 2018
	March 31, 2019	December 31, 2018	March 31, 2018	Change (%)	Change (%)
Real estate loans:
Construction	$603,411	$507,732	$474,791	18.8%	27.1%
1-4 family residential	786,198	794,499	797,088	(1.0)%	(1.4)%
Commercial	1,104,378	1,194,118	1,285,591	(7.5)%	(14.1)%
Commercial loans	367,995	356,649	281,901	3.2%	30.5%
Municipal loans	343,026	353,370	342,404	(2.9)%	0.2%
Loans to individuals	100,102	106,431	127,852	(5.9)%	(21.7)%
Total loans	$3,305,110	$3,312,799	$3,309,627	(0.2)%	(0.1)%
Our loan portfolio decreased $7.7 million, or 0.2%, at March 31, 2019 compared to December 31, 2018 in the commercial real estate, municipal loans, 1-4 family residential and loans to individuals portfolios, with those decreases partially offset by increases in the construction loan and commercial loan portfolios.
Our loan portfolio decreased $4.5 million, or 0.1%, at March 31, 2019 compared to March 31, 2018 in loans to individuals, commercial real estate, and 1-4 family residential loan portfolios, with those decreases partially offset by increases in the commercial loan and construction loan portfolios.
At March 31, 2019, our real estate loans represented 75.5% of our loan portfolio and are comprised of construction loans of 24.2%, 1-4 family residential loans of 31.5% and commercial real estate loans of 44.3%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Despite a significant reduction in oil prices during 2015 and 2016 when the price per barrel of crude oil traded below $30 at one point, the Texas economy as a whole has continued to perform very well, reflective of the economic diversity Texas has achieved. Energy loans comprised approximately 3.06% and 1.92% of our loan portfolio at March 31, 2019 and December 31, 2018, respectively. During the last three years, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has experienced slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve exceeded that of the U.S. average. We cannot predict whether current economic conditions will improve, remain the same or decline.

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
As of March 31, 2019, our review of the loan portfolio indicated that a loan loss allowance of $24.2 million was appropriate to cover probable losses in the portfolio.  Changes in economic and other conditions, including the adoption of ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments” (“CECL”), which is effective beginning with the first quarter of 2020, may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2019, the allowance for loan losses decreased $2.9 million, or 10.6%, to $24.2 million, or 0.73% of total loans, when compared to $27.0 million, or 0.82% of total loans at December 31, 2018. The decrease in the allowance for loan losses was primarily the result of $1.2 million in charge-offs associated with the three nonaccrual loans sold during the first quarter of 2019 that were previously in nonaccrual status and a partial reversal of provision in the first quarter.
For the three months ended March 31, 2019, loan charge-offs were $2.3 million and recoveries were $339,000. For the three months ended March 31, 2018, loan charge-offs were $767,000 and recoveries were $471,000. For the three months ended March 31, 2019, we recorded a partial reversal of provision of $918,000, a decrease of $4.7 million, or 124.6%, from $3.7 million, for the comparable period in 2018. The decrease in provision expense for the three months ended March 31, 2019 was primarily due to three large commercial real estate loans placed on nonaccrual status in 2018 that were sold during the first quarter of 2019.
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

The following table sets forth nonperforming assets for the periods presented (in thousands):

				Compared to
				December 31, 2018	March 31, 2018
	March 31, 2019	December 31, 2018	March 31, 2018	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$8	$12	$71	(33.3)%	(88.7)%
1-4 family residential	1,395	2,202	1,739	(36.6)%	(19.8)%
Commercial real estate	15,266	32,599	31,196	(53.2)%	(51.1)%
Commercial	758	639	1,142	18.6%	(33.6)%
Loans to individuals	264	318	397	(17.0)%	(33.5)%
Total nonaccrual loans (1)	17,691	35,770	34,545	(50.5)%	(48.8)%

Accruing loans past due more than 90 days (1)	7,927	—	4	100.0%	198,075.0%
Restructured loans (2)	11,490	5,930	5,839	93.8%	96.8%
Other real estate owned	978	1,206	2,014	(18.9)%	(51.4)%
Repossessed assets	25	—	42	100.0%	(40.5)%
Total nonperforming assets	$38,111	$42,906	$42,444	(11.2)%	(10.2)%

Asset quality ratios:
Nonaccruing loans to total loans	0.54%	1.08%	1.04%
Allowance for loan losses to nonaccruing loans	136.54	75.54	70.11
Allowance for loan losses to nonperforming assets	63.38	62.97	57.06
Allowance for loan losses to total loans	0.73	0.82	0.73
Nonperforming assets to total assets	0.61	0.70	0.67
Net charge-offs to average loans	0.24	0.07	0.04
(1) Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.
(2) Includes $719,000, $3.1 million and $2.9 million in PCI loans restructured as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Our accruing loans past due more than 90 days consisted of one commercial real estate loan that paid off in full on April 15, 2019. Additionally, our restructured loans increased $5.6 million due to the renegotiation of a commercial real estate loan.

The OREO at March 31, 2019 consisted of construction, 1-4 family residential and commercial real estate properties. We are actively marketing all OREO properties and none are being held for investment purposes.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no significant changes in the types of market risks we face since December 31, 2018.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates, many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates, and none are assumed to go negative. As of March 31, 2019, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 2.74% and 1.28%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.60% and 5.76%, respectively, relative to the base case over the next 12 months. As of December 31, 2018, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 1.51% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.29%, relative to the base case over the next 12 months, while immediate decreases in interest rates of 100 and 200 basis points would result in negative variances on net interest income of 0.22% and 3.34%, respectively, relative to the base case over the next 12 months.  As of March 31, 2018, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.63% and 0.41%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.94% and 4.78%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	April 30, 2019	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2019	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)