Form 10-Q
period 2019-06-30
SOUTHSIDE BANCSHARES INC
filed 2019-08-01
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 0-12247
SOUTHSIDE BANCSHARES INC
(Exact name of registrant as specified in its charter)

Texas			75-1848732
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1201 S. Beckham Avenue,	Tyler,	Texas	75701
(Address of principal executive offices)			(Zip Code)
903-531-7111
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.25 par value	SBSI	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 29, 2019 was 33,756,168 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$77,319	$87,375
Interest earning deposits	54,642	23,884
Federal funds sold	560	9,460
Total cash and cash equivalents	132,521	120,719
Securities:
Securities available for sale, at estimated fair value	2,088,787	1,989,436
Securities held to maturity, at carrying value (estimated fair value of $151,307 and $159,781, respectively)	147,091	162,931
Federal Home Loan Bank stock, at cost	44,718	32,583
Equity investments	12,374	12,093
Loans held for sale	1,812	601
Loans:
Loans	3,460,143	3,312,799
Less: Allowance for loan losses	(24,705)	(27,019)
Net loans	3,435,438	3,285,780
Premises and equipment, net	140,105	135,972
Operating lease right-of-use assets	9,812	—
Goodwill	201,116	201,116
Other intangible assets, net	15,471	17,779
Interest receivable	25,167	27,287
Deferred tax asset, net	—	9,776
Unsettled issuances of brokered certificates of deposit	—	15,236
Bank owned life insurance	99,294	98,160
Other assets	19,164	14,025
Total assets	$6,372,870	$6,123,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,028,861	$994,680
Interest bearing	3,450,395	3,430,350
Total deposits	4,479,256	4,425,030
Other borrowings	26,064	36,810
Federal Home Loan Bank borrowings	823,757	719,065
Subordinated notes, net of unamortized debt issuance costs	98,490	98,407
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,248	60,246
Deferred tax liability, net	5,029	—
Unsettled trades to purchase securities	38,569	6,378
Operating lease liabilities	10,204	—
Other liabilities	43,488	46,267
Total liabilities	5,585,105	5,392,203

Off-balance-sheet arrangements, commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,866,359 shares issued at June 30, 2019 and 37,845,224 shares issued at December 31, 2018)	47,333	47,307
Paid-in capital	764,220	762,470
Retained earnings	65,183	64,797
Treasury stock: (shares at cost, 4,117,595 at June 30, 2019 and 4,120,475 at December 31, 2018)	(93,906)	(93,055)
Accumulated other comprehensive income (loss)	4,935	(50,228)
Total shareholders’ equity	787,765	731,291
Total liabilities and shareholders’ equity	$6,372,870	$6,123,494
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans	$42,982	$39,301	$84,601	$78,131
Taxable investment securities	27	51	55	278
Tax-exempt investment securities	3,527	6,353	7,645	12,734
Mortgage-backed securities	13,246	10,210	25,720	21,104
Federal Home Loan Bank stock and equity investments	440	411	795	825
Other interest earning assets	450	471	883	919
Total interest income	60,672	56,797	119,699	113,991
Interest expense:
Deposits	11,457	8,581	22,698	16,032
Federal Home Loan Bank borrowings	3,899	3,007	8,356	6,639
Subordinated notes	1,410	1,407	2,810	2,805
Trust preferred subordinated debentures	718	658	1,447	1,227
Other borrowings	57	33	132	44
Total interest expense	17,541	13,686	35,443	26,747
Net interest income	43,131	43,111	84,256	87,244
Provision for loan losses	2,506	1,281	1,588	5,016
Net interest income after provision for loan losses	40,625	41,830	82,668	82,228
Noninterest income:
Deposit services	6,652	6,261	12,638	12,440
Net gain (loss) on sale of securities available for sale	416	(332)	672	(1,159)
Gain on sale of loans	181	173	274	288
Trust fees	1,520	1,931	3,061	3,691
Bank owned life insurance	559	1,185	1,103	1,817
Brokerage services	477	506	994	956
Other	1,449	1,283	2,050	2,584
Total noninterest income	11,254	11,007	20,792	20,617
Noninterest expense:
Salaries and employee benefits	17,891	16,633	35,937	35,192
Net occupancy	3,289	3,360	6,464	6,943
Acquisition expense	—	1,026	—	1,858
Advertising, travel & entertainment	733	775	1,580	1,460
ATM expense	246	243	426	589
Professional fees	1,069	952	2,383	2,022
Software and data processing	1,086	939	2,162	1,962
Communications	489	478	976	1,016
FDIC insurance	437	484	859	981
Amortization of intangibles	1,129	1,328	2,308	2,706
Other	3,331	3,056	6,232	6,212
Total noninterest expense	29,700	29,274	59,327	60,941
Income before income tax expense	22,179	23,563	44,133	41,904
Income tax expense	3,569	3,360	6,706	5,450
Net income	$18,610	$20,203	$37,427	$36,454

Earnings per common share – basic	$0.55	$0.58	$1.11	$1.04
Earnings per common share – diluted	$0.55	$0.57	$1.11	$1.04
Cash dividends paid per common share	$0.31	$0.30	$0.61	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$18,610	$20,203	$37,427	$36,454
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	32,196	(10,371)	78,822	(48,154)
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	—	—	—	11,881
Change in net unrealized loss on securities transferred from held to maturity to available for sale	—	—	—	401
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	80	1,252	571	1,390
Reclassification adjustment for net (gain) loss on sale of available for sale securities, included in net income	(416)	332	(672)	1,159
Derivatives:
Change in net unrealized (loss) gain on effective cash flow hedge interest rate swap derivatives	(5,653)	1,725	(8,773)	5,970
Reclassification adjustment of net gain related to derivatives designated as cash flow hedge	(642)	(331)	(1,310)	(458)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	648	618	1,189	1,091
Other comprehensive income (loss), before tax	26,213	(6,775)	69,827	(26,720)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,505)	1,423	(14,664)	5,611
Other comprehensive income (loss), net of tax	20,708	(5,352)	55,163	(21,109)
Comprehensive income	$39,318	$14,851	$92,590	$15,345

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
Cumulative effect of accounting change	—	—	(85)	—	85	—
Adjusted beginning balance	47,253	757,439	32,766	(47,105)	(36,213)	754,140
Net income	—	—	16,251	—	—	16,251
Other comprehensive loss	—	—	—	—	(15,757)	(15,757)
Issuance of common stock for dividend reinvestment plan (10,035 shares)	12	341	—	—	—	353
Stock compensation expense	—	456	—	—	—	456
Net issuance of common stock under employee stock plans (42,179 shares)	—	417	(25)	369	—	761
Cash dividends paid on common stock ($0.28 per share)	—	—	(9,808)	—	—	(9,808)
Balance at March 31, 2018	47,265	758,653	39,184	(46,736)	(51,970)	746,396
Net income	—	—	20,203	—	—	20,203
Other comprehensive loss	—	—	—	—	(5,352)	(5,352)
Issuance of common stock for dividend reinvestment plan (10,397 shares)	13	354	—	—	—	367
Stock compensation expense	—	509	—	—	—	509
Net issuance of common stock under employee stock plans (20,872 shares)	—	46	(27)	185	—	204
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,517)	—	—	(10,517)
Balance at June 30, 2018	$47,278	$759,562	$48,843	$(46,551)	$(57,322)	$751,810

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (continued) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,307	$762,470	$64,797	$(93,055)	$(50,228)	$731,291
Cumulative effect of accounting change	—	—	(16,452)	—	—	(16,452)
Adjusted beginning balance	47,307	762,470	48,345	(93,055)	(50,228)	714,839
Net income	—	—	18,817	—	—	18,817
Other comprehensive income	—	—	—	—	34,455	34,455
Issuance of common stock for dividend reinvestment plan (10,565 shares)	13	342	—	—	—	355
Purchase of common stock (40,852 shares)	—	—	—	(1,325)	—	(1,325)
Stock compensation expense	—	661	—	—	—	661
Net issuance of common stock under employee stock plans (23,617 shares)	—	109	(32)	261	—	338
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,107)	—	—	(10,107)
Balance at March 31, 2019	47,320	763,582	57,023	(94,119)	(15,773)	758,033
Net income	—	—	18,610	—	—	18,610
Other comprehensive income	—	—	—	—	20,708	20,708
Issuance of common stock for dividend reinvestment plan (10,570 shares)	13	336	—	—	—	349
Stock compensation expense	—	571	—	—	—	571
Net issuance of common stock under employee stock plans (20,115 shares)	—	(269)	3	213	—	(53)
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,453)	—	—	(10,453)
Balance at June 30, 2019	$47,333	$764,220	$65,183	$(93,906)	$4,935	$787,765

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$37,427	$36,454
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	6,053	7,078
Securities premium amortization (discount accretion), net	5,946	7,557
Loan (discount accretion) premium amortization, net	(940)	(1,712)
Provision for loan losses	1,588	5,016
Stock compensation expense	1,232	965
Deferred tax expense	142	2,438
Net (gain) loss on sale of securities available for sale	(672)	1,159
Net loss on premises and equipment	220	132
Gross proceeds from sales of loans held for sale	9,745	13,578
Gross originations of loans held for sale	(10,956)	(12,159)
Net (gain) loss on other real estate owned	(90)	258
Net change in:
Interest receivable	2,120	1,391
Other assets	(89)	16,612
Interest payable	1,617	247
Other liabilities	(18,527)	(8,484)
Net cash provided by operating activities	34,816	70,530

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(784,921)	(195,005)
Sales	713,946	315,656
Maturities, calls and principal repayments	60,288	78,042
Securities held to maturity:
Maturities, calls and principal repayments	15,714	1,767
Proceeds from redemption of Federal Home Loan Bank stock and other investments	8,788	13,377
Purchases of Federal Home Loan Bank stock and other investments	(21,210)	(914)
Net loan (originations) paydowns	(150,798)	19,722
Purchases of premises and equipment	(7,900)	(5,154)
Proceeds from sales of premises and equipment	34	1,905
Proceeds from sales of other real estate owned	490	771
Proceeds from sales of repossessed assets	227	287
Net cash (used in) provided by investing activities	(165,342)	230,454

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) (in thousands)

	Six Months Ended
	June 30,
	2019	2018
FINANCING ACTIVITIES:
Net change in deposits	$69,276	$(6,866)
Net decrease in federal funds purchased and repurchase agreements	(10,746)	(1,211)
Proceeds from Federal Home Loan Bank borrowings	2,959,200	1,718,000
Repayment of Federal Home Loan Bank borrowings	(2,854,506)	(1,958,890)
Proceeds from stock option exercises	534	1,084
Cash paid to tax authority related to tax withholding on share-based awards	(249)	(119)
Purchase of common stock	(1,325)	—
Proceeds from the issuance of common stock for dividend reinvestment plan	704	720
Cash dividends paid	(20,560)	(20,325)
Net cash provided by (used in) financing activities	142,328	(267,607)

Net increase in cash and cash equivalents	11,802	33,377
Cash and cash equivalents at beginning of period	120,719	198,692
Cash and cash equivalents at end of period	$132,521	$232,069

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$33,826	$26,499
Income taxes paid	$3,500	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$505	$764
Loans transferred from portfolio to held for sale	$—	$3,984
Transfer of held to maturity securities to available for sale securities	$—	$743,421
Adjustment to pension liability	$(1,189)	$(1,091)
Unsettled trades to purchase securities	$(38,569)	$(2,279)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Our operating leases relate primarily to bank branches and office space. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, we recognized operating lease liabilities of $10.1 million and related lease assets of $9.8 million on our balance sheet. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The standard did not materially impact our consolidated net income and had no impact on cash flows.
Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through a cumulative-effect adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements. We plan to adopt ASU 2016-13 on January 1, 2020, the effective date. We have developed a project plan, assigned a project team to complete the analysis needed to implement the guidance and engaged a third party vendor solution to assist with the application of ASU 2016-13. During the second quarter of 2019, the project team entered the parallel phase of the project during which the team will run parallel models to evaluate system processes, data generation and refine aspects of the transition to CECL.
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
The Company acquired loans, investment securities and deposits with fair values of $621.3 million, $234.4 million and $899.3 million, respectively, at the acquisition date. During 2017, the Company recognized goodwill of $109.7 million. As of June 30, 2019, total goodwill related to the Diboll acquisition was $109.6 million, after recording measurement period adjustments during the third quarter of 2018.  The goodwill resulting from the acquisition represents the value expected from the expansion of our markets into the Southeast Texas region and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service.  Goodwill of $201.1 million as of June 30, 2019 and December 31, 2018 and is not expected to be deductible for tax purposes.
We recognized a core deposit intangible of $14.7 million and a trust relationship intangible of $5.4 million, at the date of acquisition, which we are amortizing using an accelerated method over a 9- and 13-year weighted average amortization period, respectively, consistent with expected future cash flows.
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

3.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and Diluted Earnings:
Net income	$18,610	$20,203	$37,427	$36,454
Basic weighted-average shares outstanding	33,726	35,062	33,711	35,042
Add: Stock awards	150	171	151	175
Diluted weighted-average shares outstanding	33,876	35,233	33,862	35,217
Basic earnings per share:
Net Income	$0.55	$0.58	$1.11	$1.04
Diluted earnings per share:
Net Income	$0.55	$0.57	$1.11	$1.04

For the three and six months ended June 30, 2019, there were approximately 480,000 and 485,000 anti-dilutive shares, respectively. For the three and six months ended June 30, 2018, there were approximately 246,000 and 216,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$5,901	$4,153	$(140)	$(25,687)	$(15,773)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	32,196	(5,653)	—	—	26,543
Reclassification adjustments included in net income	(336)	(642)	(3)	651	(330)
Income tax (expense) benefit	(6,691)	1,322	1	(137)	(5,505)
Net current-period other comprehensive income (loss), net of tax	25,169	(4,973)	(2)	514	20,708
Ending balance, net of tax	$31,070	$(820)	$(142)	$(25,173)	$4,935

	Six Months Ended June 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	78,822	(8,773)	—	—	70,049
Reclassification adjustments included in net income	(101)	(1,310)	(4)	1,193	(222)
Income tax (expense) benefit	(16,531)	2,117	1	(251)	(14,664)
Net current-period other comprehensive income (loss), net of tax	62,190	(7,966)	(3)	942	55,163
Ending balance, net of tax	$31,070	$(820)	$(142)	$(25,173)	$4,935

	Three Months Ended June 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(35,594)	$9,652	$(134)	$(25,894)	$(51,970)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(10,371)	1,725	—	—	(8,646)
Reclassification adjustments included in net income	1,584	(331)	(2)	620	1,871
Income tax benefit (expense)	1,845	(293)	1	(130)	1,423
Net current-period other comprehensive (loss) income, net of tax	(6,942)	1,101	(1)	490	(5,352)
Ending balance, net of tax	$(42,536)	$10,753	$(135)	$(25,404)	$(57,322)

	Six Months Ended June 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Cumulative effect of ASU 2016-01 (1)	85	—	—	—	85
Adjusted beginning balance, net of tax	(16,210)	6,399	(133)	(26,269)	(36,213)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(35,872)	5,970	—	—	(29,902)
Reclassification adjustments included in net income	2,549	(458)	(4)	1,095	3,182
Income tax benefit (expense)	6,997	(1,158)	2	(230)	5,611
Net current-period other comprehensive (loss) income, net of tax	(26,326)	4,354	(2)	865	(21,109)
Ending balance, net of tax	$(42,536)	$10,753	$(135)	$(25,404)	$(57,322)

(1)	The Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Unrealized losses on securities transferred:
Amortization of unrealized losses (1)	$(80)	$(1,252)	$(571)	$(1,390)
Tax benefit	17	263	120	292
Net of tax	(63)	(989)	(451)	(1,098)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	416	(332)	672	(1,159)
Tax (expense) benefit	(87)	70	(141)	243
Net of tax	329	(262)	531	(916)

Derivatives:
Realized net gain on interest rate swap derivatives (3)	621	309	1,267	415
Tax expense	(130)	(65)	(266)	(87)
Net of tax	491	244	1,001	328

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	21	22	43	43
Tax expense	(4)	(5)	(9)	(9)
Net of tax	17	17	34	34

Amortization of pension plan:
Net actuarial loss (4)	(651)	(620)	(1,193)	(1,095)
Prior service credit (4)	3	2	4	4
Total before tax	(648)	(618)	(1,189)	(1,091)
Tax benefit	136	129	250	228
Net of tax	(512)	(489)	(939)	(863)
Total reclassifications for the period, net of tax	$262	$(1,479)	$176	$(2,515)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain (loss) on sale of securities available for sale on the consolidated statements of income.

(3)	Included in interest expense for Federal Home Loan Bank of Dallas (“FHLB”) borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (income) presented in “Note 9 - Employee Benefit Plans.”

5.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale (“AFS”) and held to maturity (“HTM”) as of June 30, 2019 and December 31, 2018 are reflected in the tables below (in thousands):

	June 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$512,575	$16,758	$478	$528,855
Other stocks and bonds	3,000	—	41	2,959
Mortgage-backed securities: (1)
Residential	1,296,888	22,944	846	1,318,986
Commercial	233,044	4,963	20	237,987
Total	$2,045,507	$44,665	$1,385	$2,088,787

HELD TO MATURITY
Investment securities:
State and political subdivisions	$3,018	$36	$—	$3,054
Mortgage-backed securities: (1)
Residential	59,756	2,496	144	62,108
Commercial	84,317	1,984	156	86,145
Total	$147,091	$4,516	$300	$151,307

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$728,142	$6,115	$17,656	$716,601
Other stocks and bonds	3,000	—	291	2,709
Mortgage-backed securities: (1)
Residential	738,585	3,498	9,111	732,972
Commercial	543,758	941	7,545	537,154
Total	$2,013,485	$10,554	$34,603	$1,989,436

HELD TO MATURITY
Investment securities:
State and political subdivisions	$3,083	$5	$42	$3,046
Mortgage-backed securities: (1)
Residential	59,655	154	1,140	58,669
Commercial	100,193	201	2,328	98,066
Total	$162,931	$360	$3,510	$159,781

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $4.0 million ($3.1 million, net of tax) at June 30, 2019 and $15.3 million ($12.1 million, net of tax) at December 31, 2018. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the six months ended June 30, 2019 or the year ended December 31, 2018.
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
The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$2,281	$10	$28,087	$468	$30,368	$478
Other stocks and bonds	2,959	41	—	—	2,959	41
Mortgage-backed securities:
Residential	629	2	91,649	844	92,278	846
Commercial	—	—	15,033	20	15,033	20
Total	$5,869	$53	$134,769	$1,332	$140,638	$1,385
HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	$—	$2,579	$144	$2,579	$144
Commercial	—	—	14,701	156	14,701	156
Total	$—	$—	$17,280	$300	$17,280	$300

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$98,112	$899	$399,205	$16,757	$497,317	$17,656
Other stocks and bonds	2,709	291	—	—	2,709	291
Mortgage-backed securities:
Residential	5,552	27	488,334	9,084	493,886	9,111
Commercial	9,529	30	457,704	7,515	467,233	7,545
Total	$115,902	$1,247	$1,345,243	$33,356	$1,461,145	$34,603
HELD TO MATURITY
Investment securities:
State and political subdivisions	$235	$1	$2,022	$41	$2,257	$42
Mortgage-backed securities:
Residential	4,826	60	51,046	1,080	55,872	1,140
Commercial	399	2	89,168	2,326	89,567	2,328
Total	$5,460	$63	$142,236	$3,447	$147,696	$3,510

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at June 30, 2019.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. agency MBS where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at June 30, 2019.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018
U.S. Treasury	$—	$23
State and political subdivisions	3,527	6,353
Other stocks and bonds	27	28
Mortgage-backed securities	13,246	10,210
Total interest income on securities	$16,800	$16,614

	Six Months Ended June 30,
	2019	2018
U.S. Treasury	$—	$131
U.S. government agency debentures	—	89
State and political subdivisions	7,645	12,734
Other stocks and bonds	55	58
Mortgage-backed securities	25,720	21,104
Total interest income on securities	$33,420	$34,116

There was a $672,000 net realized gain from the AFS securities portfolio for the six months ended June 30, 2019, which consisted of $5.5 million in realized gains and $4.9 million in realized losses.  There was a $1.2 million net realized loss from the AFS securities portfolio for the six months ended June 30, 2018, which consisted of $2.7 million in realized losses and $1.5 million in realized gains. There were no sales from the HTM portfolio during the six months ended June 30, 2019 or 2018.  We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2019, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2019
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$3,349	$3,363
Due after one year through five years	8,406	8,469
Due after five years through ten years	28,488	29,573
Due after ten years	475,332	490,409
	515,575	531,814
Mortgage-backed securities	1,529,932	1,556,973
Total	$2,045,507	$2,088,787

	June 30, 2019
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$115	$115
Due after one year through five years	1,658	1,675
Due after five years through ten years	1,245	1,264
Due after ten years	—	—
	3,018	3,054
Mortgage-backed securities:	144,073	148,253
Total	$147,091	$151,307

Investment securities and MBS with carrying values of $949.2 million and $1.08 billion were pledged as of June 30, 2019 and December 31, 2018, respectively, to collateralize FHLB borrowings, repurchase agreements and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2019 and December 31, 2018, we had equity investments recorded in our consolidated balance sheets of $12.4 million and $12.1 million, respectively.

Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less any impairment, if any.

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity investments	$87	$(42)	$163	$(134)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$87	$(42)	$163	$(134)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2019.

FHLB Stock

Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2019, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

6.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2019	December 31, 2018
Real estate loans:
Construction	$579,565	$507,732
1-4 family residential	782,073	794,499
Commercial	1,251,248	1,194,118
Commercial loans	389,521	356,649
Municipal loans	357,028	353,370
Loans to individuals	100,708	106,431
Total loans	3,460,143	3,312,799
Less: Allowance for loan losses (1)	24,705	27,019
Net loans	$3,435,438	$3,285,780

(1)	The allowance for loan losses recorded on purchased credit impaired (“PCI”) loans totaled $139,000 and $302,000 as of June 30, 2019 and December 31, 2018, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2019 consisted of $1.14 billion of owner and non-owner occupied real estate, $96.3 million of loans secured by multi-family properties and $18.1 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,259	$3,382	$10,660	$4,287	$508	$1,059	$24,155
Provision (reversal) for loan losses (2)	(660)	137	1,516	1,266	22	225	2,506
Loans charged off	—	—	(1,661)	(130)	—	(606)	(2,397)
Recoveries of loans charged off	—	3	19	123	—	296	441
Balance at end of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705

	Six Months Ended June 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Provision (reversal) for loan losses (2)	2	(310)	(596)	2,000	5	487	1,588
Loans charged off	—	(18)	(2,876)	(581)	—	(1,207)	(4,682)
Recoveries of loans charged off	—	6	38	153	—	583	780
Balance at end of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705

	Three Months Ended June 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$2,377	$14,089	$2,385	$851	$921	$24,220
Provision (reversal) for loan losses (2)	244	403	(57)	328	8	355	1,281
Loans charged off	—	(57)	—	(172)	—	(688)	(917)
Recoveries of loans charged off	—	7	4	19	—	458	488
Balance at end of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072

	Six Months Ended June 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	179	321	3,209	661	(1)	647	5,016
Loans charged off	(14)	(57)	—	(257)	—	(1,356)	(1,684)
Recoveries of loans charged off	—	21	6	62	—	870	959
Balance at end of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072

(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan losses.

(2)
Of the $2.5 million and $1.6 million provision for loan losses for the three and six months ended June 30, 2019, $111,000 and $163,000 related to provision expense reversed on PCI loans, respectively. Of the $1.3 million and $5.0 million recorded in provision for loan losses for the three and six months ended June 30, 2018, $358,000 related to provision expense on PCI loans.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	June 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$23	$66	$1,408	$782	$—	$90	$2,369
Ending balance – collectively evaluated for impairment	3,576	3,456	9,126	4,764	530	884	22,336
Balance at end of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$40	$5,337	$368	$1	$149	$5,908
Ending balance – collectively evaluated for impairment	3,584	3,804	8,631	3,606	524	962	21,111
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

(1)	The allowance for loan losses on PCI loans totaled $139,000 and $302,000 as of June 30, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	June 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$200	$1,268	$21,361	$2,523	$429	$136	$25,917
Loans collectively evaluated for impairment	579,226	772,725	1,198,899	385,322	356,599	100,354	3,393,125
Purchased credit impaired loans	139	8,080	30,988	1,676	—	218	41,101
Total ending loan balance	$579,565	$782,073	$1,251,248	$389,521	$357,028	$100,708	$3,460,143

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$12	$1,215	$33,013	$1,394	$429	$184	$36,247
Loans collectively evaluated for impairment	507,564	782,614	1,128,220	353,036	352,941	105,775	3,230,150
Purchased credit impaired loans	156	10,670	32,885	2,219	—	472	46,402
Total ending loan balance	$507,732	$794,499	$1,194,118	$356,649	$353,370	$106,431	$3,312,799

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	June 30, 2019
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$579,253	$47	$—	$265	$—	$579,565
1-4 family residential	776,375	31	166	4,784	717	782,073
Commercial	1,150,646	55,208	7,444	37,793	157	1,251,248
Commercial loans	375,664	3,362	6,063	4,163	269	389,521
Municipal loans	357,028	—	—	—	—	357,028
Loans to individuals	100,030	—	—	380	298	100,708
Total	$3,338,996	$58,648	$13,673	$47,385	$1,441	$3,460,143

	December 31, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$507,529	$163	$—	$28	$12	$507,732
1-4 family residential	787,516	37	100	5,489	1,357	794,499
Commercial	1,067,874	11,479	26,490	87,767	508	1,194,118
Commercial loans	349,495	520	3,189	2,988	457	356,649
Municipal loans	353,370	—	—	—	—	353,370
Loans to individuals	105,536	4	4	678	209	106,431
Total	$3,171,320	$12,203	$29,783	$96,950	$2,543	$3,312,799

(1)
Includes PCI loans comprised of $15,000 pass watch, $217,000 special mention, $2.7 million substandard and $305,000 doubtful as of June 30, 2019. Includes PCI loans comprised of $22,000 pass watch, $859,000 special mention, $3.9 million substandard and $1.2 million doubtful as of December 31, 2018.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	June 30, 2019	December 31, 2018
Nonaccrual loans (1) (2)	$16,376	$35,770
Accruing loans past due more than 90 days (1)	—	—
Restructured loans (3)	11,918	5,930
Other real estate owned	1,069	1,206
Repossessed assets	—	—
Total nonperforming assets	$29,363	$42,906

(1)	Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

(2)	Includes $8.9 million and $10.9 million of restructured loans as of June 30, 2019 and December 31, 2018, respectively.

(3)	Includes $776,000 and $3.1 million in PCI loans restructured as of June 30, 2019 and December 31, 2018, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $12,000 and $147,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	June 30, 2019	December 31, 2018
Real estate loans:
Construction	$200	$12
1-4 family residential	1,418	2,202
Commercial	13,383	32,599
Commercial loans	1,047	639
Loans to individuals	328	318
Total	$16,376	$35,770

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

The following tables set forth impaired loans by class of loans, including the unpaid contractual principal balance, the recorded investment and the related allowance for loan losses for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of June 30, 2019 or December 31, 2018.

	June 30, 2019
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$356	$323	$23
1-4 family residential	8,646	7,491	66
Commercial	26,198	22,999	1,408
Commercial loans	4,033	3,449	782
Municipal loans	429	429	—
Loans to individuals	481	354	90
Total (1)	$40,143	$35,045	$2,369

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$182	$148	$13
1-4 family residential	6,507	5,923	40
Commercial	36,457	34,744	5,337
Commercial loans	2,874	2,366	368
Municipal loans	429	429	1
Loans to individuals	825	657	149
Total (1)	$47,274	$44,267	$5,908

(1)	Includes $9.1 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of June 30, 2019 and December 31, 2018, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$343	$276	$193	$812	$578,753	$579,565
1-4 family residential	2,250	1,330	293	3,873	778,200	782,073
Commercial	1,625	425	109	2,159	1,249,089	1,251,248
Commercial loans	2,070	567	619	3,256	386,265	389,521
Municipal loans	—	—	—	—	357,028	357,028
Loans to individuals	555	194	137	886	99,822	100,708
Total	$6,843	$2,792	$1,351	$10,986	$3,449,157	$3,460,143

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$627	$307	$—	$934	$506,798	$507,732
1-4 family residential	7,441	1,258	1,335	10,034	784,465	794,499
Commercial	10,663	7,655	—	18,318	1,175,800	1,194,118
Commercial loans	1,946	705	591	3,242	353,407	356,649
Municipal loans	—	—	—	—	353,370	353,370
Loans to individuals	1,289	351	146	1,786	104,645	106,431
Total	$21,966	$10,276	$2,072	$34,314	$3,278,485	$3,312,799

(1)	Includes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$214	$5	$140	$1
1-4 family residential	7,533	130	3,955	47
Commercial	24,394	153	31,916	5
Commercial loans	2,753	38	2,024	19
Municipal loans	429	6	502	7
Loans to individuals	438	9	242	3
Total	$35,761	$341	$38,779	$82

	Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$200	$9	$114	$1
1-4 family residential	6,271	210	3,945	93
Commercial	30,917	440	20,595	9
Commercial loans	2,699	68	1,900	36
Municipal loans	429	12	502	14
Loans to individuals	517	20	221	4
Total	$41,033	$759	$27,277	$157

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$—	$—	—
Commercial	—	—	96	96	1
Commercial loans	—	—	485	485	4
Loans to individuals	—	—	25	25	3
Total	$—	$—	$606	$606	8

	Six Months Ended June 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$111	$111	1
Commercial	7,594	—	96	7,690	2
Commercial loans	56	—	485	541	5
Loans to individuals	—	—	39	39	5
Total	$7,650	$—	$731	$8,381	13

	Three Months Ended June 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$80	$—	$80	1
Commercial loans	—	—	90	90	2
Loans to individuals	9	—	13	22	3
Total	$9	$80	$103	$192	6

	Six Months Ended June 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$80	$—	$80	1
Commercial loans	132	—	90	222	5
Loans to individuals	106	—	13	119	4
Total	$238	$80	$103	$421	10

The majority of loans restructured as TDRs during the six months ended June 30, 2019 and 2018 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the six months ended June 30, 2019 and 2018 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2019 and 2018, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At June 30, 2019 and 2018, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	June 30, 2019	December 31, 2018
Outstanding principal balance	$45,430	$51,388
Carrying amount	$41,101	$46,402

The following table presents the changes in the accretable yield for PCI loans during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$14,520	$15,818	$15,054	$18,721
Changes in expected cash flows not affecting non-accretable differences	—	—	—	(1,445)
Reclassifications (to) from nonaccretable discount	812	1,090	1,074	770
Accretion	(776)	(803)	(1,572)	(1,941)
Balance at end of period	$14,556	$16,105	$14,556	$16,105

7. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2019	December 31, 2018
Other borrowings:
Balance at end of period	$26,064	$36,810
Average amount outstanding during the period (1)	15,653	10,880
Maximum amount outstanding during the period (2)	28,354	36,810
Weighted average interest rate during the period (3)	1.7%	1.4%
Interest rate at end of period (4)	2.0%	2.1%

Federal Home Loan Bank borrowings:
Balance at end of period	$823,757	$719,065
Average amount outstanding during the period (1)	785,901	720,785
Maximum amount outstanding during the period (2)	1,004,997	957,231
Weighted average interest rate during the period (3)	2.1%	1.8%
Interest rate at end of period (4)	2.4%	2.3%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2019 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$25,931	$133	$—	$—	$—	$—	$26,064
Federal Home Loan Bank borrowings	796,765	21,374	—	—	—	5,618	823,757
Total obligations	$822,696	$21,507	$—	$—	$—	$5,618	$849,821

Other borrowings include federal funds purchased and repurchase agreements. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were $18.0 million and $28.0 million federal funds purchased at June 30, 2019 and December 31, 2018, respectively.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2019, the line had no outstanding letters of credit. At June 30, 2019, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.26 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $8.1 million and $8.8 million at June 30, 2019 and December 31, 2018, respectively, and had maturities of less than thirteen months.  These repurchase agreements are secured by investment securities and are stated at the amount of cash received in connection with the transaction.

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.37% to 4.799% and with remaining maturities of 2 days to 9 years at June 30, 2019.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
Southside Bank has entered into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at both June 30, 2019 and December 31, 2018. Three of the variable rate advance agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate advance agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate advance agreements to fixed interest rates. The interest rate swap contracts had an average interest rate of 1.58% with an average weighted maturity of 4.3 years at June 30, 2019. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8. Long-term Debt

	June 30, 2019	December 31, 2018
	(in thousands)
Subordinated notes: (1)
5.50% Subordinated Notes, net of unamortized debt issuance costs (2)	$98,490	$98,407
Total Subordinated notes	98,490	98,407
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,556	20,554
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,248	60,246
Total Long-term debt	$158,738	$158,653

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.5 million at June 30, 2019 and $1.6 million at December 31, 2018.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $63,000 at June 30, 2019 and $65,000 at December 31, 2018.

As of June 30, 2019, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

9.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2019	2018	2019	2018	2019	2018
Service cost	$394	$390	$—	$—	$110	$84
Interest cost	919	839	43	41	195	165
Expected return on assets	(1,511)	(1,622)	(73)	(72)	—	—
Net loss amortization	470	372	—	—	181	248
Prior service (credit) cost amortization	(4)	(4)	—	—	1	2
Net periodic benefit cost (income)	$268	$(25)	$(30)	$(31)	$487	$499

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2019	2018	2019	2018	2019	2018
Service cost	$710	$774	$—	$—	$170	$147
Interest cost	1,827	1,696	84	82	356	298
Expected return on assets	(3,015)	(3,242)	(146)	(145)	—	—
Net loss amortization	913	756	—	—	280	339
Prior service (credit) cost amortization	(7)	(7)	—	—	3	3
Net periodic benefit cost (income)	$428	$(23)	$(62)	$(63)	$809	$787

The service cost component is recorded on our consolidated income statements as salaries and employee benefits in noninterest expense while all other components other than service cost are recorded in other noninterest expense.

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

During 2018, we entered into partial-term fair value hedges for certain of our fixed rate callable AFS municipal securities. These partial-term hedges of selected cash flows covering the time periods to the call dates of the hedged securities were expected to be effective in offsetting changes in the fair value of the hedged securities. Interest rate swaps designated as partial-term fair value hedges were utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converted a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates. During the first quarter of 2019, our fair value hedging relationships were ineffective due to the sale of the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value loss recognized in earnings and recorded in interest income. The remaining fair value loss from the date of the sale of the hedged items through March 31, 2019, was recognized in earnings and recorded in noninterest income. As of March 31, 2019, the interest rate swaps were considered non-hedging instruments and were subsequently terminated on April 12, 2019.
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
At June 30, 2019, net derivative liabilities included $7.4 million of cash collateral held by a counterparty to a master netting agreement.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2019			December 31, 2018
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash flow Hedge-Financial institution counterparties	$270,000	$2,334	$3,442	$270,000	$9,388	$457
Swaps-Fair Value Hedge-Financial institution counterparties	—	—	—	21,100	—	657
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	110,699	16	6,614	93,967	1,119	1,087
Swaps-Customer counterparties	110,699	6,614	16	93,967	1,087	1,119
Gross derivatives		8,964	10,072		11,594	3,320
Offsetting derivative assets/liabilities		(2,350)	(2,350)		(2,201)	(2,201)
Cash collateral received/posted		—	(7,420)		(8,306)	—
Net derivatives included in the consolidated balance sheets (2)		$6,614	$302		$1,087	$1,119

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $6.6 million related to interest rate swaps with customers at June 30, 2019. We had no credit exposure related to interest rate swaps with financial institutions and $1.1 million related to interest rate swaps with customers at December 31, 2018. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on pay fixed swaps are based on one-month or three-month LIBOR rates in effect at June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash flow hedge
Financial institution counterparties	$270,000	4.3	2.44%	1.58%	$270,000	4.8	2.45%	1.58%
Swaps-Fair value hedge
Financial institution counterparties	—	—	—	—	21,100	7.5	2.56	3.00
Swaps-Non-hedging
Financial institution counterparties	110,699	11.6	2.42	2.57	93,967	11.6	2.36	2.58
Customer counterparties	110,699	11.6	2.57	2.42	93,967	11.6	2.58	2.36

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

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019 or the year ended December 31, 2018.

Securities Available for Sale and Equity Investments with readily determinable fair values – U.S. Treasury securities and equity investments with readily determinable fair values are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from independent pricing services and obtain an understanding of the pricing methodologies used by these independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things, as stated in the pricing methodologies of the independent pricing services.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at June 30, 2019 and December 31, 2018.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2019 and December 31, 2018, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2019
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$528,855	$—	$528,855	$—
Other stocks and bonds	2,959	—	2,959	—
Mortgage-backed securities: (1)
Residential	1,318,986	—	1,318,986	—
Commercial	237,987	—	237,987	—
Equity investments:
Equity investments	5,948	5,948	—	—
Derivative assets:
Interest rate swaps	8,964	—	8,964	—
Total asset recurring fair value measurements	$2,103,699	$5,948	$2,097,751	$—

Derivative liabilities:
Interest rate swaps	$10,072	$—	$10,072	$—
Total liability recurring fair value measurements	$10,072	$—	$10,072	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,069	$—	$—	$1,069
Impaired loans (2)	32,148	—	—	32,148
Total asset nonrecurring fair value measurements	$33,217	$—	$—	$33,217

	December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$716,601	$—	$716,601	$—
Other stocks and bonds	2,709	—	2,709	—
Mortgage-backed securities: (1)
Residential	732,972	—	732,972	—
Commercial	537,154	—	537,154	—
Equity investments:
Equity investments	5,791	5,791	—	—
Derivative assets:
Interest rate swaps	11,594	—	11,594	—
Total asset recurring fair value measurements	$2,006,821	$5,791	$2,001,030	$—

Derivative liabilities:
Interest rate swaps	$3,320	$—	$3,320	$—
Total liability recurring fair value measurements	$3,320	$—	$3,320	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,206	$—	$—	$1,206
Impaired loans (2)	37,813	—	—	37,813
Total asset nonrecurring fair value measurements	$39,019	$—	$—	$39,019

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Equity investments - The carrying value of equity investments without readily determinable fair values are measured at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment of the same issuer. This carrying value is a reasonable estimate of the fair value of those assets.

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

Other borrowings - Federal funds purchased generally have original terms to maturity of one day and repurchase agreements generally have terms of less than one year, and therefore both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

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

The fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used.  Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented in the following fair value tables do not necessarily represent their underlying value.

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$132,521	$132,521	$132,521	$—	$—
Investment securities:
Held to maturity, at carrying value	3,018	3,054	—	3,054	—
Mortgage-backed securities:
Held to maturity, at carrying value	144,073	148,253	—	148,253	—
Federal Home Loan Bank stock, at cost	44,718	44,718	—	44,718	—
Equity investments	6,426	6,426	—	6,426	—
Loans, net of allowance for loan losses	3,435,438	3,493,559	—	—	3,493,559
Loans held for sale	1,812	1,812	—	1,812	—
Financial liabilities:
Deposits	$4,479,256	$4,478,936	$—	$4,478,936	$—
Other borrowings	26,064	26,064	—	26,064	—
Federal Home Loan Bank borrowings	823,757	825,450	—	825,450	—
Subordinated notes, net of unamortized debt issuance costs	98,490	98,964	—	98,964	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,248	58,819	—	58,819	—

		Estimated Fair Value
December 31, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,719	$120,719	$120,719	$—	$—
Investment securities:
Held to maturity, at carrying value	3,083	3,046	—	3,046	—
Mortgage-backed securities:
Held to maturity, at carrying value	159,848	156,735	—	156,735	—
Federal Home Loan Bank stock, at cost	32,583	32,583	—	32,583	—
Equity investments	6,302	6,302	—	6,302	—
Loans, net of allowance for loan losses	3,285,780	3,251,923	—	—	3,251,923
Loans held for sale	601	601	—	601	—
Financial liabilities:
Deposits	$4,425,030	$4,417,902	$—	$4,417,902	$—
Other borrowings	36,810	36,810	—	36,810	—
Federal Home Loan Bank borrowings	719,065	708,904	—	708,904	—
Subordinated notes, net of unamortized debt issuance costs	98,407	97,611	—	97,611	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	54,729	—	54,729	—

12.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense	$3,553	$667	$6,564	$3,012
Deferred income tax expense	16	2,693	142	2,438
Income tax expense	$3,569	$3,360	$6,706	$5,450

The net deferred tax liability totaled $5.0 million at June 30, 2019 as compared to a net deferred asset of $9.8 million at December 31, 2018.  No valuation allowance was recorded at June 30, 2019 or December 31, 2018, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2019 or December 31, 2018.

We recognized income tax expense of $3.6 million and $6.7 million, for an effective tax rate (“ETR”) of 16.1% and 15.2% for the three and six months ended June 30, 2019, respectively, compared to income tax expense of $3.4 million and $5.5 million, for an ETR of 14.3% and 13.0%, for the three and six months ended June 30, 2018, respectively. The higher ETR for the three and six months ended June 30, 2019 was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2018. The ETR differs from the stated rate of 21% for the three and six months ended June 30, 2019 and 2018 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 or Texas state tax examinations by tax authorities for years before 2014.

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
Our leases have remaining lease terms ranging from 4 months to 19.9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 2 years. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
We are also party to operating leases where we lease properties we own to third parties. Operating lease income received from tenants who rent our properties is reported as a reduction to occupancy expense on our consolidated statements of income. The underlying assets associated with these operating leases are included in premises and equipment on our consolidated balance sheets.
Balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$9,812
Operating lease liabilities	$10,204

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$395	$789

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows from operating leases	$360	$700
Right-of-use assets obtained in exchange for new operating lease liabilities	$654	$654

Additional information related to leases was as follows:

June 30, 2019
Weighted average remaining lease term (in years)	12.5
Weighted average discount rate	3.88%

Future minimum rental commitments due under non-cancelable operating leases at June 30, 2019 were as follows (in thousands):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$625
2020	1,338
2021	1,232
2022	1,193
2023	1,044
2024 and thereafter	7,866
Total lease payments (1)	13,298
Less: Interest	(3,094)
Present value of lease liabilities	$10,204

(1)	Excludes $9.1 million of lease payments for a lease executed but not yet commenced. Lease will commence in 2020 with a lease term of 20.4 years.

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

Gross rental income from these leases were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Gross rental income	$742	$1,487

At June 30, 2019, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$1,388
2020	2,693
2021	1,576
2022	1,553
2023	1,316
2024 and thereafter	4,098
Total lease payments	$12,624

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2019	December 31, 2018
Unused commitments:
Commitments to extend credit	$1,024,034	$874,557
Standby letters of credit	27,463	27,438
Total	$1,051,497	$901,995

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

Securities. In the normal course of business we buy and sell securities. At June 30, 2019, there were $38.6 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at June 30, 2019. There were $15.2 million unsettled issuances of brokered CDs at December 31, 2018.

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

•
general i) political conditions, including, without limitation, governmental action and uncertainty resulting from U.S. and global political trends and (ii) economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil and gas, credit or liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses;

•
current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;

•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) which impact the GSEs’ guarantees or ability to pay or issue debt;

•	adverse changes in the credit portfolios of other U.S. financial institutions relative to the performance of certain of our investment securities;

•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;

•	technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry;

•
our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank (“the Bank”) and its ability to pay dividends to us;

•	the failure of our assumptions underlying our allowance for loan losses and other estimates;

•	the failure to maintain an effective system of controls and procedures, including internal control over financial reporting;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. agency MBS prepayments increasing due to U.S. government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to fluctuations in the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;

•	risks related to environmental liability as a result of certain lending activity;

•	risks associated with our common stock and our other securities; and

•	other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 - Summary of Significant Accounting and Reporting Policies” and “Note 6 - Loans and Allowance for Loan Losses” in the notes to consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 - Summary of Significant Accounting and Reporting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of the date of this report, there have been no significant changes to our critical accounting estimates.

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three and six months ended June 30, 2019 and 2018, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income (GAAP)	$43,131	$43,111	$84,256	$87,244
Tax equivalent adjustments:
Loans	598	583	1,196	1,165
Investment securities (tax-exempt)	986	1,651	2,600	3,270
Net interest income (FTE) (1)	$44,715	$45,345	$88,052	$91,679

Average earning assets	$5,654,086	$5,700,133	$5,693,383	$5,795,214

Net interest margin	3.06%	3.03%	2.98%	3.04%
Net interest margin (FTE) (1)	3.17%	3.19%	3.12%	3.19%

Net interest spread	2.69%	2.75%	2.63%	2.77%
Net interest spread (FTE) (1)	2.81%	2.90%	2.76%	2.92%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2019	December 31, 2018
Unused commitments:
Commitments to extend credit	$1,024,034	$874,557
Standby letters of credit	27,463	27,438
Total	$1,051,497	$901,995

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

Securities. In the normal course of business we buy and sell securities. At June 30, 2019, there were $38.6 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at June 30, 2019. There were $15.2 million unsettled issuances of brokered CDs at December 31, 2018.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the six months ended June 30, 2019, our net income increased $1.0 million, or 2.7%, to $37.4 million from $36.5 million for the same period in 2018. Increases to net income included a $5.7 million increase in interest income, a $3.4 million decrease in provision for loan losses and a decrease in noninterest expense of $1.6 million, all partially offset by an $8.7 million increase in interest expense and a $1.3 million increase in income tax expense. Earnings per diluted common share increased $0.07, or 6.7% to $1.11 for the six months ended June 30, 2019, from $1.04 for the same period in 2018.

Financial Condition

Our total assets increased $249.4 million, or 4.1%, to $6.37 billion at June 30, 2019 from $6.12 billion at December 31, 2018. Loans increased $147.3 million, or 4.4%, to $3.46 billion compared to December 31, 2018. The net increase in our loan portfolio was comprised of increases of $71.8 million of construction loans, $57.1 million of commercial real estate loans, $32.9 million of commercial loans and $3.7 million of municipal loans, partially offset by decreases of $12.4 million of 1-4 family residential loans and $5.7 million of loans to individuals.

Our securities portfolio increased by $83.5 million, or 3.9%, to $2.24 billion, compared to $2.15 billion at December 31, 2018. The increase in our securities portfolio was comprised of increases of $271.1 million in MBS offset by decreases of $187.6 million in investment securities as we realigned our portfolio. Our interest earning deposits increased $30.8 million, or 128.8%, to $54.6 million at June 30, 2019, compared to $23.9 million at December 31, 2018 and our FHLB stock increased $12.1 million, or 37.2%, to $44.7 million from $32.6 million at December 31, 2018 primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.

Our nonperforming assets at June 30, 2019 decreased 31.6%, to $29.4 million and represented 0.46% of total assets, compared to $42.9 million, or 0.70% of total assets at December 31, 2018.  Nonaccruing loans decreased $19.4 million, or 54.2%, to $16.4 million, and the ratio of nonaccruing loans to total loans decreased to 0.47% at June 30, 2019 compared to 1.08% at December 31, 2018.  The decrease in nonaccrual loans was primarily the result of the sale of three commercial real estate loans of approximately $16.7 million. Restructured loans were $11.9 million at June 30, 2019, an increase of 101.0%, from $5.9 million at December 31, 2018 due to the renegotiation of a commercial real estate loan. Other Real Estate Owned (“OREO”) decreased slightly to $1.1 million at June 30, 2019 from $1.2 million at December 31, 2018.

Our deposits increased $54.2 million, or 1.2%, to $4.48 billion at June 30, 2019 from $4.43 billion at December 31, 2018, which was comprised of an increase of $34.2 million in noninterest bearing deposits and an increase of $20.0 million in interest bearing deposits. The increase in our deposits during 2019 was the result of an increase in private deposits of $153.1 million, partially offset by a decrease in public fund deposits of $98.9 million. Brokered deposits, included in our private deposits, increased $101.7 million, or 41.8%, for the six months ended June 30, 2019.

Total FHLB borrowings increased $104.7 million, or 14.6%, to $823.8 million at June 30, 2019 from $719.1 million at December 31, 2018 to fund the increases in our securities portfolio.
Our total shareholders’ equity at June 30, 2019 increased 7.7%, or $56.5 million, to $787.8 million, or 12.4% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018. The increase in shareholders’ equity was the result of other comprehensive income of $55.2 million, net income of $37.4 million, stock compensation expense of $1.2 million, common stock issued under our dividend reinvestment plan of $704,000 and net issuance of common stock under employee stock plans of $285,000, partially offset by cash dividends paid of $20.6 million, as well as a reduction to beginning retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08 and the repurchase of $1.3 million of our common stock.

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
Our investment securities and U.S. agency MBS increased from $2.15 billion at December 31, 2018 to $2.24 billion at June 30, 2019. We increased the securities portfolio to meet our balance sheet strategy and ALCO objectives.
During the six months ended June 30, 2019, we purchased $817.1 million of U.S. agency MBS and Texas municipal securities. We also sold approximately $713 million of lower yielding fixed rate AFS securities, consisting of Texas municipal securities and U.S. agency MBS. The sales of these lower yielding fixed rate securities were to help alleviate margin compression brought on by the flattening yield curve and resulted in a net realized gain of $672,000.
At June 30, 2019 and December 31, 2018, securities as a percentage of assets totaled 35.1%, with a modest increase in the securities portfolio at June 30, 2019, of $83.5 million, or 3.9%. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.
With respect to liabilities, we continue to utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.
Our FHLB borrowings increased 14.6%, or $104.7 million, to $823.8 million at June 30, 2019 from $719.1 million at December 31, 2018. The Bank has entered into various variable rate advance agreements with the FHLB. These advance agreements totaled

$310.0 million at both June 30, 2019 and December 31, 2018. Three of the variable rate advance agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate advance agreements, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate advance agreements to fixed interest rates. The interest rate swap contracts had an average interest rate of 1.58% with an average weighted maturity of 4.3 years at June 30, 2019. The remaining $40.0 million of variable rate advance agreements have interest rates that closely approximate one-month LIBOR. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased $102.3 million, or 43.0%, from $238.1 million at December 31, 2018 to $340.4 million at June 30, 2019, due to lower funding costs currently offered compared to other wholesale funding alternatives and ALCO objectives. At June 30, 2019, our brokered CDs had a weighted average cost of 245 basis points and remaining maturities of less than twelve months. Our wholesale funding policy currently allows maximum brokered deposits of $400.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
Our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 28.3% at June 30, 2019 from 23.0% at December 31, 2018, as a result of the increase in brokered CDs and FHLB borrowings.

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

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans	$42,982	$39,301	$84,601	$78,131
Taxable investment securities	27	51	55	278
Tax-exempt investment securities	3,527	6,353	7,645	12,734
Mortgage-backed securities	13,246	10,210	25,720	21,104
Federal Home Loan Bank stock and other investments	440	411	795	825
Other interest earning assets	450	471	883	919
Total interest income	60,672	56,797	119,699	113,991
Interest expense:
Deposits	11,457	8,581	22,698	16,032
Federal Home Loan Bank borrowings	3,899	3,007	8,356	6,639
Subordinated notes	1,410	1,407	2,810	2,805
Trust preferred subordinated debentures	718	658	1,447	1,227
Other borrowings	57	33	132	44
Total interest expense	17,541	13,686	35,443	26,747
Net interest income	$43,131	$43,111	$84,256	$87,244
Net Interest Income

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first six months of 2018, the Federal Reserve increased the federal funds rate by 50 basis points and an additional 50 basis points through the remainder of 2018. These increases in short term interest rates have contributed to net interest margin compression.
Net interest income for the three months ended June 30, 2019 and 2018 was $43.1 million. The slight increase in net interest income for the three months ended June 30, 2019 was due to the increase in interest income primarily from our loan portfolio, partially offset by the increase in interest expense primarily from our deposits and FHLB borrowings. Total interest income increased $3.9 million, or 6.8%, to $60.7 million for the three months ended June 30, 2019, compared to $56.8 million during the same period in 2018. Total interest expense increased $3.9 million, or 28.2%, to $17.5 million for the three months ended June 30, 2019, compared to $13.7 million for the same period in 2018. Our net interest margin (FTE) decreased to 3.17% for the three months ended June 30, 2019, compared to 3.19% for the same period in 2018 and our net interest spread (FTE) decreased to 2.81%, compared to 2.90% for the same period in 2018.
Net interest income for the six months ended June 30, 2019 decreased $3.0 million, or 3.4%, to $84.3 million, compared to $87.2 million for the same period in 2018. The decrease in net interest income for the six months ended June 30, 2019, compared to the same period in 2018, was the result of the increase in interest expense primarily from our deposits and FHLB borrowings, partially offset by an increase in interest income primarily from our loan portfolio. Total interest expense increased $8.7 million, or 32.5%, to $35.4 million during the six months ended June 30, 2019, compared to $26.7 million during the same period in 2018. Total interest income increased $5.7 million, or 5.0%, to $119.7 million during the six months ended June 30, 2019, compared to $114.0 million during the same period in 2018. Our net interest margin (FTE) decreased to 3.12% for the six months ended June 30, 2019, compared to 3.19% for the same period in 2018 and our net interest spread (FTE) decreased to 2.76%, compared to 2.92% for the same period in 2018.

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

	Three Months Ended June, 2019 Compared to 2018
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$1,257	$2,437	$3,694
Loans held for sale	2	—	2
Taxable investment securities	(33)	9	(24)
Tax-exempt investment securities (1)	(3,363)	(128)	(3,491)
Mortgage-backed securities	1,818	1,218	3,036
Federal Home Loan Bank stock, at cost, and equity investments	(19)	48	29
Interest earning deposits	(133)	144	11
Federal funds sold	(86)	54	(32)
Total earning assets	(557)	3,782	3,225
Interest expense on:
Savings accounts	3	51	54
Certificates of deposits	(213)	1,771	1,558
Interest bearing demand accounts	(24)	1,288	1,264
Federal Home Loan Bank borrowings	292	600	892
Subordinated notes, net of unamortized debt issuance costs	2	1	3
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	60	60
Other borrowings	20	4	24
Total interest bearing liabilities	80	3,775	3,855
Net change	$(637)	$7	$(630)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in the average yield on earning assets to 4.42% for the three months ended June 30, 2019 from 4.15% for the three months ended June 30, 2018, partially offset by the decrease in average earning assets of $46.0 million, or 0.8%, to $5.65 billion for the three months ended June 30, 2019 from $5.70 billion for the same period in 2018. The increase in the average yield on total earning assets during the three months ended June 30, 2019 was primarily a result of rising interest rates due to 25 basis point increases in the federal funds rate during each quarter of 2018. The decrease in average earning assets was primarily the result of decreases in investment securities, interest earning deposits and federal funds sold, partially offset by the increases in mortgage-backed securities and the loan portfolio.
The increase in total interest expense for the three months ended June 30, 2019 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.61% for the three months ended June 30, 2019 from 1.25% for the three months ended June 30, 2018, and to a lesser extent, an increase in average FHLB borrowings.  The increase in average rates paid on interest bearing liabilities was primarily due to the increase in the federal funds rate during 2018. The increase in average interest bearing liabilities was primarily a result of the increase in FHLB borrowings, partially offset by a decrease in certificates of deposits.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2019 and 2018. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates
	(unaudited)
	Three Months Ended
	June 30, 2019			June 30, 2018
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,387,323	$43,559	5.16%	$3,285,756	$39,865	4.87%
Loans held for sale	1,965	21	4.29%	1,794	19	4.25%
Securities:
Taxable investment securities (2)	3,000	27	3.61%	6,891	51	2.97%
Tax-exempt investment securities (2)	459,996	4,513	3.94%	802,611	8,004	4.00%
Mortgage-backed and related securities (2)	1,680,109	13,246	3.16%	1,439,810	10,210	2.84%
Total securities	2,143,105	17,786	3.33%	2,249,312	18,265	3.26%
Federal Home Loan Bank stock, at cost, and equity investments	52,311	440	3.37%	54,729	411	3.01%
Interest earning deposits	66,017	411	2.50%	92,291	400	1.74%
Federal funds sold	3,365	39	4.65%	16,251	71	1.75%
Total earning assets	5,654,086	62,256	4.42%	5,700,133	59,031	4.15%
Cash and due from banks	78,757			75,560
Accrued interest and other assets	534,835			473,142
Less: Allowance for loan losses	(24,838)			(24,558)
Total assets	$6,242,840			$6,224,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$365,205	262	0.29%	$360,340	208	0.23%
Certificates of deposits	1,119,464	5,861	2.10%	1,175,230	4,303	1.47%
Interest bearing demand accounts	1,969,593	5,334	1.09%	1,981,427	4,070	0.82%
Total interest bearing deposits	3,454,262	11,457	1.33%	3,516,997	8,581	0.98%
Federal Home Loan Bank borrowings	755,748	3,899	2.07%	692,386	3,007	1.74%
Subordinated notes, net of unamortized debt issuance costs	98,469	1,410	5.74%	98,306	1,407	5.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,247	718	4.78%	60,243	658	4.38%
Other borrowings	14,530	57	1.57%	9,283	33	1.43%
Total interest bearing liabilities	4,383,256	17,541	1.61%	4,377,215	13,686	1.25%
Noninterest bearing deposits	1,014,746			1,045,298
Accrued expenses and other liabilities	73,494			50,843
Total liabilities	5,471,496			5,473,356
Shareholders’ equity	771,344			750,921
Total liabilities and shareholders’ equity	$6,242,840			$6,224,277
Net interest income (FTE)		$44,715			$45,345
Net interest margin (FTE)			3.17%			3.19%
Net interest spread (FTE)			2.81%			2.90%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2019 and 2018, loans totaling $16.4 million and $35.4 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Six Months Ended June 30, 2019 Compared to 2018
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$1,198	$5,305	$6,503
Loans held for sale	(8)	6	(2)
Taxable investment securities	(320)	97	(223)
Tax-exempt investment securities (1)	(4,567)	(1,192)	(5,759)
Mortgage-backed securities	2,456	2,160	4,616
Federal Home Loan Bank stock, at cost, and equity investments	(112)	82	(30)
Interest earning deposits	(333)	331	(2)
Federal funds sold	(104)	70	(34)
Total earning assets	(1,790)	6,859	5,069
Interest expense on:
Savings accounts	7	121	128
Certificates of deposits	(258)	3,618	3,360
Interest bearing demand accounts	(72)	3,250	3,178
Federal Home Loan Bank borrowings	(202)	1,919	1,717
Subordinated notes, net of unamortized debt issuance costs	5	—	5
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	220	220
Other borrowings	48	40	88
Total interest bearing liabilities	(472)	9,168	8,696
Net change	$(1,318)	$(2,309)	$(3,627)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in the average yield on earning assets to 4.37% for the six months ended June 30, 2019 from 4.12% for the six months ended June 30, 2018, partially offset by the decrease in average earning assets of $101.8 million, or 1.8%, to $5.69 billion for the six months ended June 30, 2019, from $5.80 billion for the same period in 2018. The increase in the average yield on total earning assets during the six months ended June 30, 2019 was primarily a result of rising interest rates due to 25 basis point increases in the federal funds rate during each quarter of 2018. The decrease in average earning assets was primarily the result of the decreases in average investment securities and average interest earning deposits during 2019, partially offset by increases in mortgage-backed securities and the loan portfolio.
The increase in total interest expense for the six months ended June 30, 2019 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.61% for the six months ended June 30, 2019 from 1.20% for the six months ended June 30, 2018, slightly offset by the decrease in average interest bearing liabilities of $65.9 million, or 1.5%, to $4.44 billion during the six months ended June 30, 2019 from $4.50 billion during the six months ended June 30, 2018.  The increase in average rates paid on interest bearing liabilities was primarily due to the increases in the federal funds rate during 2018. The decrease in average interest bearing liabilities was primarily the result of the decreases in average certificates of deposits, interest bearing demand deposits and FHLB borrowings.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2019 and 2018. The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2019			June 30, 2018
	Avg Balance	Interest	Avg Yield/Rate	Avg Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,342,244	$85,769	5.17%	$3,293,090	$79,266	4.85%
Loans held for sale	1,292	28	4.37%	1,669	30	3.62%
Securities:
Taxable investment securities (2)	3,000	55	3.70%	23,022	278	2.44%
Tax-exempt investment securities (2)	559,041	10,245	3.70%	803,844	16,004	4.01%
Mortgage-backed and related securities (2)	1,663,926	25,720	3.12%	1,498,151	21,104	2.84%
Total securities	2,225,967	36,020	3.26%	2,325,017	37,386	3.24%
Federal Home Loan Bank stock, at cost, and equity investments	53,034	795	3.02%	60,831	825	2.73%
Interest earning deposits	65,357	797	2.46%	99,848	799	1.61%
Federal funds sold	5,489	86	3.16%	14,759	120	1.64%
Total earning assets	5,693,383	123,495	4.37%	5,795,214	118,426	4.12%
Cash and due from banks	80,940			76,789
Accrued interest and other assets	523,926			483,086
Less: Allowance for loan losses	(25,943)			(22,791)
Total assets	$6,272,306			$6,332,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$362,947	520	0.29%	$357,073	392	0.22%
Certificates of deposits	1,136,738	11,558	2.05%	1,172,658	8,198	1.41%
Interest bearing demand accounts	1,976,205	10,620	1.08%	1,995,214	7,442	0.75%
Total interest bearing deposits	3,475,890	22,698	1.32%	3,524,945	16,032	0.92%
Federal Home Loan Bank borrowings	785,901	8,356	2.14%	809,879	6,639	1.65%
Subordinated notes, net of unamortized debt issuance costs	98,448	2,810	5.76%	98,287	2,805	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,247	1,447	4.84%	60,242	1,227	4.11%
Other borrowings	15,653	132	1.70%	8,696	44	1.02%
Total interest bearing liabilities	4,436,139	35,443	1.61%	4,502,049	26,747	1.20%
Noninterest bearing deposits	1,000,623			1,031,065
Accrued expenses and other liabilities	81,167			47,034
Total liabilities	5,517,929			5,580,148
Shareholders’ equity	754,377			752,150
Total liabilities and shareholders’ equity	$6,272,306			$6,332,298
Net interest income (FTE)		$88,052			$91,679
Net interest margin (FTE)			3.12%			3.19%
Net interest spread (FTE)			2.76%			2.92%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2019 and 2018, loans totaling $16.4 million and $35.4 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2019		Six Months Ended June 30,		2019
			Change From				Change From
	2019	2018	2018		2019	2018	2018
Deposit services	$6,652	$6,261	$391	6.2%	$12,638	$12,440	$198	1.6%
Net gain (loss) on sale of securities available for sale	416	(332)	748	225.3%	672	(1,159)	1,831	158.0%
Gain on sale of loans	181	173	8	4.6%	274	288	(14)	(4.9)%
Trust fees	1,520	1,931	(411)	(21.3)%	3,061	3,691	(630)	(17.1)%
Bank owned life insurance	559	1,185	(626)	(52.8)%	1,103	1,817	(714)	(39.3)%
Brokerage services	477	506	(29)	(5.7)%	994	956	38	4.0%
Other noninterest income	1,449	1,283	166	12.9%	2,050	2,584	(534)	(20.7)%
Total noninterest income	$11,254	$11,007	$247	2.2%	$20,792	$20,617	$175	0.8%
The 2.2% increase in noninterest income for the three months ended June 30, 2019, when compared to the same period in 2018, was primarily due to increases in net gain on sale of securities available for sale, deposit services income and other noninterest income, partially offset by decreases in bank owned life insurance income and trust fees.
The 0.8% increase in noninterest income for the six months ended June 30, 2019, when compared to the same period in 2018, was primarily due to an increase in net gain on sale of securities available for sale and deposit services income, partially offset by decreases in bank owned life insurance income, trust fees and other noninterest income.
The increase in deposit services income for the three and six months ended June 30, 2019 was primarily a result of an increase in our overdraft fees during the second quarter of 2019.
During the six months ended June 30, 2019, we sold Texas municipal securities and mortgage related securities that resulted in a net gain on sale of AFS securities of $416,000 and $672,000 for the three and six months ended June 30, 2019, respectively.
The decrease in trust fees for the six months ended June 30, 2019 was the result of the integration of the trust fee billing cycle during the first quarter of 2018 in connection with the Diboll acquisition and general market fluctuations. The decrease in trust fees for the three months ended June 30, 2019, when compared to the same period in 2018, was due to general market fluctuations and lower one time administrative fees.
The decrease in bank owned life insurance income during the three and six months ended June 30, 2019 compared to the same periods in 2018, was primarily due to the death benefits realized in the second quarter of 2018 for a retired covered officer.
Other noninterest income increased during the three months ended June 30, 2019 primarily due to increases in investment income, swap fee income and a partial recovery of a loss on fair value hedge interest rate swaps during the second quarter of 2019, partially offset by decreases in mortgage servicing fee income and credit card fee income. Other noninterest income decreased during the six months ended June 30, 2019 primarily due to a decrease in mortgage servicing fee income, a partial loss on fair value hedge interest rate swaps and a decrease in credit card fee income, partially offset by increases in investment income and swap fee income.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2019		Six Months Ended June 30,		2019
			Change From				Change From
	2019	2018	2018		2019	2018	2018
Salaries and employee benefits	$17,891	$16,633	$1,258	7.6%	$35,937	$35,192	$745	2.1%
Net occupancy	3,289	3,360	(71)	(2.1)%	6,464	6,943	(479)	(6.9)%
Acquisition expense	—	1,026	(1,026)	(100.0)%	—	1,858	(1,858)	(100.0)%
Advertising, travel & entertainment	733	775	(42)	(5.4)%	1,580	1,460	120	8.2%
ATM expense	246	243	3	1.2%	426	589	(163)	(27.7)%
Professional fees	1,069	952	117	12.3%	2,383	2,022	361	17.9%
Software and data processing	1,086	939	147	15.7%	2,162	1,962	200	10.2%
Communications	489	478	11	2.3%	976	1,016	(40)	(3.9)%
FDIC insurance	437	484	(47)	(9.7)%	859	981	(122)	(12.4)%
Amortization of intangibles	1,129	1,328	(199)	(15.0)%	2,308	2,706	(398)	(14.7)%
Other noninterest expense	3,331	3,056	275	9.0%	6,232	6,212	20	0.3%
Total noninterest expense	$29,700	$29,274	$426	1.5%	$59,327	$60,941	$(1,614)	(2.6)%
The increase in noninterest expense for the three months ended June 30, 2019, compared to the same period in 2018, was the result of increases in salaries and employee benefits expense, other noninterest expense, software and data processing expense and professional fees, partially offset by decreases in acquisition expense and amortization of intangibles.
The decrease in noninterest expense for the six months ended June 30, 2019, compared to the same period in 2018, was the result of decreases in acquisition expense, net occupancy expense and amortization of intangibles, partially offset by increases in salaries and employee benefits, professional fees and software and data processing expense.
Salary and employee benefits increased for the three months ended June 30, 2019, compared to the same period in 2018, due to increases in retirement expense, direct salary expense and insurance expense. Salary and employee benefits increased for the six months ended June 30, 2019, compared to the same period in 2018, due to increases in retirement expense and insurance expense, partially offset by a decrease in direct salary expense.
Retirement expense increased $813,000, or 351.9%, and $632,000, or 48.8%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to increases in our split dollar agreement expense. This increase was primarily due to the reversal of a split dollar liability during the second quarter of 2018 related to the death of a retired covered officer.
Direct salary expense increased $300,000, or 2.0%, during the three months ended June 30, 2019, compared to the same period in 2018, due to normal salary increases effective in the first quarter of 2019. For the six months ended June 30, 2019, direct salary expense decreased $242,000, or 0.8%, compared to the same period in 2018, due to one-time bonus payments in the first quarter of 2018 of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act, partially offset by normal salary increases effective in the first quarter of 2019.
Health and life insurance expense, included in salaries and employee benefits, increased $145,000, or 8.8%, and $355,000, or 11.3%, during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2019.
For the three months ended June 30, 2018, acquisition expense consisted of $441,000 in change in control payment accruals and severance payments, $541,000 in additional professional fees and $44,000 in travel expenses. For the six months ended June 30, 2018, acquisition expense consisted of $1.1 million in change in control payment accruals and severance payments, $721,000 in additional professional fees and $44,000 in travel expenses, both of the latter related to systems integration.
ATM expense decreased for the six months ended June 30, 2019, compared to the same period in 2018 due to higher ATM expense recognized prior to full integration of the former Diboll locations in 2018.

Professional fees increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to increases in audit and legal fees.
Software and data processing expense increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, due to entry into various new software contracts.
FDIC insurance decreased for the three and six months ended June 30, 2019, compared to the same periods in 2018, due to a decrease in our FDIC assessment base and rate.
Amortization expense on intangibles decreased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
The increase in other noninterest expense for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily due to increases in the net periodic benefit cost of retirement plans and losses on retired assets. These increases were partially offset by a decrease in losses on other real estate owned.
Income Taxes
Pre-tax income for the three and six months ended June 30, 2019 was $22.2 million and $44.1 million, respectively, compared to $23.6 million and $41.9 million for the same periods in 2018. We recorded income tax expense of $3.6 million and $6.7 million for the three and six months ended June 30, 2019, respectively, compared to income tax expense of $3.4 million and $5.5 million for the same periods in 2018. The effective tax rate (“ETR”) as a percentage of pre-tax income was 16.1% and 15.2% for the three and six months ended June 30, 2019, respectively, compared to an ETR as a percentage of pre-tax income of 14.3% and 13.0% for the same periods in 2018.   The higher ETR for the three and six months ended June 30, 2019, compared to the same periods in 2018, was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income.
The ETR differs from the stated rate of 21% for the three and six months ended June 30, 2019 and 2018 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax liability totaled $5.0 million at June 30, 2019 as compared to a net deferred tax asset of $9.8 million at December 31, 2018. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio.
See “Note 12-Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2019 or December 31, 2018, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2019, these investments were 5.4% of total assets, as compared with 4.0% for December 31, 2018 and 5.9% for June 30, 2018. The increase to 5.4% at June 30, 2019, as compared to December 31, 2018, is primarily reflective of changes in the short-term investment portfolio while the decrease as compared to June 30, 2018 is primarily reflective of a decrease in our interest earning deposits, partially offset by an increase in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were $18.0 million and $28.0 million of federal funds purchased at June 30, 2019 and December 31, 2018, respectively.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2019, the line had no outstanding letters of credit.  At June 30, 2019, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities was approximately $1.26 billion, net of FHLB stock purchases required.  The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Capital Resources
Our total shareholders’ equity at June 30, 2019 increased 7.7%, or $56.5 million, to $787.8 million, or 12.4% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018.
The increase in shareholders’ equity was the result of other comprehensive income of $55.2 million, net income of $37.4 million, stock compensation expense of $1.2 million, common stock issued under our dividend reinvestment plan of $704,000 and net issuance of common stock under employee stock plans of $285,000, partially offset by cash dividends paid of $20.6 million, as well as a reduction to beginning retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08 and the repurchase of $1.3 million of our common stock.
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
Failure to meet minimum capital requirements under the 2015 Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of June 30, 2019, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
June 30, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$571,770	14.02%	$183,470	4.50%	N/A	N/A
Bank Only	$718,990	17.64%	$183,409	4.50%	$264,924	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$630,207	15.46%	$244,626	6.00%	N/A	N/A
Bank Only	$718,990	17.64%	$244,545	6.00%	$326,060	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$755,261	18.52%	$326,168	8.00%	N/A	N/A
Bank Only	$745,554	18.29%	$326,060	8.00%	$407,575	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$630,207	10.48%	$240,487	4.00%	N/A	N/A
Bank Only	$718,990	11.96%	$240,383	4.00%	$300,479	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Management believes that, as of June 30, 2019, Southside Bancshares and Southside Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2019	2018
Return on average assets	1.20%	1.30%
Return on average shareholders’ equity	9.68	10.79
Dividend payout ratio – Basic	56.36	51.72
Dividend payout ratio – Diluted	56.36	52.63
Average shareholders’ equity to average total assets	12.36	12.06
	Six Months Ended June 30,
	2019	2018
Return on average assets	1.20%	1.16%
Return on average shareholders’ equity	10.00	9.77
Dividend payout ratio – Basic	54.95	55.77
Dividend payout ratio – Diluted	54.95	55.77
Average shareholders’ equity to average total assets	12.03	11.88

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2018.  There were no substantial changes in these concentrations during the six months ended June 30, 2019.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the Texas counties in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2018	June 30, 2018
	June 30, 2019	December 31, 2018	June 30, 2018	Change (%)	Change (%)
Real estate loans:
Construction	$579,565	$507,732	$487,286	14.1%	18.9%
1-4 family residential	782,073	794,499	791,359	(1.6)%	(1.2)%
Commercial	1,251,248	1,194,118	1,245,936	4.8%	0.4%
Commercial loans	389,521	356,649	282,723	9.2%	37.8%
Municipal loans	357,028	353,370	345,595	1.0%	3.3%
Loans to individuals	100,708	106,431	117,984	(5.4)%	(14.6)%
Total loans	$3,460,143	$3,312,799	$3,270,883	4.4%	5.8%
Our loan portfolio increased $147.3 million, or 4.4%, at June 30, 2019 compared to December 31, 2018 with increases in the construction loan, commercial real estate loan, commercial loan and municipal loan portfolios, with those increases partially offset by decreases in the 1-4 family residential loan and loans to individuals portfolios.
Our loan portfolio increased $189.3 million, or 5.8%, at June 30, 2019 compared to June 30, 2018 with increases in the commercial loan, construction loan, municipal loan and commercial real estate loan portfolios, with those increases partially offset by decreases in the loans to individuals and 1-4 family residential loan portfolios.

At June 30, 2019, our real estate loans represented 75.5% of our loan portfolio and were comprised of construction loans of 22.2%, 1-4 family residential loans of 29.9% and commercial real estate loans of 47.9%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Despite a significant reduction in oil prices during 2015 and 2016 when the price per barrel of crude oil traded below $30 at one point, the Texas economy as a whole has continued to perform very well, reflective of the economic diversity Texas has achieved. Energy loans comprised approximately 3.43% and 1.92% of our loan portfolio at June 30, 2019 and December 31, 2018, respectively. During the last three years, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has experienced slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve exceeded that of the U.S. average. We cannot predict whether current economic conditions will improve, remain the same or decline.

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
At each loan portfolio review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If at the time of the review we determine it is probable we will not collect the principal and interest cash flows contractually due on the loan, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to determine the necessary allowance.  The internal loan review department maintains a list (“Watch List”) of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. In addition, a list of specifically reserved loans or loan relationships of $150,000 or more is updated on a quarterly basis in order to properly determine necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loans.
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
As of June 30, 2019, our review of the loan portfolio indicated that an allowance for loan losses of $24.7 million was appropriate to cover losses in the portfolio.  Changes in economic and other conditions, including the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments” (“CECL”), which is effective beginning with the first quarter of 2020, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2019, the allowance for loan losses decreased $2.3 million, or 8.6%, to $24.7 million, or 0.71% of total loans, when compared to $27.0 million, or 0.82% of total loans at December 31, 2018. The decrease in the allowance for loan losses was driven by a partial reversal of provision after $1.2 million in charge-offs associated with three large nonaccrual commercial real estate loans sold during the first quarter of 2019.  In the second quarter of 2019, the decrease was offset with provisions made primarily for loan growth.
For the three and six months ended June 30, 2019, loan charge-offs were $2.4 million and $4.7 million, respectively, and recoveries were $441,000 and $780,000, respectively. For the three and six months ended June 30, 2018, loan charge-offs were $917,000 and $1.7 million, respectively, and recoveries were $488,000 and $1.0 million, respectively. For the three and six months ended June 30, 2019, we recorded a provision of $2.5 million and $1.6 million, respectively, an increase of $1.2 million, or 95.6%, and a decrease of $3.4 million, or 68.3%, from $1.3 million and $5.0 million, respectively, for the same periods in 2018. The decrease in provision expense for the six months ended June 30, 2019 was primarily due to three large commercial real estate loans placed on nonaccrual status in 2018 and subsequently sold during the first quarter of 2019.
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

The following table sets forth nonperforming assets for the periods presented (in thousands):

				Compared to
				December 31, 2018	June 30, 2018
	June 30, 2019	December 31, 2018	June 30, 2018	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$200	$12	$119	1,566.7%	68.1%
1-4 family residential	1,418	2,202	1,795	(35.6)%	(21.0)%
Commercial real estate	13,383	32,599	32,146	(58.9)%	(58.4)%
Commercial	1,047	639	951	63.8%	10.1%
Loans to individuals	328	318	340	3.1%	(3.5)%
Total nonaccrual loans (1)	16,376	35,770	35,351	(54.2)%	(53.7)%

Accruing loans past due more than 90 days (1)	—	—	7	—%	(100.0)%
Restructured loans (2)	11,918	5,930	5,860	101.0%	103.4%
Other real estate owned	1,069	1,206	1,137	(11.4)%	(6.0)%
Repossessed assets	—	—	68	—%	(100.0)%
Total nonperforming assets	$29,363	$42,906	$42,423	(31.6)%	(30.8)%

Asset quality ratios:
Nonaccruing loans to total loans	0.47%	1.08%	1.08%
Allowance for loan losses to nonaccruing loans	150.86	75.54	70.92
Allowance for loan losses to nonperforming assets	84.14	62.97	59.10
Allowance for loan losses to total loans	0.71	0.82	0.77
Nonperforming assets to total assets	0.46	0.70	0.68
Net charge-offs to average loans	0.24	0.07	0.04
(1) Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.
(2) Includes $0.8 million, $3.1 million and $2.9 million in PCI loans restructured as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

The OREO at June 30, 2019 consisted primarily of commercial, 1-4 family residential and commercial real estate properties. We are actively marketing all OREO properties and none are being held for investment purposes.
Acquisition
See “Note 2 - Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Expansion
On July 23, 2019, we filed for regulatory approval to open a retail in-store branch in Kingwood, Texas, located in Montgomery County. Kingwood is a community located northeast of Houston, approximately 15 miles south of our Splendora branch. We anticipate opening this new location in November 2019 pending regulatory approval.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates, many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates, and none are assumed to go negative. As of June 30, 2019, the model simulations projected that immediate increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 3.07% and 1.66%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.40% and 5.01%, respectively, relative to the base case over the next 12 months. As of December 31, 2018, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance on net interest income of 1.51% and an immediate increase in interest rates of 200 basis points would result in a negative variance on net interest income of 1.29%, relative to the base case over the next 12 months, while immediate decreases in interest rates of 100 and 200 basis points would result in negative variances on net interest income of 0.22% and 3.34%, respectively, relative to the base case over the next 12 months.  As of June 30, 2018, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 2.48% and 1.53%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.94% and 5.64%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	The cover page of Southside Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	August 1, 2019	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 1, 2019	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)