Form 10-Q
period 2019-09-30
SOUTHSIDE BANCSHARES INC
filed 2019-10-31
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-12247
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 28, 2019 was 33,768,963 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	September 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$92,300	$87,375
Interest earning deposits	22,524	23,884
Federal funds sold	—	9,460
Total cash and cash equivalents	114,824	120,719
Securities:
Securities available for sale, at estimated fair value	2,240,381	1,989,436
Securities held to maturity, at carrying value (estimated fair value of $147,040 and $159,781, respectively)	140,955	162,931
Federal Home Loan Bank stock, at cost	45,039	32,583
Equity investments	12,388	12,093
Loans held for sale	1,000	601
Loans:
Loans	3,499,917	3,312,799
Less: Allowance for loan losses	(25,129)	(27,019)
Net loans	3,474,788	3,285,780
Premises and equipment, net	141,683	135,972
Operating lease right-of-use assets	10,046	—
Goodwill	201,116	201,116
Other intangible assets, net	14,391	17,779
Interest receivable	22,483	27,287
Deferred tax asset, net	—	9,776
Unsettled issuances of brokered certificates of deposit	—	15,236
Bank owned life insurance	99,916	98,160
Other assets	23,065	14,025
Total assets	$6,542,075	$6,123,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,038,695	$994,680
Interest bearing	3,452,072	3,430,350
Total deposits	4,490,767	4,425,030
Other borrowings	9,626	36,810
Federal Home Loan Bank borrowings	978,951	719,065
Subordinated notes, net of unamortized debt issuance costs	98,532	98,407
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,249	60,246
Deferred tax liability, net	8,009	—
Unsettled trades to purchase securities	30,270	6,378
Operating lease liabilities	10,478	—
Other liabilities	44,740	46,267
Total liabilities	5,731,622	5,392,203

Off-balance-sheet arrangements, commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,877,103 shares issued at September 30, 2019 and 37,845,224 shares issued at December 31, 2018)	47,346	47,307
Paid-in capital	765,512	762,470
Retained earnings	74,477	64,797
Treasury stock: (shares at cost, 4,082,525 at September 30, 2019 and 4,120,475 at December 31, 2018)	(93,573)	(93,055)
Accumulated other comprehensive income (loss)	16,691	(50,228)
Total shareholders’ equity	810,453	731,291
Total liabilities and shareholders’ equity	$6,542,075	$6,123,494
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans	$43,165	$39,831	$127,766	$117,962
Taxable investment securities	26	36	81	314
Tax-exempt investment securities	4,167	6,331	11,812	19,065
Mortgage-backed securities	12,569	10,086	38,289	31,190
Federal Home Loan Bank stock and equity investments	422	377	1,217	1,202
Other interest earning assets	206	491	1,089	1,410
Total interest income	60,555	57,152	180,254	171,143
Interest expense:
Deposits	11,366	9,497	34,064	25,529
Federal Home Loan Bank borrowings	4,647	3,108	13,003	9,747
Subordinated notes	1,425	1,423	4,235	4,228
Trust preferred subordinated debentures	685	684	2,132	1,911
Other borrowings	59	30	191	74
Total interest expense	18,182	14,742	53,625	41,489
Net interest income	42,373	42,410	126,629	129,654
Provision for loan losses	1,005	975	2,593	5,991
Net interest income after provision for loan losses	41,368	41,435	124,036	123,663
Noninterest income:
Deposit services	6,753	6,317	19,391	18,757
Net gain (loss) on sale of securities available for sale	42	(741)	714	(1,900)
Gain on sale of loans	131	303	405	591
Trust fees	1,523	1,568	4,584	5,259
Bank owned life insurance	622	552	1,725	2,369
Brokerage services	555	532	1,549	1,488
Other	1,485	1,491	3,535	4,075
Total noninterest income	11,111	10,022	31,903	30,639
Noninterest expense:
Salaries and employee benefits	18,388	17,628	54,325	52,820
Net occupancy	3,430	3,396	9,894	10,339
Acquisition expense	—	437	—	2,295
Advertising, travel & entertainment	593	648	2,173	2,108
ATM expense	232	251	658	840
Professional fees	1,192	824	3,575	2,846
Software and data processing	1,116	977	3,278	2,939
Communications	480	354	1,456	1,370
FDIC insurance	—	435	859	1,416
Amortization of intangibles	1,080	1,279	3,388	3,985
Other	2,515	2,733	8,747	8,945
Total noninterest expense	29,026	28,962	88,353	89,903
Income before income tax expense	23,453	22,495	67,586	64,399
Income tax expense	3,661	2,192	10,367	7,642
Net income	$19,792	$20,303	$57,219	$56,757

Earnings per common share – basic	$0.59	$0.58	$1.70	$1.62
Earnings per common share – diluted	$0.58	$0.58	$1.69	$1.61
Cash dividends paid per common share	$0.31	$0.30	$0.92	$0.88
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$19,792	$20,303	$57,219	$56,757
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	17,334	(16,885)	96,156	(65,039)
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	—	—	—	11,881
Change in net unrealized loss on securities transferred from held to maturity to available for sale	—	—	—	401
Reclassification adjustment for amortization (accretion) related to available for sale and held to maturity debt securities	112	(661)	683	729
Reclassification adjustment for net (gain) loss on sale of available for sale securities, included in net income	(42)	741	(714)	1,900
Derivatives:
Change in net unrealized (loss) gain on effective cash flow hedge interest rate swap derivatives	(2,619)	1,894	(11,392)	7,864
Reclassification adjustment of net gain related to derivatives designated as cash flow hedges	(499)	(406)	(1,809)	(864)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	595	546	1,784	1,637
Other comprehensive income (loss), before tax	14,881	(14,771)	84,708	(41,491)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,125)	3,102	(17,789)	8,713
Other comprehensive income (loss), net of tax	11,756	(11,669)	66,919	(32,778)
Comprehensive income	$31,548	$8,634	$124,138	$23,979

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,253	$757,439	$32,851	$(47,105)	$(36,298)	$754,140
Cumulative effect of accounting change	—	—	(85)	—	85	—
Adjusted beginning balance	47,253	757,439	32,766	(47,105)	(36,213)	754,140
Net income	—	—	16,251	—	—	16,251
Other comprehensive loss	—	—	—	—	(15,757)	(15,757)
Issuance of common stock for dividend reinvestment plan (10,035 shares)	12	341	—	—	—	353
Stock compensation expense	—	456	—	—	—	456
Net issuance of common stock under employee stock plans (42,179 shares)	—	417	(25)	369	—	761
Cash dividends paid on common stock ($0.28 per share)	—	—	(9,808)	—	—	(9,808)
Balance at March 31, 2018	47,265	758,653	39,184	(46,736)	(51,970)	746,396
Net income	—	—	20,203	—	—	20,203
Other comprehensive loss	—	—	—	—	(5,352)	(5,352)
Issuance of common stock for dividend reinvestment plan (10,397 shares)	13	354	—	—	—	367
Stock compensation expense	—	509	—	—	—	509
Net issuance of common stock under employee stock plans (20,872 shares)	—	46	(27)	185	—	204
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,517)	—	—	(10,517)
Balance at June 30, 2018	47,278	759,562	48,843	(46,551)	(57,322)	751,810
Net income	—	—	20,303	—	—	20,303
Other comprehensive loss	—	—	—	—	(11,669)	(11,669)
Issuance of common stock for dividend reinvestment plan (10,205 shares)	13	356	—	—	—	369
Stock compensation expense	—	661	—	—	—	661
Net issuance of common stock under employee stock plans (65,918 shares)	—	1,015	(35)	585	—	1,565
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,533)	—	—	(10,533)
Balance at September 30, 2018	$47,291	$761,594	$58,578	$(45,966)	$(68,991)	$752,506

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (continued) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,307	$762,470	$64,797	$(93,055)	$(50,228)	$731,291
Cumulative effect of accounting change	—	—	(16,452)	—	—	(16,452)
Adjusted beginning balance	47,307	762,470	48,345	(93,055)	(50,228)	714,839
Net income	—	—	18,817	—	—	18,817
Other comprehensive income	—	—	—	—	34,455	34,455
Issuance of common stock for dividend reinvestment plan (10,565 shares)	13	342	—	—	—	355
Purchase of common stock (40,852 shares)	—	—	—	(1,325)	—	(1,325)
Stock compensation expense	—	661	—	—	—	661
Net issuance of common stock under employee stock plans (23,617 shares)	—	109	(32)	261	—	338
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,107)	—	—	(10,107)
Balance at March 31, 2019	47,320	763,582	57,023	(94,119)	(15,773)	758,033
Net income	—	—	18,610	—	—	18,610
Other comprehensive income	—	—	—	—	20,708	20,708
Issuance of common stock for dividend reinvestment plan (10,570 shares)	13	336	—	—	—	349
Stock compensation expense	—	571	—	—	—	571
Net issuance of common stock under employee stock plans (20,115 shares)	—	(269)	3	213	—	(53)
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,453)	—	—	(10,453)
Balance at June 30, 2019	47,333	764,220	65,183	(93,906)	4,935	787,765
Net income	—	—	19,792	—	—	19,792
Other comprehensive income	—	—	—	—	11,756	11,756
Issuance of common stock for dividend reinvestment plan (10,744 shares)	13	340	—	—	—	353
Stock compensation expense	—	522	—	—	—	522
Net issuance of common stock under employee stock plans (35,070 shares)	—	430	(27)	333	—	736
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,471)	—	—	(10,471)
Balance at September 30, 2019	$47,346	$765,512	$74,477	$(93,573)	$16,691	$810,453

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$57,219	$56,757
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	9,110	10,571
Securities premium amortization (discount accretion), net	9,370	10,875
Loan (discount accretion) premium amortization, net	(1,056)	(2,021)
Provision for loan losses	2,593	5,991
Stock compensation expense	1,754	1,626
Deferred tax (income) expense	(4)	4,535
Net (gain) loss on sale of securities available for sale	(714)	1,900
Net loss on premises and equipment	258	379
Gross proceeds from sales of loans held for sale	16,862	19,612
Gross originations of loans held for sale	(17,261)	(18,565)
Net (gain) loss on other real estate owned	(93)	411
Net gain on sale of customer receivables	—	(124)
Net change in:
Interest receivable	4,804	6,035
Other assets	(15,280)	(1,672)
Interest payable	16	(839)
Other liabilities	(7,624)	7,639
Net cash provided by operating activities	59,954	103,110

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(999,403)	(228,281)
Sales	728,107	394,232
Maturities, calls and principal repayments	114,739	122,135
Securities held to maturity:
Maturities, calls and principal repayments	21,809	2,656
Proceeds from redemption of Federal Home Loan Bank stock and equity investments	8,788	24,360
Purchases of Federal Home Loan Bank stock and equity investments	(21,504)	(1,174)
Net loan (originations) paydowns	(191,116)	15,892
Proceeds from sales of customer receivables	—	4,300
Purchases of premises and equipment	(11,449)	(8,863)
Proceeds from sales of premises and equipment	94	1,905
Proceeds from sales of other real estate owned	674	771
Proceeds from sales of repossessed assets	275	378
Net cash (used in) provided by investing activities	(348,986)	328,311

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
FINANCING ACTIVITIES:
Net change in deposits	$80,711	$27,809
Net decrease in other borrowings	(27,184)	(523)
Proceeds from Federal Home Loan Bank borrowings	4,368,700	2,569,000
Repayment of Federal Home Loan Bank borrowings	(4,108,812)	(3,025,088)
Proceeds from stock option exercises	1,284	2,655
Cash paid to tax authority related to tax withholding on share-based awards	(263)	(125)
Purchase of common stock	(1,325)	—
Proceeds from the issuance of common stock for dividend reinvestment plan	1,057	1,089
Cash dividends paid	(31,031)	(30,858)
Net cash provided by (used in) financing activities	283,137	(456,041)

Net decrease in cash and cash equivalents	(5,895)	(24,620)
Cash and cash equivalents at beginning of period	120,719	198,692
Cash and cash equivalents at end of period	$114,824	$174,072

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$53,610	$42,209
Income taxes paid	$7,500	$2,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$606	$1,220
Loans transferred from portfolio to held for sale	$—	$3,984
Transfer of held to maturity securities to available for sale securities	$—	$743,421
Adjustment to pension liability	$(1,784)	$(1,637)
Unsettled trades to purchase securities	$(30,270)	$(28,662)
Unsettled trades to sell securities	$—	$14,602
Unsettled issuances of brokered certificates of deposit	$—	$10,000

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
Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 replaces the incurred loss model with an expected loss methodology that is referred to as current expected credit loss (“CECL”). The CECL model is used to estimate credit losses on certain off-balance sheet credit exposures and certain types of financial instruments measured at amortized cost including loan receivables and held to maturity (“HTM”) debt securities. ASU 2016-13 also modifies the impairment model on available for sale (“AFS”) debt securities, whereby credit losses are recognized as an allowance rather than a direct write-down of the AFS debt security. In addition, ASU 2016-13 modifies the accounting model for purchased financial assets with credit deterioration (“PCD”) since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt ASU 2016-13 on January 1, 2020. The guidance requires companies to apply the requirements in the year of adoption through a cumulative-effect adjustment with some aspects of the update requiring a prospective transition approach. We have developed a project plan, assigned a project team and engaged a third party vendor solution to assist with the application of ASU 2016-13. The project team is currently running parallel models to evaluate system processes, data generation and refine aspects of the transition to the CECL model. During the remainder of 2019, we will continue to validate our assumptions, models and methodologies and complete our third party vendor validations. New controls in relation to the CECL guidance will also be created and tested during this period. We anticipate the adoption of the guidance will have a material impact on how we measure our allowance for loan losses. The ultimate impact of the guidance will be based upon the economic conditions, the forecasted macroeconomic conditions and the portfolios held at the adoption date. We do not expect the guidance to have a material impact on our AFS or HTM debt securities.
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
The Company acquired loans, investment securities and deposits with fair values of $621.3 million, $234.4 million and $899.3 million, respectively, at the acquisition date. During 2017, the Company recognized goodwill of $109.7 million associated with the Diboll acquisition. As of September 30, 2019, goodwill related to the acquisition was $109.6 million, after recording measurement period adjustments during the third quarter of 2018.  The goodwill resulting from the acquisition represents the value expected from the expansion of our markets into the Southeast Texas region and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service. Goodwill associated with this acquisition is not expected to be deductible for tax purposes.  The Company had goodwill of $201.1 million as of September 30, 2019 and December 31, 2018.
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

3.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and Diluted Earnings:
Net income	$19,792	$20,303	$57,219	$56,757
Basic weighted-average shares outstanding	33,773	35,114	33,732	35,066
Add: Stock awards	128	174	146	175
Diluted weighted-average shares outstanding	33,901	35,288	33,878	35,241
Basic earnings per share:
Net Income	$0.59	$0.58	$1.70	$1.62
Diluted earnings per share:
Net Income	$0.58	$0.58	$1.69	$1.61

For the three and nine months ended September 30, 2019, there were approximately 477,000 and 482,000 anti-dilutive shares, respectively. For the three and nine months ended September 30, 2018, there were approximately 497,000 and 310,000 anti-dilutive shares, respectively.

4.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$31,070	$(820)	$(142)	$(25,173)	$4,935
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	17,334	(2,619)	—	—	14,715
Reclassification adjustments included in net income	70	(499)	(1)	596	166
Income tax (expense) benefit	(3,655)	655	—	(125)	(3,125)
Net current-period other comprehensive income (loss), net of tax	13,749	(2,463)	(1)	471	11,756
Ending balance, net of tax	$44,819	$(3,283)	$(143)	$(24,702)	$16,691

	Nine Months Ended September 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	96,156	(11,392)	—	—	84,764
Reclassification adjustments included in net income	(31)	(1,809)	(5)	1,789	(56)
Income tax (expense) benefit	(20,186)	2,772	1	(376)	(17,789)
Net current-period other comprehensive income (loss), net of tax	75,939	(10,429)	(4)	1,413	66,919
Ending balance, net of tax	$44,819	$(3,283)	$(143)	$(24,702)	$16,691

	Three Months Ended September 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(42,536)	$10,753	$(135)	$(25,404)	$(57,322)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(16,885)	1,894	—	—	(14,991)
Reclassification adjustments included in net income	80	(406)	(1)	547	220
Income tax benefit (expense)	3,529	(312)	—	(115)	3,102
Net current-period other comprehensive (loss) income, net of tax	(13,276)	1,176	(1)	432	(11,669)
Ending balance, net of tax	$(55,812)	$11,929	$(136)	$(24,972)	$(68,991)

	Nine Months Ended September 30, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Cumulative effect of ASU 2016-01 (1)	85	—	—	—	85
Adjusted beginning balance, net of tax	(16,210)	6,399	(133)	(26,269)	(36,213)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(52,757)	7,864	—	—	(44,893)
Reclassification adjustments included in net income	2,629	(864)	(5)	1,642	3,402
Income tax benefit (expense)	10,526	(1,470)	2	(345)	8,713
Net current-period other comprehensive (loss) income, net of tax	(39,602)	5,530	(3)	1,297	(32,778)
Ending balance, net of tax	$(55,812)	$11,929	$(136)	$(24,972)	$(68,991)

(1)	The Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Unrealized gains and losses on securities transferred:
(Amortization) accretion of unrealized gains and losses (1)	$(112)	$661	$(683)	$(729)
Tax benefit (expense)	23	(139)	143	153
Net of tax	(89)	522	(540)	(576)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	42	(741)	714	(1,900)
Tax (expense) benefit	(9)	156	(150)	399
Net of tax	33	(585)	564	(1,501)

Derivatives:
Realized net gain on interest rate swap derivatives (3)	477	384	1,744	799
Tax expense	(100)	(81)	(366)	(168)
Net of tax	377	303	1,378	631

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	22	22	65	65
Tax expense	(5)	(5)	(14)	(14)
Net of tax	17	17	51	51

Amortization of pension plan:
Net actuarial loss (4)	(596)	(547)	(1,789)	(1,642)
Prior service credit (4)	1	1	5	5
Total before tax	(595)	(546)	(1,784)	(1,637)
Tax benefit	125	115	375	343
Net of tax	(470)	(431)	(1,409)	(1,294)
Total reclassifications for the period, net of tax	$(132)	$(174)	$44	$(2,689)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain (loss) on sale of securities available for sale on the consolidated statements of income.

(3)	Included in interest expense for Federal Home Loan Bank of Dallas (“FHLB”) borrowings on the consolidated statements of income.

(4)	These accumulated other comprehensive income (“AOCI”) components are included in the computation of net periodic pension cost (income) presented in “Note 9 - Employee Benefit Plans.”

5.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale (“AFS”) and held to maturity (“HTM”) as of September 30, 2019 and December 31, 2018 are reflected in the tables below (in thousands):

	September 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$635,299	$25,716	$922	$660,093
Other stocks and bonds	3,000	—	44	2,956
Mortgage-backed securities: (1)
Residential	1,309,776	29,454	441	1,338,789
Commercial	231,734	6,812	3	238,543
Total	$2,179,809	$61,982	$1,410	$2,240,381

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,895	$33	$—	$2,928
Mortgage-backed securities: (1)
Residential	59,739	3,292	110	62,921
Commercial	78,321	2,881	11	81,191
Total	$140,955	$6,206	$121	$147,040

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$728,142	$6,115	$17,656	$716,601
Other stocks and bonds	3,000	—	291	2,709
Mortgage-backed securities: (1)
Residential	738,585	3,498	9,111	732,972
Commercial	543,758	941	7,545	537,154
Total	$2,013,485	$10,554	$34,603	$1,989,436

HELD TO MATURITY
Investment securities:
State and political subdivisions	$3,083	$5	$42	$3,046
Mortgage-backed securities: (1)
Residential	59,655	154	1,140	58,669
Commercial	100,193	201	2,328	98,066
Total	$162,931	$360	$3,510	$159,781

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $3.8 million ($3.0 million, net of tax) at September 30, 2019 and $15.3 million ($12.1 million, net of tax) at December 31, 2018. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2019 or the year ended December 31, 2018.
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
The following tables represent the estimated fair value and unrealized loss on investment and mortgage-backed securities AFS and HTM as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$74,770	$794	$7,580	$128	$82,350	$922
Other stocks and bonds	—	—	2,956	44	2,956	44
Mortgage-backed securities:
Residential	50,835	294	24,908	147	75,743	441
Commercial	—	—	1,451	3	1,451	3
Total	$125,605	$1,088	$36,895	$322	$162,500	$1,410

HELD TO MATURITY
Mortgage-backed securities:
Residential	$287	$3	$2,316	$107	$2,603	$110
Commercial	—	—	1,841	11	1,841	11
Total	$287	$3	$4,157	$118	$4,444	$121

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$98,112	$899	$399,205	$16,757	$497,317	$17,656
Other stocks and bonds	2,709	291	—	—	2,709	291
Mortgage-backed securities:
Residential	5,552	27	488,334	9,084	493,886	9,111
Commercial	9,529	30	457,704	7,515	467,233	7,545
Total	$115,902	$1,247	$1,345,243	$33,356	$1,461,145	$34,603

HELD TO MATURITY
Investment securities:
State and political subdivisions	$235	$1	$2,022	$41	$2,257	$42
Mortgage-backed securities:
Residential	4,826	60	51,046	1,080	55,872	1,140
Commercial	399	2	89,168	2,326	89,567	2,328
Total	$5,460	$63	$142,236	$3,447	$147,696	$3,510

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of AFS and HTM securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at September 30, 2019.
The majority of the securities in an unrealized loss position are highly rated Texas municipal securities and U.S. agency MBS where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at September 30, 2019.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018
U.S. Treasury	$—	$10
State and political subdivisions	4,167	6,331
Other stocks and bonds	26	26
Mortgage-backed securities	12,569	10,086
Total interest income on securities	$16,762	$16,453

	Nine Months Ended September 30,
	2019	2018
U.S. Treasury	$—	$141
U.S. government agency debentures	—	89
State and political subdivisions	11,812	19,065
Other stocks and bonds	81	84
Mortgage-backed securities	38,289	31,190
Total interest income on securities	$50,182	$50,569

There was a $714,000 net realized gain from the AFS securities portfolio for the nine months ended September 30, 2019, which consisted of $5.6 million in realized gains and $4.9 million in realized losses.  There was a $1.9 million net realized loss from the AFS securities portfolio for the nine months ended September 30, 2018, which consisted of $3.8 million in realized losses and $1.9 million in realized gains. There were no sales from the HTM portfolio during the nine months ended September 30, 2019 or 2018.  We calculate realized gains and losses on sales of securities under the specific identification method.

The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2019, are presented below by contractual maturity (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2019
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$1,263	$1,267
Due after one year through five years	9,177	9,284
Due after five years through ten years	33,327	34,725
Due after ten years	594,532	617,773
	638,299	663,049
Mortgage-backed securities:	1,541,510	1,577,332
Total	$2,179,809	$2,240,381

	September 30, 2019
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$115	$116
Due after one year through five years	1,668	1,683
Due after five years through ten years	1,112	1,129
Due after ten years	—	—
	2,895	2,928
Mortgage-backed securities:	138,060	144,112
Total	$140,955	$147,040

Investment securities and MBS with carrying values of $871.9 million and $1.08 billion were pledged as of September 30, 2019 and December 31, 2018, respectively, to collateralize FHLB borrowings, repurchase agreements and public funds or for other purposes as required by law.

Equity Investments

Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2019 and December 31, 2018, we had equity investments recorded in our consolidated balance sheets of $12.4 million and $12.1 million, respectively.

Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less any impairment, if any.

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (losses) gains recognized during the period on equity investments	$(27)	$(42)	$136	$(176)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized (losses) gains recognized during the reporting period on equity investments still held at the reporting date	$(27)	$(42)	$136	$(176)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2019.

FHLB Stock

Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2019, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

6.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate loans:
Construction	$621,040	$507,732
1-4 family residential	792,638	794,499
Commercial	1,236,307	1,194,118
Commercial loans	382,077	356,649
Municipal loans	366,906	353,370
Loans to individuals	100,949	106,431
Total loans	3,499,917	3,312,799
Less: Allowance for loan losses (1)	25,129	27,019
Net loans	$3,474,788	$3,285,780

(1)	The allowance for loan losses recorded on purchased credit impaired (“PCI”) loans totaled $141,000 and $302,000 as of September 30, 2019 and December 31, 2018, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2019 consisted of $1.12 billion of owner and non-owner occupied real estate, $97.0 million of loans secured by multi-family properties and $20.0 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705
Provision (reversal) for loan losses (2)	(35)	18	27	618	17	360	1,005
Loans charged off	—	(24)	—	(394)	—	(582)	(1,000)
Recoveries of loans charged off	12	40	21	82	—	264	419
Balance at end of period	$3,576	$3,556	$10,582	$5,852	$547	$1,016	$25,129

	Nine Months Ended September 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Provision (reversal) for loan losses (2)	(33)	(292)	(569)	2,618	22	847	2,593
Loans charged off	—	(42)	(2,876)	(975)	—	(1,789)	(5,682)
Recoveries of loans charged off	12	46	59	235	—	847	1,199
Balance at end of period	$3,576	$3,556	$10,582	$5,852	$547	$1,016	$25,129

	Three Months Ended September 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,841	$2,730	$14,036	$2,560	$859	$1,046	$25,072
Provision (reversal) for loan losses (2)	(717)	585	290	533	5	279	975
Loans charged off	—	(8)	—	(13)	—	(641)	(662)
Recoveries of loans charged off	—	331	5	105	—	266	707
Balance at end of period	$3,124	$3,638	$14,331	$3,185	$864	$950	$26,092

	Nine Months Ended September 30, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	(538)	906	3,499	1,194	4	926	5,991
Loans charged off	(14)	(65)	—	(270)	—	(1,997)	(2,346)
Recoveries of loans charged off	—	352	11	167	—	1,136	1,666
Balance at end of period	$3,124	$3,638	$14,331	$3,185	$864	$950	$26,092

(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan losses.

(2)
Of the $1.0 million provision for loan losses for the three months ended September 30, 2019, $2,000 related to provision expense on PCI loans. Of the $2.6 million provision for loan losses for the nine months ended September 30, 2019, $161,000 related to provision expense reversed on PCI loans. Of the $975,000 and $6.0 million recorded in provision for loan losses for the three and nine months ended September 30, 2018, $466,000 and $824,000 related to provision expense on PCI loans, respectively.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	September 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$25	$71	$1,394	$560	$—	$79	$2,129
Ending balance – collectively evaluated for impairment	3,551	3,485	9,188	5,292	547	937	23,000
Balance at end of period	$3,576	$3,556	$10,582	$5,852	$547	$1,016	$25,129

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$40	$5,337	$368	$1	$149	$5,908
Ending balance – collectively evaluated for impairment	3,584	3,804	8,631	3,606	524	962	21,111
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

(1)	The allowance for loan losses on PCI loans totaled $141,000 and $302,000 as of September 30, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	September 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$412	$1,231	$21,180	$2,182	$352	$120	$25,477
Loans collectively evaluated for impairment	620,497	783,504	1,185,138	378,635	366,554	100,673	3,435,001
Purchased credit impaired loans	131	7,903	29,989	1,260	—	156	39,439
Total ending loan balance	$621,040	$792,638	$1,236,307	$382,077	$366,906	$100,949	$3,499,917

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$12	$1,215	$33,013	$1,394	$429	$184	$36,247
Loans collectively evaluated for impairment	507,564	782,614	1,128,220	353,036	352,941	105,775	3,230,150
Purchased credit impaired loans	156	10,670	32,885	2,219	—	472	46,402
Total ending loan balance	$507,732	$794,499	$1,194,118	$356,649	$353,370	$106,431	$3,312,799

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	September 30, 2019
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$620,593	$24	$—	$333	$90	$621,040
1-4 family residential	782,534	1,408	165	7,833	698	792,638
Commercial	1,178,388	16,979	10,021	30,700	219	1,236,307
Commercial loans	367,835	654	6,645	6,927	16	382,077
Municipal loans	366,906	—	—	—	—	366,906
Loans to individuals	100,436	—	—	305	208	100,949
Total	$3,416,692	$19,065	$16,831	$46,098	$1,231	$3,499,917

	December 31, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$507,529	$163	$—	$28	$12	$507,732
1-4 family residential	787,516	37	100	5,489	1,357	794,499
Commercial	1,067,874	11,479	26,490	87,767	508	1,194,118
Commercial loans	349,495	520	3,189	2,988	457	356,649
Municipal loans	353,370	—	—	—	—	353,370
Loans to individuals	105,536	4	4	678	209	106,431
Total	$3,171,320	$12,203	$29,783	$96,950	$2,543	$3,312,799

(1)
Includes PCI loans comprised of $15,000 pass watch, $55,000 special mention, $2.3 million substandard and $236,000 doubtful as of September 30, 2019. Includes PCI loans comprised of $22,000 pass watch, $859,000 special mention, $3.9 million substandard and $1.2 million doubtful as of December 31, 2018.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	September 30, 2019	December 31, 2018
Nonaccrual loans (1) (2)	$17,148	$35,770
Accruing loans past due more than 90 days (1)	—	—
Restructured loans (3)	11,683	5,930
Other real estate owned	912	1,206
Repossessed assets	4	—
Total nonperforming assets	$29,747	$42,906

(1)	Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

(2)	Includes $8.9 million and $10.9 million of restructured loans as of September 30, 2019 and December 31, 2018, respectively.

(3)	Includes $757,000 and $3.1 million in PCI loans restructured as of September 30, 2019 and December 31, 2018, respectively.

Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $781,000 and $147,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	September 30, 2019	December 31, 2018
Real estate loans:
Construction	$412	$12
1-4 family residential	2,500	2,202
Commercial	13,237	32,599
Commercial loans	747	639
Loans to individuals	252	318
Total	$17,148	$35,770

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

The following tables set forth impaired loans by class of loans, including the unpaid contractual principal balance, the recorded investment and the related allowance for loan losses for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance as of September 30, 2019 or December 31, 2018.

	September 30, 2019
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$566	$529	$25
1-4 family residential	8,350	7,051	71
Commercial	26,285	22,889	1,394
Commercial loans	3,600	2,970	560
Municipal loans	352	352	—
Loans to individuals	616	289	79
Total (1)	$39,769	$34,080	$2,129

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$182	$148	$13
1-4 family residential	6,507	5,923	40
Commercial	36,457	34,744	5,337
Commercial loans	2,874	2,366	368
Municipal loans	429	429	1
Loans to individuals	825	657	149
Total (1)	$47,274	$44,267	$5,908

(1)	Includes $8.6 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of September 30, 2019 and December 31, 2018, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$478	$207	$346	$1,031	$620,009	$621,040
1-4 family residential	1,638	1,429	1,009	4,076	788,562	792,638
Commercial	282	9,179	—	9,461	1,226,846	1,236,307
Commercial loans	1,496	584	474	2,554	379,523	382,077
Municipal loans	—	—	—	—	366,906	366,906
Loans to individuals	698	90	64	852	100,097	100,949
Total	$4,592	$11,489	$1,893	$17,974	$3,481,943	$3,499,917

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$627	$307	$—	$934	$506,798	$507,732
1-4 family residential	7,441	1,258	1,335	10,034	784,465	794,499
Commercial	10,663	7,655	—	18,318	1,175,800	1,194,118
Commercial loans	1,946	705	591	3,242	353,407	356,649
Municipal loans	—	—	—	—	353,370	353,370
Loans to individuals	1,289	351	146	1,786	104,645	106,431
Total	$21,966	$10,276	$2,072	$34,314	$3,278,485	$3,312,799

(1)	Includes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$490	$3	$252	$3
1-4 family residential	7,322	124	3,976	49
Commercial	23,018	166	32,580	16
Commercial loans	3,195	45	2,543	21
Municipal loans	391	6	466	6
Loans to individuals	314	4	244	1
Total	$34,730	$348	$40,061	$96

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$304	$12	$150	$4
1-4 family residential	6,569	304	3,951	138
Commercial	28,549	589	24,149	36
Commercial loans	2,822	162	2,073	51
Municipal loans	414	18	488	20
Loans to individuals	452	13	223	3
Total	$39,110	$1,098	$31,034	$252

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$14	$14	1
Commercial loans	—	—	181	181	3
Total	$—	$—	$195	$195	4

	Nine Months Ended September 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$123	$123	2
Commercial	7,561	—	94	7,655	2
Commercial loans	54	—	659	713	8
Loans to individuals	—	—	26	26	3
Total	$7,615	$—	$902	$8,517	15

	Three Months Ended September 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$283	$283	2
Commercial loans	142	—	56	198	4
Loans to individuals	—	35	—	35	1
Total	$142	$35	$339	$516	7

	Nine Months Ended September 30, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$80	$—	$80	1
Commercial	—	—	283	283	2
Commercial loans	244	—	135	379	9
Loans to individuals	8	35	13	56	4
Total	$252	$115	$431	$798	16

The majority of loans restructured as TDRs during the nine months ended September 30, 2019 and 2018 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the nine months ended September 30, 2019 and 2018 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2019 and 2018, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At September 30, 2019 and 2018, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans

The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	September 30, 2019	December 31, 2018
Outstanding principal balance	$43,654	$51,388
Carrying amount	$39,439	$46,402

The following table presents the changes in the accretable yield for PCI loans during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$14,556	$16,105	$15,054	$18,721
Changes in expected cash flows not affecting non-accretable differences	—	—	—	(1,445)
Reclassifications (to) from nonaccretable discount	258	620	1,332	1,389
Accretion	(723)	(733)	(2,295)	(2,673)
Balance at end of period	$14,091	$15,992	$14,091	$15,992

7. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2019	December 31, 2018
Other borrowings:
Balance at end of period	$9,626	$36,810
Average amount outstanding during the period (1)	14,894	10,880
Maximum amount outstanding during the period (2)	28,354	36,810
Weighted average interest rate during the period (3)	1.7%	1.4%
Interest rate at end of period (4)	1.4%	2.1%

Federal Home Loan Bank borrowings:
Balance at end of period	$978,951	$719,065
Average amount outstanding during the period (1)	817,978	720,785
Maximum amount outstanding during the period (2)	1,004,997	957,231
Weighted average interest rate during the period (3)	2.1%	1.8%
Interest rate at end of period (4)	2.2%	2.3%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2019 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$9,626	$—	$—	$—	$—	$—	$9,626
Federal Home Loan Bank borrowings	962,165	11,319	—	—	—	5,467	978,951
Total obligations	$971,791	$11,319	$—	$—	$—	$5,467	$988,577

Other borrowings include federal funds purchased and repurchase agreements. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2019. There were $28.0 million of federal funds purchased at December 31, 2018.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2019, the line had no outstanding letters of credit. At September 30, 2019, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.27 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $9.6 million and $8.8 million at September 30, 2019 and December 31, 2018, respectively, and had maturities of less than ten months.  These repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.37% to 4.799% and with remaining maturities of 1 day to 8.8 years at September 30, 2019.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities.
Southside Bank has entered into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at both September 30, 2019 and December 31, 2018. Three of the variable rate advance agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate advance agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate advance agreements to fixed interest rates. The interest rate swap contracts had an average interest rate of 1.58% with an average weighted maturity of 4.1 years at September 30, 2019. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

8. Long-term Debt

	September 30, 2019	December 31, 2018
	(in thousands)
Subordinated notes: (1)
5.50% Subordinated Notes, net of unamortized debt issuance costs (2)	$98,532	$98,407
Total Subordinated notes	98,532	98,407
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,557	20,554
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,249	60,246
Total Long-term debt	$158,781	$158,653

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.5 million at September 30, 2019 and $1.6 million at December 31, 2018.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $62,000 at September 30, 2019 and $65,000 at December 31, 2018.

As of September 30, 2019, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

9.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2019	2018	2019	2018	2019	2018
Service cost	$355	$387	$—	$—	$84	$73
Interest cost	914	848	43	41	178	149
Expected return on assets	(1,508)	(1,621)	(74)	(73)	—	—
Net loss amortization	457	378	—	—	139	169
Prior service (credit) cost amortization	(3)	(3)	—	—	2	2
Net periodic benefit cost (income)	$215	$(11)	$(31)	$(32)	$403	$393

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2019	2018	2019	2018	2019	2018
Service cost	$1,065	$1,161	$—	$—	$254	$220
Interest cost	2,741	2,544	127	123	534	447
Expected return on assets	(4,523)	(4,863)	(220)	(218)	—	—
Net loss amortization	1,370	1,134	—	—	419	508
Prior service (credit) cost amortization	(10)	(10)	—	—	5	5
Net periodic benefit cost (income)	$643	$(34)	$(93)	$(95)	$1,212	$1,180

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
At September 30, 2019, net derivative liabilities included $15.7 million of cash collateral held by counterparties subject to master netting agreements.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2019			December 31, 2018
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$270,000	$964	$5,168	$270,000	$9,388	$457
Swaps-Fair Value Hedge-Financial institution counterparties	—	—	—	21,100	—	657
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	126,578	—	11,497	93,967	1,119	1,087
Swaps-Customer counterparties	126,578	11,497	—	93,967	1,087	1,119
Gross derivatives		12,461	16,665		11,594	3,320
Offsetting derivative assets/liabilities		(964)	(964)		(2,201)	(2,201)
Cash collateral received/posted		—	(15,701)		(8,306)	—
Net derivatives included in the consolidated balance sheets (2)		$11,497	$—		$1,087	$1,119

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $11.5 million related to interest rate swaps with customers at September 30, 2019. We had no credit exposure related to interest rate swaps with financial institutions and $1.1 million related to interest rate swaps with customers at December 31, 2018. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$270,000	4.1	2.08%	1.58%	$270,000	4.8	2.45%	1.58%
Swaps-Fair value hedge
Financial institution counterparties	—	—	—	—	21,100	7.5	2.56	3.00
Swaps-Non-hedging
Financial institution counterparties	126,578	11.2	2.08	2.50	93,967	11.6	2.36	2.58
Customer counterparties	126,578	11.2	2.50	2.08	93,967	11.6	2.58	2.36

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

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at September 30, 2019 and December 31, 2018.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2019 and December 31, 2018, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30, 2019
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$660,093	$—	$660,093	$—
Other stocks and bonds	2,956	—	2,956	—
Mortgage-backed securities: (1)
Residential	1,338,789	—	1,338,789	—
Commercial	238,543	—	238,543	—
Equity investments:
Equity investments	5,993	5,993	—	—
Derivative assets:
Interest rate swaps	12,461	—	12,461	—
Total asset recurring fair value measurements	$2,258,835	$5,993	$2,252,842	$—

Derivative liabilities:
Interest rate swaps	$16,665	$—	$16,665	$—
Total liability recurring fair value measurements	$16,665	$—	$16,665	$—

Nonrecurring fair value measurements
Foreclosed assets	$916	$—	$—	$916
Impaired loans (2)	31,445	—	—	31,445
Total asset nonrecurring fair value measurements	$32,361	$—	$—	$32,361

	December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$716,601	$—	$716,601	$—
Other stocks and bonds	2,709	—	2,709	—
Mortgage-backed securities: (1)
Residential	732,972	—	732,972	—
Commercial	537,154	—	537,154	—
Equity investments:
Equity investments	5,791	5,791	—	—
Derivative assets:
Interest rate swaps	11,594	—	11,594	—
Total asset recurring fair value measurements	$2,006,821	$5,791	$2,001,030	$—

Derivative liabilities:
Interest rate swaps	$3,320	$—	$3,320	$—
Total liability recurring fair value measurements	$3,320	$—	$3,320	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,206	$—	$—	$1,206
Impaired loans (2)	37,813	—	—	37,813
Total asset nonrecurring fair value measurements	$39,019	$—	$—	$39,019

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$114,824	$114,824	$114,824	$—	$—
Investment securities:
Held to maturity, at carrying value	2,895	2,928	—	2,928	—
Mortgage-backed securities:
Held to maturity, at carrying value	138,060	144,112	—	144,112	—
Federal Home Loan Bank stock, at cost	45,039	45,039	—	45,039	—
Equity investments	6,395	6,395	—	6,395	—
Loans, net of allowance for loan losses	3,474,788	3,560,407	—	—	3,560,407
Loans held for sale	1,000	1,000	—	1,000	—
Financial liabilities:
Deposits	$4,490,767	$4,491,593	$—	$4,491,593	$—
Other borrowings	9,626	9,626	—	9,626	—
Federal Home Loan Bank borrowings	978,951	983,894	—	983,894	—
Subordinated notes, net of unamortized debt issuance costs	98,532	98,655	—	98,655	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,249	59,525	—	59,525	—

		Estimated Fair Value
December 31, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,719	$120,719	$120,719	$—	$—
Investment securities:
Held to maturity, at carrying value	3,083	3,046	—	3,046	—
Mortgage-backed securities:
Held to maturity, at carrying value	159,848	156,735	—	156,735	—
Federal Home Loan Bank stock, at cost	32,583	32,583	—	32,583	—
Equity investments	6,302	6,302	—	6,302	—
Loans, net of allowance for loan losses	3,285,780	3,251,923	—	—	3,251,923
Loans held for sale	601	601	—	601	—
Financial liabilities:
Deposits	$4,425,030	$4,417,902	$—	$4,417,902	$—
Other borrowings	36,810	36,810	—	36,810	—
Federal Home Loan Bank borrowings	719,065	708,904	—	708,904	—
Subordinated notes, net of unamortized debt issuance costs	98,407	97,611	—	97,611	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	54,729	—	54,729	—

12.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax expense	$3,807	$95	$10,371	$3,107
Deferred income tax (benefit) expense	(146)	2,097	(4)	4,535
Income tax expense	$3,661	$2,192	$10,367	$7,642

The net deferred tax liability totaled $8.0 million at September 30, 2019 as compared to a net deferred tax asset of $9.8 million at December 31, 2018.  No valuation allowance was recorded at September 30, 2019 or December 31, 2018, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2019 or December 31, 2018.

We recognized income tax expense of $3.7 million and $10.4 million, for an effective tax rate (“ETR”) of 15.6% and 15.3% for the three and nine months ended September 30, 2019, respectively, compared to income tax expense of $2.2 million and $7.6 million, for an ETR of 9.7% and 11.9%, for the three and nine months ended September 30, 2018, respectively. The higher ETR for the three and nine months ended September 30, 2019 was mainly due to a discrete tax benefit recorded in 2018 of approximately $800,000 associated with the remeasurement of the net deferred tax asset and a decrease in tax-exempt income as a percentage of pre-tax income for the three and nine months ended September 30, 2019. The benefit recorded in 2018 associated with the remeasurement lowered the ETR by 3.6% and 1.2% for the three and nine months ended September 30, 2018, respectively. The ETR differs from the stated rate of 21% for the three and nine months ended September 30, 2019 and 2018 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 or Texas state tax examinations by tax authorities for years before 2015.

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
Our leases have remaining lease terms ranging from 6 months to 19.7 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
We are also party to operating leases where we lease properties we own to third parties. Operating lease income received from tenants who rent our properties is reported as a reduction to occupancy expense on our consolidated statements of income. The underlying assets associated with these operating leases are included in premises and equipment on our consolidated balance sheets.
Balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$10,046
Operating lease liabilities	$10,478

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$400	$1,189

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows from operating leases	$359	$1,059
Right-of-use assets obtained in exchange for new operating lease liabilities	$537	$1,191

Additional information related to leases was as follows:

September 30, 2019
Weighted average remaining lease term (in years)	12.2
Weighted average discount rate	3.81%

Future minimum rental commitments due under non-cancelable operating leases at September 30, 2019 were as follows (in thousands):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$281
2020	1,456
2021	1,343
2022	1,232
2023	1,083
2024 and thereafter	8,126
Total lease payments (1)	13,521
Less: Interest	(3,043)
Present value of lease liabilities	$10,478

(1)	Excludes $9.1 million of lease payments for a lease executed but not yet commenced. Lease will commence in 2020 with a lease term of 20.4 years.

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

Gross rental income from these leases were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Gross rental income	$767	$2,254

At September 30, 2019, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$715
2020	2,847
2021	1,646
2022	1,580
2023	1,344
2024 and thereafter	4,119
Total lease payments	$12,251

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2019	December 31, 2018
Unused commitments:
Commitments to extend credit	$983,197	$874,557
Standby letters of credit	27,524	27,438
Total	$1,010,721	$901,995

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

Securities. In the normal course of business we buy and sell securities. At September 30, 2019, there were $30.3 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at September 30, 2019. There were $15.2 million unsettled issuances of brokered CDs at December 31, 2018.

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

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
Critical Accounting Estimates
Our accounting and reporting estimates conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters that are highly uncertain to be critical accounting estimates. We consider our critical accounting policies to include allowance for losses on loans, estimation of fair value, business combination and pension plan accounting.
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

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE).  Net interest income (FTE) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the consolidated statements of income. We believe this measure to be the preferred industry measurement of net interest income and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets. The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread (FTE) is the difference in the average yield on average earning assets on a tax-equivalent basis and the average rate paid on average interest bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently. Whenever we present a non-GAAP financial measure in an SEC filing, we are also required to present the most directly comparable financial measure calculated and presented in accordance with GAAP and reconcile the differences between the non-GAAP financial measure and such comparable GAAP measure.
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three and nine months ended September 30, 2019 and 2018, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income (GAAP)	$42,373	$42,410	$126,629	$129,654
Tax equivalent adjustments:
Loans	641	590	1,837	1,755
Tax-exempt investment securities	1,161	1,801	3,761	5,071
Net interest income (FTE) (1)	$44,175	$44,801	$132,227	$136,480

Average earning assets	$5,782,704	$5,654,566	$5,723,484	$5,747,816

Net interest margin	2.91%	2.98%	2.96%	3.02%
Net interest margin (FTE) (1)	3.03%	3.14%	3.09%	3.17%

Net interest spread	2.55%	2.65%	2.60%	2.73%
Net interest spread (FTE) (1)	2.68%	2.82%	2.73%	2.89%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2019	December 31, 2018
Unused commitments:
Commitments to extend credit	$983,197	$874,557
Standby letters of credit	27,524	27,438
Total	$1,010,721	$901,995

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

Securities. In the normal course of business we buy and sell securities. At September 30, 2019, there were $30.3 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at September 30, 2019. There were $15.2 million unsettled issuances of brokered CDs at December 31, 2018.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

OVERVIEW

Operating Results

During the nine months ended September 30, 2019, our net income increased $0.5 million, or 0.8%, to $57.2 million from $56.8 million for the same period in 2018. Increases to net income included a $9.1 million increase in interest income, a $3.4 million decrease in provision for loan losses and a decrease in noninterest expense of $1.6 million, all partially offset by a $12.1 million increase in interest expense and a $2.7 million increase in income tax expense. Earnings per diluted common share increased $0.08, or 5.0% to $1.69 for the nine months ended September 30, 2019, from $1.61 for the same period in 2018.

Financial Condition

Our total assets increased $418.6 million, or 6.8%, to $6.54 billion at September 30, 2019 from $6.12 billion at December 31, 2018. Our securities portfolio increased by $229.0 million, or 10.6%, to $2.38 billion, compared to $2.15 billion at December 31, 2018. The increase in our securities portfolio was comprised of an increase of $285.4 million in MBS partially offset by a decrease of $56.4 million in investment securities as we realigned our portfolio. Our FHLB stock increased $12.5 million, or 38.2%, to $45.0 million from $32.6 million at December 31, 2018, primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.

Loans increased $187.1 million, or 5.6%, to $3.50 billion compared to December 31, 2018. The net increase in our loan portfolio was comprised of increases of $113.3 million of construction loans, $42.2 million of commercial real estate loans, $25.4 million of commercial loans and $13.5 million of municipal loans, partially offset by decreases of $5.5 million of loans to individuals and $1.9 million of 1-4 family residential loans.

Our nonperforming assets at September 30, 2019 decreased 30.7%, to $29.7 million and represented 0.45% of total assets, compared to $42.9 million, or 0.70% of total assets at December 31, 2018.  Nonaccruing loans decreased $18.6 million, or 52.1%, to $17.1 million, and the ratio of nonaccruing loans to total loans decreased to 0.49% at September 30, 2019 compared to 1.08% at December 31, 2018.  The decrease in nonaccrual loans was primarily the result of the sale of three commercial real estate loans of approximately $16.7 million. Restructured loans were $11.7 million at September 30, 2019, an increase of 97.0%, from $5.9 million at December 31, 2018 due to the renegotiation of a commercial real estate loan. Other Real Estate Owned (“OREO”) decreased to $912,000 at September 30, 2019 from $1.2 million at December 31, 2018.

Our deposits increased $65.7 million, or 1.5%, to $4.49 billion at September 30, 2019 from $4.43 billion at December 31, 2018, which was comprised of increases of $44.0 million in noninterest bearing deposits and $21.7 million in interest bearing deposits. The increase in our deposits during 2019 was the result of an increase in private deposits of $205.3 million, partially offset by a decrease in public fund deposits of $139.6 million. Brokered deposits, included in our private deposits, increased $149.0 million, or 61.3%, for the nine months ended September 30, 2019.

Total FHLB borrowings increased $259.9 million, or 36.1%, to $979.0 million at September 30, 2019 from $719.1 million at December 31, 2018 to fund the increase in our securities portfolio.
Our total shareholders’ equity at September 30, 2019 increased 10.8%, or $79.2 million, to $810.5 million, or 12.4% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018. The increase in shareholders’ equity was the result of other comprehensive income of $66.9 million, net income of $57.2 million, stock compensation expense of $1.8 million, common stock issued under our dividend reinvestment plan of $1.1 million and net issuance of common stock under employee stock plans of $1.0 million, partially offset by cash dividends paid of $31.0 million, as well as a reduction to beginning retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08 and the repurchase of $1.3 million of our common stock.

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
Our investment securities and U.S. agency MBS increased from $2.15 billion at December 31, 2018 to $2.38 billion at September 30, 2019. The increase in the securities portfolio was done in conjunction with our balance sheet strategy and ALCO objectives.
During the nine months ended September 30, 2019, we purchased approximately $1.02 billion of U.S. agency MBS and Texas municipal securities. We also sold approximately $727 million of lower yielding fixed rate AFS securities, consisting of Texas municipal securities and U.S. agency MBS. The sales of these lower yielding fixed rate securities were to help alleviate margin compression brought on by the flattening yield curve and resulted in a net realized gain of $714,000.
At September 30, 2019, securities as a percentage of assets totaled 36.4%, compared to 35.1% at December 31, 2018. The increase was due to an increase of $229.0 million, or 10.6%, in the securities portfolio at September 30, 2019 which exceeded our loan growth. Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to own, as well as funding needs and funding sources, will continue to be reevaluated.
With respect to liabilities, we continue to primarily utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding is the primary wholesale funding source we are currently utilizing.

Our FHLB borrowings increased 36.1%, or $259.9 million, to $979.0 million at September 30, 2019 from $719.1 million at December 31, 2018. The Bank has entered into various variable rate advance agreements with the FHLB. These advance agreements totaled $310.0 million at both September 30, 2019 and December 31, 2018. Three of the variable rate advance agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate advance agreements, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate advance agreements to fixed interest rates. The interest rate swap contracts had an average interest rate of 1.58% with an average weighted maturity of 4.1 years at September 30, 2019. The remaining $40.0 million of variable rate advance agreements have interest rates that closely approximate one-month LIBOR. Refer to “Note 10 - Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased $149.0 million, or 62.6%, from $238.1 million at December 31, 2018 to $387.1 million at September 30, 2019, due to lower funding costs currently offered compared to other wholesale funding alternatives and ALCO objectives. At September 30, 2019, our brokered CDs had a weighted average cost of 224 basis points and remaining maturities of less than nine months. Our wholesale funding policy currently allows maximum brokered deposits of $400.0 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
Our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 33.5% at September 30, 2019 from 23.0% at December 31, 2018, as a result of the increase in brokered CDs and FHLB borrowings.

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

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans	$43,165	$39,831	$127,766	$117,962
Taxable investment securities	26	36	81	314
Tax-exempt investment securities	4,167	6,331	11,812	19,065
Mortgage-backed securities	12,569	10,086	38,289	31,190
Federal Home Loan Bank stock and equity investments	422	377	1,217	1,202
Other interest earning assets	206	491	1,089	1,410
Total interest income	60,555	57,152	180,254	171,143
Interest expense:
Deposits	11,366	9,497	34,064	25,529
Federal Home Loan Bank borrowings	4,647	3,108	13,003	9,747
Subordinated notes	1,425	1,423	4,235	4,228
Trust preferred subordinated debentures	685	684	2,132	1,911
Other borrowings	59	30	191	74
Total interest expense	18,182	14,742	53,625	41,489
Net interest income	$42,373	$42,410	$126,629	$129,654

Net Interest Income

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the nine months ended September 30, 2018, the Federal Reserve increased the target federal funds rate by 75 basis points and an additional 25 basis points through the remainder of 2018. These increases in short term interest rates contributed to net interest margin compression for 2018 and through the third quarter of 2019. During the three months ended September 30, 2019, the Federal Reserve reduced the target federal funds rate 50 basis points.
Net interest income for the three months ended September 30, 2019 decreased slightly by $37,000, or 0.1%, compared to the same period in 2018. The slight decrease in net interest income for the three months ended September 30, 2019 was due to the increase in interest expense primarily from our deposits and FHLB borrowings, partially offset by the increase in interest income primarily from our loan portfolio. Total interest income increased $3.4 million, or 6.0%, to $60.6 million for the three months ended September 30, 2019, compared to $57.2 million during the same period in 2018. Total interest expense increased $3.4 million, or 23.3%, to $18.2 million for the three months ended September 30, 2019, compared to $14.7 million for the same period in 2018. Our net interest margin (FTE) decreased to 3.03% for the three months ended September 30, 2019, compared to 3.14% for the same period in 2018 and our net interest spread (FTE) decreased to 2.68%, compared to 2.82% for the same period in 2018.
Net interest income for the nine months ended September 30, 2019 decreased $3.0 million, or 2.3%, to $126.6 million, compared to $129.7 million for the same period in 2018. The decrease in net interest income for the nine months ended September 30, 2019, compared to the same period in 2018, was the result of the increase in interest expense primarily from our deposits and FHLB borrowings, partially offset by an increase in interest income primarily from our loan portfolio. Total interest income increased $9.1 million, or 5.3%, to $180.3 million during the nine months ended September 30, 2019, compared to $171.1 million during the same period in 2018. Total interest expense increased $12.1 million, or 29.3%, to $53.6 million during the nine months ended September 30, 2019, compared to $41.5 million during the same period in 2018. Our net interest margin (FTE) decreased to 3.09% for the nine months ended September 30, 2019, compared to 3.17% for the same period in 2018 and our net interest spread (FTE) decreased to 2.73%, compared to 2.89% for the same period in 2018.
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

	Three Months Ended September 30, 2019 Compared to 2018
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$2,382	$1,002	$3,384
Loans held for sale	8	(7)	1
Taxable investment securities	(11)	1	(10)
Tax-exempt investment securities (1)	(2,322)	(482)	(2,804)
Mortgage-backed securities	1,804	679	2,483
Federal Home Loan Bank stock, at cost, and equity investments	20	25	45
Interest earning deposits	(345)	137	(208)
Federal funds sold	(77)	—	(77)
Total earning assets	1,459	1,355	2,814
Interest expense on:
Savings accounts	4	8	12
Certificates of deposits	(232)	1,499	1,267
Interest bearing demand accounts	30	560	590
Federal Home Loan Bank borrowings	1,168	371	1,539
Subordinated notes, net of unamortized debt issuance costs	2	—	2
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	1	1
Other borrowings	15	14	29
Total interest bearing liabilities	987	2,453	3,440
Net change	$472	$(1,098)	$(626)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was attributable to the increase in average earning assets of $128.1 million, or 2.3%, to $5.78 billion for the three months ended September 30, 2019 from $5.65 billion for the same period in 2018 and the increase in the average yield on earning assets to 4.28% for the three months ended September 30, 2019 from 4.18% for the three months ended September 30, 2018. The increase in average earning assets was primarily the result of increases in the loan portfolio and mortgage-backed securities, partially offset by the decreases in investment securities, interest earning deposits and federal funds sold. The increase in the average yield on total earning assets during the three months ended September 30, 2019 was a result of increases in the federal funds rate during 2018.
The increase in total interest expense for the three months ended September 30, 2019 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.60% for the three months ended September 30, 2019 from 1.36% for the three months ended September 30, 2018, and to a lesser extent, an increase in average FHLB borrowings.  The increase in average rates paid on interest bearing liabilities was due to the increase in the federal funds rate during 2018. The increase in average interest bearing liabilities was primarily a result of the increase in FHLB borrowings, partially offset by a decrease in certificates of deposits.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2019 and 2018. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,477,187	$43,780	5.00%	$3,286,664	$40,396	4.88%
Loans held for sale	2,497	26	4.13%	1,841	25	5.39%
Securities:
Taxable investment securities (2)	3,000	26	3.44%	4,285	36	3.33%
Tax-exempt investment securities (2)	555,835	5,328	3.80%	795,397	8,132	4.06%
Mortgage-backed and related securities (2)	1,660,331	12,569	3.00%	1,418,114	10,086	2.82%
Total securities	2,219,166	17,923	3.20%	2,217,796	18,254	3.27%
Federal Home Loan Bank stock, at cost, and equity investments	57,108	422	2.93%	54,216	377	2.76%
Interest earning deposits	26,746	206	3.06%	77,977	414	2.11%
Federal funds sold	—	—	—	16,072	77	1.90%
Total earning assets	5,782,704	62,357	4.28%	5,654,566	59,543	4.18%
Cash and due from banks	73,815			78,623
Accrued interest and other assets	570,657			477,737
Less: Allowance for loan losses	(24,938)			(25,646)
Total assets	$6,402,238			$6,185,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$367,615	270	0.29%	$362,405	258	0.28%
Certificates of deposits	1,118,410	6,011	2.13%	1,173,672	4,744	1.60%
Interest bearing demand accounts	1,966,764	5,085	1.03%	1,953,904	4,495	0.91%
Total interest bearing deposits	3,452,789	11,366	1.31%	3,489,981	9,497	1.08%
Federal Home Loan Bank borrowings	881,088	4,647	2.09%	654,153	3,108	1.88%
Subordinated notes, net of unamortized debt issuance costs	98,511	1,425	5.74%	98,346	1,423	5.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,248	685	4.51%	60,244	684	4.50%
Other borrowings	13,401	59	1.75%	9,651	30	1.23%
Total interest bearing liabilities	4,506,037	18,182	1.60%	4,312,375	14,742	1.36%
Noninterest bearing deposits	1,020,325			1,064,797
Accrued expenses and other liabilities	72,923			48,699
Total liabilities	5,599,285			5,425,871
Shareholders’ equity	802,953			759,409
Total liabilities and shareholders’ equity	$6,402,238			$6,185,280
Net interest income (FTE)		$44,175			$44,801
Net interest margin (FTE)			3.03%			3.14%
Net interest spread (FTE)			2.68%			2.82%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2019 and 2018, loans totaling $17.1 million and $32.5 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2019 Compared to 2018
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$3,586	$6,301	$9,887
Loans held for sale	(1)	—	(1)
Taxable investment securities	(331)	98	(233)
Tax-exempt investment securities (1)	(6,889)	(1,674)	(8,563)
Mortgage-backed securities	4,272	2,827	7,099
Federal Home Loan Bank stock, at cost, and equity investments	(90)	105	15
Interest earning deposits	(644)	434	(210)
Federal funds sold	(209)	98	(111)
Total earning assets	(306)	8,189	7,883
Interest expense on:
Savings accounts	10	130	140
Certificates of deposits	(484)	5,111	4,627
Interest bearing demand accounts	(50)	3,818	3,768
Federal Home Loan Bank borrowings	826	2,430	3,256
Subordinated notes, net of unamortized debt issuance costs	7	—	7
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	221	221
Other borrowings	62	55	117
Total interest bearing liabilities	371	11,765	12,136
Net change	$(677)	$(3,576)	$(4,253)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was primarily attributable to the increase in the average yield on earning assets to 4.34% for the nine months ended September 30, 2019 from 4.14% for the nine months ended September 30, 2018, partially offset by the decrease in average earning assets of $24.3 million, or 0.4%, to $5.72 billion for the nine months ended September 30, 2019, from $5.75 billion for the same period in 2018. The increase in the average yield on total earning assets during the nine months ended September 30, 2019 was a result of increases in the federal funds rate during 2018. The decrease in average earning assets was primarily the result of the decreases in average investment securities and average interest earning deposits during 2019, partially offset by increases in mortgage-backed securities and the loan portfolio.
The increase in total interest expense for the nine months ended September 30, 2019 was primarily attributable to the increase in the average rates paid on total interest bearing liabilities to 1.61% for the nine months ended September 30, 2019 from 1.25% for the nine months ended September 30, 2018, and the increase in average interest bearing liabilities of $21.6 million, or 0.5%, to $4.46 billion during the nine months ended September 30, 2019 from $4.44 billion during the nine months ended September 30, 2018.  The increase in average rates paid on interest bearing liabilities was due to the increases in the federal funds rate during 2018. The increase in average interest bearing liabilities was primarily the result of the increases in average FHLB borrowings and other borrowings, partially offset by decreases in certificates of deposits and interest bearing demand accounts.

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2019 and 2018. The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,387,719	$129,549	5.11%	$3,290,925	$119,662	4.86%
Loans held for sale	1,698	54	4.25%	1,727	55	4.26%
Securities:
Taxable investment securities (2)	3,000	81	3.61%	16,707	314	2.51%
Tax-exempt investment securities (2)	557,961	15,573	3.73%	800,998	24,136	4.03%
Mortgage-backed and related securities (2)	1,662,715	38,289	3.08%	1,471,179	31,190	2.83%
Total securities	2,223,676	53,943	3.24%	2,288,884	55,640	3.25%
Federal Home Loan Bank stock, at cost, and equity investments	54,407	1,217	2.99%	58,601	1,202	2.74%
Interest earning deposits	52,345	1,003	2.56%	92,477	1,213	1.75%
Federal funds sold	3,639	86	3.16%	15,202	197	1.73%
Total earning assets	5,723,484	185,852	4.34%	5,747,816	177,969	4.14%
Cash and due from banks	78,539			77,407
Accrued interest and other assets	538,248			481,279
Less: Allowance for loan losses	(25,604)			(23,753)
Total assets	$6,314,667			$6,282,749
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$364,520	790	0.29%	$358,870	650	0.24%
Certificates of deposits	1,130,561	17,569	2.08%	1,173,000	12,942	1.48%
Interest bearing demand accounts	1,973,024	15,705	1.06%	1,981,293	11,937	0.81%
Total interest bearing deposits	3,468,105	34,064	1.31%	3,513,163	25,529	0.97%
Federal Home Loan Bank borrowings	817,978	13,003	2.13%	757,399	9,747	1.72%
Subordinated notes, net of unamortized debt issuance costs	98,470	4,235	5.75%	98,307	4,228	5.75%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,247	2,132	4.73%	60,242	1,911	4.24%
Other borrowings	14,894	191	1.71%	9,018	74	1.10%
Total interest bearing liabilities	4,459,694	53,625	1.61%	4,438,129	41,489	1.25%
Noninterest bearing deposits	1,007,263			1,042,432
Accrued expenses and other liabilities	76,963			47,591
Total liabilities	5,543,920			5,528,152
Shareholders’ equity	770,747			754,597
Total liabilities and shareholders’ equity	$6,314,667			$6,282,749
Net interest income (FTE)		$132,227			$136,480
Net interest margin (FTE)			3.09%			3.17%
Net interest spread (FTE)			2.73%			2.89%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2019 and 2018, loans totaling $17.1 million and $32.5 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2019		Nine Months Ended September 30,		2019
			Change From				Change From
	2019	2018	2018		2019	2018	2018
Deposit services	$6,753	$6,317	$436	6.9%	$19,391	$18,757	$634	3.4%
Net gain (loss) on sale of securities available for sale	42	(741)	783	105.7%	714	(1,900)	2,614	137.6%
Gain on sale of loans	131	303	(172)	(56.8)%	405	591	(186)	(31.5)%
Trust fees	1,523	1,568	(45)	(2.9)%	4,584	5,259	(675)	(12.8)%
Bank owned life insurance	622	552	70	12.7%	1,725	2,369	(644)	(27.2)%
Brokerage services	555	532	23	4.3%	1,549	1,488	61	4.1%
Other noninterest income	1,485	1,491	(6)	(0.4)%	3,535	4,075	(540)	(13.3)%
Total noninterest income	$11,111	$10,022	$1,089	10.9%	$31,903	$30,639	$1,264	4.1%
The 10.9% increase in noninterest income for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to an increase in net gain on sale of securities available for sale and deposit services income, partially offset by a decrease in gain on sale of loans.
The 4.1% increase in noninterest income for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to an increase in net gain on sale of securities available for sale and deposit services income, partially offset by decreases in trust fees, bank owned life insurance, other noninterest income and gain on sale of loans.
The increase in deposit services income for the three and nine months ended September 30, 2019 was primarily a result of net increases in our debit card income and an increase in our overdraft fees during the second quarter of 2019.
During the nine months ended September 30, 2019, we sold Texas municipal securities and mortgage related securities that resulted in a net gain on sale of AFS securities of $42,000 and $714,000 for the three and nine months ended September 30, 2019, respectively.
Gain on sale of loans decreased during the three and nine months ended September 30, 2019 due to a decrease in volume of loans sold.
The decrease in trust fees for the nine months ended September 30, 2019 was the result of the integration of the trust fee billing cycle during the first quarter of 2018 in connection with the Diboll acquisition and general market fluctuations.
The decrease in bank owned life insurance income during the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to the death benefits realized in the second quarter of 2018 for a retired covered officer.
Other noninterest income decreased during the nine months ended September 30, 2019 primarily due to a decrease in mortgage servicing fee income, a partial loss on fair value hedge interest rate swaps and a decrease in credit card fee income, partially offset by increases in investment income and swap fee income.

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2019		Nine Months Ended September 30,		2019
			Change From				Change From
	2019	2018	2018		2019	2018	2018
Salaries and employee benefits	$18,388	$17,628	$760	4.3%	$54,325	$52,820	$1,505	2.8%
Net occupancy	3,430	3,396	34	1.0%	9,894	10,339	(445)	(4.3)%
Acquisition expense	—	437	(437)	(100.0)%	—	2,295	(2,295)	(100.0)%
Advertising, travel & entertainment	593	648	(55)	(8.5)%	2,173	2,108	65	3.1%
ATM expense	232	251	(19)	(7.6)%	658	840	(182)	(21.7)%
Professional fees	1,192	824	368	44.7%	3,575	2,846	729	25.6%
Software and data processing	1,116	977	139	14.2%	3,278	2,939	339	11.5%
Communications	480	354	126	35.6%	1,456	1,370	86	6.3%
FDIC insurance	—	435	(435)	(100.0)%	859	1,416	(557)	(39.3)%
Amortization of intangibles	1,080	1,279	(199)	(15.6)%	3,388	3,985	(597)	(15.0)%
Other noninterest expense	2,515	2,733	(218)	(8.0)%	8,747	8,945	(198)	(2.2)%
Total noninterest expense	$29,026	$28,962	$64	0.2%	$88,353	$89,903	$(1,550)	(1.7)%
The increase in noninterest expense for the three months ended September 30, 2019, compared to the same period in 2018, was the result of increases in salaries and employee benefits, professional fees, software and data processing and communications expense, partially offset by decreases in acquisition expense, FDIC insurance, other noninterest expense and amortization of intangibles.
The decrease in noninterest expense for the nine months ended September 30, 2019, compared to the same period in 2018, was the result of decreases in acquisition expense, amortization of intangibles, FDIC insurance and net occupancy expense, partially offset by increases in salaries and employee benefits, professional fees and software and data processing expense.
Salary and employee benefits increased for the three months ended September 30, 2019, compared to the same period in 2018, due to increases in direct salary expense and insurance expense. Salary and employee benefits increased for the nine months ended September 30, 2019, compared to the same period in 2018, due to increases in retirement expense, insurance expense and direct salary expense.
Direct salary expense increased $441,000, or 2.9%, during the three months ended September 30, 2019, compared to the same period in 2018, due to normal salary increases effective in the first quarter of 2019. For the nine months ended September 30, 2019, direct salary expense increased $199,000, or 0.4%, compared to the same period in 2018, due to normal salary increases effective in the first quarter of 2019, partially offset by one-time bonus payments in the first quarter of 2018 of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act.
Health and life insurance expense, included in salaries and employee benefits, increased $365,000, or 23.2%, and $720,000, or 15.3%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2019.
Retirement expense decreased $47,000, or 4.5%, and increased $586,000, or 25.2%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase for the nine months ended September 30, 2019 was primarily due to increases in our split dollar agreement expense. This increase was primarily due to the reversal of a split dollar liability during the second quarter of 2018 related to the death of a retired covered officer.
For the three months ended September 30, 2018, acquisition expense consisted of $330,000 in additional professional fees related primarily to system integration and $107,000 in change in control payments. For the nine months ended September 30, 2018, acquisition expense consisted of $1.2 million in change in control payment accruals and severance payments, $1.1 million in additional professional fees and $44,000 in travel expenses, both of the latter related to systems integration.

ATM expense decreased for the nine months ended September 30, 2019, compared to the same period in 2018 due to higher ATM expense recognized prior to full integration of the former Diboll locations in 2018.
Professional fees increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to increases in audit and legal fees.
Software and data processing expense increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to entry into various new software contracts.
FDIC insurance decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to a small bank assessment credit issued by the FDIC in the third quarter of 2019 and a decrease in our FDIC assessment base and rate.
Amortization expense on intangibles decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
Income Taxes
Pre-tax income for the three and nine months ended September 30, 2019 was $23.5 million and $67.6 million, respectively, compared to $22.5 million and $64.4 million for the same periods in 2018. We recorded income tax expense of $3.7 million and $10.4 million for the three and nine months ended September 30, 2019, respectively, compared to income tax expense of $2.2 million and $7.6 million for the same periods in 2018. The effective tax rate (“ETR”) as a percentage of pre-tax income was 15.6% and 15.3% for the three and nine months ended September 30, 2019, respectively, compared to an ETR as a percentage of pre-tax income of 9.7% and 11.9% for the same periods in 2018.   The higher ETR for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was mainly due to a discrete tax benefit recorded in 2018 of approximately $800,000 associated with the remeasurement of the net deferred tax asset and a decrease in tax-exempt income as a percentage of pre-tax income for the three and nine months ended September 30, 2019. The benefit recorded in 2018 associated with the remeasurement lowered the ETR by 3.6% and 1.2% for the three and nine months ended September 30, 2018, respectively
The ETR differs from the stated rate of 21% for the three and nine months ended September 30, 2019 and 2018 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax liability totaled $8.0 million at September 30, 2019 as compared to a net deferred tax asset of $9.8 million at December 31, 2018. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio.
See “Note 12 - Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2019 or December 31, 2018, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2019, these investments were 6.8% of total assets, as compared with 4.0% for December 31, 2018 and 5.0% for September 30, 2018. The increase to 6.8% at September 30, 2019, is primarily reflective of changes in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at September 30, 2019. There were $28.0 million of federal funds purchased at December 31, 2018.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2019, the line had no outstanding letters of credit.  At September 30, 2019, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities was approximately $1.27 billion, net of FHLB stock purchases required.  The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Capital Resources
Our total shareholders’ equity at September 30, 2019 increased 10.8%, or $79.2 million, to $810.5 million, or 12.4% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018.
The increase in shareholders’ equity was the result of other comprehensive income of $66.9 million, net income of $57.2 million, stock compensation expense of $1.8 million, common stock issued under our dividend reinvestment plan of $1.1 million and net issuance of common stock under employee stock plans of $1.0 million, partially offset by cash dividends paid of $31.0 million, as well as a reduction to beginning retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08 and the repurchase of $1.3 million of our common stock.
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
Failure to meet minimum capital requirements under the 2015 Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of September 30, 2019, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Amount
September 30, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$583,598	14.19%	$185,120	4.50%	N/A	N/A
Bank Only	$717,392	17.44%	$185,092	4.50%	$267,355	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$642,037	15.61%	$246,827	6.00%	N/A	N/A
Bank Only	$717,392	17.44%	$246,789	6.00%	$329,052	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$767,238	18.65%	$329,103	8.00%	N/A	N/A
Bank Only	$744,061	18.09%	$329,052	8.00%	$411,316	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$642,037	10.46%	$245,510	4.00%	N/A	N/A
Bank Only	$717,392	11.69%	$245,395	4.00%	$306,744	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2019, Southside Bancshares and Southside Bank meet all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019.

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2019	2018
Return on average assets	1.23%	1.30%
Return on average shareholders’ equity	9.78	10.61
Dividend payout ratio – Basic	52.54	51.72
Dividend payout ratio – Diluted	53.45	51.72
Average shareholders’ equity to average total assets	12.54	12.28
	Nine Months Ended September 30,
	2019	2018
Return on average assets	1.21%	1.21%
Return on average shareholders’ equity	9.93	10.06
Dividend payout ratio – Basic	54.12	54.32
Dividend payout ratio – Diluted	54.44	54.66
Average shareholders’ equity to average total assets	12.21	12.01

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2018.  There were no substantial changes in these concentrations during the nine months ended September 30, 2019.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the Texas counties in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2018	September 30, 2018
	September 30, 2019	December 31, 2018	September 30, 2018	Change (%)	Change (%)
Real estate loans:
Construction	$621,040	$507,732	$484,254	22.3%	28.2%
1-4 family residential	792,638	794,499	791,274	(0.2)%	0.2%
Commercial	1,236,307	1,194,118	1,218,714	3.5%	1.4%
Commercial loans	382,077	356,649	322,873	7.1%	18.3%
Municipal loans	366,906	353,370	344,792	3.8%	6.4%
Loans to individuals	100,949	106,431	112,617	(5.2)%	(10.4)%
Total loans	$3,499,917	$3,312,799	$3,274,524	5.6%	6.9%
Our loan portfolio increased $187.1 million, or 5.6%, at September 30, 2019 compared to December 31, 2018 with increases in all of the loan portfolios with the exception of loans to individuals and 1-4 family residential loans.
Our loan portfolio increased $225.4 million, or 6.9%, at September 30, 2019 compared to September 30, 2018 with increases in all of the loan portfolios other than loans to individuals.
At September 30, 2019, our real estate loans represented 75.7% of our loan portfolio and were comprised of construction loans of 23.4%, 1-4 family residential loans of 29.9% and commercial real estate loans of 46.7%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Despite a significant reduction in oil prices during 2015 and 2016 when the price per barrel of crude oil traded below $30 at one point, the Texas economy as a whole has continued to perform very well, reflective of the economic diversity Texas has achieved. Energy loans comprised approximately 3.33% and 1.92% of our loan portfolio at September 30, 2019 and December 31, 2018, respectively. During the last three years, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has experienced slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve exceeded that of the U.S. average. We cannot predict whether current economic conditions will improve, remain the same or decline.

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

As of September 30, 2019, our review of the loan portfolio indicated that an allowance for loan losses of $25.1 million was appropriate to cover losses in the portfolio.  Changes in economic and other conditions, including the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments” (“CECL”). Refer to “Note 1 - Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this report for more information on the expected impact of CECL on our consolidated financial statements.
During the nine months ended September 30, 2019, the allowance for loan losses decreased $1.9 million, or 7.0%, to $25.1 million, or 0.72% of total loans, when compared to $27.0 million, or 0.82% of total loans at December 31, 2018. The decrease in the allowance for loan losses was driven by a partial reversal of provision after $1.2 million in charge-offs associated with three large nonaccrual commercial real estate loans sold during the first quarter of 2019.
For the three and nine months ended September 30, 2019, loan charge-offs were $1.0 million and $5.7 million, respectively, and recoveries were $419,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2018, loan charge-offs were $662,000 and $2.3 million, respectively, and recoveries were $707,000 and $1.7 million, respectively. For the three and nine months ended September 30, 2019, we recorded provision expense of $1.0 million and $2.6 million, respectively, an increase of $30,000, or 3.1%, and a decrease of $3.4 million, or 56.7%, from $1.0 million and $6.0 million, respectively, for the same periods in 2018. The decrease in provision expense for the nine months ended September 30, 2019 was primarily due to three large commercial real estate loans placed on nonaccrual status in 2018 and subsequently sold during the first quarter of 2019.
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

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2018	September 30, 2018
	September 30, 2019	December 31, 2018	September 30, 2018	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$412	$12	$55	3,333.3%	649.1%
1-4 family residential	2,500	2,202	1,399	13.5%	78.7%
Commercial real estate	13,237	32,599	29,512	(59.4)%	(55.1)%
Commercial	747	639	1,153	16.9%	(35.2)%
Loans to individuals	252	318	407	(20.8)%	(38.1)%
Total nonaccrual loans (1)	17,148	35,770	32,526	(52.1)%	(47.3)%

Accruing loans past due more than 90 days (1)	—	—	—	—%	—%
Restructured loans (2)	11,683	5,930	5,699	97.0%	105.0%
Other real estate owned	912	1,206	1,413	(24.4)%	(35.5)%
Repossessed assets	4	—	—	100.0%	100.0%
Total nonperforming assets	$29,747	$42,906	$39,638	(30.7)%	(25.0)%

Asset quality ratios:
Nonaccruing loans to total loans	0.49%	1.08%	0.99%
Allowance for loan losses to nonaccruing loans	146.54	75.54	80.22
Allowance for loan losses to nonperforming assets	84.48	62.97	65.83
Allowance for loan losses to total loans	0.72	0.82	0.80
Nonperforming assets to total assets	0.45	0.70	0.65
Net charge-offs to average loans	0.18	0.07	0.03
(1) Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.
(2) Includes $757,000, $3.1 million and $3.2 million in PCI loans restructured as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

The OREO at September 30, 2019 consisted primarily of construction, 1-4 family residential and commercial real estate properties. We are actively marketing all OREO properties and none are being held for investment purposes.
Acquisition
See “Note 2 - Acquisition” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Expansion
We have received regulatory approval to open a retail in-store branch in Kingwood, Texas, located in Montgomery County. Kingwood is a community located northeast of Houston, approximately 15 miles south of our Splendora branch. We anticipate opening this new location in November 2019.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Subsequent Events

Subsequent to September 30, 2019 and through October 28, 2019, we purchased 25,615 shares of common stock at an average price of $33.47 pursuant to the Stock Repurchase Plan.

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  Due to the low level of interest rates, many of the current interest rates cannot decline 100 or 200 basis points. The model has floors for each of those interest rates, and none are assumed to go negative. As of September 30, 2019, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance in net interest income of 1.59% and an immediate increase in interest rates of 200 basis points would result in a negative variance in net interest income of 1.37%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 0.86% and an immediate decrease in interest rates of 200 basis points would result in a negative variance in net interest income of 0.19%, relative to the base case over the next 12 months. As of December 31, 2018, the model simulations projected that an immediate increase in interest rates of 100 basis points would result in a positive variance in net interest income of 1.51% and an immediate increase in interest rates of 200 basis points would result in a negative variance in net interest income of 1.29%, relative to the base case over the next 12 months, while immediate decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.22% and 3.34%, respectively, relative to the base case over the next 12 months.  As of September 30, 2018, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances in net interest income of 1.45% and 0.13%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.06% and 6.04%, respectively, relative to the base case over the next 12 months. As part of the overall assumptions, certain assets and liabilities are given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

On September 5, 2019, our Board of Directors approved a Stock Repurchase Plan, authorizing the repurchase, from time to time, of up to 1 million shares of the Company’s outstanding common stock. Repurchases may be carried out in open market purchases or privately negotiated transactions at prevailing market prices. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may suspend or discontinue the plan at any time. During the three months ended September 30, 2019, the Company did not make any purchases under the approved Stock Repurchase Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 31, 2019	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 31, 2019	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)