Form 10-K
period 2019-12-31
SOUTHSIDE BANCSHARES INC
filed 2020-02-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______ to _______

Commission file number 000-12247
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $1.02 billion (based upon the closing price of $32.38 per share as reported by the NASDAQ Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter).
As of February 24, 2020, there were 33,847,232 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy statement to be filed for the Annual Meeting of Shareholders to be held May 13, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT
In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank. “Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside in 2014. “Diboll” refers to Diboll State Bancshares, Inc., a bank holding company acquired by Southside on November 30, 2017. For additional information concerning the effect of the merger and the fair value of assets assumed in relation to the acquisition, see “Note 2 – Acquisition”.
PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING INFORMATION
The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 60 branches, 16 of which are located in grocery stores, in addition to wealth management and trust services, and/or loan production, brokerage or other financial services offices.
At December 31, 2019, our total assets were $6.75 billion, total loans were $3.57 billion, total deposits were $4.70 billion and total equity was $804.6 million.  For the years ended December 31, 2019 and 2018, our net income was $74.6 million and $74.1 million, respectively. For the years ended December 31, 2019 and 2018, diluted earnings per common share was $2.20 and $2.11, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations.  Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit sharing plans. At December 31, 2019, our wealth management and trust assets under management were approximately $1.72 billion.
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
Our primary executive offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701 and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge on either our website, https://investors.southside.com/ under the topic Filings and Financials, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has a population of approximately 210,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
We consider our primary market areas to be East Texas, Southeast Texas, the greater Fort Worth, Texas area and the greater Austin, Texas area.  Our expectation is that our presence in all of the market areas we serve should grow in the future.  In addition, we continue to explore new markets in which we believe we can expand successfully. During the fourth quarter of 2019, we opened a full service in-store branch in Kingwood, Texas, located in Montgomery County. Kingwood is a community located northeast of Houston, approximately 15 miles south of our Splendora branch.
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
Our 60 branches and 40 motor bank facilities are located in and around Arlington, Austin, Bullard, Chandler, Cleburne, Cleveland, Diboll, Euless, Flower Mound, Fort Worth, Frisco, Granbury, Grapevine, Gresham, Gun Barrel City, Hawkins, Hemphill, Irving, Jacksonville, Jasper, Kingwood, Lindale, Longview, Lufkin, Nacogdoches, Palestine, Pineland, San Augustine, Splendora, Tyler, Watauga, Weatherford and Whitehouse. Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each market area is directly attributable to our market share in that market area combined with overall cost.
Additionally, our customers may access various banking services through a wide network of automated teller machines (“ATMs”), interactive teller machines (“ITMs”) and through automated telephone, internet and mobile banking products.  These products allow our customers to apply for loans, open deposit accounts, access account information and conduct various other transactions online from their smart phones or computers.
RECENT DEVELOPMENTS
On January 31, 2020, we announced our plans to file an application to open a loan production office within the greater Houston area, which will be subject to regulatory approval.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. During the last few years, economic growth, employment gains and business activity across a wide range of industries and regions in the U.S. has experienced slow but steady growth. During a majority of that time economic growth and business activity in certain Texas markets we serve have exceeded the U.S. average. We cannot predict whether current economic conditions will improve, remain the same or decline.

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
EMPLOYEES
At February 14, 2020, we employed approximately 845 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.
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
In addition to the system of regulation and supervision outlined above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Bureau of Consumer Financial Protection (the “Bureau”), a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act (“TILA”), the Electronic Fund Transfer Act and the Real Estate Settlement Procedures Act (“RESPA”), among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets (such as Southside Bank) for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services.
The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  As a result of the Dodd-Frank Act, which was enacted on July 21, 2010, the regulatory framework under which we operate has changed and may continue to change substantially over the next several years.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  Among the provisions that have impacted or are likely to affect the operations of the Company and Southside Bank are the following:

•	Creation of the Bureau with centralized authority, including supervisory, examination and enforcement authority, for consumer protection in the banking industry;

•	Limitations on federal preemption;

•
Prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund;

•	Application of regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies;

•	Changes to the assessment base for deposit insurance premiums;

•	Permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000;

•	Repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2019, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common equity tier 1 risk-based capital ratio	4.50%	6.50%	14.07%	17.58%
Tier 1 risk-based capital ratio	6.00%	8.00%	15.46%	17.58%
Total risk-based capital ratio	8.00%	10.00%	18.43%	18.20%
Leverage ratio	4.00%	5.00%	10.18%	11.57%

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
Under the 2015 Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. However, for bank holding companies like Southside that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for banking organizations (except for those non-SEC reporting companies that have not then adopted CECL) (collectively, the “2018 Capital Rules”). In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost and changed the approaches for recognizing and recording credit losses on available for sale (“AFS”) debt securities and purchased credit impaired (“PCI”) financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. The 2018 Capital Rules became effective on April 1, 2019; for SEC reporting companies with December 31 fiscal-year ends, the CECL standard is effective as of January 1, 2020, and must be applied to financial statements and regulatory reports (i.e., Call Reports) beginning with the quarter ending March 31, 2020.
On November 13, 2019, the federal banking agencies jointly issued a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). Under the final rule, effective January 1, 2020, a “qualifying community banking organization” is one that has (i) less than $10 billion in total consolidated assets; (ii) a leverage ratio greater than 9%; (iii) off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) trading assets and liabilities of 5% or less of total consolidated assets. Qualifying banks that meet these thresholds, and elect the CBLR framework, would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer imposed under Basel III, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations.
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
Source of Strength.  Federal Reserve policy and regulation require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2019, the Federal Reserve and other federal banking regulators have not issued rules implementing this requirement.
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
Change in Control.  Subject to certain exceptions, under the BHCA and the Change in Bank Control Act (“CBCA”), and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the approval of the Federal Reserve prior to acquiring control.  With respect to the Company, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.  In certain cases, a company may also be presumed to have control under the BHCA if it acquires five percent or more of any class of voting securities. On April 23, 2019, the Federal Reserve released for public comment a revised approach to determining control of banking organization. Under its proposed “Tiered Presumptions” framework, the Federal Reserve would consider the nature and extent of “controlling influences” that exist between a party and a banking organization at different levels of voting security ownership (i.e., 5%, 10% and 15%). As of December 31, 2019, the Federal Reserve has not issued final rules adopting this approach.
Acquisitions.  The BHCA provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company, or (iii) in order to merge or consolidate with another bank holding company.
Regulatory Examination.  Federal and state banking agencies require the Company and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Company and any nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report. On December 22, 2017, Congress enacted the Tax Cuts and Jobs Act (“Tax Act”) which had immediate accounting and reporting implications for the Company and Southside Bank. Specifically, the lower corporate tax rate was accompanied by changes to how the Company and the Bank are required to calculate their deferred tax assets and deferred tax liabilities which are disclosed on their financial statements and regulatory reports, and also impacted their respective capital calculations under the Basel III Capital Rules, which are discussed above in “Holding Company Regulation - Capital Adequacy.”
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
Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015. The Federal Reserve extended the conformance deadline twice (first to July 21, 2016, and again to July 21, 2017) for certain legacy “covered funds” activities and investments in place before December 31, 2013. On July 22, 2019, the federal banking agencies amended the Volcker Rule to exempt from coverage those banks with (i) total consolidated assets equal to $10 billion or less; and (ii) total trading assets and liabilities equal to 5 percent or less of total consolidated assets. On August 20, 2019, the federal regulators approved additional amendments to the Volcker Rule intended to simplify compliance with the Volcker Rule, and further limit the scope of the Rule’s applicability. These new amendments include: (i) more limited definition of “trading account”; (ii) additional exclusions from the definition of “proprietary trading”; and (iii) streamlining the existing exclusions and exemptions for various banking entities. These amendments are effective as of January 1, 2020, but compliance is not required until January 1, 2021.
Brokered Deposits.  Southside Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits. On December 12, 2019, the FDIC issued a Notice of Proposed Rulemaking intended to modernize its historic treatment of brokered deposits and expand a bank’s ability to accept deposits through various channels.
Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions, the maximum aggregate amount of loans that Southside Bank is permitted to make to any one borrower is 25% of Tier 1 capital.
Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc. and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors. As a result of the 2018 Capital Rules, on November 13, 2019, the Federal Reserve adopted conforming changes to its definition of “unimpaired capital and impaired surplus” under Regulation O, which impact the calculation of dollar limits on loans subject to the regulation.
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
On September 30, 2019, the FDIC announced that the DRR reached 1.41 percent, exceeding the required 1.35 percent imposed by the Dodd-Frank Act. As mandated by the Dodd-Frank Act, as a result of the DRR exceeding 1.38 percent, small banks like Southside Bank (i.e., banks with less than $10 billion in total consolidated assets) began receiving credits against their quarterly deposit insurance assessments commencing with the second quarterly assessment period of 2019 (ending June 30, 2019). Small banks will receive these credits for a total of four quarterly assessment periods.
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
In addition, since the first quarter of 1997, all FDIC-insured institutions were required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessment rates, which were calculated off the assessment base established by the Dodd-Frank Act, were set quarterly. The final assessment was made on March 29, 2019, at a rate of 0.120 (annual) basis points.
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
Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangements.  Specifically, the Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, as of December 31, 2019, regulators have yet to issue the final rule on the topic.
In addition, on October 17, 2019, the federal banking regulators published for comment proposed guidance, intended for all regulated depository institutions regardless of asset size, to be used in creating a “credit risk review system” consistent with the existing Guidelines on lending practices. Comments were due by December 16, 2019.
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
On January 9, 2020, the OCC and the FDIC issued a joint notice of proposed rulemaking and request for comment on their proposals to strengthen existing CRA regulations by (i) clarifying which activities qualify for CRA credit; (ii) clarifying where activities must occur to receive credit; and (iii) creating a more transparent and objective method for measuring CRA compliance. Comments are due by March 9, 2020.

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

Many of the foregoing laws and regulations have recently changed and are subject to further change resulting from the provisions in the Dodd-Frank Act and other developments. For example: (i) on July 10, 2017, the Bureau issued a final rule that imposes limitations on the use of pre-dispute arbitration agreements by covered providers of consumer financial products and services; (ii) on April 1, 2019, the Bureau and the Federal Reserve finalized amendments to Regulation E and Regulation Z, respectively, related to prepaid account programs; and (iii) on December 18, 2019, the Bureau published two sets of guidance related to construction loan disclosure requirements.
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
Anti-Money Laundering.  Southside Bank is subject to the regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, which implements the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government the power to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the USA PATRIOT Act includes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including state-chartered banks like Southside Bank.
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
Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. In addition, the Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and be required to report any identified relationships or transactions.
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
In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under existing federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  On October 28, 2014, the Bureau amended the annual privacy notice requirement to permit a financial institution to provide the annual privacy notice through posting the annual notice on its website if the financial institution meets certain conditions. On December 4, 2015, the GLBA was amended to provide additional circumstances under which a financial institution is not required to provide an annual notice. This amendment was incorporated by the Bureau into its implementing regulation, Regulation P, on August 10, 2018. States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. In addition, effective January 2, 2020, Texas state banks are required to notify the TDB of “cybersecurity incidents” within specified timeframes.
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
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  At December 31, 2019, approximately 75.2% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing until 2010, there was significant deterioration in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities (“MBS”) and the lending markets generally.  This decline resulted in restrictions in the resale markets during 2011 and 2012 for non-conforming loans and had an adverse effect on retail mortgage lending operations in many markets.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business.  Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, interest rates, the yield curve, or market risk spreads, or a prolonged, flat or inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	our ability to originate loans and obtain deposits;

•	our ability to retain deposits in a rising rate environment;

•	net interest rate spreads and net interest rate margins;

•	our ability to enter into instruments to hedge against interest rate risk;

•	the fair value of our financial assets and liabilities; and

•	the average duration of our loan and MBS portfolio.
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
We are subject to the risk that our U.S. agency mortgage-backed securities could prepay faster than we have projected.
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
The process we use to estimate our loan losses and to measure the fair value of our financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  The adoption of CECL in 2020 is likely to increase the complexity of these analytical and forecasting models. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If the methodology we use for determining our loan losses are inadequate, our allowance for loan losses may not be sufficient to support future charge-offs.  If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments.  Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
Our allowance for loan losses may be insufficient.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within our existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards, including the implementation of Current Expected Credit Loss (“CECL”) methodology for 2020, could materially affect how we report our financial results.
The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)) that became effective for us January 1, 2020, referred to as CECL. Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for loan losses in the period when the loans are booked. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts. Should these factors materially change, we may be required to increase our allowance for loan losses, decreasing our reported income and introducing additional volatility into our reported earnings.
ASU 2016-13, will also change the impairment model for investment securities classified as AFS. Under the new impairment model, an AFS investment security is considered impaired when it experiences a decline in fair value below its amortized cost basis. At each measurement date, we will determine how much of the decline in fair value below amortized cost basis is due to credit-related factors and how much of the decline is due to noncredit-related factors. Credit-related impairment will be recognized as an allowance on our balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.
The process for determining whether or not an AFS investment security’s decline in fair value below its amortized cost basis is credit-related will require complex, subjective judgments including, but not limited to, the extent to which the fair value is less than the amortized cost basis, any adverse conditions specifically related to the investment security (including changes to its industry and geographic area), the payment structure of the investment security, failure of the issuer of the investment security to make scheduled payments of principal and interest, and any changes to the rating of the investment security by a rating agency.
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
The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, including weakness in foreign sovereign debt and currencies and the United Kingdom’s exit from the European Union, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. Unfavorable or uncertain international, national or regional political or economic environments could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

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
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate within Texas.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, substantially all of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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
Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2019, we had $214.5 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
Increased regulatory oversight, uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.
Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations. Any failure to adequately manage this transition process with our customers could also adversely impact our reputation.
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
Beginning in 2014, decisions by certain members of the Organization of the Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels combined with increased production levels in the United States led to increased global oil supplies which has resulted in significant declines in market oil prices.  At one point the price per barrel of crude oil traded below $30. As of December 31, 2019, the price per barrel of crude oil was approximately $61 compared to a high of over $100 in 2014. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2019, energy loans comprised approximately 3.49% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  If oil prices remain at these low levels, or move lower, for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Southside Bancshares, Inc., primarily through Southside Bank, and certain of its nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act, the Basel III Capital Rules, the European Union’s General Data Protection Regulations and the California Consumer Privacy Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, as implemented through the Bureau, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities.  In addition, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 – Shareholders’ Equity” to our consolidated financial statements included in this report.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our results of operations, financial conditions or asset quality;

•	changes in recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•	perceptions in the marketplace regarding us and/or our competitors;

•	perceptions in the marketplace regarding the impact of changes in price per barrel of crude oil, real estate values and interest rates on the Texas economy;

•	new technology used or services offered by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	future issuances of our common stock or other securities;

•	additions or departures of key personnel;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
The trading price of our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts and they may not continue to cover our common stock. If securities analysts do not continue to cover our common stock, the lack of research coverage may adversely affect its market price. If securities analysts continue to cover our common stock and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. This site also houses a banking center, a technology center, back office support areas and wealth management and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in University Center II and at 104 N. Temple, Diboll, Texas 75941. Additional wealth management and trust services are located at 2510 West Frank Street, Lufkin, Texas 75904. All of these locations are owned by Southside. As of December 31, 2019, Southside operated 60 branches which includes traditional full service branches and full service branches within grocery stores. These branches are located in the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas and Austin regions. Of the 60 branches, 39 are owned and 21 are leased. In addition to our branches, Southside also operates motor banks, wealth management and trust services and/or loan production or other financial services offices which Southside owns except for one loan production office that is leased. Southside also owns 82 ATMs/ITMs located throughout our market areas.
For additional information concerning our properties, refer to “Note 7 – Premises and Equipment” and “Note 17 – Leases” to our consolidated financial statements included in this report.

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
SHAREHOLDERS
There were approximately 1,500 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 24, 2020.
DIVIDENDS
See the section captioned “Item 8.  Financial Statements and Supplementary Data - Note 21 – Quarterly Financial Information of Registrant” in our consolidated financial statements included in this report for the frequency and amount of cash dividends we paid. Also, see “Item 1 - Business - Supervision and Regulation - Dividends" and “Item 7 - Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.
ISSUER SECURITY REPURCHASES
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
September 5, 2019	—	$—	—	1,000,000
October 1, 2019 - October 31, 2019	25,615	33.47	25,615	974,385
November 1, 2019 - November 30, 2019	—	—	—	974,385
December 1, 2019 - December 31, 2019	—	—	—	974,385
Total	25,615	$33.47	25,615

On September 5, 2019, our board of directors authorized the repurchase of up to 1,000,000 shares of common stock.

Subsequent to December 31, 2019 and through February 27, 2020, we purchased 70,359 additional shares under the authorized repurchase plan.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2019, 2018 or 2017 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated assuming that $100 was invested on December 31, 2014 and that all dividends are reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
200
150
100
50
Index Value
Southside Bancshares, Inc.
Russell 2000 Index
Peer Group
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

		Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Southside Bancshares, Inc.	100.00	90.42	153.98	145.73	142.23	172.56
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SBSI Peer Group Index*	100.00	91.29	142.46	147.63	127.41	153.14

*Peer group index includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), Hilltop Holdings (HTH), Independent Bank Group, Inc. (IBTX), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI) and Veritex Holdings, Inc. (VBTX).

Source : S&P Global Market Intelligence
© 2020

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2019.  This information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2019	2018	2017 (1)	2016	2015
Summary Balance Sheet Data
Securities available for sale, at estimated fair value (2)	$2,358,597	$1,989,436	$1,538,755	$1,479,600	$1,460,492
Securities held to maturity, at carrying value	134,863	162,931	909,506	937,487	784,296
Loans	3,568,204	3,312,799	3,294,356	2,556,537	2,431,753
Total assets (2)	6,748,913	6,123,494	6,498,097	5,563,767	5,161,996
Noninterest bearing demand deposits	1,040,112	994,680	1,037,401	$704,013	$672,470
Interest bearing deposits	3,662,657	3,430,350	3,478,046	$2,829,063	$2,782,937
Total deposits	4,702,769	4,425,030	4,515,447	3,533,076	3,455,407
Federal Home Loan Bank borrowings	972,744	719,065	1,017,361	1,309,646	1,147,688
Subordinated notes, net of unamortized debt issuance costs	98,576	98,407	98,248	98,100	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	60,246	60,241	60,236	60,231
Shareholders’ equity	804,580	731,291	754,140	518,274	444,062
Summary Income Statement Data
Interest income	$240,787	$229,165	$187,474	$168,913	$154,532
Interest expense	70,982	57,101	43,504	29,348	19,854
Provision for loan losses	5,101	8,437	4,675	9,780	8,343
Deposit services (2)	26,038	25,082	21,785	20,702	20,112
Net gain (loss) on sale of securities available for sale	756	(1,839)	625	2,836	3,660
Noninterest income (2)	42,368	40,773	37,473	39,411	37,895
Noninterest expense (2)	119,297	120,099	106,335	109,522	112,954
Net income (2)	74,554	74,138	54,312	49,349	43,997
Per Common Share Data
Earnings-basic	$2.21	$2.12	$1.82	$1.82	$1.61
Earnings-diluted	2.20	2.11	1.81	1.81	1.61
Cash dividends declared and paid	1.26	1.20	1.11	1.01	1.00
Book value	23.79	21.68	21.55	17.71	16.25
Asset Quality
Allowance for loan losses	$24,797	$27,019	$20,781	$17,911	$19,736
Allowance for loan losses to total loans	0.69%	0.82%	0.63%	0.70%	0.81%
Net loan charge-offs	$7,323	$2,199	$1,805	$11,605	$1,899
Net loan charge-offs to average loans	0.21%	0.07%	0.07%	0.47%	0.09%
Nonperforming assets	$17,449	$42,906	$10,472	$15,105	$32,480
Nonperforming assets to:
Total loans	0.49%	1.30%	0.32%	0.59%	1.34%
Total assets	0.26%	0.70%	0.16%	0.27%	0.63%
Consolidated Capital Ratios
Common equity tier 1 capital	14.07%	14.77%	14.65%	14.64%	12.71%
Tier 1 risk-based capital	15.46%	16.29%	16.12%	16.37%	14.56%
Total risk-based capital	18.43%	19.59%	19.22%	20.10%	15.27%
Tier 1 leverage capital	10.18%	10.64%	11.16%	9.46%	8.61%
Average shareholders’ equity to average total assets	12.23%	12.06%	9.95%	8.95%	9.00%

(1)
We completed the acquisition of Diboll on November 30, 2017. Accordingly, our balance sheet data as of December 31, 2017 reflects the effects of the acquisition of Diboll. Income statement data with respect to Diboll includes only the results of Diboll’s operations subsequent to the closing of the acquisition of Diboll on November 30 through December 31, 2017.

(2)
Due to the adoption of certain regulatory guidance adopted under the modified retrospective approach, prior periods may not be comparative. Additionally, the Tax Act was enacted on December 22, 2017. See “Note 1 – Summary of Significant Accounting and Reporting Policies – Accounting Changes and Reclassifications” for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2019, 2018 and 2017 and financial condition as of December 31, 2019 and 2018.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to any applicable stock splits and stock dividends.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

•
general (i) political conditions, including, without limitation, governmental action and uncertainty resulting from U.S. and global political trends and (ii) economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil and gas, credit or liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses;

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

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact net interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;

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

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses”, “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 6 – Loans and Allowance for Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.
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
Defined Benefit Pension Plan.  The obligations and related assets of our defined benefit pension plan (the “Plan”) and the OmniAmerican Bank Defined Benefit Plan (the “Acquired Plan”) are presented in “Note 11 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Effective December 31, 2006, employee benefits under the Acquired Plan were frozen by Omni. In addition, no new participants may be added to the Acquired Plan. Assets in both plans, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the obligations of both plans include the discount rate and the estimated future return on assets in both plans.  The rate of salary increases is another key assumption used in measuring the Plan obligation. The rate of salary increases is not required to measure the obligations of the Acquired Plan since the benefits are frozen.
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2019.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.
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
ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2020, the Company implemented the provision of Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” For publicly traded companies, ASU 2016-13 was adopted on January 1, 2020 and will be effective for the quarter ending March 31, 2020. ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. We currently expect the adoption of ASU 2016-13 will result in a combined allowance for loan losses and reserve for unfunded commitments at January 1, 2020 in the range of $34.0 million to $42.0 million. The expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios. As we are currently finalizing the execution of our implementation controls and processes, the ultimate final impact of adoption of ASU-2016-13 could be significantly different than our current expectation as our modeling process is further refined.
See “Note 1 - Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report for details of additional recently issued accounting pronouncements and their expected impact on our financial statements
NON-GAAP FINANCIAL MEASURES
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, to increase tax-exempt interest income to a tax-equivalent basis.  Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.
Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE). Net interest income (FTE) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the consolidated statements of income. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets.  The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread (FTE) is the difference in the average yield on average earning assets on a tax-equivalent basis and the average rate paid on average interest bearing liabilities.  The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.
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

In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the years ended December 31, 2019 and December 31, 2018 and a 35% marginal tax rate for the year ended December 31, 2017, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE):

	Years Ended December 31,
	2019	2018	2017
Net interest income (GAAP)	$169,805	$172,064	$143,970
Tax-equivalent adjustments:
Loans	2,490	2,354	4,313
Tax-exempt investment securities	5,148	7,004	13,197
Net interest income (FTE) (1)	$177,443	$181,422	$161,480

Average earning assets	$5,800,648	$5,699,985	$5,254,431

Net interest margin	2.93%	3.02%	2.74%
Net interest margin (FTE) (1)	3.06%	3.18%	3.07%

Net interest spread	2.58%	2.72%	2.56%
Net interest spread (FTE) (1)	2.71%	2.88%	2.89%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

OVERVIEW
OPERATING RESULTS
During the year ended December 31, 2019, our net income increased $0.4 million, or 0.6%, to $74.6 million, from $74.1 million for the same period in 2018. The increase was largely driven by increases in interest income of $11.6 million and net gain on the sale of available for sale securities of $2.6 million, as well as the decrease in provision for loan losses of $3.3 million, partially offset by a $13.9 million increase in interest expense and a $3.1 million increase in income tax expense. Earnings per diluted common share increased $0.09, or 4.3%, to $2.20 for year ended December 31, 2019, from $2.11 for the same period in 2018.
During the year ended December 31, 2018, our net income increased $19.8 million, or 36.5%, to $74.1 million, from $54.3 million for the same period in 2017. The increase was primarily the result of a $41.7 million increase in interest income, a $6.0 million decrease in income tax expense and a $3.3 million increase in noninterest income, partially offset by a $13.8 million increase in noninterest expense, a $13.6 million increase in interest expense and a $3.8 million increase in provision for loan losses. Earnings per diluted common share increased $0.30, or 16.6%, to $2.11 for year ended December 31, 2018, from $1.81 for the same period in 2017.
FINANCIAL CONDITION
Our total assets increased $625.4 million, or 10.2%, to $6.75 billion at December 31, 2019 from $6.12 billion at December 31, 2018. Our securities portfolio increased by $341.1 million, or 15.8%, to $2.49 billion, compared to $2.15 billion at December 31, 2018. The increase in our securities portfolio was comprised of an increase of $247.7 million in MBS partially offset by a decrease of $93.4 million in investment securities as we realigned our portfolio. Our FHLB stock increased $17.5 million, or 53.7%, to $50.1 million from $32.6 million at December 31, 2018, primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings. Our interest earning deposits increased $19.9 million, or 83.2%, to $43.7 million at December 31, 2019, compared to $23.9 million at December 31, 2018.

Loans increased $255.4 million, or 7.7%, to $3.57 billion compared to $3.31 billion at December 31, 2018. The net increase in our loan portfolio was comprised of increases of $137.2 million of construction loans, $56.1 million of commercial real estate loans, $44.9 million of commercial loans and $30.6 million of municipal loans, partially offset by decreases of $6.9 million of 1-4 family residential loans and $6.4 million of loans to individuals.

Our nonperforming assets at December 31, 2019 decreased 59.3%, to $17.4 million and represented 0.26% of total assets, compared to $42.9 million, or 0.70% of total assets at December 31, 2018. Nonaccruing loans decreased $30.8 million, or 86.1%, to $5.0 million, and the ratio of nonaccruing loans to total loans decreased to 0.14% at December 31, 2019 compared to 1.08% at December 31, 2018.  The decrease in nonaccrual loans was primarily due to the sale of three large commercial real estate loans in the first quarter of 2019 and the partial charge-off of a previously reported nonaccrual loan that paid off during the fourth quarter of 2019. Restructured loans were $12.0 million at December 31, 2019, an increase from $5.9 million at December 31, 2018. Other Real Estate Owned (“OREO”) decreased to $472,000 at December 31, 2019 from $1.2 million at December 31, 2018. There were no repossessed assets at December 31, 2019 or 2018.

Our deposits increased $277.7 million, or 6.3%, to $4.70 billion at December 31, 2019 from $4.43 billion at December 31, 2018, which was comprised of an increase of $232.3 million in interest bearing deposits and an increase of $45.4 million in noninterest bearing deposits. The increase in our deposits during 2019 was the result of an increase in private deposits of $188.6 million and public fund deposits of $89.1 million. Brokered deposits, included primarily in our private deposits, increased $127.7 million, or 52.5%, for the year ended December 31, 2019.

Total FHLB borrowings increased $253.7 million, or 35.3%, to $972.7 million at December 31, 2019 from $719.1 million at December 31, 2018.
Our total shareholders’ equity at December 31, 2019 increased 10.0%, or $73.3 million, to $804.6 million, or 11.9% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018. The increase in shareholders’ equity was the result of net income of $74.6 million, other comprehensive income of $54.5 million, stock compensation expense of $2.4 million, net issuance of common stock under employee stock plans of $1.6 million and common stock issued under our dividend reinvestment plan of $1.4 million, partially offset by cash dividends paid of $42.5 million, as well as a reduction to retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and the repurchase of $2.2 million of our common stock.

Economic conditions in our Fort Worth and Austin market areas have continued to perform generally better than many other parts of the country. Texas continues to experience economic growth due to in-migration from other states and company relocation from other states. Economists predict the Texas markets we serve will continue to grow during 2020 at a rate similar to that of the growth rates experienced in 2019.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. Agency MBS prepayment risk and economic risk indicators.
BALANCE SHEET STRATEGY
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB or the brokered certificates of deposits (“CD”) market.  These funds are invested primarily in U.S. Agency MBS, and to a lesser extent, long-term municipal securities and U.S. Treasury securities.  Although U.S. Agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability for many years. At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
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
The management of our securities portfolio as a percentage of earning assets is guided by the current economics associated with the securities portfolio, changes in our overall loan and deposit levels and changes in our wholesale funding levels. Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with potential business and economic cycles that include slower loan growth and higher credit costs.
Our investment securities and U.S. Agency MBS increased from $2.15 billion at December 31, 2018 to $2.49 billion at December 31, 2019. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
During the year ended December 31, 2019, we purchased approximately $1.26 billion of U.S. agency MBS, primarily Texas municipal securities and one investment grade corporate bond. We also sold approximately $750 million of lower yielding fixed rate AFS securities, consisting of Texas municipal securities and U.S. agency MBS. The sales of these lower yielding fixed rate securities were to help alleviate margin compression brought on by the flattening yield curve and resulted in a net realized gain of $756,000. We adopted Accounting Standards Update (“ASU”) 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” on January 1, 2019 which requires the premium on callable debt securities to be amortized to the earliest call date. Under previous GAAP, premiums on callable debt securities were generally amortized over the contractual life of the security. Adoption of this guidance on January 1, 2019, resulted in a cumulative-effect adjustment to reduce retained earnings by $16.5 million, pre-tax.
At December 31, 2019, securities as a percentage of assets increased to 36.9%, compared to 35.1% at December 31, 2018 due to the $341.1 million, or 15.8%, increase in the securities portfolio which exceeded our loan growth of 7.7%, or $255.4 million. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales.  However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to primarily utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding is the primary wholesale funding source we are currently utilizing. Our FHLB borrowings increased 35.3%, or $253.7 million, to $972.7 million at December 31, 2019 from $719.1 million at December 31, 2018.
The Bank has entered into various variable rate agreements with third-party financial institutions. These agreements totaled $310.0 million at December 31, 2019 and 2018. Three of the variable rate agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. As of December 31, 2019, Southside Bank has various interest rate swap contracts in connection with $270.0 million of these variable rate agreements. These interest rate swap contracts are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate agreements to fixed interest rates. The interest rate swap contracts had an average interest rate of 1.58% with an average weighted maturity of 3.8 years at December 31, 2019. The cash flows from the swaps are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the one-month and three-month LIBOR interest rates. We have terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in accumulated other comprehensive income (“AOCI”) are immediately recognized in earnings. Refer to “Note 12 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs increased $127.6 million, or 53.6%, from $238.1 million at December 31, 2018 to $365.7 million at December 31, 2019, due to lower funding costs offered compared to other wholesale funding alternatives at the time of these issuances and ALCO objectives. At December 31, 2019, our brokered CDs had a weighted average cost of 190 basis points and remaining maturities of less than one year. Our wholesale funding policy currently allows maximum brokered deposits of $400.0 million; however, this amount could increase or decrease depending on changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the year ended December 31, 2019, the increase in brokered deposits and FHLB borrowings resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 31.0% at December 31, 2019 from 23.0% at December 31, 2018.

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
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest income:
Loans	$170,288	$158,691	$117,633
Taxable investment securities	167	417	939
Tax-exempt investment securities	16,856	24,960	24,529
Mortgage-backed securities	50,486	41,584	41,361
Federal Home Loan Bank stock and equity investments	1,654	1,595	1,306
Other interest earning assets	1,336	1,918	1,706
Total interest income	240,787	229,165	187,474
Interest expense:
Deposits	44,565	35,864	20,736
Federal Home Loan Bank borrowings	17,719	12,813	15,106
Subordinated notes	5,661	5,659	5,633
Trust preferred subordinated debentures	2,775	2,610	2,013
Other borrowings	262	155	16
Total interest expense	70,982	57,101	43,504
Net interest income	$169,805	$172,064	$143,970
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities. Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the second half of 2019, the Federal Reserve decreased the federal funds rate by 75 basis points. Throughout the years ended December 31, 2018 and 2017, the Federal Reserve increased the federal funds rate by a total of 100 basis points and 75 basis points, respectively.
Net interest income for the year ended December 31, 2019, decreased $2.3 million, or 1.3%, to $169.8 million, compared to $172.1 million for the same period in 2018. The decrease in net interest income was due to an increase in interest expense, a result of the higher funding costs of our interest bearing liabilities and, to a lesser extent, an increase in the average balance of our interest bearing liabilities. Total interest income increased $11.6 million, or 5.1%, to $240.8 million during the year ended December 31, 2019, compared to $229.2 million during the same period in 2018. Total interest expense increased $13.9 million, or 24.3%, to $71.0 million during the year ended December 31, 2019, compared to $57.1 million during the same period in 2018. The increase in interest expense was partially offset by the increase in interest income on our interest earning assets, a result of higher interest rates and a shift in the mix of earning assets. Our net interest margin (FTE) decreased to 3.06% for the year ended December 31, 2019, compared to 3.18% for the same period in 2018 and our net interest spread (FTE) decreased to 2.71%, compared to 2.88% for the same period in 2018. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.
Net interest income for the year ended December 31, 2018, increased $28.1 million, or 19.5%, to $172.1 million, compared to $144.0 million for the same period in 2017 due to the increase in interest income primarily from our loan portfolio, partially offset by the increase in interest expense on deposits. Total interest income increased $41.7 million, or 22.2%, to $229.2 million during the year ended December 31, 2018, compared to $187.5 million during the same period in 2017. Total interest expense increased $13.6 million, or 31.3%, to $57.1 million during the year ended December 31, 2018, compared to $43.5 million during the same period in 2017. Our net interest margin (FTE) increased to 3.18% for the year ended December 31, 2018, compared to

3.07% for the same period in 2017 and our net interest spread (FTE) decreased slightly to 2.88%, compared to 2.89% for the same period in 2017. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

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

	Years Ended December 31, 2019 Compared to 2018			Years Ended December 31, 2018 Compared to 2017
	Change Attributable to		Total Change	Change Attributable to		Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate		Average Volume	Average Yield/Rate
Interest income on:
Loans (1)	$6,746	$4,987	$11,733	$30,072	$9,141	$39,213
Loans held for sale	4	(4)	—	(149)	35	(114)
Taxable investment securities	(355)	105	(250)	(831)	309	(522)
Tax-exempt investment securities (1)	(7,149)	(2,811)	(9,960)	739	(6,501)	(5,762)
Mortgage-backed and related securities	6,050	2,852	8,902	(2,253)	2,476	223
Federal Home Loan Bank stock, at cost, and equity investments	22	37	59	(262)	551	289
Interest earning deposits	(656)	282	(374)	(1,015)	1,005	(10)
Federal funds sold	(334)	126	(208)	164	58	222
Total earning assets	4,328	5,574	9,902	26,465	7,074	33,539
Interest expense on:
Savings accounts	18	127	145	191	252	443
Certificates of deposits	(177)	5,806	5,629	2,115	4,991	7,106
Interest bearing demand accounts	(122)	3,049	2,927	2,144	5,435	7,579
Federal Home Loan Bank borrowings	2,858	2,048	4,906	(7,509)	5,216	(2,293)
Subordinated notes, net of unamortized debt issuance costs	9	(7)	2	9	17	26
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	165	165	—	597	597
Other borrowings	76	31	107	7	132	139
Total interest bearing liabilities	2,662	11,219	13,881	(3,043)	16,640	13,597
Net change	$1,666	$(5,645)	$(3,979)	$29,508	$(9,566)	$19,942

(1)
Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis assuming a marginal tax rate of 21% for 2019 and 2018 and 35% for 2017. See “Non-GAAP Financial Measures.”

The increase in total interest income for the year ended December 31, 2019 was attributable to the increase in the average yield on earning assets to 4.28%, from 4.18% for the year ended December 31, 2018 and the increase in average earning assets of $100.7 million, or 1.8%, to $5.80 billion for the year ended December 31, 2019, from $5.70 billion for the same period in 2018. The increase in the average yield on total earning assets during the year ended December 31, 2019 was a result of increases in the federal funds rate during 2018. The increase in average earning assets was primarily the result of the increases in the loan portfolio and mortgage-backed securities, partially offset by the decreases in investment securities, interest earning deposits and federal funds sold.
The increase in total interest income for the year ended December 31, 2018 was primarily attributable to the increase in average earning assets of $445.6 million, or 8.5%, to $5.70 billion, from $5.25 billion for the same period in 2017, and to a lesser extent, the increase in the average yield on earning assets to 4.18% for the year ended December 31, 2018, from 3.90% for the year ended December 31, 2017. The increase in average earning assets was primarily the result of the acquisition of Diboll in the fourth quarter of 2017, partially offset by decreases in the securities portfolio and interest earning deposits during 2018. The increase in the average yield on total earning assets during the year ended December 31, 2018, was primarily due to rising interest rates due to continued increases in the federal funds rate during 2018 however, the average yield on our tax-exempt investment securities, as well as our tax-exempt municipal loans, was negatively impacted from the change in income tax rate from 35% to 21%.
The increase in total interest expense for the year ended December 31, 2019, was attributable to the increase in the average rates paid on total interest bearing liabilities to 1.57% for the year ended December 31, 2019 from 1.30% for the year ended December 31, 2018, and to a lesser extent, an increase in average interest bearing liabilities of $134.6 million, or 3.1%, to $4.52 billion during the year ended December 31, 2019 from $4.39 billion during the year ended December 31, 2018. The increase in average rates paid on interest bearing liabilities was due to the increases in the federal funds rate during 2018. The increase in average interest bearing liabilities was primarily the result of the increases in average FHLB borrowings and other borrowings, partially offset by decreases in average CDs and interest bearing demand accounts.
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
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and comprised 74.4% of total average deposits for the years ended December 31, 2019 and 2018, and 73.0% for the year ended December 31, 2017.  The increase in our average total deposits during 2018 and 2017 was primarily due to approximately $899.3 million of the deposits assumed in the Diboll merger.
At December 31, 2019, our brokered CDs had remaining maturities of less than one year.  At December 31, 2019, brokered CDs represented 7.8% of deposits compared to 5.4% of deposits at December 31, 2018, and 1.3% at December 31, 2017.  Our wholesale funding policy currently allows maximum brokered CDs of $400 million; however, this amount could increase or decrease depending on changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2019, 2018 and 2017.  The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore, non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,426,171	$172,715	5.04%	$3,290,651	$160,982	4.89%	$2,666,265	$121,769	4.57%
Loans held for sale	1,551	63	4.06%	1,451	63	4.34%	5,058	177	3.50%
Securities:
Taxable investment securities (2)	4,785	167	3.49%	15,790	417	2.64%	51,654	939	1.82%
Tax-exempt investment securities (2)	593,729	22,004	3.71%	781,127	31,964	4.09%	765,854	37,726	4.93%
Mortgage-backed and related securities (2)	1,665,686	50,486	3.03%	1,462,055	41,584	2.84%	1,543,826	41,361	2.68%
Total securities	2,264,200	72,657	3.21%	2,258,972	73,965	3.27%	2,361,334	80,026	3.39%
Federal Home Loan Bank stock, at cost, and equity investments	55,752	1,654	2.97%	54,998	1,595	2.90%	66,855	1,306	1.95%
Interest earning deposits	50,252	1,250	2.49%	78,266	1,624	2.07%	148,924	1,634	1.10%
Federal funds sold	2,722	86	3.16%	15,647	294	1.88%	5,995	72	1.20%
Total earning assets	5,800,648	248,425	4.28%	5,699,985	238,523	4.18%	5,254,431	204,984	3.90%
Cash and due from banks	76,895			77,946			54,590
Accrued interest and other assets	547,241			473,639			369,872
Less: Allowance for loan losses	(25,608)			(24,378)			(19,042)
Total assets	$6,399,176			$6,227,192			$5,659,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$366,606	1,052	0.29%	$359,509	907	0.25%	$267,345	464	0.17%
Certificates of deposits	1,149,171	23,741	2.07%	1,160,423	18,112	1.56%	990,553	11,006	1.11%
Interest bearing demand accounts	1,963,936	19,772	1.01%	1,978,140	16,845	0.85%	1,645,557	9,266	0.56%
Total interest bearing deposits	3,479,713	44,565	1.28%	3,498,072	35,864	1.03%	2,903,455	20,736	0.71%
Federal Home Loan Bank borrowings	868,859	17,719	2.04%	720,785	12,813	1.78%	1,222,033	15,106	1.24%
Subordinated notes, net of unamortized debt issuance costs	98,491	5,661	5.75%	98,327	5,659	5.76%	98,172	5,633	5.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,248	2,775	4.61%	60,243	2,610	4.33%	60,238	2,013	3.34%
Other borrowings	15,645	262	1.67%	10,880	155	1.42%	8,120	16	0.20%
Total interest bearing liabilities	4,522,956	70,982	1.57%	4,388,307	57,101	1.30%	4,292,018	43,504	1.01%
Noninterest bearing deposits	1,017,836			1,040,447			761,370
Accrued expenses and other liabilities	76,017			47,176			43,440
Total liabilities	5,616,809			5,475,930			5,096,828
Shareholders’ equity	782,367			751,262			563,023
Total liabilities and shareholders’ equity	$6,399,176			$6,227,192			$5,659,851
Net interest income (FTE)		$177,443			$181,422			$161,480
Net interest margin (FTE)			3.06%			3.18%			3.07%
Net interest spread (FTE)			2.71%			2.88%			2.89%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
Note: As of December 31, 2019, 2018 and 2017, loans totaling $5.0 million, $35.8 million and $2.9 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $5.1 million, $8.4 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. See the section captioned “Loan Loss Experience and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
As of December 31, 2019, and 2018, our reviews of the loan portfolio indicated that loan loss allowances of $24.8 million and $27.0 million, respectively, were appropriate to cover probable losses in the portfolio.
NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
In connection with the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, debit card expense and brokerage service expense previously reported in ATM expense and other noninterest expense are now netted with deposit services income and brokerage services income, respectively. Due to the adoption of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
The following table details the categories included in noninterest income for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	2019	Increase (Decrease)		2018	Increase (Decrease)		2017
Deposit services	$26,038	$956	3.8%	$25,082	$3,297	15.1%	$21,785
Net gain (loss) on sale of securities available for sale	756	2,595	141.1%	(1,839)	(2,464)	(394.2)%	625
Gain on sale of loans	509	(183)	(26.4)%	692	(1,129)	(62.0)%	1,821
Trust fees	6,269	(563)	(8.2)%	6,832	3,014	78.9%	3,818
Bank owned life insurance	2,307	(616)	(21.1)%	2,923	386	15.2%	2,537
Brokerage services	2,080	93	4.7%	1,987	(435)	(18.0)%	2,422
Other noninterest income	4,409	(687)	(13.5)%	5,096	631	14.1%	4,465
Total noninterest income	$42,368	$1,595	3.9%	$40,773	$3,300	8.8%	$37,473

The 3.9% increase in noninterest income for the year ended December 31, 2019, when compared to the same period in 2018, was primarily due to an increase in net gain on sale of securities available for sale and deposit services income, partially offset by decreases in other noninterest income, bank owned life insurance, trust fees and gain on sale of loans. The 8.8% increase in noninterest income for the year ended December 31, 2018, when compared to the same period in 2017, was primarily due to increases in deposit services income and trust income, partially offset by a net loss on sale of securities available for sale and a decrease in gain on sale of loans.
The increase in deposit services income for the year ended December 31, 2019, when compared to the same period in 2018, is primarily a result of net increases in our debit card income and an increase in our overdraft fees during the year ended December 31, 2019. The increase in deposit services income for the year ended December 31, 2018, when compared to the same period in 2017, is primarily a result of increased deposit accounts related to the Diboll acquisition on November 30, 2017.
During the year ended December 31, 2019, we sold Texas municipal securities and mortgage-backed securities that resulted in a net gain on sale of AFS securities of $756,000. During the year ended December 31, 2018, we primarily sold mortgage-backed securities, U.S. Treasury securities and Texas municipal securities that resulted in a net loss on sale of AFS securities of $1.8 million.
Gain on sale of loans decreased for the year ended December 31, 2019, when compared to the same period in 2018, due to a decrease in return on sold loans. The decrease in gain on sale of loans for the year ended December 31, 2018, when compared to the same period in 2017, was primarily due to a decline in the volume of loans sold during 2018.
The decrease in trust fees for the year ended December 31, 2019, when compared to the same period in 2018, was the result of the integration of the trust fee billing cycle during the first quarter of 2018 in connection with the Diboll acquisition and general market fluctuations. The increase in trust income for the year ended December 31, 2018, when compared to the same period in 2017, was primarily due to the increase in assets under management, a direct result of the Diboll acquisition on November 30, 2017. Trust fees includes fees and commissions from investment management, administrative and advisory services, which are impacted by fluctuations in total assets under management and the market values of the underlying assets managed or administered. The value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, decreased 2.8%, during 2019 and were approximately $1.72 billion at December 31, 2019, compared to $1.77 billion at December 31, 2018.
The decrease in bank owned life insurance income during the year ended December 31, 2019 was primarily due to the death benefits realized in the second quarter of 2018 for a retired covered officer which also contributed to the increase in bank owned life insurance income during the year ended December 31, 2018 as compared to the same period in 2017.
Brokerage services income decreased for the year ended December 31, 2018, when compared to the same period in 2017, primarily due to netting the brokerage services expense against the corresponding income in conjunction with the adoption of ASU 2014-09, effective January 1, 2018.
Other noninterest income decreased for the year ended December 31, 2019, compared to the same period in 2018, primarily due to a decrease in mortgage servicing fee income, a partial loss on fair value hedge interest rate swaps and a decrease in credit card fee income, partially offset by increases in swap fee income and investment income. Other noninterest income increased for the year ended December 31, 2018, compared to the same period in 2017, primarily due to increases in mortgage derivative income, an increase in letter of credit fees and increases in various fee based services due to the higher volume of activity related to the Diboll acquisition which were partially offset by a decrease in swap fee income.
NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	2019	Increase (Decrease)		2018	Increase (Decrease)		2017
Salaries and employee benefits	$73,731	$3,088	4.4%	$70,643	$9,864	16.2%	$60,779
Net occupancy	13,128	(686)	(5.0)%	13,814	1,746	14.5%	12,068
Acquisition expense	—	(2,413)	(100.0)%	2,413	(1,939)	(44.6)%	4,352
Advertising, travel & entertainment	2,964	70	2.4%	2,894	675	30.4%	2,219
ATM expense	894	(196)	(18.0)%	1,090	(2,799)	(72.0)%	3,889
Professional fees	4,717	682	16.9%	4,035	191	5.0%	3,844
Software and data processing	4,537	541	13.5%	3,996	969	32.0%	3,027
Communications	1,941	94	5.1%	1,847	(58)	(3.0)%	1,905
FDIC insurance	859	(1,012)	(54.1)%	1,871	102	5.8%	1,769
Amortization of intangibles	4,418	(795)	(15.3)%	5,213	3,258	166.6%	1,955
Other noninterest expense	12,108	(175)	(1.4)%	12,283	1,755	16.7%	10,528
Total noninterest expense	$119,297	$(802)	(0.7)%	$120,099	$13,764	12.9%	$106,335
The decrease in noninterest expense for the year ended December 31, 2019, compared to the same period in 2018, was the result of decreases in acquisition expense, ATM expense, FDIC insurance and amortization of intangibles, partially offset by increases in salaries and employee benefits, professional fees and software and data processing expense. The increase in noninterest expense for the year ended December 31, 2018, when compared to the same period in 2017, was primarily the result of the acquisition of Diboll on November 30, 2017, and certain other factors as identified below. For the year ended December 31, 2017, noninterest expense categories include one month of expense as a result of the Diboll acquisition.
Salaries and employee benefits expense increased during the year ended December 31, 2019, compared to the same period in 2018, due to increases in insurance expense, direct salary expense and retirement expense. Salaries and employee benefits expense increased during the year ended December 31, 2018, compared to the same period in 2017, due to increases in direct salary expense and insurance expense.
Health and life insurance expense, included in salaries and employee benefits, increased $1.3 million, or 18.9%, for the year ended December 31, 2019 compared to the same period in 2018 and increased $962,000, or 16.6%, for the year ended December 31, 2018 compared to the same period in 2017, due to increased health claim expense during both years. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may continue to increase during 2020.

Direct salary expense increased $1.1 million, or 1.8%, for the year ended December 31, 2019, compared to the same period in 2018, due to normal salary increases effective in the first quarter of 2019, partially offset by one-time bonus payments in the first quarter of 2018 of $744,000 to certain employees in response to the benefits received from the Tax Cuts and Jobs Act. Direct salary expense increased $8.7 million, or 16.7%, for the year ended December 31, 2018, compared to the same period in 2017. The increase in 2018 was due to additional employees as a result of the acquisition of Diboll and the one-time bonus payments in the first quarter and to a lesser extent, normal salary increases effective in the first quarter of 2018.
Retirement expense increased $700,000, or 21.0%, for the year ended December 31, 2019, compared to the same period in 2018. The increase was primarily due to increases in our split dollar agreement expense. This increase was primarily due to the nonrecurring reversal of a split dollar liability during the second quarter of 2018 related to the death of a retired covered officer.
Net occupancy expense increased for the year ended December 31, 2018, when compared to the same period in 2017, due to increased depreciation, real estate taxes and various other occupancy related expense associated with the Diboll locations acquired.
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
Advertising, travel and entertainment increased for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the integration of Diboll.
ATM expense decreased for the year ended December 31, 2019, compared to the same period in 2018, due to higher ATM expense recognized prior to full integration of the former Diboll locations in 2018. ATM and debit card expense decreased for the year ended December 31, 2018, compared to the same period in 2017, in connection with the application of ASU 2014-09. Effective January 1, 2018, debit card expense related to interchange revenue is now netted with deposit services income as part of noninterest income. Due to the implementation of the guidance under the modified retrospective method, prior periods have not been adjusted and therefore, are not comparable.
Professional fees increased for year ended December 31, 2019, compared to the same period in 2018, primarily due to increases in consulting, audit and legal fees.
Software and data processing expense increased for the year ended December 31, 2019, compared to the same period in 2018, due to entry into various new software contracts. Software and data processing expense increased for the year ended December 31, 2018 as compared to the same period in 2017. The increase in 2018 was primarily due to the additional data processing expense and integration costs in connection with the acquisition of Diboll.
FDIC insurance decreased for the year ended December 31, 2019, compared to the same period in 2018, primarily due to a small bank assessment credit issued by the FDIC utilized in the second half of 2019.
Amortization of intangibles decreased for the year ended December 31, 2019, compared to the same period in 2018, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time. Amortization expense on intangibles increased for the year ended December 31, 2018 as compared to the same period in 2017. The increase in 2018 was due to increased amortization related to both the core deposit intangible and trust relationship intangible recorded with the Diboll acquisition on November 30, 2017.
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

INCOME TAXES
Pre-tax income for the year ended December 31, 2019 was $87.8 million compared to $84.3 million for the year ended December 31, 2018, and $70.4 million for the year ended December 31, 2017.
Income tax expense was $13.2 million for the year ended December 31, 2019 and represented an increase of $3.1 million, or 30.1%, compared to the year ended December 31, 2018, and decreased $6.0 million, or 37.0%, to $10.2 million for the year ended December 31, 2018, compared to $16.1 million for the year ended December 31, 2017.  The effective tax rate (“ETR”) as a percentage of pre-tax income was 15.1% in 2019, 12.1% in 2018 and 22.9% in 2017. The increase in the income tax expense and ETR for the year ended December 31, 2019, compared to the same period in 2018, was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income and a discrete tax benefit recorded in 2018 of $767,000 associated with the remeasurement of the net deferred tax asset.
The decrease in the income tax expense and ETR for the year ended December 31, 2018, compared to the same period in 2017, was due to the lower corporate tax rate as well as recording $767,000 of discrete income tax benefit, lowering the ETR by 0.9%, compared to recording a $2.4 million discrete income tax expense and increasing the ETR 3.4%, for the year ended December 31, 2017 associated with the remeasurement of our net deferred tax asset.
The ETR differs from the stated rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017, primarily due to the effect of tax rate changes, tax-exempt income from municipal loans and securities and bank owned life insurance. The net deferred tax liability totaled $4.8 million at December 31, 2019, compared to net deferred tax asset of $9.8 million in 2018. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio. See “Note 16 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at December 31, 2019 or December 31, 2018, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin.
Total loans as of December 31, 2019 increased $255.4 million, or 7.7%, and the average loan balance outstanding for the year increased $135.5 million, or 4.1%, compared to 2018.
From December 31, 2018 to December 31, 2019, construction loans increased $137.2 million, or 27.0%, commercial real estate loans increased $56.1 million, or 4.7%, commercial loans increased $44.9 million, or 12.6%, and municipal loans increased $30.6 million, or 8.7%, while 1-4 family residential loans decreased $6.9 million, or 0.9%, and loans to individuals decreased $6.4 million, or 6.0%.
Construction loan growth primarily resulted from fundings on large multi-family projects, both on projects that originated during 2019 as well as those that originated in prior years. The increase in commercial real estate loans was driven primarily by growth in loans on multi-family projects. Commercial loans increased primarily due to a growth in oil and gas related loans. The municipal loan portfolio continued a trend of stable growth during the year.
The decrease in the 1-4 family residential loan portfolio was the result of payoffs exceeding originations. The decrease in loans to individuals was the result of payoffs exceeding originations as well as continued roll-off in the indirect automobile loan portfolio.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2019, was approximately $184.6 million.  Our largest loan relationship at December 31, 2019 was approximately $101.6 million.
The average yield on loans for the year ended December 31, 2019 increased to 5.04%, compared to 4.89% for the year ended December 31, 2018.  This increase was due to changes in the mix of the loan portfolio and the higher interest rate environment during the first half of 2019.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2019	2018	2017	2016	2015
Real estate loans:
Construction	$644,948	$507,732	$475,867	$380,175	$438,247
1-4 family residential	787,562	794,499	805,341	637,239	655,410
Commercial	1,250,208	1,194,118	1,265,159	945,978	635,210
Commercial loans	401,521	356,649	266,422	177,265	242,527
Municipal loans	383,960	353,370	345,798	298,583	288,115
Loans to individuals	100,005	106,431	135,769	117,297	172,244
Total loans	$3,568,204	$3,312,799	$3,294,356	$2,556,537	$2,431,753
For purposes of this discussion, our loans are divided into real estate loans, commercial loans, municipal loans and loans to individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2019, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $2.68 billion in real estate loans, $787.6 million, or 29.4%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.

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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2019, these loans totaled $121.6 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2019, commercial real estate loans consisted of $1.13 billion of owner and non-owner occupied real estate loans, $99.8 million of loans secured by multi-family properties and $19.0 million of loans secured by farmland.
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

MUNICIPAL LOANS
We make loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts increased $30.6 million, to $384.0 million as of December 31, 2019, when compared to 2018.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2019, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $61.0 million, or 61.0%, of total loans to individuals. The acquired indirect automobile portfolio continued to pay down during 2019 to $282,000 at December 31, 2019, compared to $2.7 million at December 31, 2018.
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
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans (in thousands).  The amounts of these loans outstanding at December 31, 2019, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less(1)	After One but Within Five Years	After Five Years (2)
Real estate loans – construction	$212,132	$362,792	$70,024
Commercial loans	130,100	214,542	56,879
Municipal loans	26,635	137,938	219,387
Total	$368,867	$715,272	$346,290

Loans with maturities after one year for which:
	Interest rates are fixed or predetermined	$484,401
	Interest rates are floating or adjustable	$577,161

(1)	The volume of commercial loans due within one year reflects our general policy of attempting to limit these loans to a short-term maturity.

(2)	Nonaccrual loans totaling $1.3 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. These loans totaled $4.8 million, $4.0 million and $5.5 million and represented 0.6%, of shareholders’ equity as of December 31, 2019 and 2018, respectively and 0.7% of shareholders’ equity as of December 31, 2017.
LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES
Our allowance for loan losses was $24.8 million at December 31, 2019, or 0.69% of loans, a decrease of $2.2 million, or 8.2%, compared to $27.0 million at December 31, 2018.  The decrease in the allowance for loan losses was due to a $25.5 million, or 59.3% decrease in nonperforming assets during 2019, partially offset by growth in the loan portfolio.
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
As of December 31, 2019, our review of the loan portfolio indicated that an allowance for loan losses of $24.8 million was appropriate to cover losses in the portfolio.
On January 1, 2020, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”), which represents significant changes to accounting for credit losses, and thus, will impact our methodology for estimating the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Average loans outstanding (1)	$3,426,171	$3,290,651	$2,666,265	$2,452,803	$2,224,401
Balance of allowance for loan losses at beginning of period (1)	$27,019	$20,781	$17,911	$19,736	$13,292
Loan charge-offs:
Real estate:
Construction	—	(14)	(35)	—	(24)
1-4 family residential	(126)	(91)	(304)	(43)	(58)
Commercial	(5,247)	(783)	—	—	—
Commercial loans (2)	(1,162)	(756)	(723)	(11,396)	(336)
Municipal loans	—	—	—	—	(249)
Loans to individuals	(2,398)	(2,602)	(2,391)	(2,948)	(3,688)
Total loan charge-offs	(8,933)	(4,246)	(3,453)	(14,387)	(4,355)
Recovery of loans previously charged-off:
Real Estate:
Construction	12	7	1	269	207
1-4 family residential	68	356	19	141	115
Commercial	113	36	13	23	85
Commercial loans	250	244	312	666	153
Municipal loans	—	—	—	249	—
Loans to individuals	1,167	1,404	1,303	1,434	1,896
Total recovery of loans previously charged-off	1,610	2,047	1,648	2,782	2,456
Net loan charge-offs	(7,323)	(2,199)	(1,805)	(11,605)	(1,899)
Provision for loan losses (3)	5,101	8,437	4,675	9,780	8,343
Allowance for loan losses at end of period	$24,797	$27,019	$20,781	$17,911	$19,736
Net charge-offs to average loans outstanding	0.21%	0.07%	0.07%	0.47%	0.09%
Allowance for loan losses to nonaccruing loans	499.64	75.54	707.56	216.32	96.15
Allowance for loan losses to nonperforming assets	142.11	62.97	198.44	118.58	60.76
Allowance for loan losses to total loans	0.69	0.82	0.63	0.70	0.81
(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan losses.
(2) Of the $11.4 million in commercial charge-offs recorded for the year ended December 31, 2016, $10.9 million related to the charge-off of two large commercial borrowing relationships.
(3) Of the $5.1 million in provision for loan losses for the year ended December 31, 2019, $45,000 related to provision expense reversed on PCI loans. Of the $8.4 million recorded in provision for loan losses for the year ended December 31, 2018, $302,000 related to provision expense on PCI loans. Of the $4.7 million and $9.8 million recorded in provision for loan losses for the years ended December 31, 2017 and 2016, respectively, none related to provision expense on PCI loans.

The decrease in provision expense for 2019, compared to 2018, was primarily the result of a decrease in nonperforming assets, partially offset by an increase in net loan charge-offs and loan growth. Nonperforming assets decreased due to a decrease in commercial real estate nonaccrual loans. Three of the four large commercial real estate loans placed on nonaccrual status in 2018 were sold during the first quarter of 2019. The remaining commercial real estate loan was partially charged off in 2019 and subsequently paid off in the fourth quarter of 2019. For the year ended December 31, 2019, net loan charge-offs increased $5.1 million, to $7.3 million, compared to $2.2 million for the same period in 2018, due to an increase in net charge-offs of $4.4 million for commercial real estate loans.
The increase in provision expense for 2018, compared to 2017, was the result of an increase in nonperforming assets and an increase in net loan charge-offs. For the year ended December 31, 2018, nonperforming assets increased $32.4 million, or 309.7% to $42.9 million at December 31, 2018, from $10.5 million at December 31, 2017, primarily due to the addition of four commercial real estate loans to nonaccrual status during the year. For the year ended December 31, 2018, net loan charge-offs increased $394,000, to $2.2 million, compared to $1.8 million for the same period in 2017, a direct result of an increase in net charge-offs of $760,000 for commercial real estate loans.

The following table presents the allocation of allowance for loan losses for the years presented (dollars in thousands):

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real estate loans:
Construction	$3,539	18.1%	$3,597	15.3%	$3,676	14.5%	$4,147	14.9%	$4,350	18.0%
1-4 family residential	3,833	22.1%	3,844	24.0%	2,445	24.4%	2,665	24.9%	2,595	27.0%
Commercial	9,572	35.0%	13,968	36.0%	10,821	38.4%	7,204	37.0%	4,577	26.1%
Commercial loans	6,351	11.2%	3,974	10.8%	2,094	8.1%	2,263	6.9%	6,596	10.0%
Municipal loans	570	10.8%	525	10.7%	860	10.5%	750	11.7%	725	11.8%
Loans to individuals	932	2.8%	1,111	3.2%	885	4.1%	882	4.6%	893	7.1%
Ending balance	$24,797	100.0%	$27,019	100.0%	$20,781	100.0%	$17,911	100.0%	$19,736	100.0%
See “Note 6 – Loans and Allowance for Loan Losses” in our consolidated financial statements included in this report.
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
Total nonperforming assets at December 31, 2019 were $17.4 million representing a decrease of $25.5 million, or 59.3%, from $42.9 million at December 31, 2018.  From December 31, 2018 to December 31, 2019, nonaccrual loans decreased $30.8 million, or 86.1%, to $5.0 million primarily due to a reduction in commercial real estate loans in nonaccrual status during the year.  Of the nonaccrual total at December 31, 2019, $2.6 million are 1-4 family residential real estate loans, $944,000 are commercial loans, $704,000 are commercial real estate loans, $405,000 are construction loans and $299,000 are loans to individuals. OREO decreased $734,000, or 60.9%, to $472,000 from December 31, 2018 to December 31, 2019.  We are actively marketing all OREO properties and none are being held for investment purposes.  Restructured loans increased $6.1 million, or 102.6%, to $12.0 million.  There were no repossessed assets at December 31, 2019 or 2018. Included in total nonperforming assets are $12.5 million and $16.8 million of loans classified as troubled debt restructurings at December 31, 2019 and 2018, respectively.
In August of 2017, parts of the Texas coast and Houston metropolitan area experienced widespread damage and flooding from Hurricane Harvey. The Bank had one borrower that experienced damage and business interruption that ultimately resulted in classification and nonaccrual status of the credit. During the fourth quarter of 2019, this loan was upgraded to accrual status.
The following table presents information on nonperforming assets for the years presented (dollars in thousands):

	December 31,
	2019	2018	2017	2016	2015
Accruing loans past due more than 90 days: (1)
Loans to individuals	$—	$—	$1	$6	$3
	—	—	1	6	3
Loans on nonaccrual: (1)
Real estate loans	3,720	34,813	1,779	1,980	5,171
Commercial loans	944	639	903	5,477	13,896
Loans to individuals	299	318	255	823	1,459
	4,963	35,770	2,937	8,280	20,526
Restructured loans: (2)
Real estate loans	9,558	4,389	4,426	5,301	3,045
Commercial loans	2,021	995	703	464	7,401
Municipal loans	352	429	502	571	637
Loans to individuals	83	117	136	95	60
	12,014	5,930	5,767	6,431	11,143

Total nonperforming loans	16,977	41,700	8,705	14,717	31,672
Other real estate owned	472	1,206	1,613	339	744
Repossessed assets	—	—	154	49	64
Total nonperforming assets	$17,449	$42,906	$10,472	$15,105	$32,480
Nonperforming assets to total assets	0.26%	0.70%	0.16%	0.27%	0.63%
Nonperforming assets to total loans	0.49	1.30	0.32	0.59	1.34
Nonaccrual loans to total loans	0.14	1.08	0.09	0.32	0.84

(1)	Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

(2)	Includes $0.8 million, $3.1 million, $2.9 million and $3.1 million and $7.5 million of PCI loans restructured during the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
Nonperforming assets at December 31, 2019, as a percentage of total assets decreased to 0.26%, from the previous year and as a percentage of loans decreased to 0.49%, primarily due to the decrease in nonaccrual commercial real estate loans. Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2019, we had $23.7 million in potential problem loans that were graded as substandard accruing, of which none are included in any one of the nonaccrual, restructured or 90 days past due loan categories.

The following tables set forth impaired loans by class of loans, including the recorded investment, related allowance and carrying value for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables”. There were no impaired loans recorded without an allowance for the years ended December 31, 2019 or 2018:

	December 31, 2019
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real Estate loans	$15,967	$278	$15,689
Commercial loans	3,635	752	2,883
Municipal loans	352	1	351
Loans to individuals	231	83	148
Total (1)	$20,185	$1,114	$19,071

	December 31, 2018
	Recorded Investment	Related Allowance for Loan Losses	Carrying Value
Real estate loans	$40,815	$5,390	$35,425
Commercial loans	2,366	368	1,998
Municipal loans	429	1	428
Loans to individuals	657	149	508
Total (1)	$44,267	$5,908	$38,359

(1)	Includes $6.7 million and $8.0 million of PCI loans that experienced deteriorations in credit quality subsequent to the acquisition date as of December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019 and 2018, the average recorded investment in impaired loans was approximately $36.8 million and $33.4 million, respectively.
The amount of interest recognized on loans that were nonaccruing or restructured was $937,000, $831,000 and $360,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.6 million, $2.6 million and $482,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

SECURITIES ACTIVITY
Our securities portfolio plays a primary role in management of our interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.
We account for debt and equity securities as follows:
•Available for Sale (“AFS”).  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.  AFS securities hedged with qualifying derivatives are carried at fair value with the change in the fair value on both the hedged instrument and the securities recorded in interest income in the consolidated statements of income.
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
Effective January 1, 2019, premium callable securities are amortized to the earliest call date and securities purchased at a discount are accreted to maturity. Prior to January 1, 2019, premiums were amortized and discounts were accreted to maturity, or in the case of MBS, over the estimated life of the security, using the level yield interest method. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recognized on the trade date and are determined using the specific identification method.
Securities with limited marketability, such as FHLB stock, are carried at cost, which is a reasonable estimate of the fair value of those assets and are assessed for other-than-temporary impairment.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2019, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 37.9% compared to loans, which were 52.9% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of AFS and HTM investment securities and MBS (in thousands):

	December 31,
Available for Sale:	2019	2018	2017
Investment securities:
U.S. government agency debentures	$—	$—	$108,869
State and political subdivisions	802,802	716,601	392,664
Other stocks and bonds	10,137	2,709	5,055
Other equity securities (1)	—	—	5,920
Mortgage-backed securities: (2)
Residential	1,310,642	732,972	718,029
Commercial	235,016	537,154	308,218
Total	$2,358,597	$1,989,436	$1,538,755

	December 31,
Held to Maturity:	2019	2018	2017
Investment securities:
State and political subdivisions	$2,888	$3,083	$413,632
Mortgage-backed securities: (2)
Residential	59,701	59,655	129,044
Commercial	72,274	100,193	366,830
Total	$134,863	$162,931	$909,506

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies,” for further information.

(2)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
We invest in MBS, including mortgage participation certificates, which are insured or guaranteed by U.S. government agencies and GSEs, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). MBS (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as ourselves. U.S. government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs from which we purchase securities.  At December 31, 2019, all of our MBS were collateralized by U.S. Government agency or GSEs mortgages.
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
Our MBS also include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs.  CMOs and REMICs (collectively CMOs) were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities which are insured or guaranteed by Fannie Mae, Freddie Mac or GNMA.  In contrast to pass-through MBS, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.
Like most fixed income securities, MBS are subject to interest rate risk.  However, unlike most other fixed income securities, the mortgage loans underlying a mortgage-backed security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to MBS) than is the case with noncallable fixed income securities.  Most of our MBS were purchased at a premium.  As these MBS prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total unamortized premium for our MBS increased to $33.2 million at December 31, 2019 compared to $24.1 million at December 31, 2018.
During 2019, we primarily sold Texas municipal securities and U.S agency MBS, which resulted in an overall gain of $756,000. During 2018, the sale of AFS securities resulted in an overall loss of $1.8 million.  During 2017, the sale of these AFS securities resulted in an overall gain of $625,000.
The combined investment securities, MBS, FHLB stock and other investments increased to $2.56 billion at December 31, 2019, compared to $2.20 billion at December 31, 2018, an increase of $358.8 million, or 16.3%.  The increase is primarily a result of an increase in our MBS of $247.7 million, or 17.3%, combined with an increase in our investment securities portfolio of $93.4 million, or 12.9%, and an increase in FHLB stock of $17.5 million, or 53.7%, as of December 31, 2019 when compared to December 31, 2018.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2019 was $2.50 billion, which represented a net unrealized gain as of that date of $55.9 million.  The net unrealized gain was comprised of $58.7 million in unrealized gains and $2.8 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2019 was $2.36 billion, which included a net unrealized gain of $51.9 million.  The net unrealized gain was comprised of $54.4 million of unrealized gains and $2.6 million of unrealized losses.  The majority of the $2.6 million of unrealized losses is reflected in our state and political subdivisions and our residential MBS. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Since management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer are amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment of other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the years ended December 31, 2019, 2018, or 2017.
On January 2, 2018, we adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and in conjunction with the adoption took the one-time transition election to reclassify approximately $743.4 million book value of securities from HTM to AFS that qualified for hedging under the last-of-layer approach, as described in ASU 2017-12. The unrealized gain of $11.9 million ($9.4 million, net of tax) on the transferred securities was recognized in other comprehensive income on the date of transfer. There were no sales from the HTM portfolio during the years ended December 31, 2019, 2018 or 2017.  There were $134.9 million and $162.9 million of securities classified as HTM at December 31, 2019 and 2018, respectively.
On January 1, 2019, we adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and in conjunction with the adoption recognized a cumulative adjustment to reduce retained earnings by $16.5 million, pre-tax.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2019 AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$1,269	4.71%	$6,281	4.75%	$34,956	3.84%	$760,296	3.47%
Other stocks and bonds	—	—	3,014	2.88%	7,123	4.05%	—	—
Mortgage-backed securities:
Residential	18	7.48%	2,204	5.20%	23,781	3.26%	1,284,639	2.85%
Commercial	1,446	1.47%	81,010	2.61%	152,560	2.72%	—	—
Total	$2,733	3.01%	$92,509	2.83%	$218,420	3.00%	$2,044,935	3.08%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$115	2.10%	$1,663	2.71%	$1,110	3.14%	$—	—
Mortgage-backed securities:
Residential	—	—	158	4.92%	56	5.90%	59,487	3.60%
Commercial	—	—	35,104	2.68%	27,303	2.85%	9,867	2.75%
Total	$115	2.10%	$36,925	2.69%	$28,469	2.87%	$69,354	3.48%
At December 31, 2019, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits, FHLB borrowings, federal funds purchased and repurchase agreements to assist with our funding needs. Deposits provide us with our primary source of funds and the following table sets forth average deposits and rates paid by category (dollars in thousands):

	Years Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts	$1,963,936	1.01%	$1,978,140	0.85%	$1,645,557	0.56%
Savings accounts	366,606	0.29%	359,509	0.25%	267,345	0.17%
Certificates of deposit	1,149,171	2.07%	1,160,423	1.56%	990,553	1.11%
Total interest bearing deposits	3,479,713	1.28%	3,498,072	1.03%	2,903,455	0.71%
Noninterest bearing demand deposits	1,017,836	N/A	1,040,447	N/A	761,370	N/A
Total deposits	$4,497,549	0.99%	$4,538,519	0.79%	$3,664,825	0.57%

The table below sets forth the maturity distribution of CDs of $100,000 or more (in thousands):

	December 31, 2019	December 31, 2018
Three months or less	$275,956	$194,070
Over three to six months	155,799	113,126
Over six to twelve months	273,135	159,000
Over twelve months	111,057	140,221
Total certificates of deposit	$815,947	$606,417
At December 31, 2019, we had $365.7 million in brokered CDs that represented 7.8% of our deposits.  Our brokered CDs at December 31, 2019 have maturities of less than one year and are reflected in both CDs under and over $100,000 categories.  At December 31, 2018, we had $238.1 million in brokered CDs, and at December 31, 2017, we had $60.2 million in brokered CDs.  Our current policy allows for a maximum of $400 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Borrowing arrangements, consisting primarily of FHLB borrowings, federal funds purchased and repurchase agreements, increased $245.2 million, or 32.4%, during 2019 compared to 2018 primarily due to obtaining additional advances to fund the increase in the securities portfolio during 2019. FHLB borrowings are collateralized by FHLB stock, nonspecified loans and securities.
Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal funds purchased and repurchase agreements:
Balance at end of period	$28,358	$36,810	$9,498
Average amount outstanding during the period (1)	15,645	10,880	8,120
Maximum amount outstanding during the period (2)	28,358	36,810	9,498
Weighted average interest rate during the period (3)	1.7%	1.4%	0.2%
Interest rate at end of period (4)	1.7%	2.1%	0.2%

FHLB borrowings:
Balance at end of period	$972,744	$719,065	$1,017,361
Average amount outstanding during the period (1)	868,859	720,785	1,222,033
Maximum amount outstanding during the period (2)	1,077,883	957,231	1,414,453
Weighted average interest rate during the period (3)	2.0%	1.8%	1.2%
Interest rate at end of period (4)	1.8%	2.3%	1.4%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period. The weighted average interest rate on the FHLB borrowings include the effect of interest rate swaps.

(4)	Stated rate.
Other borrowings include federal funds purchased and repurchase agreements. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2019 or 2017. There were $28.0 million of federal funds purchased at December 31, 2018.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2019, the line had no outstanding letters of credit. As of December 31, 2019, Southside Bank had no outstanding letters of credit from FHLB.
Southside Bank enters into sales of securities under agreements to repurchase (“repurchase agreements”). These repurchase agreements totaled $28.4 million, $8.8 million, and $9.5 million at December 31, 2019, 2018 and 2017, respectively, and had maturities of less than one.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
Southside Bank has entered into various variable rate agreements with third-party financial institutions. These agreements totaled $310.0 million at December 31, 2019 and 2018 and $280.0 million at December 31, 2017. Three of the variable rate agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. As of December 31, 2019, Southside Bank has various interest rate swap contracts in connection with $270.0 million of these variable rate agreements. These swap contracts are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate agreements to fixed interest rates. The interest rate swap contracts had an average rate of 1.58% with an average weighted maturity of 3.8 years at December 31, 2019. During the first quarter of 2017, we terminated two interest rate swap contracts designated as cash flow hedges having a total notional value of $40.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 12 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

CAPITAL RESOURCES
Our total shareholders’ equity at December 31, 2019 increased 10.0%, or $73.3 million, to $804.6 million, or 11.9% of total assets, compared to $731.3 million, or 11.9% of total assets at December 31, 2018.
The increase in shareholders’ equity was the result of net income of $74.6 million, other comprehensive income of $54.5 million, stock compensation expense of $2.4 million, net issuance of common stock under employee stock plans of $1.6 million and common stock issued under our dividend reinvestment plan of $1.4 million, partially offset by cash dividends paid of $42.5 million, as well as a reduction to beginning retained earnings of $16.5 million for a cumulative-effect adjustment related to the adoption of ASU 2017-08 and the repurchase of $2.2 million of our common stock.
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
Failure to meet minimum capital requirements under the 2015 Capital Rules could result in certain mandatory and possibly additional discretionary actions by our regulators that, if undertaken, could have a direct material effect on our financial statements. Management believes that, as of December 31, 2019, we met all capital adequacy requirements to which we were subject.
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

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$591,026	14.07%	$189,055	4.50%	N/A	N/A
Bank Only	$738,311	17.58%	$188,992	4.50%	$272,989	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$649,465	15.46%	$252,073	6.00%	N/A	N/A
Bank Only	$738,311	17.58%	$251,989	6.00%	$335,986	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$774,293	18.43%	$336,098	8.00%	N/A	N/A
Bank Only	$764,563	18.20%	$335,986	8.00%	$419,982	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$649,465	10.18%	$255,304	4.00%	N/A	N/A
Bank Only	$738,311	11.57%	$255,204	4.00%	$319,004	5.00%

December 31, 2018
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of December 31, 2019, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2019	2018	2017
Return on average assets	1.17%	1.19%	0.96%
Return on average shareholders’ equity	9.53%	9.87%	9.65%
Dividend payout ratio – Basic	57.01%	56.60%	60.99%
Dividend payout ratio – Diluted	57.27%	56.87%	61.33%
Average shareholders’ equity to average total assets	12.23%	12.06%	9.95%
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
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with a minimum risk of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At December 31, 2019, these investments were 7.8% of total assets, as compared with 4.0% for December 31, 2018, and 6.9% for December 31, 2017.  The increase to 7.8% at December 31, 2019 is primarily reflective of changes in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2019 or December 31, 2017. There were $28.0 million of federal funds purchased at December 31, 2018.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2019, the line had no outstanding letters of credit. At December 31, 2019, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.37 billion, net of required FHLB stock purchases.  The Bank currently has no outstanding letters of credit from FHLB.
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
Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met.  Commitments to extend credit generally have fixed expiration dates and may require the payment of fees.  Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in commitments to extend credit and similarly do not necessarily represent future cash obligations.
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2019	December 31, 2018

Commitments to extend credit	$925,671	$874,557
Standby letters of credit	17,211	27,438
Total	$942,882	$901,995
We apply the same credit policies in making commitments to extend credit and standby letters of credit as we do for on-balance-sheet instruments. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant and equipment.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following summarizes our contractual cash obligations and commercial commitments at December 31, 2019 and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).  Payments reflected in the table below do not include interest:

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
Federal Home Loan Bank borrowings	$957,016	$12,370	$1,450	$1,908	$972,744
Subordinated notes (1)	—	—	—	100,000	100,000
Trust preferred subordinated debentures (1)	—	—	—	60,311	60,311
Operating leases (2)	1,331	2,575	2,018	7,197	13,121
Deferred compensation agreements (3)	409	927	868	6,152	8,356
Certificates of deposits	1,124,655	127,811	35,419	5,783	1,293,668
Unsettled trades to purchase securities	17,538	—	—	—	17,538
Total contractual obligations	$2,100,949	$143,683	$39,755	$181,351	$2,465,738

(1)
Subordinated notes, net of unamortized debt issuance costs, were $98.6 million at December 31, 2019. Trust preferred subordinated debentures, net of unamortized debt issuance costs, were $60.3 million at December 31, 2019. See “Note 10 – Long-Term Debt” for further information.

(2)	See “Note 17 – Leases” for further information.

(3)	See “Note 11 – Employee Benefits” for further information.
We do not expect to contribute to our defined benefit plan during 2020.  We do expect to contribute to our defined benefit plan in future years; however, those amounts are indeterminable at this time.

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
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next twelve months for the periods presented.

	Anticipated impact over the next twelve months
	December 31,
Rate projections:	2019	2018
Increase:
100 basis points	1.20%	1.51%
200 basis points	(1.76)%	(1.29)%

Decrease:
100 basis points	0.51%	(0.22)%
200 basis points	(1.79)%	(3.34)%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $3.6 billion as of December 31, 2019, and the allowance for loan losses (ALL) was $24.8 million. As discussed in Note 1 and Note 6 to the consolidated financial statements, the ALL is an amount which represents management’s best estimate of probable losses inherent in the loan portfolio based on evaluation of the quality and inherent risks in the loan portfolio, economic conditions and other factors which warrant current recognition as of the balance sheet date. The ALL is comprised of specific reserves determined based on probable losses on specific classified loans and a general reserve component that considers historical loss rates and estimated loss emergence periods for similar loans further adjusted through qualitative factors. Management applies judgment in estimating the ALL and, in particular, in identifying and quantifying the qualitative factor component of the general reserve included within the ALL. The qualitative factors represent additional losses inherent in the loan portfolio that are not reflected in the historic loss rates and are based upon general economic conditions and other qualitative risk factors both internal and external to the Company, such as asset quality trends including changes in volume and severity of past due, nonaccrual, restructured or classified loans and changes in charge-off trends.

Auditing management’s estimate of the allowance for loan losses involved a high degree of subjectivity due to the qualitative factor adjustments to the general reserve included in the ALL. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including adjustments made to the general reserve related to qualitative factors. We evaluated the design and tested the operating effectiveness of the controls and governance over the appropriateness of the qualitative factor methodology, including the identification and the assessment for the need for qualitative factor adjustments, the reliability and accuracy of data used to estimate the various qualitative factors, and management’s review and approval of qualitative factor adjustments.

To test the qualitative factor adjustments, we evaluated the identification and measurement of the qualitative factors, including the basis for concluding an adjustment to the historical loss rates considered in the general reserve was warranted. We tested the completeness and accuracy of data used by the Company to estimate the qualitative factors, recalculated the analyses used by management to determine the qualitative factors, as well as evaluated loan portfolio trends and third-party macroeconomic data, as applicable, to assess the changes in and the measurement of the qualitative factors. We also evaluated the data and information utilized by management to estimate the qualitative factors by independently obtaining and comparing such data and information to historical loan data and third-party macroeconomic data and giving consideration to whether new or contradictory information existed. In addition, we evaluated the Company’s analysis of the overall ALL amount, inclusive of the qualitative factor adjustments, giving consideration to the Company’s loan portfolio, economic trends, and historical loss factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas
February 28, 2020

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2019	December 31, 2018

ASSETS
Cash and due from banks	$66,949	$87,375
Interest earning deposits	43,748	23,884
Federal funds sold	—	9,460
Total cash and cash equivalents	110,697	120,719
Securities:
Securities available for sale, at estimated fair value	2,358,597	1,989,436
Securities held to maturity, at carrying value (estimated fair value of $138,879 and $159,781, respectively)	134,863	162,931
Federal Home Loan Bank stock, at cost	50,087	32,583
Equity investments	12,331	12,093
Loans held for sale	383	601
Loans:
Loans	3,568,204	3,312,799
Less: Allowance for loan losses	(24,797)	(27,019)
Net loans	3,543,407	3,285,780
Premises and equipment, net	143,912	135,972
Operating lease right-of-use assets	9,755	—
Goodwill	201,116	201,116
Other intangible assets, net	13,361	17,779
Interest receivable	28,452	27,287
Deferred tax asset, net	—	9,776
Unsettled issuances of brokered certificates of deposit	20,000	15,236
Bank owned life insurance	100,498	98,160
Other assets	21,454	14,025
Total assets	$6,748,913	$6,123,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,040,112	$994,680
Interest bearing	3,662,657	3,430,350
Total deposits	4,702,769	4,425,030
Other borrowings	28,358	36,810
Federal Home Loan Bank borrowings	972,744	719,065
Subordinated notes, net of unamortized debt issuance costs	98,576	98,407
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	60,246
Deferred tax liability, net	4,823	—
Unsettled trades to purchase securities	17,538	6,378
Operating lease liabilities	10,174	—
Other liabilities	49,101	46,267
Total liabilities	5,944,333	5,392,203

Off-balance-sheet arrangements, commitments and contingencies (Note 18)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,887,662 shares issued at December 31, 2019 and 37,845,224 shares issued at December 31, 2018)	47,360	47,307
Paid-in capital	766,718	762,470
Retained earnings	80,274	64,797
Treasury stock: (shares at cost, 4,064,405 at December 31, 2019 and 4,120,475 at December 31, 2018)	(94,008)	(93,055)
Accumulated other comprehensive income (loss)	4,236	(50,228)
Total shareholders’ equity	804,580	731,291
Total liabilities and shareholders’ equity	$6,748,913	$6,123,494
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest income:
Loans	$170,288	$158,691	$117,633
Taxable investment securities	167	417	939
Tax-exempt investment securities	16,856	24,960	24,529
Mortgage-backed securities	50,486	41,584	41,361
Federal Home Loan Bank stock and equity investments	1,654	1,595	1,306
Other interest earning assets	1,336	1,918	1,706
Total interest income	240,787	229,165	187,474
Interest expense:
Deposits	44,565	35,864	20,736
Federal Home Loan Bank borrowings	17,719	12,813	15,106
Subordinated notes	5,661	5,659	5,633
Trust preferred subordinated debentures	2,775	2,610	2,013
Other borrowings	262	155	16
Total interest expense	70,982	57,101	43,504
Net interest income	169,805	172,064	143,970
Provision for loan losses	5,101	8,437	4,675
Net interest income after provision for loan losses	164,704	163,627	139,295
Noninterest income:
Deposit services	26,038	25,082	21,785
Net gain (loss) on sale of securities available for sale	756	(1,839)	625
Gain on sale of loans	509	692	1,821
Trust fees	6,269	6,832	3,818
Bank owned life insurance	2,307	2,923	2,537
Brokerage services	2,080	1,987	2,422
Other	4,409	5,096	4,465
Total noninterest income	42,368	40,773	37,473
Noninterest expense:
Salaries and employee benefits	73,731	70,643	60,779
Net occupancy	13,128	13,814	12,068
Acquisition expense	—	2,413	4,352
Advertising, travel & entertainment	2,964	2,894	2,219
ATM expense	894	1,090	3,889
Professional fees	4,717	4,035	3,844
Software and data processing	4,537	3,996	3,027
Communications	1,941	1,847	1,905
FDIC insurance	859	1,871	1,769
Amortization of intangibles	4,418	5,213	1,955
Other	12,108	12,283	10,528
Total noninterest expense	119,297	120,099	106,335
Income before income tax expense	87,775	84,301	70,433
Income tax expense	13,221	10,163	16,121
Net income	$74,554	$74,138	$54,312

Earnings per common share – basic	$2.21	$2.12	$1.82
Earnings per common share – diluted	$2.20	$2.11	$1.81
Cash dividends paid per common share	$1.26	$1.20	$1.11
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$74,554	$74,138	$54,312
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	87,481	(34,238)	15,217
Unrealized net gain on securities transferred from held to maturity to available for sale under the transition guidance enumerated in ASU 2017-12	—	11,881	—
Change in net unrealized loss on securities transferred from held to maturity to available for sale	—	401	—
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	816	1,244	1,255
Reclassification adjustment for net (gain) loss on sale of available for sale securities, included in net income	(756)	1,839	(625)
Derivatives:
Change in net unrealized (loss) gain on effective cash flow hedge interest rate swap derivatives	(9,118)	2,351	3
Change in net unrealized gains on interest rate swap derivatives terminated during the period	—	—	273
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(2,043)	(1,406)	754
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	2,378	2,182	1,605
Effect of settlement recognition	—	—	8
Change in net actuarial loss	(9,816)	(1,994)	(5,218)
Other comprehensive income (loss), before tax	68,942	(17,740)	13,272
Income tax (expense) benefit related to items of other comprehensive income (loss)	(14,478)	3,725	(5,374)
Other comprehensive income (loss), net of tax	54,464	(14,015)	7,898
Comprehensive income	$129,018	$60,123	$62,210
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$39,320	$535,240	$30,098	$(47,891)	$(38,493)	$518,274
Net income	—	—	54,312	—	—	54,312
Other comprehensive income	—	—	—	—	7,898	7,898
Issuance of common stock for dividend reinvestment plan (43,650 shares)	54	1,429	—	—	—	1,483
Net issuance of common stock in connection with the acquisition of Diboll State Bancshares, Inc. (5,534,925 shares)	6,919	193,168	—	—	—	200,087
Stock compensation expense	—	1,815	—	—	—	1,815
Net issuance of common stock under employee stock plans (159,356 shares)	61	1,726	(103)	786	—	2,470
Cash dividends paid on common stock ($1.11 per share)	—	—	(32,199)	—	—	(32,199)
Stock dividend declared (719,515 shares)	899	24,061	(24,960)	—	—	—
Reclassification of certain deferred tax effects	—	—	5,703	—	(5,703)	—
Balance at December 31, 2017	47,253	757,439	32,851	(47,105)	(36,298)	754,140
Cumulative effect of accounting change	—	—	(85)	—	85	—
Adjusted beginning balance	47,253	757,439	32,766	(47,105)	(36,213)	754,140
Net income	—	—	74,138	—	—	74,138
Other comprehensive loss	—	—	—	—	(14,015)	(14,015)
Issuance of common stock for dividend reinvestment plan (42,872 shares)	54	1,424	—	—	—	1,478
Purchase of common stock (1,459,148 shares)	—	—	—	(47,193)	—	(47,193)
Stock compensation expense	—	2,317	—	—	—	2,317
Net issuance of common stock under employee stock plans (140,692 shares)	—	1,290	(128)	1,243	—	2,405
Cash dividends paid on common stock ($1.20 per share)	—	—	(41,979)	—	—	(41,979)
Balance at December 31, 2018	47,307	762,470	64,797	(93,055)	(50,228)	731,291
Cumulative effect of accounting change	—	—	(16,452)	—	—	(16,452)
Adjusted beginning balance	47,307	762,470	48,345	(93,055)	(50,228)	714,839
Net income	—	—	74,554	—	—	74,554
Other comprehensive income	—	—	—	—	54,464	54,464
Issuance of common stock for dividend reinvestment plan (42,438 shares)	53	1,392	—	—	—	1,445
Purchase of common stock (66,467 shares)	—	—	—	(2,181)	—	(2,181)
Stock compensation expense	—	2,388	—	—	—	2,388
Net issuance of common stock under employee stock plans (122,537 shares)	—	468	(104)	1,228	—	1,592
Cash dividends paid on common stock ($1.26 per share)	—	—	(42,521)	—	—	(42,521)
Balance at December 31, 2019	$47,360	$766,718	$80,274	$(94,008)	$4,236	$804,580
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$74,554	$74,138	$54,312
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	12,111	14,045	10,208
Securities premium amortization (discount accretion), net	13,874	13,675	17,639
Loan (discount accretion) premium amortization, net	(1,211)	(2,333)	(1,142)
Provision for loan losses	5,101	8,437	4,675
Stock compensation expense	2,388	2,317	1,815
Deferred tax expense	122	6,154	3,514
Net (gain) loss on sale of securities available for sale	(756)	1,839	(625)
Net loss on premises and equipment	592	768	152
Gross proceeds from sales of loans held for sale	22,041	24,092	58,747
Gross originations of loans held for sale	(21,823)	(22,692)	(53,107)
Net (gain) loss on other real estate owned	(100)	433	7
Net gain on sale of customer receivables	—	(124)	—
Net change in:
Interest receivable	(1,165)	1,204	(63)
Other assets	(12,275)	(2,166)	(3,909)
Interest payable	530	1,257	570
Other liabilities	(13,377)	1,358	(1,063)
Net cash provided by operating activities	80,606	122,402	91,730

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(1,253,139)	(306,867)	(619,398)
Sales	751,116	428,518	685,152
Maturities, calls and principal repayments	201,529	137,883	113,183
Securities held to maturity:
Purchases	—	—	(6,260)
Maturities, calls and principal repayments	27,833	3,064	28,974
Proceeds from redemption of Federal Home Loan Bank stock and equity investments	8,788	24,360	6,945
Purchases of Federal Home Loan Bank stock and equity investments	(26,483)	(1,518)	(1,233)
Net loan originations	(262,137)	(24,491)	(117,750)
Proceeds from sales of customer receivables	—	4,300	—
Net cash and cash equivalents acquired in acquisition	—	—	115,598
Net cash paid in acquisition	—	—	(23,941)
Purchases of premises and equipment	(15,883)	(13,444)	(9,633)
Proceeds from bank owned life insurance	—	5,956	—
Proceeds from sales of premises and equipment	96	1,943	12
Proceeds from sales of other real estate owned	1,122	1,717	659
Proceeds from sales of repossessed assets	328	483	429
Net cash (used in) provided by investing activities	(566,830)	261,904	172,737

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
FINANCING ACTIVITIES:
Net change in deposits	$272,638	$(106,014)	$82,960
Net change in other borrowings	(8,452)	27,312	2,401
Proceeds from Federal Home Loan Bank borrowings	6,914,800	4,201,500	2,786,476
Repayment of Federal Home Loan Bank borrowings	(6,661,119)	(4,499,788)	(3,078,743)
Proceeds from stock option exercises	1,986	2,653	2,692
Cash paid to tax authority related to tax withholding on share-based awards	(394)	(248)	(222)
Purchase of common stock	(2,181)	(47,193)	—
Proceeds from the issuance of common stock for dividend reinvestment plan	1,445	1,478	1,483
Cash dividends paid	(42,521)	(41,979)	(32,199)
Payments for other financing activities	—	—	(277)
Net cash provided by (used in) financing activities	476,202	(462,279)	(235,429)

Net (decrease) increase in cash and cash equivalents	(10,022)	(77,973)	29,038
Cash and cash equivalents at beginning of period	120,719	198,692	169,654
Cash and cash equivalents at end of period	$110,697	$120,719	$198,692

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$70,452	$55,844	$42,934
Income taxes paid	$10,500	$2,000	$11,300

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$649	$2,128	$574
Loans transferred from portfolio to held for sale	$—	$3,984	$—
Transfer of held to maturity securities to available for sale securities	$—	$743,421	$—
Stock dividend (2.5% for 2017)	$—	$—	$24,960
Unsettled trades to purchase securities	$(17,538)	$(6,378)	$—
Unsettled issuances of brokered certificates of deposit	$20,000	$15,236	$—
Common stock issued in acquisition	$—	$—	$200,364
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
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
Basis of Presentation and Consolidation. The consolidated financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of Southside Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary, Southside Bank (“Southside Bank” or “the Bank”) and the nonbank subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.
“Omni” refers to OmniAmerican Bancorp, Inc., a bank holding company acquired by Southside on December 17, 2014. On November 30, 2017, we acquired Diboll State Bancshares, Inc., a Texas corporation (“Diboll”) and the holding company for First Bank & Trust East Texas, a Texas banking association based in Diboll, Texas. See “Note 2 – Acquisition”.
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
Accounting Changes and Reclassifications. Certain prior period amounts may be reclassified to conform to current period presentation.
Debt Securities
We adopted Accounting Standards Update (“ASU”) 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” on January 1, 2019, the effective date of the guidance. Under previous GAAP, premiums on callable debt securities were generally amortized over the contractual life of the security. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date. If the debt security is not called at the earliest call date, the holder of the debt security would be required to reset the effective yield on the debt security based on the payment terms required by the debt security. The guidance requires companies to apply the requirements on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Adoption of this guidance on January 1, 2019, resulted in a cumulative-effect adjustment to reduce retained earnings by $16.5 million, pre-tax. Subsequent to January 1, 2019, we sold most of the securities impacted by ASU 2017-08, and thus, the standard did not materially impact our consolidated net income.
Leases
In February 2016, the FASB issued ASU 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (“ASC”) Topic 840, "Leases." The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also elected certain optional practical expedients including the hindsight practical expedient under which we considered the actual outcomes of lease renewals and terminations when measuring the lease term at adoption, and we made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize these lease payments in the consolidated statements of income on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we have elected the practical expedient to account for these as a single lease component.
We adopted ASU 2016-02, “Leases (Topic 842),” on January 1, 2019, the effective date of the guidance, using the practical expedient transition method whereby we did not revise comparative period information or disclosure which are presented under Topic 840. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, we recognized operating lease liabilities of

$10.1 million and related lease assets of $9.8 million on our balance sheet. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The standard did not materially impact our consolidated net income and had no impact on cash flows.
Stock Dividend. There were no stock dividends declared or paid during 2019 or 2018. On May 4, 2017, our board of directors declared a 2.5% stock dividend to common stock shareholders of record as of May 30, 2017, which was paid on June 27, 2017. All share data for all periods presented has been adjusted to give retroactive recognition to these stock dividends unless otherwise indicated.
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
Cash on hand or on deposit with the Federal Reserve Bank of $33.8 million and $34.1 million was required to meet regulatory reserves and clearing requirements at December 31, 2019 and 2018, respectively.
Basic and Diluted Earnings per Common Share.  Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of stock awards granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in “Note 3 – Earnings Per Share.”

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of available for sale (“AFS”) securities, changes in the net unrealized loss on securities transferred to/from held to maturity (“HTM”), changes in the accumulated gain or loss on effective cash flow hedging instruments and changes in the funded status of defined benefit retirement plans.  Comprehensive income is reported in the accompanying consolidated statements of comprehensive income and in “Note 4 – Accumulated Other Comprehensive Income (Loss).”
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
Prior to January 1, 2019, premiums were amortized and discounts were accreted to maturity, or in the case of mortgage-backed securities (“MBS”), over the estimated life of the security, using the level yield interest method.  Beginning January 1, 2019, premium callable securities are amortized to the earliest call date and securities purchased at a discount are accreted to maturity.

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
Equity Investments. Beginning January 1, 2018, upon adoption of ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities,” equity investments with readily determinable fair values are stated at fair value with the unrealized gains and losses reported in other noninterest income in the consolidated statements of income. The guidance was applied on a prospective approach resulting in prior periods no longer being comparable. For periods prior to January 1, 2018, certain equity investments were classified as AFS and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity investments without readily determinable fair values are recorded at cost less impairment, if any.
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
Leases. We evaluate our contracts at inception to determine if an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Our operating leases relate primarily to bank branches and office space. The Company has no finance leases. Short-term leases, leases with an initial term of twelve months or less and do not contain a purchase option that is likely to be exercised, are not recorded on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future lease payments over the lease term. Our leases do not provide an implicit rate, so we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. As of October 1, 2019 and 2018, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the years ended December 31, 2019 or 2018, and we had no cumulative goodwill impairment.
At December 31, 2019, core deposit intangible and trust relationship intangible was $9.5 million and $3.8 million, respectively. For the years ended December 31, 2019, 2018 and 2017, amortization expense related to our core deposit intangible and trust relationship intangible was $4.3 million, $5.1 million and $1.8 million, respectively.
Repurchase Agreements.  We sell certain securities under agreements to repurchase.  The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset account.  We determine the type of debt securities to pledge which may include investment securities and U.S. agency MBS.
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
For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period of change. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in the fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.
During 2018, we entered into partial-term fair value hedges for certain of our fixed rate callable AFS municipal securities. These partial-term hedges of selected cash flows covering the time periods to the call dates of the hedged securities were expected to be effective in offsetting changes in the fair value of the hedged securities. Interest rate swaps designated as partial-term fair value hedges were utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converted a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates. We terminated these hedges during the second quarter of 2019.
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
Further information on our derivative instruments and hedging activities is included in “Note 12 – Derivative Financial Instruments and Hedging Activities.”
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

Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2019 or 2018.
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
Share-Based Awards.  Share-based compensation transactions are recognized as compensation cost in the consolidated statements of income based on the fair value on the date of the grant and is recorded over the grant’s vesting period.
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

Accounting Pronouncements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs related to internal-use software. The update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 also requires the amortization of capitalized implementation costs over the term of the associated hosting arrangement to be presented in the same line of the consolidated statements of income as the associated hosting arrangement fees. ASU 2018-15, which we adopted prospectively on January 1, 2020, is not expected to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 replaces the incurred loss model with an expected loss methodology that is referred to as current expected credit loss (“CECL”). The CECL model is used to estimate credit losses on certain off-balance sheet credit exposures and certain types of financial instruments measured at amortized cost including loan receivables and HTM debt securities. ASU 2016-13 also modifies the impairment model on AFS debt securities, whereby credit losses are recognized as an allowance rather than a direct write-down of the AFS debt security. In addition, ASU 2016-13 modifies the accounting model for purchased financial assets with credit deterioration (“PCD”) since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance requires companies to apply the requirements in the year of adoption through a cumulative-effect adjustment with some aspects of the update requiring a prospective transition approach. The ultimate impact of the guidance is based upon the economic conditions, the forecasted macroeconomic conditions and the portfolios held at the adoption date. We adopted ASU 2016-13 on January 1, 2020.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis which requires the calculation of the implied fair value of goodwill to measure a goodwill impairment charge. The update requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019. The guidance requires companies to apply the requirements prospectively in the year of adoption. ASU 2017-04, which we adopted on January 1, 2020, is not expected to have a material impact on our consolidated financial statements.

2.    ACQUISITION
On November 30, 2017, we acquired 100% of the outstanding stock of Diboll State Bancshares, Inc. and its wholly-owned subsidiary First Bank & Trust East Texas (collectively, “Diboll”) headquartered in Diboll, Texas. The total purchase price included the issuance of 5.5 million shares of our common stock and $23.9 million in cash for all outstanding shares of Diboll State Bancshares, Inc. The total merger consideration for the Diboll merger was $224.3 million. The operations of Diboll were merged into the Company as of the date of the acquisition.
The Diboll acquisition was accounted for using the acquisition method of accounting and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their respective acquisition date fair values. The purchase price allocation as reported at December 31, 2017 was preliminary and was subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. As of December 31, 2018, the fair value of assets acquired, adjusted for subsequent measurement period adjustments, excluding goodwill, totaled $1.03 billion, including total loans of $621.3 million and total investment securities of $234.4 million and the total fair value of the liabilities assumed totaled $910.7 million, including deposits of $899.3 million.
Goodwill represents consideration transferred in excess of the fair value of the net assets acquired.  In 2017, the Company recognized initial goodwill of $109.7 million. As of December 31, 2018, total goodwill related to the Diboll acquisition was $109.6 million, after recording, within the measurement period, an immaterial adjustment to goodwill based on the filing of the short-period U.S. federal income tax return for Diboll.  Goodwill is not expected to be deductible for tax purposes.
The following table reflects the changes in the carrying amount of our goodwill for the years ended December 31, 2019 and 2018. (in thousands):

	For the Year Ended December 31,
	2019	2018
Beginning balance	$201,116	$201,246
Less: measurement period adjustments	—	(130)
Ending balance	$201,116	$201,116

We recognized a core deposit intangible of $14.7 million and a trust relationship intangible of $5.4 million which are amortized using an accelerated method over a 9- and 13-year weighted average amortization period, respectively, consistent with expected future cash flows.
The Company incurred pre-tax acquisition related expenses for the years ended December 31, 2018 and 2017 of approximately$2.4 million and $4.4 million, respectively. For the year ended December 31, 2018, the Diboll related acquisition expense consisted primarily of change in control payment accruals, severance payments and professional fees. For the year ended December 31, 2017, the acquisition expense consisted primarily of professional fees and software expenses due to canceling of contracts. These expenses were recognized in the consolidated statements of income in acquisition expense. There were no additional acquisition related expenses incurred during 2019.
We incurred costs of $277,000 directly related to the issuance of the shares related to the acquisition which were offset against paid-in-capital in the consolidated statements of changes in shareholders’ equity. We also recorded non-solicitation agreements for $240,000 that are amortized using the straight-line method over three years in connection with the acquisition.
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

3. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Basic and Diluted Earnings:
Net income	$74,554	$74,138	$54,312
Basic weighted-average shares outstanding	33,747	34,951	29,841
Add: Stock awards	148	165	206
Diluted weighted-average shares outstanding	33,895	35,116	30,047
Basic earnings per share:
Net income	$2.21	$2.12	$1.82
Diluted earnings per share:
Net income	$2.20	$2.11	$1.81

For the year ended December 31, 2019, there were approximately 521,000 anti-dilutive shares. For the years ended December 31, 2018 and 2017 there were approximately 356,000 and 154,000 anti-dilutive shares, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	87,481	(9,118)	—	(9,816)	68,547
Reclassification adjustments included in net income	60	(2,043)	(8)	2,386	395
Income tax (expense) benefit	(18,383)	2,343	2	1,560	(14,478)
Net current-period other comprehensive income (loss), net of tax	69,158	(8,818)	(6)	(5,870)	54,464
Ending balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236

	Year Ended December 31, 2018
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)
Cumulative effect of ASU 2016-01 (1)	85	—	—	—	85
Adjusted beginning balance, net of tax	(16,210)	6,399	(133)	(26,269)	(36,213)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(21,956)	2,351	—	(1,994)	(21,599)
Reclassification adjustments included in net income	3,083	(1,406)	(7)	2,189	3,859
Income tax benefit (expense)	3,963	(198)	1	(41)	3,725
Net current-period other comprehensive (loss) income, net of tax	(14,910)	747	(6)	154	(14,015)
Ending balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)

	Year Ended December 31, 2017
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(23,708)	$4,595	$(133)	$(19,247)	$(38,493)
Other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	15,217	276	8	(5,218)	10,283
Reclassification adjustments included in net income	630	754	(8)	1,613	2,989
Income tax (expense) benefit	(5,546)	(360)	—	532	(5,374)
Net current-period other comprehensive income (loss), net of tax	10,301	670	—	(3,073)	7,898
Reclassification of certain deferred tax effects (2)	(2,888)	1,134	—	(3,949)	(5,703)
Ending balance, net of tax	$(16,295)	$6,399	$(133)	$(26,269)	$(36,298)

(1)	The Company adopted ASU 2016-01 on January 1, 2018. This amount includes a reclassification for the cumulative adjustment to retained earnings of $107,000 ($85,000, net of tax).

(2)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).”

The reclassifications adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(816)	$(1,244)	$(1,255)
Tax benefit	171	261	439
Net of tax	$(645)	$(983)	$(816)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	$756	$(1,839)	$625
Tax (expense) benefit	(159)	386	(219)
Net of tax	$597	$(1,453)	$406

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$1,956	$1,319	$(828)
Tax (expense) benefit	(411)	(277)	290
Net of tax	$1,545	$1,042	$(538)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$87	$87	$74
Tax expense	(18)	(18)	(26)
Net of tax	$69	$69	$48

Amortization of pension plan:
Net actuarial loss (4)	$(2,386)	$(2,189)	$(1,613)
Prior service credit (4)	8	7	8
Total before tax	(2,378)	(2,182)	(1,605)
Tax benefit	499	459	562
Net of tax	$(1,879)	$(1,723)	$(1,043)
Total reclassifications for the period, net of tax	$(313)	$(3,048)	$(1,943)

(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain (loss) on sale of securities available for sale on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.

(4)	These AOCI components are included in the computation of net periodic pension cost (income) presented in “Note 11 – Employee Benefits.”

5. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale (“AFS”) and held to maturity (“HTM”) as of December 31, 2019 and 2018 are reflected in the tables below (in thousands):

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$780,376	$23,832	$1,406	$802,802
Other stocks and bonds	10,000	137	—	10,137
Mortgage-backed securities: (1)
Residential	1,286,110	25,662	1,130	1,310,642
Commercial	230,255	4,795	34	235,016
Total	$2,306,741	$54,426	$2,570	$2,358,597

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,888	$30	$—	$2,918
Mortgage-backed securities: (1)
Residential	59,701	2,586	139	62,148
Commercial	72,274	1,622	83	73,813
Total	$134,863	$4,238	$222	$138,879

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$728,142	$6,115	$17,656	$716,601
Other stocks and bonds	3,000	—	291	2,709
Mortgage-backed securities: (1)
Residential	738,585	3,498	9,111	732,972
Commercial	543,758	941	7,545	537,154
Total	$2,013,485	$10,554	$34,603	$1,989,436

HELD TO MATURITY
Investment securities:
State and political subdivisions	$3,083	$5	$42	$3,046
Mortgage-backed securities: (1)
Residential	59,655	154	1,140	58,669
Commercial	100,193	201	2,328	$98,066
Total	$162,931	$360	$3,510	$159,781

(1)	All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

The following tables represent the unrealized losses on AFS and HTM investment and mortgage-backed securities, segregated by length of time in a loss position as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$158,629	$1,270	$7,555	$136	$166,184	$1,406
Mortgage-backed securities:
Residential	101,779	980	21,696	150	123,475	1,130
Commercial	13,555	32	1,446	2	15,001	34
Total	$273,963	$2,282	$30,697	$288	$304,660	$2,570

HELD TO MATURITY
Mortgage-backed securities:
Residential	$272	$9	$2,304	$130	$2,576	$139
Commercial	12,781	67	1,788	16	14,569	83
Total	$13,053	$76	$4,092	$146	$17,145	$222

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$98,112	$899	$399,205	$16,757	$497,317	$17,656
Other stocks and bonds	2,709	291	—	—	2,709	291
Mortgage-backed securities:
Residential	5,552	27	488,334	9,084	493,886	9,111
Commercial	9,529	30	457,704	7,515	467,233	7,545
Total	$115,902	$1,247	$1,345,243	$33,356	$1,461,145	$34,603

HELD TO MATURITY
Investment securities:
State and political subdivisions	$235	$1	$2,022	$41	$2,257	$42
Mortgage-backed securities:
Residential	4,826	60	51,046	1,080	55,872	1,140
Commercial	399	2	89,168	2,326	89,567	2,328
Total	$5,460	$63	$142,236	$3,447	$147,696	$3,510

We review those securities in an unrealized loss position for significant differences between fair value and the cost basis to evaluate if a classification of other-than-temporary impairment is warranted. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. We consider an other-than-temporary impairment to have occurred when there is an adverse change in expected cash flows. When it is determined that a decline in fair value of an AFS or HTM security is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and a charge to other comprehensive income for the noncredit portion. Based upon the length of time and the extent to which fair value is less than cost, we believe that none of the securities with an unrealized loss have other-than-temporary impairment at December 31, 2019.
The securities in an unrealized loss position are highly rated Texas municipal securities and U.S. agency MBS where the unrealized loss is a direct result of the change in interest rates and spreads. For those securities in an unrealized loss position, we do not currently intend to sell the securities, and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of their amortized cost basis. To the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and MBS portfolio with an other-than-temporary impairment at December 31, 2019.
From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $3.7 million ($2.9 million, net of tax) at December 31, 2019 and $15.3 million ($12.1 million, net of tax) at December 31, 2018. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for other-than-temporary impairment for each individual security. There were no securities transferred from AFS to HTM during the years ended December 31, 2019 or 2018.

The following tables reflect interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
U.S. Treasury	$—	$218	$519
U.S. government agency debentures	—	89	178
State and political subdivisions	16,885	24,960	24,530
Other stocks and bonds	138	110	125
Other equity securities (1)	—	—	116
Mortgage-backed securities	50,486	41,584	41,361
Total interest income on securities	$67,509	$66,961	$66,829

(1)	See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

There was a $756,000 net realized gain from the AFS securities portfolio for the year ended December 31, 2019, which consisted of $5.7 million in realized gains and $4.9 million in realized losses.  There was a $1.8 million net realized loss from the AFS securities portfolio for the year ended December 31, 2018, which consisted of $3.8 million in realized losses and $2.0 million in realized gains. There was a $625,000 net realized gain from the AFS securities portfolio for the year ended December 31, 2017, which consisted of $5.0 million in realized gains and $4.4 million in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2019, 2018 or 2017.  We calculate realized gains and losses on sales of securities under the specific identification method.

The expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2019, are presented below by contractual maturity (in thousands).

	December 31, 2019
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$1,268	$1,269
Due after one year through five years	9,140	9,295
Due after five years through ten years	40,606	42,079
Due after ten years	739,362	760,296
	790,376	812,939
Mortgage-backed securities:	1,516,365	1,545,658
Total	$2,306,741	$2,358,597

	December 31, 2019
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$115	$116
Due after one year through five years	1,663	1,678
Due after five years through ten years	1,110	1,124
Due after ten years	—	—
	2,888	2,918
Mortgage-backed securities:	131,975	135,961
Total	$134,863	$138,879

Investment securities and MBS with carrying values of $1.12 billion and $1.08 billion were pledged as of December 31, 2019 and 2018, respectively, to collateralize Federal Home Loan Bank of Dallas (“FHLB”) borrowings, repurchase agreements and public fund deposits or for other purposes as required by law.
On January 1, 2019, we adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and in conjunction with the adoption recognized a cumulative-effect adjustment to reduce retained earnings by $16.5 million, pre-tax, related to premiums on callable debt securities. Prior to January 1, 2019, premiums were amortized over the contractual life of the security. With the adoption of ASU 2017-08, premiums on debt securities are amortized to the earliest call date.

Equity Investments

Equity investments on our consolidated balance sheet include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. Equity investments of $12.3 million and $12.1 million were recorded in our consolidated balance sheets as of December 31, 2019 and 2018.

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
In conjunction with the adoption of ASU 2016-01, on January 1, 2018, unrealized losses of $85,000, net of tax, were reclassified out of AOCI and into retained earnings. Equity investments without readily determinable fair values are recorded at cost less impairment, if any.

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
Net gains (losses) recognized during the period on equity investments	$66	$(117)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$66	$(117)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at December 31, 2019.

FHLB Stock

Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at December 31, 2019, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2019	December 31, 2018
Real estate loans:
Construction	$644,948	$507,732
1-4 family residential	787,562	794,499
Commercial	1,250,208	1,194,118
Commercial loans	401,521	356,649
Municipal loans	383,960	353,370
Loans to individuals	100,005	106,431
Total loans	3,568,204	3,312,799
Less: Allowance for loan losses (1)	24,797	27,019
Net loans	$3,543,407	$3,285,780

(1)	The allowance for loan losses recorded on purchased credit impaired (“PCI”) loans totaled $257,000 and $302,000 as of December 31, 2019 and 2018, respectively.
Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2019 and 2018, these loans totaled $4.8 million and $4.0 million, respectively.  These loans represented 0.6% of shareholders’ equity as of December 31, 2019 and 2018, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2019 consisted of $1.13 billion of owner and non-owner occupied real estate, $99.8 million of loans secured by multi-family properties and $19.0 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

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
Municipal Loans
We make loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield than we could if we purchased municipal securities for similar durations.
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

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Provision (reversal) for loan losses (2)	(70)	47	738	3,289	45	1,052	5,101
Loans charged off	—	(126)	(5,247)	(1,162)	—	(2,398)	(8,933)
Recoveries of loans charged off	12	68	113	250	—	1,167	1,610
Balance at end of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797

	Year Ended December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781
Provision (reversal) for loan losses (2)	(72)	1,134	3,894	2,392	(335)	1,424	8,437
Loans charged off	(14)	(91)	(783)	(756)	—	(2,602)	(4,246)
Recoveries of loans charged off	7	356	36	244	—	1,404	2,047
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

	Year Ended December 31, 2017
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,147	$2,665	$7,204	$2,263	$750	$882	$17,911
Provision (reversal) for loan losses (2)	(437)	65	3,604	242	110	1,091	4,675
Loans charged off	(35)	(304)	—	(723)	—	(2,391)	(3,453)
Recoveries of loans charged off	1	19	13	312	—	1,303	1,648
Balance at end of period (1)	$3,676	$2,445	$10,821	$2,094	$860	$885	$20,781

(1) Loans acquired with the Diboll acquisition were measured at fair value on November 30, 2017 with no carryover of allowance for loan losses.
(2) Of the $5.1 million in provision for loan losses for the year ended December 31, 2019, $45,000 related to provision expense reversed on PCI loans. Of the $8.4 million in provision for loan losses for the year ended December 31, 2018, $302,000 related to provision expense on PCI loans. Of the $4.7 million recorded in provision for loan losses for the year ended December 31, 2017, none was related to provision expense on PCI loans.

The following tables present the balance in the allowance for loan losses by portfolio segment based on impairment method (in thousands):

	December 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$35	$64	$179	$752	$1	$83	$1,114
Ending balance – collectively evaluated for impairment	3,504	3,769	9,393	5,599	569	849	23,683
Balance at end of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Ending balance – individually evaluated for impairment (1)	$13	$40	$5,337	$368	$1	$149	$5,908
Ending balance – collectively evaluated for impairment	3,584	3,804	8,631	3,606	524	962	21,111
Balance at end of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019

(1)	The allowance for loan losses on PCI loans totaled $257,000 and $302,000 as of December 31, 2019 and 2018, respectively.
The following tables present the recorded investment in loans by portfolio segment based on impairment method (in thousands):

	December 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$406	$1,202	$8,593	$2,797	$352	$110	$13,460
Loans collectively evaluated for impairment	644,419	778,797	1,212,651	397,689	383,608	99,773	3,516,937
Purchased credit impaired loans	123	7,563	28,964	1,035	—	122	37,807
Total ending loan balance	$644,948	$787,562	$1,250,208	$401,521	$383,960	$100,005	$3,568,204

	December 31, 2018
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Loans individually evaluated for impairment	$12	$1,215	$33,013	$1,394	$429	$184	$36,247
Loans collectively evaluated for impairment	507,564	782,614	1,128,220	353,036	352,941	105,775	3,230,150
Purchased credit impaired loans	156	10,670	32,885	2,219	—	472	46,402
Total ending loan balance	$507,732	$794,499	$1,194,118	$356,649	$353,370	$106,431	$3,312,799

The following tables set forth credit quality indicators by class of loans for the periods presented (in thousands):

	December 31, 2019
	Pass	Pass Watch	Special Mention (1)	Substandard (1)	Doubtful (1)	Total
Real estate loans:
Construction	$644,306	$24	$—	$529	$89	$644,948
1-4 family residential	778,813	1,372	164	6,421	792	787,562
Commercial	1,208,710	9,986	8,622	22,727	163	1,250,208
Commercial loans	387,654	325	6,170	7,206	166	401,521
Municipal loans	383,960	—	—	—	—	383,960
Loans to individuals	99,487	—	—	314	204	100,005
Total	$3,502,930	$11,707	$14,956	$37,197	$1,414	$3,568,204

	December 31, 2018
	Pass	Pass Watch (1)	Special Mention (1)	Substandard (1)	Doubtful(1)	Total
Real estate loans:
Construction	$507,529	$163	$—	$28	$12	$507,732
1-4 family residential	787,516	37	100	5,489	1,357	794,499
Commercial	1,067,874	11,479	26,490	87,767	508	1,194,118
Commercial loans	349,495	520	3,189	2,988	457	356,649
Municipal loans	353,370	—	—	—	—	353,370
Loans to individuals	105,536	4	4	678	209	106,431
Total	$3,171,320	$12,203	$29,783	$96,950	$2,543	$3,312,799

(1)
Includes PCI loans comprised of $52,000 special mention, $1.8 million substandard and $289,000 doubtful as of December 31, 2019. Includes PCI loans comprised of $22,000 pass watch, $859,000 special mention, $3.9 million substandard and $1.2 million doubtful as of December 31, 2018.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	December 31, 2019	December 31, 2018
Nonaccrual loans (1) (2)	$4,963	$35,770
Accruing loans past due more than 90 days (1)	—	—
Restructured loans (3)	12,014	5,930
Other real estate owned	472	1,206
Repossessed assets	—	—
Total nonperforming assets	$17,449	$42,906

(1)	Excludes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

(2)	Includes $469,000 and $10.9 million of restructured loans as of December 31, 2019 and 2018, respectively.

(3)	Includes $755,000 and $3.1 million in PCI loans restructured as of December 31, 2019 and 2018, respectively.
Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $992,000 and $147,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2019 and 2018, respectively.

The following table sets forth the recorded investment in nonaccrual loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition:

	Nonaccrual Loans
	December 31, 2019	December 31, 2018
Real estate loans:
Construction	$405	$12
1-4 family residential	2,611	2,202
Commercial	704	32,599
Commercial loans	944	639
Loans to individuals	299	318
Total	$4,963	$35,770

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

The following tables set forth impaired loans by class of loans, including the unpaid contractual principal balance, the recorded investment and the related allowance for loan losses for the periods presented (in thousands). Impaired loans include restructured and nonaccrual loans for which the allowance was measured in accordance with section 310-10 of ASC Topic 310, “Receivables.” There were no impaired loans recorded without an allowance for the years ended December 31, 2019 or 2018.

	December 31, 2019
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$552	$514	$35
1-4 family residential	6,676	5,617	64
Commercial	15,373	9,836	179
Commercial loans	4,271	3,635	752
Municipal loans	352	352	1
Loans to individuals	647	231	83
Total (1)	$27,871	$20,185	$1,114

	December 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Real estate loans:
Construction	$182	$148	$13
1-4 family residential	6,507	5,923	40
Commercial	36,457	34,744	5,337
Commercial loans	2,874	2,366	368
Municipal loans	429	429	1
Loans to individuals	825	657	149
Total (1)	$47,274	$44,267	$5,908

(1)	Includes $6.7 million and $8.0 million of PCI loans that experienced deterioration in credit quality subsequent to the acquisition date as of December 31, 2019 and December 31, 2018, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$1,236	$229	$337	$1,802	$643,146	$644,948
1-4 family residential	8,788	1,077	1,607	11,472	776,090	787,562
Commercial	795	259	536	1,590	1,248,618	1,250,208
Commercial loans	1,917	722	651	3,290	398,231	401,521
Municipal loans	—	—	—	—	383,960	383,960
Loans to individuals	660	261	128	1,049	98,956	100,005
Total	$13,396	$2,548	$3,259	$19,203	$3,549,001	$3,568,204

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$627	$307	$—	$934	$506,798	$507,732
1-4 family residential	7,441	1,258	1,335	10,034	784,465	794,499
Commercial	10,663	7,655	—	18,318	1,175,800	1,194,118
Commercial loans	1,946	705	591	3,242	353,407	356,649
Municipal loans	—	—	—	—	353,370	353,370
Loans to individuals	1,289	351	146	1,786	104,645	106,431
Total	$21,966	$10,276	$2,072	$34,314	$3,278,485	$3,312,799

(1)	Includes PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales can be reasonably estimated.

The following table sets forth average recorded investment and interest income recognized on impaired loans by class of loans for the periods presented (in thousands). The table excludes PCI loans measured at fair value at acquisition that have not experienced further deterioration in credit quality subsequent to the acquisition date:

	Years Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$354	$11	$149	$7	$251	$—
1-4 family residential	6,539	328	4,193	208	4,264	197
Commercial	26,142	728	26,186	65	1,338	30
Commercial loans	2,914	162	2,131	102	2,862	59
Municipal loans	400	22	474	26	545	30
Loans to individuals	409	20	250	9	244	9
Total	$36,758	$1,271	$33,383	$417	$9,504	$325

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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	December 31, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$121	$121	2
Commercial	7,518	—	93	7,611	2
Commercial loans	52	—	1,143	1,195	9
Loans to individuals	4	—	24	28	5
Total	$7,574	$—	$1,381	$8,955	18

	December 31, 2018
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$79	$—	$79	1
Commercial	10,398	—	274	10,672	3
Commercial loans	211	—	215	426	13
Loans to individuals	8	33	51	92	5
Total	$10,617	$112	$540	$11,269	22

	December 31, 2017
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans

Commercial loans	$778	$—	$241	$1,019	4
Loans to individuals	23	—	52	75	6
Total	$801	$—	$293	$1,094	10

The majority of loans restructured as TDRs during the year ended December 31, 2019 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2019, 2018 and 2017 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loan losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the years ended December 31, 2019, 2018 and 2017, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan loss in the periods presented.
At December 31, 2019, 2018 and 2017, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Purchased Credit Impaired Loans
The following table presents the outstanding principal balance and carrying value for PCI loans for the periods presented (in thousands):

	December 31, 2019	December 31, 2018
Outstanding principal balance	$41,858	$51,388
Carrying amount	$37,807	$46,402

The following table presents the changes in the accretable yield for PCI loans during the periods presented (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of period	$15,054	$18,721	$2,480
Additions due to acquisition	—	—	15,389
Changes in expected cash flows not affecting non-accretable differences	—	(1,445)	—
Reclassifications (to) from nonaccretable discount	1,354	1,211	1,720
Accretion	(2,988)	(3,433)	(868)
Balance at end of period	$13,420	$15,054	$18,721

7. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2019 and 2018 are summarized as follows (in thousands):

	December 31,
	2019	2018
Premises	$176,949	$166,128
Furniture and equipment	44,647	41,810
	221,596	207,938
Less: Accumulated depreciation	77,684	71,966
Total	$143,912	$135,972

Assets with accumulated depreciation of $1.5 million and $2.2 million were written off for the years ended December 31, 2019 and 2018, respectively.
Depreciation expense was $7.3 million, $8.4 million and $8.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. DEPOSITS
Deposits in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2019	December 31, 2018
Noninterest bearing demand deposits:
Private accounts	$1,002,864	$967,096
Public accounts	37,248	27,584
Total noninterest bearing demand deposits	1,040,112	994,680
Interest bearing deposits:
Private accounts:
Savings accounts	384,625	360,007
Money market demand accounts	407,461	440,442
Platinum money market accounts	353,374	344,546
Interest bearing checking accounts	699,681	662,911
NOW demand accounts	22,005	23,451
Certificates of deposit of $250,000 or more	91,836	84,564
Certificates of deposit under $250,000	790,053	680,282
Total private accounts	2,749,035	2,596,203
Public accounts:
Savings accounts	337	320
Money market demand accounts	18,377	15,513
Platinum money market accounts	266,957	329,695
Interest bearing checking accounts	57,368	56,694
NOW demand accounts	158,804	141,200
Certificates of deposit of $250,000 or more	368,351	281,204
Certificates of deposit under $250,000	43,428	9,521
Total public accounts	913,622	834,147
Total interest bearing deposits	3,662,657	3,430,350
Total deposits	$4,702,769	$4,425,030

For the years ended December 31, 2019, 2018 and 2017, interest expense on certificates of deposit (“CD”) of $250,000 or more was $7.6 million, $8.5 million and $5.0 million, respectively.
At December 31, 2019, the scheduled maturities of CDs, including public accounts, were as follows (in thousands):

2020	$1,124,655
2021	98,530
2022	29,281
2023	24,319
2024	11,100
2025 and thereafter	5,783
$1,293,668

At December 31, 2019, we had $365.7 million in brokered CDs that represented 7.8% of our deposits.  Our brokered CDs had a weighted average cost of 190 basis points with maturities of less than one year. These brokered CDs are reflected in the CDs under $250,000 category.  At December 31, 2018, we had $238.1 million in brokered CDs.  We utilized brokered CDs, because they better matched overall Asset/Liability Committee (“ALCO”) objectives at the time of issuance. Our current policy allows for a maximum of $400 million in brokered CDs.
At December 31, 2019 and 2018, we had approximately $9.9 million and $16.2 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.7 million and $1.6 million at December 31, 2019 and 2018, respectively.

9. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2019	December 31, 2018
Other borrowings:
Balance at end of period	$28,358	$36,810
Average amount outstanding during the period (1)	15,645	10,880
Maximum amount outstanding during the period (2)	28,358	36,810
Weighted average interest rate during the period (3)	1.7%	1.4%
Interest rate at end of period (4)	1.7%	2.1%

Federal Home Loan Bank borrowings:
Balance at end of period	$972,744	$719,065
Average amount outstanding during the period (1)	868,859	720,785
Maximum amount outstanding during the period (2)	1,077,883	957,231
Weighted average interest rate during the period (3)	2.0%	1.8%
Interest rate at end of period (4)	1.8%	2.3%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2019 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$28,358	$—	$—	$—	$—	$—	$28,358
Federal Home Loan Bank borrowings	957,016	11,690	680	710	740	1,908	972,744
Total obligations	$985,374	$11,690	$680	$710	$740	$1,908	$1,001,102

Other borrowings include federal funds purchased and repurchase agreements. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2019. There were $28.0 million of federal funds purchased at December 31, 2018.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2019, the line had no outstanding letters of credit. As of December 31, 2019, Southside Bank has no outstanding letters of credit from FHLB.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $28.4 million and $8.8 million at December 31, 2019 and 2018, respectively, and had maturities of less than one year.  During the fourth quarter of 2019, Southside Bank entered into a $20.0 million variable rate repurchase agreement with an interest rate tied to one-month LIBOR. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 1.35% to 4.799% and with remaining maturities of 2 days to 8.5 years at December 31, 2019.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2019, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.37 billion, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements with third-party financial institutions. These agreements totaled $310.0 million at December 31, 2019 and 2018. Three of the variable rate agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $270.0 million of these variable rate agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that effectively convert the variable rate agreements to fixed interest rates. The interest rate swap contracts had an average rate of 1.58% with an average weighted maturity of 3.8 years at December 31, 2019. Refer to “Note 12 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

10. LONG-TERM DEBT
Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	December 31, 2019	December 31, 2018
Subordinated notes: (1)
5.50% Subordinated notes, net of unamortized debt issuance costs (2)	$98,576	$98,407
Total Subordinated notes	98,576	98,407
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,558	20,554
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,250	60,246
Total Long-term debt	$158,826	$158,653

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)
The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.4 million at December 31, 2019 and $1.6 million at December 31, 2018.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $61,000 at December 31, 2019 and $65,000 at December 31, 2018.

As of December 31, 2019, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

11. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 23 of its executive officers, which generally provide for payment of an aggregate amount of $8.4 million over a maximum period of 15 years after retirement or death. Of the 23 executives included in the agreements, payments have commenced to ten former executives and/or their beneficiaries. Deferred compensation expense was $173,000, $201,000 and $353,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019 and 2018, the deferred compensation plan liability totaled $3.2 million and $3.4 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $7.9 million, $6.5 million and $5.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Our healthcare plan provides health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There was one retiree participating in the health insurance plan as of December 31, 2019 and 2018. There were two retirees participating in the health insurance plan as of December 31, 2017.
Employee Stock Ownership Plan
We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $700,000 to the ESOP for the years ended December 31, 2019 and 2018, and $350,000 for the year ended December 31, 2017.  At December 31, 2019 and 2018, the ESOP owned 283,097 and 277,492 shares of common stock, respectively.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We originally entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  Prior to an executive’s retirement, his individual amount is increased annually on the anniversary date of the agreement by inflation adjustment factors of either 3% or 5%.  As of December 31, 2019, three of the executives remained actively employed with us. Death benefits under this agreement were paid during 2018 for one retired covered officer and during 2013 for one active covered officer. As of December 31, 2019, the estimated death benefits for the six executives total $4.5 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. For the years ended December 31, 2019, 2018 and 2017, we recorded a credit to expense of $12,000, $250,000 and $3,000, respectively, to record the post retirement liability associated with the split dollar post retirement bonuses.  For the years ended December 31, 2019 and 2018, the split dollar liability totaled $1.3 million and $1.4 million, respectively.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2019, 2018 and 2017, expense attributable to the 401(k) Plan totaled $1.6 million, $1.5 million and $613,000, respectively.

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
Plan assets included 240,666 shares of our stock at December 31, 2019 and 2018.  Our stock included in the Plan assets was purchased at fair value.  During 2019, our funded status declined, and at December 31, 2019, we had an unfunded status of $6.2 million compared to an unfunded status of $1.1 million at December 31, 2018. The deterioration was a result of a decrease in the discount rate at December 31, 2019 compared to December 31, 2018 to better reflect current market conditions, partially offset by greater than expected return on the fair value of plan assets and the updated mortality assumption at December 31, 2019, compared to December 31, 2018.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan (the “Acquired Plan”) which was remeasured at fair value. The Acquired Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Plan were frozen by Omni. No further benefits have been or will be earned by employees since that date. In addition, no new participants may be added to the Acquired Plan after December 31, 2006. During 2019, our funded status declined and at December 31, 2019, we had an unfunded status of $107,000 compared to a funded status of $197,000 at December 31, 2018. The deterioration was a result of a decrease in the discount rate to better reflect the current market conditions and the updated mortality assumption at December 31, 2019, compared to December 31, 2018, partially offset by a greater than expected return on the fair value of plan assets since December 31, 2018.
We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.
Both the Plan and the Restoration Plan were amended effective January 1, 2013 to change the formula for determining death benefits for participants who die while in service of Southside and who are early retirement eligible on their date of death.
We use a measurement date of December 31 for our plans.

	Years Ended December 31,
	2019			2018			2017
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$85,992	$3,873	$15,300	$94,276	$4,392	$14,642	$88,071	$4,238	$12,723
Service cost	1,420	—	339	1,548	—	293	1,398	—	247
Interest cost	3,654	169	713	3,392	163	597	3,601	177	567
Actuarial loss (gain)	12,763	943	3,319	(9,399)	(480)	344	5,404	418	1,751
Benefits paid	(3,703)	(68)	(573)	(3,622)	(183)	(576)	(4,128)	(43)	(646)
Expenses paid	(114)	(47)	—	(203)	(19)	—	(70)	(47)	—
Settlements	—	—	—	—	—	—	—	(351)	—
Benefit obligation at end of year	100,012	4,870	19,098	85,992	3,873	15,300	94,276	4,392	14,642
Change in Plan Assets:
Fair value of plan assets at end of prior year	84,911	4,070	—	91,233	4,031	—	85,293	2,993	—
Actual return	12,724	808	—	(4,497)	(259)	—	8,138	479	—
Employer contributions	—	—	573	2,000	500	576	2,000	1,000	646
Benefits paid	(3,703)	(68)	(573)	(3,622)	(183)	(576)	(4,128)	(43)	(646)
Expenses paid	(114)	(47)	—	(203)	(19)	—	(70)	(47)	—
Settlements	—	—	—	—	—	—	—	(351)	—
Fair value of plan assets at end of year	93,818	4,763	—	84,911	4,070	—	91,233	4,031	—
(Un)Funded status at end of year	(6,194)	(107)	(19,098)	(1,081)	197	(15,300)	(3,043)	(361)	(14,642)
Accrued benefit (liability) asset recognized	$(6,194)	$(107)	$(19,098)	$(1,081)	$197	$(15,300)	$(3,043)	$(361)	$(14,642)
Accumulated benefit obligation at end of year	$88,247	$4,870	$16,258	$77,888	$3,873	$13,403	$83,802	$4,392	$13,246

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2019			2018			2017
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Recognition of net loss	$1,827	$—	$559	$1,512	$—	$677	$1,312	$—	$301
Recognition of prior service (credit) cost	(14)	—	6	(14)	—	7	(14)	—	6
Recognition of loss due to settlement	—	—	—	—	—	—	—	8	—
Net loss occurring during the year	(6,070)	(427)	(3,319)	(1,581)	(69)	(344)	(3,317)	(150)	(1,751)
	(4,257)	(427)	(2,754)	(83)	(69)	340	(2,019)	(142)	(1,444)
Deferred tax benefit (expense)	894	90	578	17	14	(71)	241	30	259
Other comprehensive (loss) income, net of tax	$(3,363)	$(337)	$(2,176)	$(66)	$(55)	$269	$(1,778)	$(112)	$(1,185)

The noncash adjustment to the Plan liabilities, consisting of changes in prior service cost and net loss, was $7.4 million for the year ended December 31, 2019.
Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) were as follows (in thousands):

	December 31, 2019			December 31, 2018
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$1,827	$—	$559	$1,512	$—	$677
Prior service (credit) cost	(14)	—	6	(14)	—	7
	1,813	—	565	1,498	—	684
Deferred tax expense	(381)	—	(118)	(315)	—	(144)
Accumulated other comprehensive income, net of tax	$1,432	$—	$447	$1,183	$—	$540

Amounts recognized as a component of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2019			December 31, 2018
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$(33,171)	$(598)	$(6,744)	$(28,928)	$(171)	$(3,984)
Prior service cost	(137)	—	(18)	(123)	—	(24)
	(33,308)	(598)	(6,762)	(29,051)	(171)	(4,008)
Deferred tax benefit	6,994	125	1,419	6,100	35	841
Accumulated other comprehensive (loss) income, net of tax	$(26,314)	$(473)	$(5,343)	$(22,951)	$(136)	$(3,167)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Years Ended December 31,
	2019	2018	2017
Defined Benefit Pension Plan:
Service cost	$1,420	$1,548	$1,398
Interest cost	3,654	3,392	3,601
Expected return on assets	(6,030)	(6,483)	(6,050)
Net loss amortization	1,827	1,512	1,312
Prior service credit amortization	(14)	(14)	(14)
Net periodic benefit cost	$857	$(45)	$247
Defined Benefit Pension Plan Acquired:
Service cost	$—	$—	$—
Interest cost	169	163	177
Expected return on assets	(293)	(290)	(212)
Net loss amortization	—	—	—
Prior service credit amortization	—	—	—
Loss recognized due to settlement	—	—	8
Net periodic benefit cost	$(124)	$(127)	$(27)
Restoration Plan:
Service cost	$339	$293	$247
Interest cost	713	597	567
Net loss amortization	559	677	301
Prior service cost amortization	6	7	6
Net periodic benefit cost	$1,617	$1,574	$1,121

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2020 are as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Net loss	$2,131	$10	$774
Prior service (credit) cost	(14)	—	6
	2,117	10	780
Deferred tax benefit	(445)	(2)	(164)
Accumulated other comprehensive loss, net of tax	$1,672	$8	$616

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
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plans and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the Plans at December 31, 2019.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated AA by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

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
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2019			December 31, 2018
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
Discount rate	3.41%	3.41%	3.41%	4.32%	4.32%	4.32%
Compensation increase rate	3.50%	—	3.50%	3.50%	—	3.50%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Years Ended December 31,
	2019	2018	2017
Defined Benefit Pension Plan:
Discount rate	4.32%	3.71%	4.23%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	3.50%	3.50%	3.50%
Defined Benefit Pension Plan Acquired
Discount rate	4.32%	3.71%	4.23%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Compensation increase rate	—	—	—
Restoration Plan:
Discount rate	4.32%	3.71%	4.23%
Compensation increase rate	3.50%	3.50%	3.50%

Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

The major categories of assets in the Plan and the Acquired Plan are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 13 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	December 31, 2019		December 31, 2018
	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired
Level 1:
Cash	$791	$—	$278	$—
Equity securities:
U.S. large cap (1)	11,482	1,548	5,204	—
U.S. mid cap (2)	11,081	183	18,913	—
U.S. small cap (3)	17,846	87	9,900	—
International developed (4)	8,771	—	6,733	—
International emerging (2)	4,383	—	3,464	—
International (5)	—	992	—	—
Fixed income securities:
Corporate bonds (6)	—	1,580	—	—
Real estate (9)	—	278	—	—
Balanced asset allocation (10)	—	95	—	—
Level 2:
Cash Equivalents	16,007	—	15,025	—
Equity securities:
U.S. large cap (1)	—	—	—	1,360
U.S. mid cap (2)	—	—	—	152
U.S. small cap (3)	—	—	—	72
International (5)	—	—	—	735
Fixed income securities:
Corporate bonds (6)	965	—	952	407
U.S. government agencies (6)	17,732	—	20,182	—
Municipal bonds (6)	4,508	—	3,991	—
U.S. agency mortgage-backed securities (7)	252	—	269	—
Asset-backed securities (8)	—	—	—	743
Real estate (9)	—	—	—	286
Balanced asset allocation (10)	—	—	—	84
Other (11)	—	—	—	231
Total fair value of plan assets	$93,818	$4,763	$84,911	$4,070

(1)
For the Plan, this category is comprised of individual securities that are actively managed and a broadly diversified “passive” mutual fund. The Acquired Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.

(2)
For the Plan, this category is comprised of broadly diversified “passive” mutual funds. The Acquired Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.

(3)
For the Plan, this category is comprised of broadly diversified “passive” mutual funds and shares of Southside Bancshares stock. The Acquired Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.

(4)	This category is comprised of a broadly diversified “passive” mutual fund.

(5)	This category is comprised of pooled separate accounts invested in mutual funds and international stocks.

(6)
For the Plan, this category is comprised of individual investment grade securities that are generally held to maturity. The Acquired Plan assets in this category consist of pooled separate accounts invested in investment grade and below investment grade bonds.

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

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2019 or 2018.
Our overall investment strategy is to realize long-term growth of the Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 55.0% equities, 44.5% fixed income and 0.5% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and real estate investment trusts (“REITs”).  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include government agencies, CDs, corporate bonds, municipal bonds and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used for equity and REITs because of the superior diversification they provide.
As of December 31, 2019, expected future benefit payments related to the Plan, the Acquired Plan and the Restoration Plan were as follows (in thousands):

	Defined Benefit Pension Plan	Defined Benefit Pension Plan Acquired	Restoration Plan
2020	$3,611	$247	$668
2021	3,840	137	875
2022	4,092	93	1,057
2023	4,388	95	1,067
2024	4,652	100	1,067
2025 through 2029	25,968	998	6,624
	$46,551	$1,670	$11,358

We do not expect to make additional contributions to the Plan, the Acquired Plan or the Restoration Plan in 2020.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the Southside Bancshares, Inc. 2017 Incentive Plan (the “2017 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2019, there were 1,307,964 shares remaining available for grant for future awards.
All share data has been adjusted to give retroactive recognition to stock dividends, where applicable. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2019, 2018 and 2017, there were 737,434, 612,740 and 366,292 unvested awards outstanding, respectively.  For the years ended December 31, 2019, 2018 and 2017, there was $2.4 million, $2.3 million and $1.8 million of share-based compensation expense related to the incentive plans, respectively, and $501,000, $487,000 and $635,000 of income tax benefit related to the stock compensation expense, respectively.
As of December 31, 2019, 2018 and 2017, there was $7.7 million, $5.8 million and $3.8 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2019 is expected to be recognized over a weighted-average period of 2.97 years.
The nonqualified stock options (“NQSOs”) have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
The fair value of each restricted stock units (“RSUs”) is the ending stock price on the date of grant.  The RSUs vest in equal annual installments over a three- or four-year period.

Each award is evidenced by an award agreement that specifies the option price, if applicable, the duration of the award, the number of shares to which the award pertains and such other provisions as the board of directors determines. Historically, shares issued in connection with stock compensation awards have been issued from available authorized shares. Beginning in the second quarter of 2017, shares were issued from available treasury shares.
Shares issued in connection with stock compensation awards along with other related information are presented in the following table without the retroactive recognition of stock dividends (in thousands, except share amounts):

	Years Ended December 31,
	2019	2018	2017
New shares issued from available authorized shares	—	—	48,311
New shares issued from available treasury shares	122,537	140,692	111,045
Total	122,537	140,692	159,356

Proceeds from stock option exercises	$1,986	$2,653	$2,692

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSOs pursuant to the incentive plans:

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value per option	$5.89	$6.78	—
Weighted-average assumptions:
Risk-free interest rates	1.63%	2.81%	—
Expected dividend yield	3.50%	1.10%	—
Expected volatility factors of the market price of Southside Bancshares common stock	25.80%	25.41%	—
Expected option life (in years)	6.2	6.2	—

A combined summary of activity in our share-based plans as of December 31, 2019 is presented below:

	Restricted Stock Units Outstanding		Stock Options Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2019	109,750	$33.57	909,351	$29.59	$6.47
Granted	84,137	34.66	314,448	34.83	5.89
Stock options exercised	—	—	(89,265)	22.25	5.43
Stock awards vested	(41,077)	32.45	—	—	—
Forfeited	(9,519)	34.35	(24,010)	34.51	6.89
Canceled/expired	—	—	(965)	36.72	7.95
Balance, December 31, 2019	143,291	$34.48	1,109,559	$31.55	$6.38

Other information regarding options outstanding and exercisable as of December 31, 2019 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$14.67	-	$20.00	80,987	$15.97	2.14	80,987	$15.97
20.01	-	25.00	82,231	22.97	4.17	73,781	23.07
25.01	-	30.00	166,912	26.63	5.24	162,277	26.57
30.01	-	35.00	641,618	34.67	9.12	86,160	34.52
35.01	-	37.28	137,811	37.28	6.65	112,211	37.28
Total			1,109,559	$31.55	7.35	515,416	$28.06

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6.2 million and $4.7 million at December 31, 2019, respectively. The weighted-average remaining contractual life of options exercisable at December 31, 2019 was 5.38 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $1.4 million and $1.8 million, respectively.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, cash flow hedges of forecasted transactions, fair value hedges of a recognized asset or liability or as non-hedging instruments. Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods the hedged cash flows impact earnings. Any ineffective portion of change in fair value is reported in current earnings. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value of the expected cash flows on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

We have entered into certain interest rate swap contracts on specific variable rate agreements with third-party financial institutions. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $270.0 million of variable rate debt. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

During 2018, we entered into partial-term fair value hedges for certain of our fixed rate callable AFS municipal securities. These partial-term hedges of selected cash flows covering the time periods to the call dates of the hedged securities were expected to be effective in offsetting changes in the fair value of the hedged securities. Interest rate swaps designated as partial-term fair value hedges are utilized to mitigate the effect of changing interest rates on the hedged securities. As of December 31, 2018, hedged securities with a carrying amount of $23.7 million were included in our AFS securities portfolio in our consolidated balance sheets. The hedging strategy converted a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates. During the first quarter of 2019, our fair value hedging relationships were ineffective due to the sale of the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value loss recognized in earnings and recorded in interest income. The remaining fair value loss from the date of the sale of the hedged items through March 31, 2019, was recognized in earnings and recorded in noninterest income. Due to the sale of the hedged items, the interest rate swaps were considered non-hedging instruments and were subsequently terminated on April 12, 2019.
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
At December 31, 2019, net derivative liabilities included $10.1 million of cash collateral held by counterparties under master netting agreements. Also, at December 31, 2019, we had $883,000 of cash collateral receivable that was not offset against derivative liabilities. At December 31, 2018, net derivative assets included $8.3 million of cash collateral received from counter parties under master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2019			December 31, 2018
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$270,000	$1,513	$3,655	$270,000	$9,388	$457
Swaps-Fair Value Hedge-Financial institution counterparties	—	—	—	21,100	—	657
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	131,685	56	8,031	93,967	1,119	1,087
Swaps-Customer counterparties	131,685	8,031	56	93,967	1,087	1,119
Gross derivatives		9,600	11,742		11,594	3,320
Offsetting derivative assets/liabilities		(1,569)	(1,569)		(2,201)	(2,201)
Cash collateral received/posted		—	(10,117)		(8,306)	—
Net derivatives included in the consolidated balance sheets (2)		$8,031	$56		$1,087	$1,119

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $883,000 credit exposure related to interest rate swaps with financial institutions and $8.0 million related to interest rate swaps with customers at December 31, 2019. We had no credit exposure related to interest rate swaps with financial institutions and $1.1 million related to interest rate swaps with customers at December 31, 2018. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$270,000	3.8	1.77%	1.58%	$270,000	4.8	2.45%	1.58%
Swaps-Fair Value hedge
Financial institution counterparties	—	—	—	—	21,100	7.5	2.56	3.00
Swaps-Non-hedging
Financial institution counterparties	131,685	10.6	1.71	2.47	93,967	11.6	2.36	2.58
Customer counterparties	131,685	10.6	2.47	1.71	93,967	11.6	2.58	2.36

13. FAIR VALUE MEASUREMENT
Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants.  A fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
Valuation techniques including the market approach, the income approach and/or the cost approach are utilized to determine fair value.  Inputs to valuation techniques refer to the assumptions market participants would use in pricing the asset or liability.  Valuation policies and procedures are determined by our investment department and reported to our ALCO for review.  An entity must consider all aspects of nonperforming risk, including the entity’s own credit standing, when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  A fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:
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
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2019 and 2018, included loans for which a specific allowance was established based on the fair value of collateral and commercial real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2019.
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

Derivatives – Derivatives are reported at fair value utilizing Level 2 inputs. We obtain fair value measurements from two sources including an independent pricing service and the counterparty to the derivatives designated as hedges.  The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information and the derivatives’ terms and conditions, among other things. We review the prices supplied by the sources for reasonableness.  In addition, we obtain a basic understanding of their underlying pricing methodology.  We validate prices supplied by the sources by comparison to one another.
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and impaired loans at December 31, 2019 and 2018.
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
Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2019 and 2018, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.
The fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used.  Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented in the fair value tables do not necessarily represent their underlying value.

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2019
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$802,802	$—	$802,802	$—
Other stocks and bonds	10,137	—	10,137	—
Mortgage-backed securities: (1)
Residential	1,310,642	—	1,310,642	—
Commercial	235,016	—	235,016	—
Equity investments:
Equity investments	5,965	5,965	—	—
Derivative assets:
Interest rate swaps	9,600	—	9,600	—
Total asset recurring fair value measurements	$2,374,162	$5,965	$2,368,197	$—

Derivative liabilities:
Interest rate swaps	$11,742	$—	$11,742	$—
Total liability recurring fair value measurements	$11,742	$—	$11,742	$—

Nonrecurring fair value measurements
Foreclosed assets	$472	$—	$—	$472
Impaired loans (2)	18,586	—	—	18,586
Total asset nonrecurring fair value measurements	$19,058	$—	$—	$19,058

	December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$716,601	$—	$716,601	$—
Other stocks and bonds	2,709	—	2,709	—
Mortgage-backed securities: (1)
Residential	732,972	—	732,972	—
Commercial	537,154	—	537,154	—
Equity investments:
Equity investments	5,791	5,791	—	—
Derivative assets:
Interest rate swaps	11,594	—	11,594	—
Total asset recurring fair value measurements	$2,006,821	$5,791	$2,001,030	$—

Derivative liabilities:
Interest rate swaps	$3,320	$—	$3,320	$—
Total liability recurring fair value measurements	$3,320	$—	$3,320	$—

Nonrecurring fair value measurements
Foreclosed assets	$1,206	$—	$—	$1,206
Impaired loans (2)	37,813	—	—	37,813
Total asset nonrecurring fair value measurements	$39,019	$—	$—	$39,019

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)	Impaired loans represent collateral-dependent loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

FHLB stock – The carrying amount of FHLB stock is a reasonable estimate of the fair value of those assets.

Equity investments – The carrying value of equity investments without readily determinable fair values are measured at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment of the same issuer. This carrying value is a reasonable estimate of the fair value of those assets.

Loans receivable – We estimate the fair value of our loan portfolio to an exit price notion with adjustments for liquidity, credit and prepayment factors.  Nonperforming loans continue to be estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

Loans held for sale – The fair value of loans held for sale is determined based on expected proceeds, which are based on sales contracts and commitments.

Deposit liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount on demand at the reporting date, which is the carrying value.  Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Other borrowings – Federal funds purchased generally have original terms to maturity of one day and repurchase agreements generally have terms of less than one year, and therefore both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

FHLB borrowings – The fair value of these borrowings is estimated by discounting the future cash flows using rates at which borrowings would be made to borrowers with similar credit ratings and for the same remaining maturities.

Subordinated notes – The fair value of the subordinated notes is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

Trust preferred subordinated debentures – The fair value of the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$110,697	$110,697	$110,697	$—	$—
Investment securities:
Held to maturity, at carrying value	2,888	2,918	—	2,918	—
Mortgage-backed securities:
Held to maturity, at carrying value	131,975	135,961	—	135,961	—
Federal Home Loan Bank stock, at cost	50,087	50,087	—	50,087	—
Equity investments	6,366	6,366	—	6,366	—
Loans, net of allowance for loan losses	3,543,407	3,610,591	—	—	3,610,591
Loans held for sale	383	383	—	383	—
Financial Liabilities:
Deposits	$4,702,769	$4,703,914	$—	$4,703,914	$—
Other borrowings	28,358	28,358	—	28,358	—
Federal Home Loan Bank borrowings	972,744	975,606	—	975,606	—
Subordinated notes, net of unamortized debt issuance costs	98,576	98,346	—	98,346	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	55,937	—	55,937	—

		Estimated Fair Value
December 31, 2018	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,719	$120,719	$120,719	$—	$—
Investment securities:
Held to maturity, at carrying value	3,083	3,046	—	3,046	—
Mortgage-backed securities:
Held to maturity, at carrying value	159,848	156,735	—	156,735	—
Federal Home Loan Bank stock, at cost	32,583	32,583	—	32,583	—
Equity investments	6,302	6,302	—	6,302	—
Loans, net of allowance for loan losses	3,285,780	3,251,923	—	—	3,251,923
Loans held for sale	601	601	—	601	—
Financial liabilities:
Deposits	$4,425,030	$4,417,902	$—	$4,417,902	$—
Other borrowings	36,810	36,810	—	36,810	—
Federal Home Loan Bank borrowings	719,065	708,904	—	708,904	—
Subordinated notes, net of unamortized debt issuance costs	98,407	97,611	—	97,611	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,246	54,729	—	54,729	—

14. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.26, $1.20 and $1.11 per share for the years ended December 31, 2019, 2018 and 2017, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2019, we exceeded all regulatory minimum capital requirements.

As of December 31, 2019, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$591,026	14.07%	$189,055	4.50%	N/A	N/A
Bank Only	$738,311	17.58%	$188,992	4.50%	$272,989	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$649,465	15.46%	$252,073	6.00%	N/A	N/A
Bank Only	$738,311	17.58%	$251,989	6.00%	$335,986	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$774,293	18.43%	$336,098	8.00%	N/A	N/A
Bank Only	$764,563	18.20%	$335,986	8.00%	$419,982	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$649,465	10.18%	$255,304	4.00%	N/A	N/A
Bank Only	$738,311	11.57%	$255,204	4.00%	$319,004	5.00%
December 31, 2018
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$568,283	14.77%	$173,174	4.50%	N/A	N/A
Bank Only	$714,991	18.59%	$173,095	4.50%	$250,026	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$626,718	16.29%	$230,899	6.00%	N/A	N/A
Bank Only	$714,991	18.59%	$230,793	6.00%	$307,725	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$754,034	19.59%	$307,865	8.00%	N/A	N/A
Bank Only	$743,900	19.34%	$307,725	8.00%	$384,656	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,718	10.64%	$235,689	4.00%	N/A	N/A
Bank Only	$714,991	12.14%	$235,532	4.00%	$294,415	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years or retained earnings.

15. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a Dividend Reinvestment Plan (“DRIP”) which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2019, 42,438 shares were issued under this plan at an average price of $34.04 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2018, 42,872 shares were issued under this plan at an average price of $34.45 per share, reflective of other trades at the time of each sale.
We repurchased 66,467 shares of our common stock at a cost of $2.2 million during the year ended December 31, 2019 and repurchased 1,459,148 shares of common stock at a cost of $47.2 million during the year ended December 31, 2018. No shares were repurchased during 2017. Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. Our board of directors continually evaluates the Company's capital needs and those of Southside Bank and may, at its discretion, initiate, modify or discontinue an authorized repurchase plan without notice.

16. INCOME TAXES
The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current income tax expense	$13,099	$4,009	$12,607
Deferred income tax expense	122	6,154	3,514
Income tax expense	$13,221	$10,163	$16,121

The components of the net deferred tax asset/liability as of December 31, 2019 and 2018 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$5,207	$
Retirement and other benefit plans		2,179
Premises and equipment		6,842
Operating lease liabilities	2,137
Operating lease right-of-use assets		2,049
Core deposit intangible		1,990
Unrealized gains on securities available for sale		10,278
Effective hedging derivatives	445
Fair value adjustment on loans	1,478
Unfunded status of defined benefit plan	8,540
State business tax credit	423
Stock-based compensation	914
Other		629
Gross deferred tax assets/liabilities	19,144	23,967
Net deferred tax liability at December 31, 2019		$4,823

Allowance for loan losses	$5,673	$
Retirement and other benefit plans		2,519
Premises and equipment		6,360
Core deposit intangible		2,748
Unrealized losses on securities available for sale	7,926
Effective hedging derivatives		1,761
Fair value adjustment on loans	1,894
Fair value adjustment on time deposits		6
Unfunded status of defined benefit plan	6,979
State business tax credit	483
Stock-based compensation	797
Other		582
Gross deferred tax assets/liabilities	23,752	13,976
Net deferred tax asset at December 31, 2018	$9,776

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$18,433	21.0%	$17,703	21.0%	$24,652	35.0%
Increase (decrease) in taxes from:
Tax rate changes	—	—	(767)	(0.9)%	2,416	3.4%
Tax exempt interest	(4,875)	(5.5)%	(6,257)	(7.4)%	(10,195)	(14.5)%
Bank owned life insurance	(484)	(0.5)%	(613)	(0.7)%	(885)	(1.2)%
Share-based compensation	(167)	(0.2)%	(191)	(0.2)%	(482)	(0.7)%
Acquisition costs	—	—	—	—	467	0.7%
State business tax	217	0.2%	297	0.3%	68	0.1%
Other, net	97	0.1%	(9)	—	80	0.1%
Income tax expense	$13,221	15.1%	$10,163	12.1%	$16,121	22.9%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 or Texas state tax examinations by tax authorities for years before 2015.  No valuation allowance was recorded at December 31, 2019 or 2018 as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at December 31, 2019 or 2018.

17. LEASES

We lease certain retail- and full-service branch locations, ATM locations, certain equipment and a loan production office.  Short-term leases, leases with an initial term of twelve months or less and do not contain a purchase option that is likely to be exercised, are not recorded on the balance sheet. Operating lease cost, which is comprised of the amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is included in net occupancy expense on our consolidated statements of income. We evaluate the lease term by assuming the exercise of options to extend that are reasonably assured and those option periods covered by an option to terminate the lease, if deemed not reasonably certain to be exercised. The lease term is used to determine the straight-line expense and limits the depreciable life of any related leasehold improvements. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in net occupancy expense on our consolidated statements of income, consistent with similar costs for owned locations, but is not included in operating lease cost below.
Our leases have remaining lease terms ranging from 3 months to 19.4 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 1 year. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
Balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$9,755
Operating lease liabilities	$10,174

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Operating lease cost (1)	$1,595	$1,764	$1,748

(1)
Operating lease cost for the years ended December 31, 2018 and 2017, was prior to the adoption of ASU 2016-02, and was therefore in accordance with ASC Topic 840. See “Note 1 – Summary of Significant Accounting and Reporting Policies” for further information.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows from operating leases	$1,465
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,205

Additional information related to leases was as follows:

December 31, 2019
Weighted average remaining lease term (in years)	12.2
Weighted average discount rate	3.82%

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2019 were as follows (in thousands):

Year ending December 31,
2020	$1,331
2021	1,343
2022	1,232
2023	1,089
2024	929
2025 and thereafter	7,197
Total lease payments (1)	13,121
Less: Interest	(2,947)
Present value of lease liabilities	$10,174

(1)	Excludes $9.1 million of lease payments for a lease executed but not yet commenced. Lease will commence in 2020 with a lease term of 20.4 years.

We also lease certain of our owned facilities or portions thereof to third parties. Our primary leased facility is a 202,000 square-foot office building in Fort Worth, Texas that is used for a branch location and certain bank operations. We occupy approximately 41,000 square feet of the building and lease the remaining space to various tenants. Some of these leases contain options to extend and options to terminate at the discretion of the tenant.

Operating lease income received from tenants who rent our properties is reported as a reduction to occupancy expense on our consolidated statements of income. The underlying assets associated with these operating leases are included in premises and equipment on our consolidated balance sheets.

Gross rental income from these leases were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Gross rental income	$2,991	$2,987	$3,103

At December 31, 2019, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2020	$3,131
2021	2,004
2022	1,950
2023	1,680
2024	1,357
2025 and thereafter	2,869
Total lease payments	$12,991

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

Contractual commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met.  Commitments to extend credit generally have fixed expiration dates and may require the payment of fees.  Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in commitments to extend credit and similarly do not necessarily represent future cash obligations.
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2019	December 31, 2018

Commitments to extend credit	$925,671	$874,557
Standby letters of credit	17,211	27,438
Total	$942,882	$901,995

We apply the same credit policies in making commitments to extend credit and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant and equipment.
Securities. In the normal course of business we buy and sell securities.  At December 31, 2019, there were $17.5 million of unsettled trades to purchase securities and no unsettled trades to sell securities. As of December 31, 2018, there were $6.4 million unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were $20.0 million and $15.2 million of unsettled issuances of brokered CDs at December 31, 2019 and December 31, 2018, respectively.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

19. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Our market areas primarily include East and Southeast Texas, as well as the greater Fort Worth and Austin, Texas areas. Part of the risk associated with real estate loans has been mitigated since 29.4% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
The MBS we hold consist exclusively of U.S. agency securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs.  The Government National Mortgage Association (“GNMA”) MBS are backed by the full faith and credit of the United States Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the U.S. government.

20. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2019	2018
ASSETS
Cash and due from banks	$10,152	$11,431
Investment in bank subsidiaries at equity in underlying net assets	949,680	875,814
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	4,186	4,290
Total assets	$965,844	$893,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes, net of unamortized debt issuance costs	$98,576	$98,407
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	60,246
Other liabilities	2,438	3,417
Total liabilities	161,264	162,070
Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,887,662 shares issued at December 31, 2019 and 37,845,224 shares issued at December 31, 2018)	47,360	47,307
Paid-in capital	766,718	762,470
Retained earnings	80,274	64,797
Treasury stock: (shares at cost, 4,064,405 at December 31, 2019 and 4,120,475 at December 31, 2018)	(94,008)	(93,055)
Accumulated other comprehensive income (loss)	4,236	(50,228)
Total shareholders’ equity	804,580	731,291
Total liabilities and shareholders’ equity	$965,844	$893,361

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
Income
Dividends from subsidiary	$50,000	$90,000	$27,000
Interest income	83	78	60
Total income	50,083	90,078	27,060
Expense
Interest expense	8,436	8,269	7,646
Other	2,927	3,662	5,869
Total expense	11,363	11,931	13,515
Income before income tax expense	38,720	78,147	13,545
Income tax benefit	2,368	2,489	4,242
Income before equity in undistributed earnings of subsidiaries	41,088	80,636	17,787
Equity in undistributed earnings of subsidiaries	33,466	(6,498)	36,525
Net income	$74,554	$74,138	$54,312

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017

OPERATING ACTIVITIES:
Net Income	$74,554	$74,138	$54,312
Adjustments to reconcile net income to net cash provided by operations:
Amortization	173	164	153
Equity in undistributed earnings of subsidiaries	(33,466)	6,498	(36,525)
Net change in other assets	104	6,060	(2,113)
Net change in other liabilities	(979)	1,377	(155)
Net cash provided by operating activities	40,386	88,237	15,672
INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	890
Net cash paid in acquisition	—	—	(22,801)
Net cash used in investing activities	—	—	(21,911)
FINANCING ACTIVITIES:
Purchase of common stock	(2,181)	(47,193)	—
Proceeds from issuance of common stock	3,037	3,883	3,953
Cash dividends paid	(42,521)	(41,979)	(32,199)
Net cash used in financing activities	(41,665)	(85,289)	(28,246)

Net (decrease) increase in cash and cash equivalents	(1,279)	2,948	(34,485)
Cash and cash equivalents at beginning of period	11,431	8,483	42,968
Cash and cash equivalents at end of period	$10,152	$11,431	$8,483

21.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
(UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income data for the years ended December 31, 2019 and 2018 (in thousands, except share amounts):

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary Income Statement Information:
Interest income	$60,533	$60,555	$60,672	$59,027
Interest expense	17,357	18,182	17,541	17,902
Net interest income	43,176	42,373	43,131	41,125
Provision for loan losses	2,508	1,005	2,506	(918)
Net interest income after provision for loan losses	40,668	41,368	40,625	42,043
Noninterest income excluding net gain (loss) on sale of securities	10,423	11,069	10,838	9,282
Net gain (loss) on sale of securities available for sale	42	42	416	256
Noninterest expense	30,944	29,026	29,700	29,627
Income before income tax expense	20,189	23,453	22,179	21,954
Income tax expense	2,854	3,661	3,569	3,137
Net income	$17,335	$19,792	$18,610	$18,817
Per Share Data:
Earnings per common share – basic	$0.51	$0.59	$0.55	$0.56
Earnings per common share – diluted	$0.51	$0.58	$0.55	$0.56
Cash dividends paid per common share	$0.34	$0.31	$0.31	$0.30
Book value per common share	$23.79	$23.98	$23.34	$22.48

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary Income Statement Information:
Interest income	$58,022	$57,152	$56,797	$57,194
Interest expense	15,612	14,742	13,686	13,061
Net interest income	42,410	42,410	43,111	44,133
Provision for loan losses	2,446	975	1,281	3,735
Net interest income after provision for loan losses	39,964	41,435	41,830	40,398
Noninterest income excluding net gain (loss) on sale of securities	10,073	10,763	11,339	10,437
Net gain (loss) on sale of securities available for sale	61	(741)	(332)	(827)
Noninterest expense	30,196	28,962	29,274	31,667
Income before income tax	19,902	22,495	23,563	18,341
Income tax expense	2,521	2,192	3,360	2,090
Net income	$17,381	$20,303	$20,203	$16,251
Per Share Data:
Earnings per common share – basic	$0.50	$0.58	$0.58	$0.46
Earnings per common share – diluted	$0.50	$0.58	$0.57	$0.46
Cash dividends paid per common share	$0.32	$0.30	$0.30	$0.28
Book value per common share	$21.68	$21.40	$21.43	$21.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
During the fourth quarter, the Company did not timely file a Current Report on Form 8-K relating to the retirement announcement of a named executive officer. Despite this late filing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 28, 2020

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Dallas, Texas
February 28, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc.		2	10-Q	05/09/2014	0-12247

2.2	Agreement and Plan of Merger, dated June 12, 2017, by and among Southside Bancshares, Inc., Rocket Merger Sub, Inc. and Diboll State Bancshares, Inc.		2.1	10-Q	07/28/2017	0-12247

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(4)	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities of the Registrant Registered Under Section 12	X

4.2	Subordinated Indenture, dated as of September 19, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee.		4.1	8-K	09/19/2016	0-12247

4.3	First Supplemental Indenture, dated as of September 19, 2016 by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto.		4.2	8-K	09/19/2016	0-12247

4.4
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (as filed with the Registrant’s Form 10-K for the year ended June 30, 1990).		**10 (b)	10-K	1991

10.2	Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.).		**10 (c)	10-K	1993

10.3	Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story, as amended October 15, 1997.		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Julie Shamburger.		**10.3	10-Q	04/28/2017	0-12247

10.5	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander.	**10.2	10-Q	04/28/2017	0-12247

10.6	Deferred Compensation Agreement dated January 14, 2009, by and between Southside Bank and Bill Clawater.	**10.6	10-K	02/28/2018	0-12247

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe.	**10.7	10-K	02/28/2018	0-12247

10.8	Split Dollar Agreement dated September 7, 2004 with Lee R. Gibson, III.	**10 (i)	8-K	10/19/2004	3-17203

10.9	Split Dollar Agreement dated August 31, 2004 with Charles E. Dawson.	**10 (k)	8-K	10/19/2004	3-17203

10.10	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson.	**10 (l)	8-K	10/26/2007	3-17203

10.11	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	04/28/2017	0-12247

10.12	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and Tim Carter.	**10.2	S-4	07/18/2014	3-196817

10.13	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe.	**10.14	10-K	02/28/2018	0-12247

10.14	Amended and Restated Employment Agreement dated September 13, 2017, by and between Southside Bank, Southside Bancshares, Inc., and Tim Carter.	**10.1	10-Q	10/27/2017	0-12247

10.15	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	10/26/2018	0-12247

10.16	Southside Bancshares, Inc. 2009 Incentive Plan.	**99.1	8-K	04/20/2009	3-17203

10.17	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.	**10.1	10-Q	08/08/2011	3-17203

10.18	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.	**10.2	10-Q	08/08/2011	3-17203

10.19	Southside Bancshares, Inc. 2017 Incentive Plan.	**10.1	8-K	05/12/2017	0-12247

10.20	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.2	10-Q	10/27/2017	0-12247

10.21	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.3	10-Q	10/27/2017	0-12247

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 28, 2020	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 28, 2020	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	John R. (Bob) Garrett	Chairman of the Board	February 28, 2020
	John R. (Bob) Garrett	and Director

/s/	Donald W. Thedford	Vice Chairman of the Board	February 28, 2020
	Donald W. Thedford	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 28, 2020
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 28, 2020
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 28, 2020
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 28, 2020
Michael J. Bosworth

/s/	Herbert C. Buie	Director	February 28, 2020
Herbert C. Buie

/s/	Patricia A. Callan	Director	February 28, 2020
Patricia A. Callan

/s/	George H. (Trey) Henderson, III	Director	February 28, 2020
George H. (Trey) Henderson, III

/s/	Melvin B. Lovelady	Director	February 28, 2020
Melvin B. Lovelady

/s/	Tony K. Morgan	Director	February 28, 2020
Tony K. Morgan

/s/	John F. Sammons, Jr.	Director	February 28, 2020
John F. Sammons, Jr.

/s/	H. J. Shands, III	Director	February 28, 2020
H. J. Shands, III

/s/	William Sheehy	Director	February 28, 2020
William Sheehy

/s/	Preston L. Smith	Director	February 28, 2020
Preston L. Smith