Form 10-Q
period 2020-03-31
SOUTHSIDE BANCSHARES INC
filed 2020-05-08
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of May 4, 2020 was 33,011,569 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	March 31, 2020	December 31, 2019

ASSETS
Cash and due from banks	$71,727	$66,949
Interest earning deposits	40,486	43,748
Total cash and cash equivalents	112,213	110,697
Securities:
Securities available for sale, at estimated fair value (amortized cost of $2,704,874 and $2,306,741, respectively)	2,813,024	2,358,597
Securities held to maturity (estimated fair value of $144,246 and $138,879, respectively)	134,491	134,863
Federal Home Loan Bank stock, at cost	54,696	50,087
Equity investments	12,395	12,331
Loans held for sale	1,830	383
Loans:
Loans	3,601,002	3,568,204
Less: Allowance for loan losses	(53,638)	(24,797)
Net loans	3,547,364	3,543,407
Premises and equipment, net	146,212	143,912
Operating lease right-of-use assets	9,671	9,755
Goodwill	201,116	201,116
Other intangible assets, net	12,381	13,361
Interest receivable	27,069	28,452
Unsettled trades to sell securities	67,247	—
Unsettled issuances of brokered certificates of deposit	—	20,000
Bank owned life insurance	101,066	100,498
Other assets	32,863	21,454
Total assets	$7,273,638	$6,748,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,065,708	$1,040,112
Interest bearing	3,673,415	3,662,657
Total deposits	4,739,123	4,702,769
Other borrowings	217,900	28,358
Federal Home Loan Bank borrowings	1,274,370	972,744
Subordinated notes, net of unamortized debt issuance costs	98,619	98,576
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,251	60,250
Deferred tax liability, net	6,964	4,823
Unsettled trades to purchase securities	14,596	17,538
Operating lease liabilities	10,123	10,174
Other liabilities	55,892	49,101
Total liabilities	6,477,838	5,944,333

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,898,269 shares issued at March 31, 2020 and 37,887,662 shares issued at December 31, 2019)	47,373	47,360
Paid-in capital	768,440	766,718
Retained earnings	65,863	80,274
Treasury stock: (shares at cost, 4,886,700 at March 31, 2020 and 4,064,405 at December 31, 2019)	(119,415)	(94,008)
Accumulated other comprehensive income	33,539	4,236
Total shareholders’ equity	795,800	804,580
Total liabilities and shareholders’ equity	$7,273,638	$6,748,913
The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 1

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans	$41,895	$41,619
Taxable investment securities	512	28
Tax-exempt investment securities	6,206	4,118
Mortgage-backed securities	11,534	12,474
Federal Home Loan Bank stock and equity investments	425	355
Other interest earning assets	180	433
Total interest income	60,752	59,027
Interest expense:
Deposits	9,919	11,241
Federal Home Loan Bank borrowings	3,974	4,457
Subordinated notes	1,411	1,400
Trust preferred subordinated debentures	600	729
Other borrowings	147	75
Total interest expense	16,051	17,902
Net interest income	44,701	41,125
Provision for (reversal of) credit losses	25,247	(918)
Net interest income after provision for credit losses	19,454	42,043
Noninterest income:
Deposit services	6,279	5,986
Net gain on sale of securities available for sale	5,541	256
Gain on sale of loans	170	93
Trust fees	1,305	1,541
Bank owned life insurance	569	544
Brokerage services	580	517
Other	1,054	601
Total noninterest income	15,498	9,538
Noninterest expense:
Salaries and employee benefits	19,643	18,046
Net occupancy	3,311	3,175
Advertising, travel & entertainment	832	847
ATM expense	224	180
Professional fees	1,195	1,314
Software and data processing	1,227	1,076
Communications	493	487
FDIC insurance	25	422
Amortization of intangibles	980	1,179
Other	2,590	2,901
Total noninterest expense	30,520	29,627
Income before income tax expense	4,432	21,954
Income tax expense	479	3,137
Net income	$3,953	$18,817

Earnings per common share – basic	$0.12	$0.56
Earnings per common share – diluted	$0.12	$0.56
Cash dividends paid per common share	$0.31	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 2

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$3,953	$18,817
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain on available for sale securities during the period	61,486	46,626
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	121	491
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(5,541)	(256)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(19,600)	(3,120)
Reclassification adjustment of net gain related to derivatives designated as cash flow hedges	(101)	(668)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	727	541
Other comprehensive income, before tax	37,092	43,614
Income tax expense related to items of other comprehensive income	(7,789)	(9,159)
Other comprehensive income, net of tax	29,303	34,455
Comprehensive income	$33,256	$53,272

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,307	$762,470	$64,797	$(93,055)	$(50,228)	$731,291
Cumulative effect of accounting change	—	—	(16,452)	—	—	(16,452)
Adjusted beginning balance	47,307	762,470	48,345	(93,055)	(50,228)	714,839
Net income	—	—	18,817	—	—	18,817
Other comprehensive income	—	—	—	—	34,455	34,455
Issuance of common stock for dividend reinvestment plan (10,565 shares)	13	342	—	—	—	355
Purchase of common stock (40,852 shares)	—	—	—	(1,325)	—	(1,325)
Stock compensation expense	—	661	—	—	—	661
Net issuance of common stock under employee stock plans (23,167 shares)	—	109	(32)	261	—	338
Cash dividends paid on common stock ($0.30 per share)	—	—	(10,107)	—	—	(10,107)
Balance at March 31, 2019	$47,320	$763,582	$57,023	$(94,119)	$(15,773)	$758,033

Balance at December 31, 2019	$47,360	$766,718	$80,274	$(94,008)	$4,236	$804,580
Cumulative effect of accounting change	—	—	(7,830)	—	—	(7,830)
Adjusted beginning balance	47,360	766,718	72,444	(94,008)	4,236	796,750
Net income	—	—	3,953	—	—	3,953
Other comprehensive income	—	—	—	—	29,303	29,303
Issuance of common stock for dividend reinvestment plan (10,607 shares)	13	334	—	—	—	347
Purchase of common stock (869,723 shares)	—	—	—	(25,842)	—	(25,842)
Stock compensation expense	—	695	—	—	—	695
Net issuance of common stock under employee stock plans (47,428 shares)	—	693	(40)	435	—	1,088
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,494)	—	—	(10,494)
Balance at March 31, 2020	$47,373	$768,440	$65,863	$(119,415)	$33,539	$795,800

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$3,953	$18,817
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	3,021	3,023
Securities premium amortization (discount accretion), net	4,505	3,448
Loan (discount accretion) premium amortization, net	(244)	(438)
Provision for (reversal of) credit losses	25,247	(918)
Stock compensation expense	695	661
Deferred tax (benefit) expense	(5,075)	126
Net gain on sale of securities available for sale	(5,541)	(256)
Net (gain) loss on premises and equipment	(42)	5
Gross proceeds from sales of loans held for sale	5,204	4,244
Gross originations of loans held for sale	(6,651)	(4,027)
Net loss (gain) on other real estate owned	1	(92)
Net change in:
Interest receivable	1,383	7,270
Other assets	(9,318)	3,305
Interest payable	(2,034)	(321)
Other liabilities	(17,003)	(14,373)
Net cash (used in) provided by operating activities	(1,899)	20,474

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(683,062)	(372,465)
Sales	135,000	436,182
Maturities, calls and principal repayments	80,555	30,077
Securities held to maturity:
Maturities, calls and principal repayments	352	15,405
Proceeds from redemption of Federal Home Loan Bank stock and equity investments	—	8,788
Purchases of Federal Home Loan Bank stock and equity investments	(4,661)	(11,551)
Net loan (originations) paydowns	(33,207)	5,868
Purchases of premises and equipment	(4,259)	(4,040)
Proceeds from sales of premises and equipment	72	2
Proceeds from sales of other real estate owned	46	470
Proceeds from sales of repossessed assets	31	137
Net cash (used in) provided by investing activities	(509,133)	108,873

(continued)

Southside Bancshares, Inc. | 5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (UNAUDITED) (in thousands)

	Three Months Ended
	March 31,
	2020	2019
FINANCING ACTIVITIES:
Net change in deposits	$56,281	$157,991
Net change in other borrowings	189,542	(28,173)
Proceeds from Federal Home Loan Bank borrowings	3,247,401	1,556,293
Repayment of Federal Home Loan Bank borrowings	(2,945,775)	(1,655,495)
Proceeds from stock option exercises	1,130	412
Cash paid to tax authority related to tax withholding on share-based awards	(42)	(74)
Purchase of common stock	(25,842)	(1,325)
Proceeds from the issuance of common stock for dividend reinvestment plan	347	355
Cash dividends paid	(10,494)	(10,107)
Net cash provided by financing activities	512,548	19,877

Net increase in cash and cash equivalents	1,516	149,224
Cash and cash equivalents at beginning of period	110,697	120,719
Cash and cash equivalents at end of period	$112,213	$269,943

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$18,085	$18,224
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$338	$336
Unsettled trades to purchase securities	$(14,596)	$(55,826)
Unsettled trades to sell securities	$67,247	$95,482

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 6

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.
Current Expected Credit Losses
We adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020, the effective date of the guidance. ASU 2016-13 replaced the incurred loss model with an expected loss methodology that is referred to as current expected credit loss (“CECL”). The CECL model is used to estimate credit losses on certain off-balance-sheet credit exposures and certain types of financial instruments measured at amortized cost including loan receivables and held to maturity (“HTM”) debt securities. ASU 2016-13 also modified the impairment model on available for sale (“AFS”) debt securities, whereby credit losses are recognized as an allowance rather than a direct write-down of the AFS debt security. In addition, ASU 2016-13 modified the accounting model for purchased financial assets with credit deterioration (“PCD”) since their origination.
We adopted ASU 2016-13 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Adoption of this guidance on January 1, 2020, resulted in a cumulative-effect adjustment to reduce retained earnings by $7.8 million, net of tax. Due to the implementation of the guidance under the modified retrospective approach, prior periods have not been adjusted and are reported in accordance with previously applicable GAAP. The impairment model for AFS securities will be applied using a prospective approach.
We adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration since their origination that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. On the date of adoption, the amortized cost basis of the PCD assets was adjusted by an allowance for credit losses of $231,000. The remaining noncredit discount based upon the adjusted amortized cost basis will be accreted into interest income at the effective interest rate as of the date of adoption.
Current Expected Credit Losses ("CECL"). Current expected credit losses is the estimated credit loss over the contractual life of a financial instrument measured upon origination or purchase of the instrument. The measurement of the credit loss is based upon the historical or expected credit loss patterns adjusted for current conditions and reasonable and supportable forecast periods adjusted for prepayments and significant reserve factors. Reserve factors are specific to the financial instrument segments that share similar risk characteristics based on the probability of default over the contractual term. The forecasted periods gradually mean-revert to the long-run trend based upon historical data. Management may apply additional scenario conditions and/or relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns and the length of time of the reasonable and supportable forecast period and reversion period.

Southside Bancshares, Inc. | 7

When assessing for credit losses from period to period, the change may be indicative of changes in the estimates of timing or the amount of future cash flows, as well as the passage of time. We have elected to report the entire change in present value as provision for credit losses.
When using the discounted cash flow method to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments, but rather applies separate prepayment factors.
The following table reflects the impact of ASU 2016-13 on our allowances for credit losses as of January 1, 2020:

	January 1, 2020
	Pre-Adoption	Impact of Adoption	Post-Adoption
ASSETS
Allowance for loan losses
Loans:
Real estate loans:
Construction	$3,539	$2,953	$6,492
1-4 family residential	3,833	(1,453)	2,380
Commercial	9,572	8,063	17,635
Commercial loans	6,351	(3,554)	2,797
Municipal loans	570	(522)	48
Loans to individuals	932	(184)	748
Allowance for loan losses	$24,797	$5,303	$30,100

LIABILITIES
Allowance for off-balance-sheet credit exposures	$1,455	$4,840	$6,295

Accrued Interest. Accrued interest for our loans and debt securities, included in interest receivable on our consolidated balance sheets, is excluded from the estimate of allowance for credit losses (“ACL”).
Nonaccrual Assets and Loan Charge-offs. Nonaccrual assets include financial assets 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Financial instruments that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal or interest. When an asset is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes. Payments received on nonaccrual assets are applied to the outstanding principal balance. Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance is reasonably certain.  Assets are returned to accrual status when all payments contractually due are brought current and future payments are reasonably assured.
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of our loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan. We charge-off loans when deemed uncollectible. Our policy is to charge-off or partially charge-off a retail credit after it is 120 days past due. Charge-offs on commercial credits is determined on a case-by-case basis when a credit loss has been confirmed.
Debt Securities
Available for Sale (“AFS”).  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield on alternative investments are classified as AFS.  These assets are carried at fair value with unrealized gains and losses, not related to credit losses, reported as a separate component of accumulated other comprehensive income (“AOCI”), net of tax.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.
Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheet net of allowance for credit losses, if any. As of March 31, 2020, there was no allowance for credit losses on our HTM securities portfolio.
Premiums and Discounts. Premiums and discounts on debt securities are generally amortized over the contractual life of the security, except for mortgage backed securities where prepayments are anticipated and for callable debt securities whose premiums

Southside Bancshares, Inc. | 8

are amortized to the earliest call date in accordance with ASC 310. The amortization of purchased premium or discount is included in interest income on our consolidated statements of income. Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method. On January 1, 2019, we adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and in conjunction with the adoption recognized a cumulative effect adjustment to reduce retained earnings by $16.5 million, before tax, related to premiums on callable debt securities. With the adoption of ASU 2017-08, premiums on debt securities will be amortized to the earliest call date.
Allowance for Credit Losses - Available for Sale Securities. For AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we write the security down to fair value through income. For those AFS debt securities that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit losses or other factors. Management assesses the financial condition and near-term prospects of the issuer, industry and/or geographic conditions, credit ratings as well as other indicators at the individual security level. If a credit loss is determined to exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost. Any impairment that is not recorded through an allowance for credit losses is recognized in comprehensive income. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses. Prior to the adoption of ASU 2016-13, the credit related portion of an other-than-temporary impairment was recognized as a direct write-down of the AFS debt security.
Allowance for Credit Losses - Held to Maturity Securities. Expected credit losses on HTM securities are measured on a collective basis by major security type, when similar risk characteristics exist. Risk characteristics for segmenting HTM debt securities include issuer, maturity, coupon rate, yield, payment frequency, source of repayment, bond payment structure, and embedded options. Upon assignment of the risk characteristics to the major security types, management may further evaluate the qualitative factors associated with these securities to determine the expectation of credit losses, if any.
The major security types within our HTM portfolio include residential and commercial mortgage-backed securities (“MBS”) and state and political subdivisions.
Our state and political subdivisions include highly rated municipal securities with a long history of no credit losses. Our investment policy restricts bond purchases with a rating less than BAA and limits our entity concentration. We utilize term structures and due to no prior loss exposure on our state and political subdivision securities, we apply third party average data to model our securities to represent the portion of the asset that would be lost if the issuer were to default. These third party estimates of recoveries and defaults, adjusted for constant probability over the securities expected life, are used to evaluate the expected loss of the securities. Due to the limited number and the nature of the HTM state and political subdivisions we hold, we do not model these securities as a pool, but on the specific identification method in conjunction with the application of our third-party fair value measurement.
Our residential and commercial MBS are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises (“GSEs”) and are collateralized by pools of single- or multi- family mortgages. Our MBS are highly rated securities with a long history of no credit losses which are either explicitly or implicitly backed by the U.S. government agencies, primarily the Government National Mortgage Association (“Ginnie Mae”) and GSEs, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) which guarantee the payment of principal and interest to investors. Management has collectively evaluated the characteristics of these securities and has assumed an expectation of zero credit loss. Prior to the adoption of ASU 2016-13, the credit related portion of an other-than-temporary impairment was recognized as a direct write-down of the HTM debt security.
We reevaluate the characteristics of our major security types at every reporting period and reassess the considerations to continue to support our expectation of credit loss.
Loans
Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at amortized cost. Amortized cost consists of the outstanding principal balance adjusted for any charge-offs and any unamortized origination fees and unamortized premiums or discounts on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan.
Allowance for Credit Losses - Loans. With the adoption of ASU 2016-13 on January 1, 2020, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. ASU 2016-13 replaced the previous incurred loss model which incorporated only known information as of the balance sheet date. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events.

Southside Bancshares, Inc. | 9

These economic forecasts are adjusted by risk inputs to model the expected credit losses. Management may apply additional scenario conditions and/or relevant qualitative factors, not previously considered, to determine the appropriate allowance level.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. These loans are assigned to pools based upon risk factors including the loan type and structure, collateral type, leverage ratio, refinancing risk and origination quality, among others. Our consumer construction real estate loans, 1-4 family residential loans and our loans to individuals use a loss rate approach and are assigned to pools based upon risk factors including loan types, origination year and credit scores.
Loans evaluated collectively in a pool are monitored to ensure they continue to exhibit similar risk characteristics with other loans in a pool. If a loan does not share similar risk characteristics with other loans, expected credit losses for that loan are evaluated individually.
Purchased Credit Deteriorated (“PCD”) Loans. We have purchased certain loans that as of the date of purchase have experienced more-than-insignificant deterioration in credit quality since origination. Management evaluates these loans against a probability threshold to determine if substantially all of the contractually required payments will be received. With the adoption of ASU 2016-13, PCD loans are recorded at the purchase price plus an allowance for credit losses which becomes the PCD loan's initial amortized cost. The non-credit related discount or premium, the difference between the initial amortized cost and the par value, will be amortized into interest income over the life of the loan. Any further changes to the allowance for credit losses are recorded through provision expense. Prior to the adoption of ASU 2016-13, acquired loans considered purchase credit impaired (“PCI”) were measured at fair value at acquisition date. The difference in expected cash flows at the acquisition date in excess of the fair value was recorded as interest income over the life of the loan. In accordance with the adoption of ASU 2016-13, management did not reassess whether PCI assets met the criteria of PCD assets and elected to not maintain pools of loans as of the date of adoption. All PCD loans are evaluated based upon product type within the underlying segment.
Troubled Debt Restructurings (“TDRs”). A loan is considered a TDR if the original terms of a loan are modified, or concessions are made to accommodate a borrower experiencing financial duress. The modification or concession may include reduction of interest rates, reduced payment amounts, and/or extension of terms, among others. The likelihood of initiating a TDR is evaluated at each reporting date for each loan. This evaluation is based on qualitative judgments made by management on a case-by-case basis. If a reasonable expectation of a TDR exists, the expected credit loss is adjusted for any potential delays and/or modifications.
In response to the novel strain of coronavirus (“COVID-19”) pandemic, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payments that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
Off-Balance-Sheet Arrangements, Commitments and Contingencies
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  In accordance with Topic 326, credit losses are not recognized for those credit exposures that are unconditionally cancellable by the Company.
The allowance for credit losses for these off-balance-sheet credit exposures is included in other liabilities on our consolidated balance sheets and is adjusted with a corresponding adjustment to provision for credit losses on our consolidated statements of income. Prior to the adoption of CECL on January 1, 2020, the provision for off-balance-sheet credit exposures was included in other noninterest expense.
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 is effective for

Southside Bancshares, Inc. | 10

all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic and Diluted Earnings:
Net income	$3,953	$18,817
Basic weighted-average shares outstanding	33,691	33,697
Add: Stock awards	114	149
Diluted weighted-average shares outstanding	33,805	33,846
Basic earnings per share:
Net income	$0.12	$0.56
Diluted earnings per share:
Net income	$0.12	$0.56

For the three months ended March 31, 2020 and 2019, there were approximately 775,000 and 490,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. | 11

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	61,486	(19,600)	—	—	41,886
Reclassification adjustments included in net income	(5,420)	(101)	(1)	728	(4,794)
Income tax (expense) benefit	(11,774)	4,137	—	(152)	(7,789)
Net current-period other comprehensive income (loss), net of tax	44,292	(15,564)	(1)	576	29,303
Ending balance, net of tax	$82,330	$(17,236)	$(146)	$(31,409)	$33,539

	Three Months Ended March 31, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	46,626	(3,120)	—	—	43,506
Reclassification adjustments included in net income	235	(668)	(1)	542	108
Income tax (expense) benefit	(9,840)	795	—	(114)	(9,159)
Net current-period other comprehensive income (loss), net of tax	37,021	(2,993)	(1)	428	34,455
Ending balance, net of tax	$5,901	$4,153	$(140)	$(25,687)	$(15,773)

Southside Bancshares, Inc. | 12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2020	2019

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(121)	$(491)
Tax benefit	25	103
Net of tax	(96)	(388)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	5,541	256
Tax expense	(1,164)	(54)
Net of tax	4,377	202

Derivatives:
Realized net gain on interest rate swap derivatives (3)	93	646
Tax expense	(19)	(136)
Net of tax	74	510

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	8	22
Tax expense	(1)	(5)
Net of tax	7	17

Amortization of pension plan:
Net actuarial loss (4)	(728)	(542)
Prior service credit (4)	1	1
Total before tax	(727)	(541)
Tax benefit	152	114
Net of tax	(575)	(427)
Total reclassifications for the period, net of tax	$3,787	$(86)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.

(3)	Included in interest expense for Federal Home Loan Bank of Dallas (“FHLB”) borrowings on the consolidated statements of income.

(4)	These AOCI components are included in the computation of net periodic pension cost (income) presented in “Note 8 – Employee Benefit Plans.”

Southside Bancshares, Inc. | 13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale (“AFS”) and held to maturity (“HTM”) as of March 31, 2020 and December 31, 2019 are reflected in the tables below (in thousands):

	March 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,415,227	$52,027	$1,513	$1,465,741
Other stocks and bonds	10,000	—	589	9,411
Mortgage-backed securities: (1)
Residential	1,158,314	52,348	—	1,210,662
Commercial	121,333	5,877	—	127,210
Total	$2,704,874	$110,252	$2,102	$2,813,024

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,880	$23	$—	$2,903
Mortgage-backed securities: (1)
Residential	59,648	4,872	—	64,520
Commercial	71,963	4,860	—	76,823
Total	$134,491	$9,755	$—	$144,246

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$780,376	$23,832	$1,406	$802,802
Other stocks and bonds	10,000	137	—	10,137
Mortgage-backed securities: (1)
Residential	1,286,110	25,662	1,130	1,310,642
Commercial	230,255	4,795	34	235,016
Total	$2,306,741	$54,426	$2,570	$2,358,597

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,888	$30	$—	$2,918
Mortgage-backed securities: (1)
Residential	59,701	2,586	139	62,148
Commercial	72,274	1,622	83	73,813
Total	$134,863	$4,238	$222	$138,879
(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Investment securities and MBS with carrying values of $1.64 billion and $1.12 billion were pledged as of March 31, 2020 and December 31, 2019, respectively, to collateralize FHLB borrowings, borrowings from the Federal Reserve Discount Window, repurchase agreements and public funds, for potential liquidity needs or other purposes as required by law.

Southside Bancshares, Inc. | 14

The following tables represent the fair value and unrealized losses on AFS investment and mortgage-backed securities for which an allowance for credit losses has not been recorded as of March 31, 2020 and AFS and HTM investment and mortgage-backed securities as of December 31, 2019, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$113,733	$1,513	$—	$—	$113,733	$1,513
Other stocks and bonds	9,411	589	—	—	9,411	589
Mortgage-backed securities:
Residential	39	—	—	—	39	—
Total	$123,183	$2,102	$—	$—	$123,183	$2,102

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$158,629	$1,270	$7,555	$136	$166,184	$1,406
Mortgage-backed securities:
Residential	101,779	980	21,696	150	123,475	1,130
Commercial	13,555	32	1,446	2	15,001	34
Total	$273,963	$2,282	$30,697	$288	$304,660	$2,570

HELD TO MATURITY
Mortgage-backed securities:
Residential	$272	$9	$2,304	$130	$2,576	$139
Commercial	12,781	67	1,788	16	14,569	83
Total	$13,053	$76	$4,092	$146	$17,145	$222

With the adoption of ASU 2016-13, for those AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we write the security down to fair value with an adjustment to earnings. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit-related factors, using both qualitative and quantitative criteria. Determining the allowance under the credit loss method requires the use of a discounted cash flow method to assess the credit losses. Any credit-related impairment will be recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Noncredit-related impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.

Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the three months ended March 31, 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies, are highly rated by major ratings agencies and also have a long history of no credit losses. Our other stocks and bonds as of March 31, 2020 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are largely due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of March 31, 2020, we did not have an allowance for credit losses on our AFS securities.

We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-

Southside Bancshares, Inc. | 15

party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of March 31, 2020, we elected to use the specific identification method to model these securities which aligns with our third party fair value measurement process. The model determined the expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss was recognized for these securities for the three months ended March 31, 2020. We recognize the change in the allowance for credit losses due to the passage of time for our HTM debt securities, if any, in provision for credit losses. As of March 31, 2020, we did not have an allowance for credit losses on our HTM securities.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $3.9 million ($3.1 million, net of tax) at March 31, 2020 and $3.7 million ($2.9 million, net of tax) at December 31, 2019. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the three months ended March 31, 2020 or the year ended December 31, 2019.

The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2020, accrued interest receivable on AFS and HTM debt securities totaled $14.0 million and $356,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2020.

The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
State and political subdivisions	$6,625	$4,118
Other stocks and bonds	93	28
Mortgage-backed securities	11,534	12,474
Total interest income on securities	$18,252	$16,620

There was a $5.5 million net realized gain from the AFS securities portfolio for the three months ended March 31, 2020, which consisted of $5.5 million in realized gains and $10,000 in realized losses.  There was a $256,000 net realized gain from the AFS securities portfolio for the three months ended March 31, 2019, which consisted of $5.0 million in realized gains and $4.8 million in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2020 or 2019.  We calculate realized gains and losses on sales of securities under the specific identification method.

Expected maturities on our securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category due to the fact that MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

Southside Bancshares, Inc. | 16

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2020, are presented below by contractual maturity (in thousands):

	March 31, 2020
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$1,294	$1,305
Due after one year through five years	8,521	8,441
Due after five years through ten years	40,357	41,409
Due after ten years	1,375,055	1,423,997
	1,425,227	1,475,152
Mortgage-backed securities:	1,279,647	1,337,872
Total	$2,704,874	$2,813,024

	March 31, 2020
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$115	$115
Due after one year through five years	1,658	1,669
Due after five years through ten years	1,107	1,119
Due after ten years	—	—
	2,880	2,903
Mortgage-backed securities:	131,611	141,343
Total	$134,491	$144,246

Equity Investments

Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2020 and December 31, 2019, we had equity investments recorded in our consolidated balance sheets of $12.4 million and $12.3 million, respectively.

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

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net gains recognized during the period on equity investments	$53	$76
Less: Net gains recognized during the period on equity investments sold during the period	—	—
Unrealized gains recognized during the reporting period on equity investments held at the reporting date	$53	$76

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2020.

FHLB Stock

Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at March 31, 2020, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

Southside Bancshares, Inc. | 17

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2020	December 31, 2019
Real estate loans:
Construction	$603,952	$644,948
1-4 family residential	787,875	787,562
Commercial	1,350,818	1,250,208
Commercial loans	383,984	401,521
Municipal loans	375,934	383,960
Loans to individuals	98,439	100,005
Total loans	3,601,002	3,568,204
Less: Allowance for loan losses	53,638	24,797
Net loans	$3,547,364	$3,543,407

Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the completed property. Speculative and commercial construction loans are subject to underwriting standards similar to that of the commercial portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2020 consisted of $1.19 billion of owner and non-owner occupied real estate, $145.1 million of loans secured by multi-family properties and $18.3 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

Southside Bancshares, Inc. | 18

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

Southside Bancshares, Inc. | 19

The following table sets forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$29,892	$209,457	$124,688	$95,489	$4,535	$11,739	$127,245	$603,045
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	4	—	4
Substandard	—	610	—	—	—	262	—	872
Doubtful	—	—	—	—	—	8	—	8
Total construction real estate	$29,892	$210,067	$124,688	$95,489	$4,558	$12,013	$127,245	$603,952

1-4 family residential real estate:
Pass	$41,857	$141,799	$98,077	$78,376	$79,022	$336,336	$3,476	$778,943
Pass watch	—	—	—	—	—	1,351	—	1,351
Special mention	—	—	—	—	—	174	—	174
Substandard	—	104	27	157	1,329	4,796	73	6,486
Doubtful	3	—	23	42	179	674	—	921
Total 1-4 family residential real estate	$41,860	$141,903	$98,127	$78,575	$80,530	$343,331	$3,549	$787,875

Commercial real estate:
Pass	$80,313	$333,065	$173,335	$316,346	$124,840	$270,531	$13,964	$1,312,394
Pass watch	—	—	2,237	—	—	2,990	—	5,227
Special mention	—	2,605	2,230	—	—	5,808	—	10,643
Substandard	550	—	308	118	587	20,851	—	22,414
Doubtful	—	—	—	—	58	82	—	140
Total commercial real estate	$80,863	$335,670	$178,110	$316,464	$125,485	$300,262	$13,964	$1,350,818

Commercial loans:
Pass	$27,192	$102,359	$59,583	$17,660	$8,374	$10,435	$143,114	$368,717
Pass watch	111	582	109	—	—	2	17	821
Special mention	—	427	63	281	403	660	5,990	7,824
Substandard	—	2,304	1,604	528	65	281	1,677	6,459
Doubtful	—	68	80	13	—	2	—	163
Total commercial loans	$27,303	$105,740	$61,439	$18,482	$8,842	$11,380	$150,798	$383,984

Municipal loans:
Pass	$9,755	$73,238	$36,874	$64,898	$28,030	$163,139	$—	$375,934
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$9,755	$73,238	$36,874	$64,898	$28,030	$163,139	$—	$375,934

Loans to individuals:
Pass	$15,018	$43,215	$18,653	$9,703	$4,203	$2,332	$4,860	$97,984
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	52	77	62	58	6	256
Doubtful	—	5	21	64	98	11	—	199
Total loans to individuals	$15,018	$43,221	$18,726	$9,844	$4,363	$2,401	$4,866	$98,439
Total loans	$204,691	$909,839	$517,964	$583,752	$251,808	$832,526	$300,422	$3,601,002

Southside Bancshares, Inc. | 20

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$985	$205	$610	$1,800	$602,152	$603,952
1-4 family residential	12,713	411	1,934	15,058	772,817	787,875
Commercial	1,944	158	—	2,102	1,348,716	1,350,818
Commercial loans	3,935	878	236	5,049	378,935	383,984
Municipal loans	—	—	—	—	375,934	375,934
Loans to individuals	961	161	38	1,160	97,279	98,439
Total	$20,538	$1,813	$2,818	$25,169	$3,575,833	$3,601,002

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$1,236	$229	$337	$1,802	$643,146	$644,948
1-4 family residential	8,788	1,077	1,607	11,472	776,090	787,562
Commercial	795	259	536	1,590	1,248,618	1,250,208
Commercial loans	1,917	722	651	3,290	398,231	401,521
Municipal loans	—	—	—	—	383,960	383,960
Loans to individuals	660	261	128	1,049	98,956	100,005
Total	$13,396	$2,548	$3,259	$19,203	$3,549,001	$3,568,204

(1)	Prior to the adoption of CECL, included PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated.

Southside Bancshares, Inc. | 21

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Construction	$671	$405
1-4 family residential	3,025	2,611
Commercial	742	704
Commercial loans	549	944
Loans to individuals	234	299
Total nonaccrual loans (1)	5,221	4,963

Accruing loans past due more than 90 days	—	—
Troubled debt restructured loans(2)	11,448	12,014
Other real estate owned	734	472
Repossessed assets	—	—
Total nonperforming assets	$17,403	$17,449

(1)
Prior to the adoption of CECL, excluded PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated. Includes $374,000 and $469,000 of restructured loans as of March 31, 2020 and December 31, 2019, respectively.

(2)	As of December 31, 2019, prior to the adoption of CECL, included $755,000 in PCI loans restructured.

We reversed $121,000 of interest income on nonaccrual loans during the period ending March 31, 2020. We had $1.1 million of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2020.

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. As of March 31, 2020, we had $11.7 million of collateral dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral dependent assets. Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $1.2 million and $992,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2020 and December 31, 2019, respectively.

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

In response to the novel strain of coronavirus (“COVID-19”) pandemic in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Southside Bancshares, Inc. | 22

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$59	$59	1
Commercial loans	—	—	3	3	1
Total	$—	$—	$62	$62	2

	Three Months Ended March 31, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$113	$113	1
Commercial	7,627	—	—	7,627	1
Commercial loans	57	—	—	57	1
Loans to individuals	—	—	15	15	2
Total	$7,684	$—	$128	$7,812	5

The majority of loans restructured as TDRs during the three months ended March 31, 2020 and 2019 were modified with maturity extensions. Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2020 and 2019 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loans losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2020, and 2019 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At March 31, 2020 and 2019, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Southside Bancshares, Inc. | 23

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(33)	(54)	(21)	(296)	—	(591)	(995)
Recoveries of loans charged off	11	4	69	74	—	293	451
Net loans (charged-off) recovered	(22)	(50)	48	(222)	—	(298)	(544)
Provision for (reversal of) loan losses(1)	3,184	310	18,437	1,944	(1)	208	24,082
Balance at end of period	$9,654	$2,640	$36,120	$4,519	$47	$658	$53,638

	Three Months Ended March 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Loans charged-off	—	(18)	(1,215)	(451)	—	(601)	(2,285)
Recoveries of loans charged-off	—	3	19	30	—	287	339
Net loans (charged-off) recovered	—	(15)	(1,196)	(421)	—	(314)	(1,946)
Provision for (reversal of) loan losses(1)	662	(447)	(2,112)	734	(17)	262	(918)
Balance at end of period	$4,259	$3,382	$10,660	$4,287	$508	$1,059	$24,155

(1)
The increase in the provision for credit losses during the first quarter of 2020 was primarily due to the application of the CECL model and the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology.

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the accrued interest on our loan portfolio was $12.7 million and $14.2 million, respectively.

Southside Bancshares, Inc. | 24

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2020	December 31, 2019
Other borrowings:
Balance at end of period	$217,900	$28,358
Average amount outstanding during the period (1)	69,846	15,645
Maximum amount outstanding during the period (2)	217,900	28,358
Weighted average interest rate during the period (3)	0.9%	1.7%
Interest rate at end of period (4)	0.4%	1.7%

Federal Home Loan Bank borrowings:
Balance at end of period	$1,274,370	$972,744
Average amount outstanding during the period (1)	999,070	868,859
Maximum amount outstanding during the period (2)	1,274,370	1,077,883
Weighted average interest rate during the period (3)	1.6%	2.0%
Interest rate at end of period (4)	0.9%	1.8%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2020 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$217,900	$—	$—	$—	$—	$—	$217,900
Federal Home Loan Bank borrowings	1,263,840	6,659	688	717	748	1,718	1,274,370
Total obligations	$1,481,740	$6,659	$688	$717	$748	$1,718	$1,492,270

Other borrowings include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve Discount Window (“FRDW”). Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were $189.5 million of borrowings from the FRDW at March 31, 2020, partially utilizing collateral of $495.0 million of municipal securities pledged to the FRDW. To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. There were no federal funds purchased at March 31, 2020 or December 31, 2019.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2020, the line had no outstanding letters of credit. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $28.4 million at March 31, 2020 and December 31, 2019, and had maturities of less than one year.  During the fourth quarter of 2019, Southside Bank entered into a $20.0 million variable rate repurchase agreement with an interest rate tied to one-month LIBOR. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

Southside Bancshares, Inc. | 25

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 0.25% to 4.799% and with remaining maturities of one day to 8.3 years at March 31, 2020.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At March 31, 2020, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $936.2 million, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions with rates tied to LIBOR. These agreements totaled $690.0 million at March 31, 2020 and $310.0 million at December 31, 2019. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $670.0 million of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average rate of 1.15% with an average weighted maturity of 4.5 years at March 31, 2020. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

Southside Bancshares, Inc. | 26

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Subordinated notes: (1)
5.50% Subordinated notes, net of unamortized debt issuance costs (2)	$98,619	$98,576
Total Subordinated notes	98,619	98,576
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,560	20,558
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,252	60,250
Total Long-term debt	$158,871	$158,826

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.4 million at March 31, 2020 and December 31, 2019.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $59,000 at March 31, 2020 and $61,000 at December 31, 2019.

As of March 31, 2020, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. | 27

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2020	2019	2020	2019	2020	2019
Service cost	$423	$316	$—	$—	$85	$60
Interest cost	837	908	41	41	160	161
Expected return on assets	(1,668)	(1,504)	(84)	(73)	—	—
Net loss amortization	533	443	2	—	193	99
Prior service (credit) cost amortization	(3)	(3)	—	—	2	2
Net periodic benefit cost (income)	$122	$160	$(41)	$(32)	$440	$322

The service cost component is recorded on our consolidated income statements as salaries and employee benefits in noninterest expense while all other components other than service cost are recorded in other noninterest expense.

The noncash adjustment to the employee benefit plan liabilities, consisting of changes in prior service cost and net loss, was $727,000 for the three months ended March 31, 2020.

Southside Bancshares, Inc. | 28

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

We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $670.0 million of debt. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.

During the first quarter of 2019, our partial-term fair value hedges for certain of our fixed rate callable AFS municipal securities were ineffective due to the sale of the hedged items. These partial-term hedges of selected cash flows covering the time periods to the call dates of the hedged securities were expected to be effective in offsetting changes in the fair value of the hedged securities. Interest rate swaps designated as partial-term fair value hedges are utilized to mitigate the effect of changing interest rates on the hedged securities. The hedging strategy converted a portion of the fixed interest rates on the securities to LIBOR-based variable interest rates. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value loss recognized in earnings and recorded in interest income. The remaining fair value loss from the date of the sale of the hedged items through March 31, 2019, was recognized in earnings and recorded in noninterest income. Due to the sale of the hedged items, the interest rate swaps were considered non-hedging instruments and were subsequently terminated on April 12, 2019.
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

At March 31, 2020 and December 31, 2019, net derivative liabilities included $43.0 million and $10.1 million, respectively, of cash collateral held by counterparties subject to master netting agreements. We had $591,000 and $883,000 of cash collateral receivable that was not offset against derivative liabilities at March 31, 2020 and December 31, 2019, respectively.

The notional amounts of the derivative instruments represent the contractual cash flows pertaining to the underlying agreements. These amounts are not exchanged and are not reflected in the consolidated balance sheets. The fair value of the interest rate swaps

Southside Bancshares, Inc. | 29

are presented at net in other assets and other liabilities when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$670,000	$—	$21,835	$270,000	$1,513	$3,655
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	136,534	—	21,409	131,685	56	8,031
Swaps-Customer counterparties	136,534	21,409	—	131,685	8,031	56
Gross derivatives		21,409	43,244		9,600	11,742
Offsetting derivative assets/liabilities		—	—		(1,569)	(1,569)
Cash collateral received/posted		—	(43,039)		—	(10,117)
Net derivatives included in the consolidated balance sheets (2)		$21,409	$205		$8,031	$56

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $591,000 credit exposure related to interest rate swaps with financial institutions and $21.4 million related to interest rate swaps with customers at March 31, 2020. We had $883,000 credit exposure related to interest rate swaps with financial institutions and $8.0 million related to interest rate swaps with customers at December 31, 2019. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$670,000	4.5	1.00%	1.15%	$270,000	3.8	1.77%	1.58%
Swaps-Non-hedging
Financial institution counterparties	136,534	10.5	1.32	2.45	131,685	10.6	1.71	2.47
Customer counterparties	136,534	10.5	2.45	1.32	131,685	10.6	2.47	1.71

Southside Bancshares, Inc. | 30

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

Southside Bancshares, Inc. | 31

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2020 and December 31, 2019.

Foreclosed Assets – Foreclosed assets are initially recorded at fair value less costs to sell.  The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments and sales cost estimates.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with the measurement and initial recognition of certain foreclosed assets, we may recognize charge-offs through the allowance for credit losses.

Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2020 and December 31, 2019, the impact of the fair value of collateral dependent loans was reflected in our allowance for loan losses.

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

Southside Bancshares, Inc. | 32

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,465,741	$—	$1,465,741	$—
Other stocks and bonds	9,411	—	9,411	—
Mortgage-backed securities: (1)
Residential	1,210,662	—	1,210,662	—
Commercial	127,210	—	127,210	—
Equity investments:
Equity investments	6,061	6,061	—	—
Derivative assets:
Interest rate swaps	21,409	—	21,409	—
Total asset recurring fair value measurements	$2,840,494	$6,061	$2,834,433	$—

Derivative liabilities:
Interest rate swaps	$43,244	$—	$43,244	$—
Total liability recurring fair value measurements	$43,244	$—	$43,244	$—

Nonrecurring fair value measurements
Foreclosed assets	$734	$—	$—	$734
Collateral-dependent loans (2)	10,346	—	—	10,346
Total asset nonrecurring fair value measurements	$11,080	$—	$—	$11,080

Southside Bancshares, Inc. | 33

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2019	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$802,802	$—	$802,802	$—
Other stocks and bonds	10,137	—	10,137	—
Mortgage-backed securities: (1)
Residential	1,310,642	—	1,310,642	—
Commercial	235,016	—	235,016	—
Equity investments:
Equity investments	5,965	5,965	—	—
Derivative assets:
Interest rate swaps	9,600	—	9,600	—
Total asset recurring fair value measurements	$2,374,162	$5,965	$2,368,197	$—

Derivative liabilities:
Interest rate swaps	$11,742	$—	$11,742	$—
Total liability recurring fair value measurements	$11,742	$—	$11,742	$—

Nonrecurring fair value measurements
Foreclosed assets	$472	$—	$—	$472
Impaired loans (2)	18,586	—	—	18,586
Total asset nonrecurring fair value measurements	$19,058	$—	$—	$19,058

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(2)
Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

Southside Bancshares, Inc. | 34

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

Southside Bancshares, Inc. | 35

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$112,213	$112,213	$112,213	$—	$—
Investment securities:
Held to maturity, at carrying value	2,880	2,903	—	2,903	—
Mortgage-backed securities:
Held to maturity, at carrying value	131,611	141,343	—	141,343	—
Federal Home Loan Bank stock, at cost	54,696	54,696	—	54,696	—
Equity investments	6,334	6,334	—	6,334	—
Loans, net of allowance for loan losses	3,547,364	3,708,899	—	—	3,708,899
Loans held for sale	1,830	1,830	—	1,830	—
Financial liabilities:
Deposits	$4,739,123	$4,748,530	$—	$4,748,530	$—
Other borrowings	217,900	217,900	—	217,900	—
Federal Home Loan Bank borrowings	1,274,370	1,297,867	—	1,297,867	—
Subordinated notes, net of unamortized debt issuance costs	98,619	98,859	—	98,859	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,251	50,293	—	50,293	—

		Estimated Fair Value
December 31, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,697	$110,697	$110,697	$—	$—
Investment securities:
Held to maturity, at carrying value	2,888	2,918	—	2,918	—
Mortgage-backed securities:
Held to maturity, at carrying value	131,975	135,961	—	135,961	—
Federal Home Loan Bank stock, at cost	50,087	50,087	—	50,087	—
Equity investments	6,366	6,366	—	6,366	—
Loans, net of allowance for loan losses	3,543,407	3,610,591	—	—	3,610,591
Loans held for sale	383	383	—	383	—
Financial liabilities:
Deposits	$4,702,769	$4,703,914	$—	$4,703,914	$—
Other borrowings	28,358	28,358	—	28,358	—
Federal Home Loan Bank borrowings	972,744	975,606	—	975,606	—
Subordinated notes, net of unamortized debt issuance costs	98,576	98,346	—	98,346	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	55,937	—	55,937	—

Southside Bancshares, Inc. | 36

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Current income tax expense	$5,554	$3,011
Deferred income tax (benefit) expense	(5,075)	126
Income tax expense	$479	$3,137

The net deferred tax liability totaled $7.0 million at March 31, 2020 and $4.8 million at December 31, 2019.  No valuation allowance was recorded at March 31, 2020 or December 31, 2019, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2020 or December 31, 2019.

We recognized income tax expense of $479,000, for an effective tax rate (“ETR”) of 10.8% for the three months ended March 31, 2020, compared to income tax expense of $3.1 million, for an ETR of 14.3%, for the three months ended March 31, 2019. The lower ETR for the three months ended March 31, 2020 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2019. The ETR differs from the stated rate of 21% for the three months ended March 31, 2020 and 2019 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 or Texas state tax examinations by tax authorities for years before 2015.

Southside Bancshares, Inc. | 37

12.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments. The allowance for credit losses on these off-balance-sheet credit exposures is included in other liabilities on our consolidated balance sheets and was $7.6 million as of March 31, 2020. For the three months ended March 31, 2020, the provision for credit losses on off-balance-sheet credit exposures was $1.2 million, compared to a reversal of provision of $56,000 for the three months ended March 31, 2019.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2020	December 31, 2019

Commitments to extend credit	$874,065	$925,671
Standby letters of credit	17,697	17,211
Total	$891,762	$942,882

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

Securities. In the normal course of business we buy and sell securities. At March 31, 2020, there were $14.6 million of unsettled trades to purchase securities and $67.2 million unsettled trades to sell securities. At December 31, 2019, there were $17.5 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at March 31, 2020. There were $20.0 million of unsettled issuances of brokered CDs at December 31, 2019.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

13.     Subsequent Events

The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities. COVID-19 is likely to impact the Company’s future financial condition and results of operations including but not limited to additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel.

Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Southside Bancshares, Inc. | 38

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, (the “2019 Form 10-K”). Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2019 Form 10-K, and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including additional quarantines, regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

•	the impact of COVID-19 pandemic on our future consolidated financial condition and results of operations;

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

•
current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;

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

Southside Bancshares, Inc. | 39

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	any applicable regulatory limits or other restrictions on Southside Bank (“the Bank”) and its ability to pay dividends to us;

•	the failure of our assumptions underlying our allowance for credit losses and other estimates;

•	the failure to maintain an effective system of controls and procedures, including internal control over financial reporting;

•	the effectiveness of our derivative financial instruments and hedging activities to manage risk;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. agency MBS prepayments increasing due to U.S. government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to fluctuations in the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices, including the implementation of CECL;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;

•	risks related to environmental liability as a result of certain lending activity;

•	risks associated with our common stock and our other securities; and

•	other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in the 2019 Form 10-K and in this Quarterly Report on Form 10-Q.

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Critical Accounting Estimates
Our accounting and reporting estimates conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters

Southside Bancshares, Inc. | 40

that are highly uncertain to be critical accounting estimates. We consider our critical accounting policies to include allowance for credit losses on loans, estimation of fair value, business combination and pension plan accounting.
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 6 – Loans and Allowance for Credit Losses” in the notes to consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the 2019 Form 10-K. As of March 31, 2020, the most significant change to our critical accounting estimates is the determination of the allowance for loan losses under the expected loss model, a direct result of the adoption of new accounting guidance for estimating credit losses, known as the CECL model. For additional information regarding critical accounting policies related specifically to our allowance for credit loss estimates, refer to “Note 1 - Summary of Significant Accounting and Reporting Policies” in this Quarterly Report on Form 10-Q.

Southside Bancshares, Inc. | 41

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three months ended March 31, 2020 and 2019, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three months ended March 31, 2020 and 2019, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2020	2019
Net interest income (GAAP)	$44,701	$41,125
Tax equivalent adjustments:
Loans	668	598
Tax-exempt investment securities	1,631	1,614
Net interest income (FTE) (1)	$47,000	$43,337

Average earning assets	$6,248,759	$5,733,116

Net interest margin	2.88%	2.91%
Net interest margin (FTE) (1)	3.03%	3.07%

Net interest spread	2.61%	2.56%
Net interest spread (FTE) (1)	2.76%	2.71%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

Southside Bancshares, Inc. | 42

OVERVIEW

COVID-19
During March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic in response to the rapidly growing outbreak of the virus. COVID-19 has significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines. In compliance with social distancing guidelines issued by federal, state and local governments, we closed all of our grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations are offering certain services by appointment only. All other banking services, including our motor banks, ATMs/ITMs and automated telephone, internet and mobile banking products are available to serve our customers. Approximately 45% of our workforce has remote working capabilities.
COVID-19 has significantly disrupted supply chains, business activity and the overall economic and financial markets.  These disruptions are likely to result in a decline in demand for banking products or services, including loans and deposits which could impact our future financial condition, results of operations and liquidity.
In response to the COVID-19 pandemic in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also includes provisions to encourage financial institutions to work prudently with borrowers. As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program implemented in April. Through April 30, 2020, we have processed over $300 million of approved Paycheck Protection Program loans. Additionally, we are assisting both our consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges. Through April 30, 2020, we have granted payment deferrals, generally for up to three months, for a total of $176.7 million of our outstanding loan balances with the largest categories including commercial real estate loans of $112.7 million and 1-4 family residential loans of $47.2 million.

Operating Results

During the three months ended March 31, 2020, our net income decreased $14.9 million, or 79.0%, to $4.0 million from $18.8 million for the same period in 2019. The decrease in net income was largely driven by the $26.2 million increase in provision for credit losses and an increase in noninterest expense of $0.9 million, partially offset by a $6.0 million increase in noninterest income, a $2.7 million decrease in income tax expense, a $1.9 million decrease in interest expense and a $1.7 million increase in interest income. Earnings per diluted common share decreased $0.44, or 78.6% to $0.12 for the three months ended March 31, 2020, from $0.56 for the same period in 2019. The increase in the provision for credit losses was primarily due to the application of the CECL model and the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology.

Financial Condition

Our total assets increased $524.7 million, or 7.8%, to $7.27 billion at March 31, 2020 from $6.75 billion at December 31, 2019. Our securities portfolio increased by $454.1 million, or 18.2%, to $2.95 billion, compared to $2.49 billion at December 31, 2019. The increase in our securities portfolio was comprised of an increase of $662.2 million in investment securities, partially offset by a decrease of $208.2 million in MBS as we realigned our portfolio in response to the impact of COVID-19 on the financial markets. Our FHLB stock increased $4.6 million, or 9.2%, to $54.7 million from $50.1 million at December 31, 2019, primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.

Loans increased $32.8 million, or 0.9%, to $3.60 billion at March 31, 2020 from $3.57 billion at December 31, 2019. The net increase in our loan portfolio was comprised of increases of $100.6 million of commercial real estate loans and $313,000 of 1-4 family residential loans, partially offset by decreases of $41.0 million of construction loans, $17.5 million of commercial loans, $8.0 million of municipal loans, and $1.6 million of loans to individuals.

Our nonperforming assets at March 31, 2020 decreased 0.3%, to $17.4 million and represented 0.24% of total assets, compared to $17.4 million, or 0.26% of total assets at December 31, 2019.  Nonaccruing loans increased $258,000, or 5.2%, to $5.2 million, and the ratio of nonaccruing loans to total loans remained unchanged at 0.14% at March 31, 2020 compared to December 31, 2019.  Restructured loans were $11.4 million at March 31, 2020, a decrease of 4.7%, from $12.0 million at December 31, 2019. Other Real Estate Owned (“OREO”) increased to $734,000 at March 31, 2020 from $472,000 at December 31, 2019.

Our deposits increased $36.4 million, or 0.8%, to $4.74 billion at March 31, 2020 from $4.70 billion at December 31, 2019, which was comprised of increases of $25.6 million in noninterest bearing deposits and $10.8 million in interest bearing deposits. The

Southside Bancshares, Inc. | 43

increase in our deposits during the first quarter of 2020 was the result of an increase in public fund deposits of $39.5 million, partially offset by a decrease in private deposits of $3.1 million. Brokered deposits, included in our private deposits, decreased $23.7 million, or 6.4%, for the three months ended March 31, 2020.

Total FHLB borrowings increased $301.6 million, or 31.0%, to $1.27 billion at March 31, 2020 from $972.7 million at December 31, 2019 to partially fund the increase in our securities portfolio.
Our total shareholders’ equity at March 31, 2020 decreased 1.1%, or $8.8 million, to $795.8 million, or 10.9% of total assets, compared to $804.6 million, or 11.9% of total assets at December 31, 2019. The decrease in shareholders’ equity was the result of the repurchase of $25.8 million of our common stock, a cash dividends paid of $10.5 million and a reduction to beginning retained earnings of $7.8 million for a cumulative-effect adjustment related to the adoption of ASU 2016-13, partially offset by other comprehensive income of $29.3 million, net income of $4.0 million, net issuance of common stock under employee stock plans of $1.1 million, stock compensation expense of $695,000 and common stock issued under our dividend reinvestment plan of $347,000.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB or the brokered CD market. These funds are invested primarily in U.S. agency MBS, long-term municipal securities and U.S. Treasury securities.  Although U.S. agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability for many years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2019 Form 10-K and in this Quarterly Report on Form 10-Q, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk. An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
Our investment securities and U.S. Agency MBS increased from $2.49 billion at December 31, 2019 to $2.95 billion at March 31, 2020. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
Due to the COVID-19 pandemic adding additional stress in the bond market, our ALCO objectives for the quarter ended March 31, 2020 are divided into two periods: pre-COVID 19 and COVID-19. During the pre-COVID-19 period, which includes January

Southside Bancshares, Inc. | 44

and February, we purchased approximately $168 million Texas municipal securities, of which approximately $58 million were taxable municipals. In the COVID-19 period, or March, the municipal bond market experienced a significant sell-off associated with illiquidity. When this occurred we purchased approximately $483 million tax free municipal securities, largely AAA rated, and approximately $8 million of taxable municipals. During the quarter we sold lower yielding fixed rate AFS U.S. agency MBS and low yielding AFS tax free municipal securities with book values of approximately $178 million and $19 million, respectively. The sales of these lower yielding securities resulted in a net realized gain of $5.5 million and were more than offset by the purchases of higher yielding municipal securities.
At March 31, 2020, securities as a percentage of assets totaled 40.5%, compared to 36.9% at December 31, 2019, due to the $454.1 million, or 18.2%, increase in the securities portfolio which exceeded our loan growth of 0.9%, or $32.8 million. The COVID-19 pandemic has significantly impacted the financial markets and has created economic uncertainty which will likely limit our opportunity for loan growth for the remainder of 2020. In response to the uncertainty surrounding 2020 loan growth, we purchased additional securities to meet our ALCO objectives. If loan originations increase over the coming months, we may modify the strategy of our securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales. However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to primarily utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. Our primary wholesale funding source is FHLB borrowings and to a lesser extent we utilize federal funds and brokered CDs. Our FHLB borrowings increased 31.0%, or $301.6 million, to $1.27 billion at March 31, 2020 from $972.7 million at December 31, 2019. To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve has recently taken steps to encourage broader use of the discount window. Our borrowings from the discount window were $189.5 million as of March 31, 2020.
In connection with our borrowings, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements. These agreements totaled $690.0 million and $310.0 million at March 31, 2020 and December 31, 2019, respectively. Six of the agreements have interest rates tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $670.0 million of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.15% with an average weighted maturity of 4.5 years at March 31, 2020. We have one terminated interest rate swap contract designated as a cash flow hedge having a total notional value of $20.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in accumulated other comprehensive income (“AOCI”) are immediately recognized in earnings. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs decreased $23.7 million, or 6.5%, from $365.7 million at December 31, 2019 to $342.0 million at March 31, 2020. At March 31, 2020, our brokered CDs had a weighted average cost of 165 basis points and remaining maturities of less than one year. To provide management the flexibility to manage interest rate risk with upcoming maturities, the ALCO approved an additional $50.0 million limit for brokered deposits obtained to replace those maturing within 30 days if favorable interest rates are offered on new issues. This increased our wholesale funding policy to allow maximum brokered deposits of $450.0 million. The brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives. The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the three months ended March 31, 2020, the net increase in our FHLB borrowings, discount window borrowings, and brokered deposits, resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 41.2% at March 31, 2020 from 31.0% at December 31, 2019.

Southside Bancshares, Inc. | 45

Results of Operations

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. Most recently, the COVID-19 pandemic has significantly impacted our results of operations and is likely to continue to impact our results of operations for the remainder of 2020.

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans	$41,895	$41,619
Taxable investment securities	512	28
Tax-exempt investment securities	6,206	4,118
Mortgage-backed securities	11,534	12,474
Federal Home Loan Bank stock and equity investments	425	355
Other interest earning assets	180	433
Total interest income	60,752	59,027
Interest expense:
Deposits	9,919	11,241
Federal Home Loan Bank borrowings	3,974	4,457
Subordinated notes	1,411	1,400
Trust preferred subordinated debentures	600	729
Other borrowings	147	75
Total interest expense	16,051	17,902
Net interest income	$44,701	$41,125

Net Interest Income

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the three months ended March 31, 2020, the Federal Reserve reduced target federal funds rate by 150 basis points. During the second half of 2019, the Federal Reserve decreased the federal funds rate by 75 basis points.
Net interest income for the three months ended March 31, 2020 increased $3.6 million, or 8.7%, to $44.7 million, compared to $41.1 million for the same period in 2019. The increase in net interest income was due primarily to the decrease in interest expense on our interest bearing liabilities, a result of lower funding costs on our interest bearing liabilities, and an increase in interest income primarily due to a higher average balance of our interest earning assets. Total interest income increased $1.7 million, or 2.9%, to $60.8 million during the three months ended March 31, 2020, compared to $59.0 million during the same period in 2019. Total interest expense decreased $1.9 million, or 10.3%, to $16.1 million during the three months ended March 31, 2020, compared to $17.9 million during the same period in 2019. Our net interest margin (FTE), a non-GAAP measure, decreased to 3.03% for the three months ended March 31, 2020, compared to 3.07% for the same period in 2019, and our net interest spread (FTE), also a non-GAAP measure, increased to 2.76%, compared to 2.71% for the same period in 2019. See “Non-GAAP Financial Measures” for more information.

Southside Bancshares, Inc. | 46

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

	Three Months Ended March 31, 2020 Compared to 2019
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$3,570	$(3,226)	$344
Loans held for sale	2	—	2
Taxable investment securities	491	(7)	484
Tax-exempt investment securities (1)	2,024	81	2,105
Mortgage-backed and related securities	(366)	(574)	(940)
Federal Home Loan Bank stock, at cost, and equity investments	62	8	70
Interest earning deposits	(124)	(82)	(206)
Federal funds sold	(47)	—	(47)
Total earning assets	5,612	(3,800)	1,812
Interest expense on:
Savings accounts	17	(38)	(21)
Certificates of deposits	984	(335)	649
Interest bearing demand accounts	(19)	(1,931)	(1,950)
Federal Home Loan Bank borrowings	875	(1,358)	(483)
Subordinated notes, net of unamortized debt issuance costs	2	9	11
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(129)	(129)
Other borrowings	130	(58)	72
Total interest bearing liabilities	1,989	(3,840)	(1,851)
Net change	$3,623	$40	$3,663

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income was attributable to the increase in average earning assets of $515.6 million, or 9.0%, to $6.25 billion for the three months ended March 31, 2020, from $5.73 billion for the same period in 2019, partially offset by the decrease in the average yield on earning assets to 4.06% for the three months ended March 31, 2020 from 4.33% for the three months ended March 31, 2019. The increase in average earning assets was primarily the result of the increases in the loan portfolio and investment securities, partially offset by decreases in mortgage-backed securities and interest earning deposits. The decrease in the average yield on total earning assets during the three months ended March 31, 2020 was a result of decreases in the federal funds rate during 2020 and the latter half of 2019.
The decrease in total interest expense for the three months ended March 31, 2020 was attributable to the decrease in the average rates paid on total interest bearing liabilities to 1.30% for the three months ended March 31, 2020 from 1.62% for the three months ended March 31, 2019, partially offset by the increase in average interest bearing liabilities of $461.3 million, or 10.3%, to $4.95 billion during the three months ended March 31, 2020 from $4.49 billion during the three months ended March 31, 2019.  The decrease in average rates paid on interest bearing liabilities was due to the decreases in the federal funds rate during 2020 and 2019. The increase in average interest bearing liabilities was primarily the result of the increases in average CDs, FHLB borrowings and other borrowings to fund the increases in loans and securities.

Southside Bancshares, Inc. | 47

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2020 and 2019. The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,587,143	$42,554	4.77%	$3,296,665	$42,210	5.19%
Loans held for sale	831	9	4.36%	611	7	4.65%
Securities:
Taxable investment securities (2)	70,293	512	2.93%	3,000	28	3.79%
Tax-exempt investment securities (2)	888,906	7,837	3.55%	659,187	5,732	3.53%
Mortgage-backed and related securities (2)	1,598,374	11,534	2.90%	1,647,564	12,474	3.07%
Total securities	2,557,573	19,883	3.13%	2,309,751	18,234	3.20%
Federal Home Loan Bank stock, at cost, and equity investments	62,976	425	2.71%	53,764	355	2.68%
Interest earning deposits	40,236	180	1.80%	64,690	386	2.42%
Federal funds sold	—	—	—	7,635	47	2.50%
Total earning assets	6,248,759	63,051	4.06%	5,733,116	61,239	4.33%
Cash and due from banks	76,739			83,147
Accrued interest and other assets	611,017			513,738
Less: Allowance for loan losses	(30,373)			(27,060)
Total assets	$6,906,142			$6,302,941
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$384,863	237	0.25%	$360,664	258	0.29%
Certificates of deposits	1,362,427	6,346	1.87%	1,154,203	5,697	2.00%
Interest bearing demand accounts	1,975,837	3,336	0.68%	1,982,891	5,286	1.08%
Total interest bearing deposits	3,723,127	9,919	1.07%	3,497,758	11,241	1.30%
Federal Home Loan Bank borrowings	999,070	3,974	1.60%	816,389	4,457	2.21%
Subordinated notes, net of unamortized debt issuance costs	98,597	1,411	5.76%	98,428	1,400	5.77%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,234	600	4.01%	60,246	729	4.91%
Other borrowings	69,846	147	0.85%	16,788	75	1.81%
Total interest bearing liabilities	4,950,874	16,051	1.30%	4,489,609	17,902	1.62%
Noninterest bearing deposits	1,042,341			986,343
Accrued expenses and other liabilities	88,168			89,768
Total liabilities	6,081,383			5,565,720
Shareholders’ equity	824,759			737,221
Total liabilities and shareholders’ equity	$6,906,142			$6,302,941
Net interest income (FTE)		$47,000			$43,337
Net interest margin (FTE)			3.03%			3.07%
Net interest spread (FTE)			2.76%			2.71%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2020 and 2019, loans totaling $5.2 million and $17.7 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. | 48

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2020
			Change From
	2020	2019	2019
Deposit services	$6,279	$5,986	$293	4.9%
Net gain on sale of securities available for sale	5,541	256	5,285	2,064.5%
Gain on sale of loans	170	93	77	82.8%
Trust fees	1,305	1,541	(236)	(15.3)%
Bank owned life insurance	569	544	25	4.6%
Brokerage services	580	517	63	12.2%
Other noninterest income	1,054	601	453	75.4%
Total noninterest income	$15,498	$9,538	$5,960	62.5%
The 62.5% increase in noninterest income for the three months ended March 31, 2020, compared to the same period in 2019, was largely due to increases in net gain on sale of securities available for sale, other noninterest income and deposit services income, partially offset by decreases in trust fees.
The increase in deposit services income for the three months ended March 31, 2020 was primarily a result of the increase made to our overdraft and returned check pricing during the second quarter of 2019.
During the three months ended March 31, 2020, we sold Texas municipal securities and primarily mortgage related securities that resulted in a net gain on sale of AFS securities of $5.5 million for the three months ended March 31, 2020, respectively.
Gain on sale of loans increased during the three months ended March 31, 2020 due to an increase in volume of loans sold.
The decrease in trust fees for the three months ended March 31, 2020 was primarily due to a decrease in assets under management. The market value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, decreased 24.6%, and were approximately $1.37 billion at March 31, 2020, compared to $1.82 billion at March 31, 2019.
The increase in brokerage services income during the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to increased trading activity and the addition of a new broker in December 2019.
Other noninterest income increased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a partial loss on fair value hedge interest rate swaps during the first quarter of 2019, as well as increases in mortgage derivative income and swap fee income during the first quarter of 2020, partially offset by a decrease in mortgage servicing fee income.

Southside Bancshares, Inc. | 49

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2020
			Change From
	2020	2019	2019
Salaries and employee benefits	$19,643	$18,046	$1,597	8.8%
Net occupancy	3,311	3,175	136	4.3%
Advertising, travel & entertainment	832	847	(15)	(1.8)%
ATM expense	224	180	44	24.4%
Professional fees	1,195	1,314	(119)	(9.1)%
Software and data processing	1,227	1,076	151	14.0%
Communications	493	487	6	1.2%
FDIC insurance	25	422	(397)	(94.1)%
Amortization of intangibles	980	1,179	(199)	(16.9)%
Other noninterest expense	2,590	2,901	(311)	(10.7)%
Total noninterest expense	$30,520	$29,627	$893	3.0%
The increase in noninterest expense for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to increases in salaries and employee benefits, partially offset by decreases in FDIC insurance, other noninterest expense and amortization of intangibles.
Salary and employee benefits increased for the three months ended March 31, 2020, compared to the same period in 2019, due to increases in direct salary expense, insurance expense and retirement expense.
For the three months ended March 31, 2020, direct salary expense increased $909,000, or 5.9%, compared to the same period in 2019, due to normal salary increases effective in the first quarter of 2020 and to a lesser extent, the addition of several new commercial lenders.
Health and life insurance expense, included in salaries and employee benefits, increased $470,000, or 27.6%, during the three months ended March 31, 2020, compared to the same period in 2019. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs continue to rise nationwide and these costs may continue to increase during the remainder of 2020.
Retirement expense increased $218,000, or 24.7%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase for the three months ended March 31, 2020 was primarily due to increases in our defined benefit pension plan expense, deferred compensation expense and split dollar agreement expense, which was a result of a decrease in the discount rate assumption used to estimate benefit expense to better reflect the current market conditions.
ATM expense increased for the three months ended March 31, 2020, compared to the same period in 2019, due to higher ATM maintenance expense as new ATMs and ITMs were put into service.
Professional fees decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in legal fees.
Software and data processing expense increased for the three months ended March 31, 2020, compared to the same period in 2019, due to entry into several new software contracts.
FDIC insurance decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a small bank assessment credit issued by the FDIC utilized in the first quarter of 2020.
Amortization expense on intangibles decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
Other noninterest expense decreased for the three months ended March 31, 2020, compared to the same period in 2019, due to decreases in the net periodic benefit cost of our defined benefit pension plan, computer supplies and losses on retired assets.

Southside Bancshares, Inc. | 50

Income Taxes
Pre-tax income for the three months ended March 31, 2020 was $4.4 million, compared to $22.0 million for the same period in 2019, a decrease of 79.8%. We recorded income tax expense of $479,000 for the three months ended March 31, 2020, compared to income tax expense of $3.1 million for the same period in 2019. The effective tax rate (“ETR”) as a percentage of pre-tax income was 10.8% for the three months ended March 31, 2020, compared to an ETR as a percentage of pre-tax income of 14.3% for the same period in 2019. The lower ETR for the three months ended March 31, 2020 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2019.
The ETR differs from the stated rate of 21% for the three months ended March 31, 2020 and 2019 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax liability totaled $7.0 million at March 31, 2020, compared to $4.8 million at December 31, 2019. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2020 or December 31, 2019, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2019 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2019.  There were no substantial changes in these concentrations during the three months ended March 31, 2020.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the Texas counties in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2019	March 31, 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Change (%)	Change (%)
Real estate loans:
Construction	$603,952	$644,948	$603,411	(6.4)%	0.1%
1-4 family residential	787,875	787,562	786,198	—	0.2%
Commercial	1,350,818	1,250,208	1,104,378	8.0%	22.3%
Commercial loans	383,984	401,521	367,995	(4.4)%	4.3%
Municipal loans	375,934	383,960	343,026	(2.1)%	9.6%
Loans to individuals	98,439	100,005	100,102	(1.6)%	(1.7)%
Total loans	$3,601,002	$3,568,204	$3,305,110	0.9%	9.0%
Our loan portfolio increased $32.8 million, or 0.9%, at March 31, 2020 compared to December 31, 2019 with increases in commercial real estate partially offset by decreases in other loan categories.
Our loan portfolio increased $295.9 million, or 9.0%, at March 31, 2020 compared to March 31, 2019 with increases in all of the loan categories other than loans to individuals.
At March 31, 2020, our real estate loans represented 76.2% of our loan portfolio and were comprised of construction loans of 22.0%, 1-4 family residential loans of 28.7% and commercial real estate loans of 49.3%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.

Southside Bancshares, Inc. | 51

Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. The first quarter of 2020 experienced a significant reduction in oil prices primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions will improve, remain the same or decline.
As of March 31, 2020, the Company’s exposure to the oil and gas industry totaled $102.9 million, or 2.86% of gross loans, down $21.5 million from December 31, 2019 year-end levels, and consisted primarily of (i) support/service loans of 1.91%, (ii) upstream of 0.86%, (iii) downstream of 0.07%, and (iv) midstream of 0.02%. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.
The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	March 31,		December 31, 2019
	2020	2019
Oil and gas related loans	$102,938	$101,052	$124,417
Oil and gas related loans as a % of loans	2.86%	3.06%	3.49%
Classified oil and gas related loans	$765	$10	$1,085
Nonaccrual oil and gas related loans	—	—	7
Net charge-offs for oil and gas related loans	27	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	2.17%	0.75%	1.14%

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies may impact many of our customers. In addition to the oil and gas industry, we consider the following sectors to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts. For further discussion, see Item 1.A "Risk Factors" in this Quarterly Report on Form 10-Q.

The following table sets forth our sectors based on North American Industry Classification System (“NAICS”) categories as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$322,341	8.95%	0.35%
Retail goods and services	88,019	2.45	8.79
Hotels	69,971	1.94	6.28
Food services	31,848	0.89	0.02
Arts, entertainment and recreation	8,373	0.23	1.02
Total	$520,552	14.46%	2.56%

(1)	Sector classified loans as a percentage of sector total loans.

(2)	Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.

Allowance for Credit Losses - Loans

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses (“CECL”). CECL is the estimated credit loss over the contractual life of a financial instrument measured upon origination or purchase of the instrument. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default over the contractual term. The forecasted periods gradually mean-revert to the long-run trend based upon historical data. Management may apply additional scenario conditions and/or relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes

Southside Bancshares, Inc. | 52

significant judgment by management and may differ from those of our peers due to different historical loss patterns and the length of time of the reasonable and supportable forecast period and reversion period.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. These loans are assigned to pools based upon risk factors including the loan type and structure, collateral type, leverage ratio, refinancing risk and origination quality, among others. Our consumer construction real estate loans, 1-4 family residential loans and our loans to individuals use a loss rate dependence and are assigned to pools based upon risk factors including loan types, origination year and credit scores.
Loans evaluated collectively in a pool are monitored to ensure they continue to exhibit similar risk characteristics with other loans in a pool. If a loan does not share similar risk characteristics with other loans, expected credit losses for that loan are evaluated individually.
As of March 31, 2020, our review of the loan portfolio indicated that an allowance for loan losses of $53.6 million was appropriate to cover losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty COVID-19 had on the expected loss, may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2020, the allowance for loan losses increased $28.8 million, or 116.3%, to $53.6 million, or 1.49% of total loans, when compared to $24.8 million, or 0.69% of total loans at December 31, 2019. The increase in the provision for credit losses for the quarter was primarily due to the recent developments related to COVID-19 and the resulting impact on the economic assumptions used in the CECL model.
For the three months ended March 31, 2020, loan charge-offs were $1.0 million and recoveries were $451,000. For the three months ended March 31, 2019, loan charge-offs were $2.3 million and recoveries were $339,000. For the three months ended March 31, 2020, we recorded provision for credit losses on loans of $24.1 million an increase of $25.0 million, or 2,723.3%, from a partial reversal of provision of $918,000 for the same period in 2019. The increase was primarily due to the application of the CECL model and the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology, including the potential for credit deterioration. If the COVID-19 pandemic is prolonged, there is a material risk that credit losses and nonperforming assets may increase.
Purchased Credit Deteriorated (“PCD”) Loans
We have purchased certain loans that as of the date of purchase have experienced more-than-insignificant deterioration in credit quality since origination. Management evaluates these loans against a probability threshold to determine if substantially all of the contractually required payments will be received. PCD loans are recorded at the purchase price plus an allowance for credit losses which becomes the PCD loan's initial amortized cost. The non-credit related discount or premium, the difference between the initial amortized cost and the par value, will be amortized into interest income over the life of the loan. Any further changes to the allowance for credit losses are recorded through provision expense. In accordance with the adoption of ASU 2016-13, management did not reassess whether purchased credit impaired (“PCI”) assets met the criteria of PCD assets and elected to not maintain pools of loans as of the date of adoption. All PCD loans are evaluated based upon product type within the underlying segment.
Nonperforming Assets
Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and troubled debt restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal and interest payments in accordance with the terms of the respective loan agreements.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.  Restructured loans represent loans that have been renegotiated to provide a below market or deferral of interest or principal because of deterioration in the financial position of the borrowers.  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower are considered in judgments as to potential loan loss.

Southside Bancshares, Inc. | 53

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2019	March 31, 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$671	$405	$8	65.7%	8287.5%
1-4 family residential	3,025	2,611	1,395	15.9%	116.8%
Commercial	742	704	15,266	5.4%	(95.1)%
Commercial loans	549	944	758	(41.8)%	(27.6)%
Loans to individuals	234	299	264	(21.7)%	(11.4)%
Total nonaccrual loans (1)	5,221	4,963	17,691	5.2%	(70.5)%

Accruing loans past due more than 90 days (1)	—	—	7,927	—	(100.0)%
Troubled debt restructured loans(2)	11,448	12,014	11,490	(4.7)%	(0.4)%
Other real estate owned	734	472	978	55.5%	(24.9)%
Repossessed assets	—	—	25	—	(100.0)%
Total nonperforming assets	$17,403	$17,449	$38,111	(0.3)%	(54.3)%

Asset quality ratios:
Nonaccruing loans to total loans	0.14%	0.14%	0.54%
Allowance for loan losses to nonaccruing loans	1,027.35	499.64	136.54
Allowance for loan losses to nonperforming assets	308.21	142.11	63.38
Allowance for loan losses to total loans	1.49	0.69	0.73
Nonperforming assets to total assets	0.24	0.26	0.61
Net charge-offs to average loans	0.06	0.32	0.24
(1) Prior to the adoption of CECL, excluded PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated.
(2) Prior to the adoption of CECL, included $755,000 and $719,000 in PCI loans restructured as of December 31, 2019 and March 31, 2019, respectively.

The OREO at March 31, 2020 consisted primarily of commercial real estate, 1-4 family residential and construction properties. We are actively marketing all OREO properties and none are being held for investment purposes.

Southside Bancshares, Inc. | 54

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2020, these investments were 6.5% of total assets, as compared with 7.8% for December 31, 2019 and 6.6% for March 31, 2019. The decrease to 6.5% at March 31, 2020, is primarily reflective of the increase in total assets and changes in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  We may also purchase funds directly from the Federal Reserve Discount Window (“FRDW”). There were $189.5 million of borrowings from the FRDW at March 31, 2020, partially utilizing collateral of $495.0 million of municipal securities pledged to the FRDW. There were no federal funds purchased at March 31, 2020 or December 31, 2019.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2020, the line had no outstanding letters of credit.  At March 31, 2020, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities was approximately $936.2 million, net of FHLB stock purchases required.  The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits. At March 31, 2020, the amount of additional funding the Bank could obtain from the Federal Reserve’s discount window, collateralized by securities, was approximately $306 million.
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs. During March 2020, in response to COVID-19, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent and extended terms to 90 days to enhance market liquidity and encourage use of the discount window. In addition, the Federal Reserve announced it would begin quantitative easing, or large-scale asset purchases, consisting primarily of Treasury securities and MBS to stem the effects of the pandemic on the financial markets. A prolonged outbreak of the COVID-19 pandemic could cause a widespread liquidity crisis, and the availability of these funds or the options to sell securities currently held could be hindered. The full impact and duration of COVID-19 on our business is unknown but if it continues to curtail economic activity, it could impact our ability to obtain funding and result in the reduction of or the cessation of dividends.
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

Southside Bancshares, Inc. | 55

Capital Resources
Our total shareholders’ equity at March 31, 2020 decreased 1.1%, or $8.8 million, to $795.8 million, or 10.9% of total assets, compared to $804.6 million, or 11.9% of total assets at December 31, 2019.
The decrease in shareholders’ equity was the result of the repurchase of $25.8 million of our common stock, cash dividends paid of $10.5 million and a reduction to beginning retained earnings of $7.8 million for a cumulative-effect adjustment related to the adoption of ASU 2016-13, partially offset by other comprehensive income of $29.3 million, net income of $4.0 million, net issuance of common stock under employee stock plans of $1.1 million, stock compensation expense of $695,000 and common stock issued under our dividend reinvestment plan of $347,000.
At March 31, 2020, our Common Equity Tier 1 “CET1” capital ratio was 12.81 percent, a decrease of 126 basis points compared to December 31, 2019. The increase in our securities portfolio at the end of the period ended March 31, 2020 increased risk-weighted assets and contributed to the lower CET1 capital ratio.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplement instructions allowing banking organizations that implement ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, before the end of 2020 the option to delay for two years an estimate of the CECL methodologies effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to use this regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital, which resulted in a 32 basis point benefit to the CET1 capital ratio at March 31, 2020.
Management believes that, as of March 31, 2020, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.

Southside Bancshares, Inc. | 56

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$567,723	12.81%	$199,485	4.50%	N/A	N/A
Bank Only	$697,153	15.73%	$199,477	4.50%	$288,133	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$626,163	14.13%	$265,980	6.00%	N/A	N/A
Bank Only	$697,153	15.73%	$265,969	6.00%	$354,625	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$769,159	17.35%	$354,640	8.00%	N/A	N/A
Bank Only	$741,530	16.73%	$354,625	8.00%	$443,282	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$626,163	9.45%	$264,986	4.00%	N/A	N/A
Bank Only	$697,153	10.53%	$264,880	4.00%	$331,101	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$591,026	14.07%	$189,055	4.50%	N/A	N/A
Bank Only	$738,311	17.58%	$188,992	4.50%	$272,989	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$649,465	15.46%	$252,073	6.00%	N/A	N/A
Bank Only	$738,311	17.58%	$251,989	6.00%	$335,986	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$774,293	18.43%	$336,098	8.00%	N/A	N/A
Bank Only	$764,563	18.20%	$335,986	8.00%	$419,982	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$649,465	10.18%	$255,304	4.00%	N/A	N/A
Bank Only	$738,311	11.57%	$255,204	4.00%	$319,004	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2020, Southside Bancshares and Southside Bank meet all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2019 Form 10-K for further discussion of our capital requirements.

Southside Bancshares, Inc. | 57

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2020	2019
Return on average assets	0.23%	1.21%
Return on average shareholders’ equity	1.93	10.35
Dividend payout ratio – Basic	258.33	53.57
Dividend payout ratio – Diluted	258.33	53.57
Average shareholders’ equity to average total assets	11.94	11.70

Off-Balance-Sheet Arrangements, Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments. The allowance for credit losses on these off-balance-sheet credit exposures is included in other liabilities on our consolidated balance sheet and was $7.6 million as of March 31, 2020.

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2020	December 31, 2019
Unused commitments:
Commitments to extend credit	$874,065	$925,671
Standby letters of credit	17,697	17,211
Total	$891,762	$942,882

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

Securities. In the normal course of business we buy and sell securities. At March 31, 2020, there were $14.6 million of unsettled trades to purchase securities and $67.2 million unsettled trades to sell securities. At December 31, 2019, there were $17.5 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered certificates of deposits (“CD”) at March 31, 2020. There were $20.0 million unsettled issuances of brokered CDs at December 31, 2019.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Southside Bancshares, Inc. | 58

Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Branch Closure

Due to the close proximity of an acquired Diboll location to one of our branch locations in Palestine, Texas, we have made the decision to close the retail grocery store branch located at 2107 S. Loop 256, Palestine, TX 75801, effective July 17, 2020.

Subsequent Events

The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities. COVID-19 is likely to impact the Company’s future financial condition and results of operations including but not limited to additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel.

Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Subsequent events have been evaluated through May 8, 2020, which is the date these financial statements were issued.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Quarterly Report on Form 10-Q.
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in the 2019 Form 10-K.
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

Southside Bancshares, Inc. | 59

The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next twelve months for the periods presented.

	Anticipated impact over the next twelve months
	March 31,
Rate projections:	2020	2019
Increase:
100 basis points	1.24%	2.74%
200 basis points	(1.27)%	1.28%

Decrease:
100 basis points	(5.91)%	(1.60)%
200 basis points	(8.45)%	(5.76)%
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
In addition to interest rate risk, the recent COVID-19 pandemic and the related stay-at-home and self-distancing mandates will likely expose us to additional market value risk. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our commercial and 1-4 family portfolio segments.
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

Southside Bancshares, Inc. | 60

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

The following represents a material change in our risk factors from those disclosed in Part I - “Item 1A. Risk Factors” in the 2019 Form 10-K.

The novel coronavirus, COVID-19, has adversely affected our business, financial condition, results of operations and our liquidity and may continue to for the foreseeable future.

The COVID-19 pandemic has significantly impacted financial markets both globally and within the United States and could cause a global recession. The preventive measures taken to halt the spread of COVID-19 have significantly reduced commercial and consumer activity, financial transactions, increased unemployment and market instability and resulted in material decreases in oil and gas prices. The disruption of COVID-19 and the associated preventive measures could further disrupt the activities and business operations of our customers, as well as our own business operations.

The Federal Reserve lowered the primary credit rate by 50 and 100 basis points on March 3 and March 15, 2020, respectively, for a total of 150 basis points to 0.25 percent to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results for the remainder of 2020. The continued spread of COVID-19, prolonged orders to social distance, prolonged closures of workplaces and other businesses and an increase in the unemployment rate within the communities we serve, may also impair the ability of our borrowers to make their monthly loan payments, which would result in increases in delinquencies, declining collateral values, defaults, foreclosures and other losses on our loans as well as impact our operations and business. A protracted COVID-19 pandemic could further negatively affect the carrying amount of our goodwill, indefinite-lived intangibles and long-lived assets and result in realized losses on our financial assets. In addition, a decline in consumer confidence also could result in lower loan originations and decreases in deposits. It is not possible to predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume.

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. In compliance with social distancing guidelines issued by federal, state and local governments, we closed all of grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations are offering certain services by appointment only. All other banking services, including our motor banks, ATMs/ITMs and automated telephone, internet and mobile banking products are available to serve our customers. We may take further such actions that we determine are in the best

Southside Bancshares, Inc. | 61

interest of our employees, customers and communities or as may be required by government order. There is no assurance that these actions will be sufficient to successfully mitigate the risks presented by the pandemic or that our ability to operate will not be materially affected.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as many of our employees are required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from the coronavirus and unable to work, the attention of the management team could be diverted.

The potential effects of COVID-19 also could impact and heighten many of our risk factors included in Part I - “Item 1A. Risk Factors” in the 2019 Form 10-K, including, but not limited to: risks associated with information technology and systems, including service interruptions or security breaches; disruptions in services provided by third parties; projections related to U.S. agency MBS prepayments; changes in our management team or other key personnel and our ability to hire or retain key personnel; the analytical and forecasting models we use to estimate our credit losses and to measure the fair value of our financial instruments; our balance sheet strategy; our processes for managing risk; general political or economic conditions in the U.S.; economic conditions in the State of Texas; funding to provide liquidity; the failure to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting; the value of our goodwill and other intangible assets; declining crude oil prices; the impact of governmental regulation and supervision; the soundness of other financial institutions; volatility in our stock price. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in the 2019 Form 10-K, remain uncertain.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2020 - January 31, 2020	—	$—	—	974,385
February 1, 2020 - February 29, 2020	93,812	33.92	93,812	880,573
March 1, 2020 - March 31, 2020	775,911	29.20	775,911	1,104,662
Total	869,723	$29.71	869,723

On September 5, 2019, our board of directors authorized the repurchase of up to 1.0 million shares of common stock under the Stock Repurchase Plan (the “Plan”). On March 12, 2020, our board of directors increased the authorization under the Plan by an additional 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares. Subsequent to March 31, 2020, there have been no additional purchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

Southside Bancshares, Inc. | 62

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

Southside Bancshares, Inc. | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	May 8, 2020	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 8, 2020	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. | 64