Form 10-Q
period 2020-06-30
SOUTHSIDE BANCSHARES INC
filed 2020-07-31
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 29, 2020 was 33,033,320 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share amounts)

	June 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$81,271	$66,949
Interest earning deposits	19,535	43,748
Total cash and cash equivalents	100,806	110,697
Securities:
Securities available for sale, at estimated fair value (amortized cost of $2,548,220 and $2,306,741, respectively)	2,679,521	2,358,597
Securities held to maturity (estimated fair value of $130,681 and $138,879, respectively)	120,384	134,863
Federal Home Loan Bank stock, at cost	55,689	50,087
Equity investments	12,301	12,331
Loans held for sale	3,392	383
Loans:
Loans	3,852,571	3,568,204
Less: Allowance for loan losses	(59,868)	(24,797)
Net loans	3,792,703	3,543,407
Premises and equipment, net	147,715	143,912
Operating lease right-of-use assets	17,077	9,755
Goodwill	201,116	201,116
Other intangible assets, net	11,450	13,361
Interest receivable	36,853	28,452
Unsettled trades to sell securities	2,923	—
Unsettled issuances of brokered certificates of deposit	—	20,000
Bank owned life insurance	114,248	100,498
Other assets	33,433	21,454
Total assets	$7,329,611	$6,748,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,398,179	$1,040,112
Interest bearing	3,672,365	3,662,657
Total deposits	5,070,544	4,702,769
Other borrowings	71,305	28,358
Federal Home Loan Bank borrowings	1,094,158	972,744
Subordinated notes, net of unamortized debt issuance costs	98,663	98,576
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,253	60,250
Deferred tax liability, net	8,093	4,823
Unsettled trades to purchase securities	26,359	17,538
Operating lease liabilities	18,164	10,174
Other liabilities	64,467	49,101
Total liabilities	6,512,006	5,944,333

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,909,801 shares issued at June 30, 2020 and 37,887,662 shares issued at December 31, 2019)	47,387	47,360
Paid-in capital	769,407	766,718
Retained earnings	77,134	80,274
Treasury stock: (shares at cost, 4,877,358 at June 30, 2020 and 4,064,405 at December 31, 2019)	(119,334)	(94,008)
Accumulated other comprehensive income	43,011	4,236
Total shareholders’ equity	817,605	804,580
Total liabilities and shareholders’ equity	$7,329,611	$6,748,913
The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 1

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans	$39,115	$42,982	$81,010	$84,601
Taxable investment securities	732	27	1,244	55
Tax-exempt investment securities	9,221	3,527	15,427	7,645
Mortgage-backed securities	9,044	13,246	20,578	25,720
Federal Home Loan Bank stock and equity investments	360	440	785	795
Other interest earning assets	23	450	203	883
Total interest income	58,495	60,672	119,247	119,699
Interest expense:
Deposits	6,229	11,457	16,148	22,698
Federal Home Loan Bank borrowings	2,929	3,899	6,903	8,356
Subordinated notes	1,412	1,410	2,823	2,810
Trust preferred subordinated debentures	491	718	1,091	1,447
Other borrowings	163	57	310	132
Total interest expense	11,224	17,541	27,275	35,443
Net interest income	47,271	43,131	91,972	84,256
Provision for credit losses	5,245	2,506	30,492	1,588
Net interest income after provision for credit losses	42,026	40,625	61,480	82,668
Noninterest income:
Deposit services	5,532	6,652	11,811	12,638
Net gain on sale of securities available for sale	2,662	416	8,203	672
Gain on sale of loans	683	181	853	274
Trust fees	1,221	1,520	2,526	3,061
Bank owned life insurance	650	559	1,219	1,103
Brokerage services	499	477	1,079	994
Other	946	1,449	2,000	2,050
Total noninterest income	12,193	11,254	27,691	20,792
Noninterest expense:
Salaries and employee benefits	18,629	17,891	38,272	35,937
Net occupancy	3,668	3,289	6,979	6,464
Advertising, travel & entertainment	292	733	1,124	1,580
ATM expense	233	246	457	426
Professional fees	1,082	1,069	2,277	2,383
Software and data processing	1,295	1,086	2,522	2,162
Communications	506	489	999	976
FDIC insurance	174	437	199	859
Amortization of intangibles	931	1,129	1,911	2,308
Other	3,046	3,331	5,636	6,232
Total noninterest expense	29,856	29,700	60,376	59,327
Income before income tax expense	24,363	22,179	28,795	44,133
Income tax expense	2,809	3,569	3,288	6,706
Net income	$21,554	$18,610	$25,507	$37,427

Earnings per common share – basic	$0.65	$0.55	$0.76	$1.11
Earnings per common share – diluted	$0.65	$0.55	$0.76	$1.11
Cash dividends paid per common share	$0.31	$0.31	$0.62	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 2

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$21,554	$18,610	$25,507	$37,427
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain on available for sale securities during the period	25,813	32,196	87,299	78,822
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	215	80	336	571
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(2,662)	(416)	(8,203)	(672)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(5,439)	(5,653)	(25,039)	(8,773)
Reclassification adjustment of net loss (gain) related to derivatives designated as cash flow hedges	797	(642)	696	(1,310)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	661	648	1,388	1,189
Prior service cost adjustment due to plan amendment	163	—	163	—
Change in net actuarial loss	(7,558)	—	(7,558)	—
Other comprehensive income, before tax	11,990	26,213	49,082	69,827
Income tax expense related to items of other comprehensive income	(2,518)	(5,505)	(10,307)	(14,664)
Other comprehensive income, net of tax	9,472	20,708	38,775	55,163
Comprehensive income	$31,026	$39,318	$64,282	$92,590

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$47,360	$766,718	$80,274	$(94,008)	$4,236	$804,580
Cumulative effect of accounting change	—	—	(7,830)	—	—	(7,830)
Adjusted beginning balance	47,360	766,718	72,444	(94,008)	4,236	796,750
Net income	—	—	3,953	—	—	3,953
Other comprehensive income	—	—	—	—	29,303	29,303
Issuance of common stock for dividend reinvestment plan (10,607 shares)	13	334	—	—	—	347
Purchase of common stock (869,723 shares)	—	—	—	(25,842)	—	(25,842)
Stock compensation expense	—	695	—	—	—	695
Net issuance of common stock under employee stock plans (47,428 shares)	—	693	(40)	435	—	1,088
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,494)	—	—	(10,494)
Balance at March 31, 2020	47,373	768,440	65,863	(119,415)	33,539	795,800
Net income	—	—	21,554	—	—	21,554
Other comprehensive income	—	—	—	—	9,472	9,472
Issuance of common stock for dividend reinvestment plan (11,532 shares)	14	322	—	—	—	336
Stock compensation expense	—	772	—	—	—	772
Net issuance of common stock under employee stock plans (9,342 shares)	—	(127)	(50)	81	—	(96)
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,233)	—	—	(10,233)
Balance at June 30, 2020	$47,387	$769,407	$77,134	$(119,334)	$43,011	$817,605

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

Southside Bancshares, Inc. | 5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$25,507	$37,427
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	6,053	6,053
Securities premium amortization (discount accretion), net	11,178	5,946
Loan (discount accretion) premium amortization, net	(406)	(940)
Provision for credit losses	30,492	1,588
Stock compensation expense	1,467	1,232
Deferred tax (benefit) expense	(4,955)	142
Net gain on sale of securities available for sale	(8,203)	(672)
Net loss on premises and equipment	59	220
Gross proceeds from sales of loans held for sale	25,633	9,745
Gross originations of loans held for sale	(28,642)	(10,956)
Net loss (gain) on other real estate owned	9	(90)
Retirement plan curtailment expense	163	—
Net change in:
Interest receivable	(8,401)	2,120
Other assets	(9,804)	(89)
Interest payable	(1,404)	1,617
Other liabilities	(21,277)	(18,527)
Net cash provided by operating activities	17,469	34,816

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(711,897)	(784,921)
Sales	285,478	713,946
Maturities, calls and principal repayments	187,896	60,288
Securities held to maturity:
Maturities, calls and principal repayments	14,405	15,714
Proceeds from redemption of Federal Home Loan Bank stock and equity investments	—	8,788
Purchases of Federal Home Loan Bank stock and equity investments	(5,545)	(21,210)
Net loan originations	(284,755)	(150,798)
Purchases of premises and equipment	(7,886)	(7,900)
Proceeds from sales of premises and equipment	86	34
Proceeds from sales of other real estate owned	186	490
Purchases of bank owned life insurance	(12,500)	—
Proceeds from sales of repossessed assets	54	227
Net cash used in investing activities	(534,478)	(165,342)

(continued)

Southside Bancshares, Inc. | 6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2020	2019
FINANCING ACTIVITIES:
Net change in deposits	$387,651	$69,276
Net change in other borrowings	42,947	(10,746)
Proceeds from Federal Home Loan Bank borrowings	5,047,401	2,959,200
Repayment of Federal Home Loan Bank borrowings	(4,925,987)	(2,854,506)
Proceeds from stock option exercises	1,130	534
Cash paid to tax authority related to tax withholding on share-based awards	(138)	(249)
Purchase of common stock	(25,842)	(1,325)
Proceeds from the issuance of common stock for dividend reinvestment plan	683	704
Cash dividends paid	(20,727)	(20,560)
Net cash provided by financing activities	507,118	142,328

Net (decrease) increase in cash and cash equivalents	(9,891)	11,802
Cash and cash equivalents at beginning of period	110,697	120,719
Cash and cash equivalents at end of period	$100,806	$132,521

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$28,679	$33,826
Income taxes paid	$5,000	$3,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$380	$505
Unsettled trades to purchase securities	$(26,359)	$(38,569)
Unsettled trades to sell securities	$2,923	$—

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. | 7

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

Southside Bancshares, Inc. | 8

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
The following table reflects the impact of ASU 2016-13 on our allowances for credit losses as of January 1, 2020, the date of adoption:

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
Industry and our own experience indicates that a portion of our loans will become delinquent and a portion of our loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan. We charge-off loans when deemed uncollectible. Our policy is to charge-off or partially charge-off a retail credit after it is 120 days past due. Charge-offs on commercial credits are determined on a case-by-case basis when a credit loss has been confirmed.
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
Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheet net of allowance for credit losses, if any. As of June 30, 2020, there was no allowance for credit losses on our HTM securities portfolio.

Southside Bancshares, Inc. | 9

Premiums and Discounts. Premiums and discounts on debt securities are generally amortized over the contractual life of the security, except for mortgage backed securities where prepayments are anticipated and for callable debt securities whose premiums are amortized to the earliest call date in accordance with ASC 310. The amortization of purchased premium or discount is included in interest income on our consolidated statements of income. Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method. On January 1, 2019, we adopted ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” and in conjunction with the adoption recognized a cumulative effect adjustment to reduce retained earnings by $16.5 million, before tax, related to premiums on callable debt securities. With the adoption of ASU 2017-08, premiums on debt securities will be amortized to the earliest call date.
Allowance for Credit Losses - Available for Sale Securities. For AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we write the security down to fair value through income. For those AFS debt securities that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit losses or other factors. Management assesses the financial condition and near-term prospects of the issuer, industry and/or geographic conditions, credit ratings as well as other indicators at the individual security level. If a credit loss is determined to exist, the present value of discounted cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost. Any impairment that is not recorded through an allowance for credit losses is recognized in comprehensive income. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses. Prior to the adoption of ASU 2016-13, the credit related portion of an other-than-temporary impairment was recognized as a direct write-down of the AFS debt security.
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
Our state and political subdivisions include highly-rated municipal securities with a long history of no credit losses. Our investment policy prohibits bond purchases with a rating less than BAA and limits our entity concentration. We utilize term structures and due to no prior loss exposure on our state and political subdivision securities, we apply third party average data to model our securities to represent the portion of the asset that would be lost if the issuer were to default. These third party estimates of recoveries and defaults, adjusted for constant probability over the securities expected life, are used to evaluate the expected loss of the securities. Due to the limited number and the nature of the HTM state and political subdivisions we hold, we do not model these securities as a pool, but on the specific identification method in conjunction with the application of our third-party fair value measurement.
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

Southside Bancshares, Inc. | 10

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
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities

Southside Bancshares, Inc. | 11

that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and Diluted Earnings:
Net income	$21,554	$18,610	$25,507	$37,427
Basic weighted-average shares outstanding	33,016	33,726	33,353	33,711
Add: Stock awards	67	150	92	151
Diluted weighted-average shares outstanding	33,083	33,876	33,445	33,862
Basic earnings per share:
Net income	$0.65	$0.55	$0.76	$1.11
Diluted earnings per share:
Net income	$0.65	$0.55	$0.76	$1.11

For the three and six months ended June 30, 2020, there were approximately 860,000 and 813,000 anti-dilutive shares, respectively. For the three and six months ended June 30, 2019, there were approximately 480,000 and 485,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. | 12

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$82,330	$(17,236)	$(146)	$(31,409)	$33,539
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	25,813	(5,439)	163	(7,558)	12,979
Reclassification adjustments included in net income	(2,447)	797	(3)	664	(989)
Income tax (expense) benefit	(4,906)	974	(34)	1,448	(2,518)
Net current-period other comprehensive income (loss), net of tax	18,460	(3,668)	126	(5,446)	9,472
Ending balance, net of tax	$100,790	$(20,904)	$(20)	$(36,855)	$43,011

	Six Months Ended June 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	87,299	(25,039)	163	(7,558)	54,865
Reclassification adjustments included in net income	(7,867)	696	(4)	1,392	(5,783)
Income tax (expense) benefit	(16,680)	5,111	(34)	1,296	(10,307)
Net current-period other comprehensive income (loss), net of tax	62,752	(19,232)	125	(4,870)	38,775
Ending balance, net of tax	$100,790	$(20,904)	$(20)	$(36,855)	$43,011

Southside Bancshares, Inc. | 13

	Three Months Ended June 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$5,901	$4,153	$(140)	$(25,687)	$(15,773)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	32,196	(5,653)	—	—	26,543
Reclassification adjustments included in net income	(336)	(642)	(3)	651	(330)
Income tax (expense) benefit	(6,691)	1,322	1	(137)	(5,505)
Net current-period other comprehensive income (loss), net of tax	25,169	(4,973)	(2)	514	20,708
Ending balance, net of tax	$31,070	$(820)	$(142)	$(25,173)	$4,935

	Six Months Ended June 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	78,822	(8,773)	—	—	70,049
Reclassification adjustments included in net income	(101)	(1,310)	(4)	1,193	(222)
Income tax (expense) benefit	(16,531)	2,117	1	(251)	(14,664)
Net current-period other comprehensive income (loss), net of tax	62,190	(7,966)	(3)	942	55,163
Ending balance, net of tax	$31,070	$(820)	$(142)	$(25,173)	$4,935

Southside Bancshares, Inc. | 14

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(215)	$(80)	$(336)	$(571)
Tax benefit	46	17	71	120
Net of tax	(169)	(63)	(265)	(451)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	2,662	416	8,203	672
Tax expense	(559)	(87)	(1,723)	(141)
Net of tax	2,103	329	6,480	531

Derivatives:
Realized net (loss) gain on interest rate swap derivatives (3)	(803)	621	(710)	1,267
Tax benefit (expense)	168	(130)	149	(266)
Net of tax	(635)	491	(561)	1,001

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	6	21	14	43
Tax expense	(2)	(4)	(3)	(9)
Net of tax	4	17	11	34

Amortization of pension plan:
Net actuarial loss (4)	(664)	(651)	(1,392)	(1,193)
Prior service credit (4)	3	3	4	4
Total before tax	(661)	(648)	(1,388)	(1,189)
Tax benefit	139	136	291	250
Net of tax	(522)	(512)	(1,097)	(939)
Total reclassifications for the period, net of tax	$781	$262	$4,568	$176
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities available for sale on the consolidated statements of income.

(3)	Included in interest expense for Federal Home Loan Bank of Dallas (“FHLB”) borrowings on the consolidated statements of income.

(4)	These AOCI components are included in the computation of net periodic pension cost (income) presented in “Note 8 – Employee Benefit Plans.”

Southside Bancshares, Inc. | 15

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale (“AFS”) and held to maturity (“HTM”) as of June 30, 2020 and December 31, 2019 are reflected in the tables below (in thousands):

	June 30, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,392,005	$76,936	$35	$1,468,906
Other stocks and bonds	7,000	—	9	6,991
Mortgage-backed securities: (1)
Residential	1,024,281	48,577	16	1,072,842
Commercial	124,934	6,028	180	130,782
Total	$2,548,220	$131,541	$240	$2,679,521

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,872	$25	$—	$2,897
Mortgage-backed securities: (1)
Residential	56,950	5,436	—	62,386
Commercial	60,562	4,836	—	65,398
Total	$120,384	$10,297	$—	$130,681

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$780,376	$23,832	$1,406	$802,802
Other stocks and bonds	10,000	137	—	10,137
Mortgage-backed securities: (1)
Residential	1,286,110	25,662	1,130	1,310,642
Commercial	230,255	4,795	34	235,016
Total	$2,306,741	$54,426	$2,570	$2,358,597

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,888	$30	$—	$2,918
Mortgage-backed securities: (1)
Residential	59,701	2,586	139	62,148
Commercial	72,274	1,622	83	73,813
Total	$134,863	$4,238	$222	$138,879
(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Investment securities and MBS with carrying values of $1.53 billion and $1.12 billion were pledged as of June 30, 2020 and December 31, 2019, respectively, to collateralize FHLB borrowings, borrowings from the Federal Reserve Discount Window, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
Southside Bancshares, Inc. | 16

The following tables represent the fair value and unrealized losses on AFS investment and mortgage-backed securities for which an allowance for credit losses has not been recorded as of June 30, 2020 and AFS and HTM investment and mortgage-backed securities as of December 31, 2019, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$9,683	$35	$—	$—	$9,683	$35
Other stocks and bonds	6,991	9	—	—	6,991	9
Mortgage-backed securities:
Residential	5,638	16	—	—	5,638	16
Commercial	4,715	180	—	—	4,715	180
Total	$27,027	$240	$—	$—	$27,027	$240

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$158,629	$1,270	$7,555	$136	$166,184	$1,406
Mortgage-backed securities:
Residential	101,779	980	21,696	150	123,475	1,130
Commercial	13,555	32	1,446	2	15,001	34
Total	$273,963	$2,282	$30,697	$288	$304,660	$2,570

HELD TO MATURITY
Mortgage-backed securities:
Residential	$272	$9	$2,304	$130	$2,576	$139
Commercial	12,781	67	1,788	16	14,569	83
Total	$13,053	$76	$4,092	$146	$17,145	$222

With the adoption of ASU 2016-13, for those AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we write the security down to fair value with an adjustment to earnings. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit-related factors, using both qualitative and quantitative criteria. Determining the allowance under the credit loss method requires the use of a discounted cash flow method to assess the credit losses. Any credit-related impairment will be recognized in allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Noncredit-related impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.

Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the three and six months ended June 30, 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies, are highly rated by major ratings agencies and also have a long history of no credit losses. Our other stocks and bonds as of June 30, 2020 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are largely due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of June 30, 2020, we did not have an allowance for credit losses on our AFS securities.

Southside Bancshares, Inc. | 17

We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of June 30, 2020, we elected to use the specific identification method to model these securities which aligns with our third party fair value measurement process. The model determined the expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the three and six months ended June 30, 2020. We recognize the change in the allowance for credit losses due to the passage of time for our HTM debt securities, if any, in provision for credit losses. As of June 30, 2020, we did not have an allowance for credit losses on our HTM securities.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $3.7 million ($2.9 million, net of tax) at both June 30, 2020 and December 31, 2019. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the six months ended June 30, 2020 or the year ended December 31, 2019.

The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2020, accrued interest receivable on AFS and HTM debt securities totaled $20.9 million and $342,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2020.

The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019
State and political subdivisions	$9,869	$3,527
Other stocks and bonds	84	27
Mortgage-backed securities	9,044	13,246
Total interest income on securities	$18,997	$16,800

	Six Months Ended June 30,
	2020	2019
State and political subdivisions	$16,494	$7,645
Other stocks and bonds	177	55
Mortgage-backed securities	20,578	25,720
Total interest income on securities	$37,249	$33,420

There was a $8.2 million net realized gain from the AFS securities portfolio for the six months ended June 30, 2020, which consisted of $8.3 million in realized gains and $89,000 in realized losses.  There was a $672,000 net realized gain from the AFS securities portfolio for the six months ended June 30, 2019, which consisted of $5.5 million in realized gains and $4.9 million in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2020 or 2019.  We calculate realized gains and losses on sales of securities under the specific identification method.

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

Southside Bancshares, Inc. | 18

The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2020, are presented below by contractual maturity (in thousands):

	June 30, 2020
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$1,293	$1,305
Due after one year through five years	5,550	5,676
Due after five years through ten years	40,469	42,260
Due after ten years	1,351,693	1,426,656
	1,399,005	1,475,897
Mortgage-backed securities:	1,149,215	1,203,624
Total	$2,548,220	$2,679,521

	June 30, 2020
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$115	$115
Due after one year through five years	1,652	1,666
Due after five years through ten years	1,105	1,116
Due after ten years	—	—
	2,872	2,897
Mortgage-backed securities:	117,512	127,784
Total	$120,384	$130,681

Equity Investments

Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2020 and December 31, 2019, we had equity investments recorded in our consolidated balance sheets of $12.3 million.

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

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gains recognized during the period on equity investments	$1	$87	$54	$163
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains recognized during the reporting period on equity investments held at the reporting date	$1	$87	$54	$163

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2020.

FHLB Stock

Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2020, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

Southside Bancshares, Inc. | 19

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate loans:
Construction	$570,801	$644,948
1-4 family residential	761,815	787,562
Commercial	1,406,541	1,250,208
Commercial loans	639,162	401,521
Municipal loans	377,428	383,960
Loans to individuals	96,824	100,005
Total loans	3,852,571	3,568,204
Less: Allowance for loan losses	59,868	24,797
Net loans	$3,792,703	$3,543,407

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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2020 consisted of $1.21 billion of owner and non-owner occupied real estate, $177.3 million of loans secured by multi-family properties and $16.9 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

Southside Bancshares, Inc. | 20

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

Southside Bancshares, Inc. | 21

The following table sets forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$49,073	$206,235	$107,128	$71,865	$4,028	$10,416	$120,785	$569,530
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	3	—	3
Substandard	—	993	—	—	—	52	—	1,045
Doubtful	—	—	—	—	—	200	—	200
Total construction real estate	$49,073	$207,228	$107,128	$71,865	$4,051	$10,671	$120,785	$570,801

1-4 family residential real estate:
Pass	$74,134	$135,508	$89,875	$73,794	$73,270	$304,463	$3,226	$754,270
Pass watch	—	—	—	—	—	15	—	15
Special mention	—	—	—	—	—	12	—	12
Substandard	—	—	—	211	1,447	4,822	115	6,595
Doubtful	—	—	22	163	172	566	—	923
Total 1-4 family residential real estate	$74,134	$135,508	$89,897	$74,168	$74,889	$309,878	$3,341	$761,815

Commercial real estate:
Pass	$138,173	$377,627	$171,784	$284,858	$127,370	$239,745	$13,874	$1,353,431
Pass watch	—	—	2,224	—	—	10,764	—	12,988
Special mention	—	—	7,082	142	—	5,808	—	13,032
Substandard	6,920	2,604	2,406	115	639	14,329	—	27,013
Doubtful	—	—	—	—	—	77	—	77
Total commercial real estate	$145,093	$380,231	$183,496	$285,115	$128,009	$270,723	$13,874	$1,406,541

Commercial loans:
Pass	$341,978	$89,484	$44,639	$15,472	$7,228	$8,522	$116,169	$623,492
Pass watch	144	540	49	—	—	1	17	751
Special mention	—	967	459	245	364	642	1,300	3,977
Substandard	1,838	880	762	332	5	259	6,402	10,478
Doubtful	—	151	277	26	9	1	—	464
Total commercial loans	$343,960	$92,022	$46,186	$16,075	$7,606	$9,425	$123,888	$639,162

Municipal loans:
Pass	$24,854	$71,330	$35,969	$64,103	$26,823	$154,349	$—	$377,428
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$24,854	$71,330	$35,969	$64,103	$26,823	$154,349	$—	$377,428

Loans to individuals:
Pass	$27,088	$36,603	$15,969	$7,758	$3,113	$1,678	$4,102	$96,311
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	5	5
Substandard	3	34	75	74	48	26	7	267
Doubtful	15	13	14	109	83	7	—	241
Total loans to individuals	$27,106	$36,650	$16,058	$7,941	$3,244	$1,711	$4,114	$96,824
Total loans	$664,220	$922,969	$478,734	$519,267	$244,622	$756,757	$266,002	$3,852,571

Southside Bancshares, Inc. | 22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$1,633	$10	$380	$2,023	$568,778	$570,801
1-4 family residential	1,859	1,655	1,873	5,387	756,428	761,815
Commercial	185	382	—	567	1,405,974	1,406,541
Commercial loans	1,011	391	102	1,504	637,658	639,162
Municipal loans	—	—	—	—	377,428	377,428
Loans to individuals	656	212	149	1,017	95,807	96,824
Total	$5,344	$2,650	$2,504	$10,498	$3,842,073	$3,852,571

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$1,236	$229	$337	$1,802	$643,146	$644,948
1-4 family residential	8,788	1,077	1,607	11,472	776,090	787,562
Commercial	795	259	536	1,590	1,248,618	1,250,208
Commercial loans	1,917	722	651	3,290	398,231	401,521
Municipal loans	—	—	—	—	383,960	383,960
Loans to individuals	660	261	128	1,049	98,956	100,005
Total	$13,396	$2,548	$3,259	$19,203	$3,549,001	$3,568,204

(1)	Prior to the adoption of CECL, included PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated.

Southside Bancshares, Inc. | 23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Construction	$630	$405
1-4 family residential	3,138	2,611
Commercial	929	704
Commercial loans	610	944
Loans to individuals	332	299
Total nonaccrual loans (1)	5,639	4,963

Accruing loans past due more than 90 days	—	—
Troubled debt restructured loans(2)	11,367	12,014
Other real estate owned	586	472
Repossessed assets	8	—
Total nonperforming assets	$17,600	$17,449

(1)
Prior to the adoption of CECL, excluded PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated. Includes $380,000 and $469,000 of restructured loans as of June 30, 2020 and December 31, 2019, respectively.

(2)	As of December 31, 2019, prior to the adoption of CECL, included $755,000 in PCI loans restructured.

We reversed $14,000 and $143,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2020, respectively. We had $1.7 million of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2020.

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2020, we had $11.8 million of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $1.1 million and $992,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2020 and December 31, 2019, respectively.

Southside Bancshares, Inc. | 24

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

In response to the COVID-19 pandemic, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below.

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial loans	$—	$—	$148	$148	2
Total	$—	$—	$148	$148	2

	Six Months Ended June 30, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$59	$59	1
Commercial loans	—	—	150	150	3
Total	$—	$—	$209	$209	4

	Three Months Ended June 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$96	$96	1
Commercial loans	—	—	485	485	4
Loans to individuals	—	—	25	25	3
Total	$—	$—	$606	$606	8

Southside Bancshares, Inc. | 25

	Six Months Ended June 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$111	$111	1
Commercial	7,594	—	96	7,690	2
Commercial loans	56	—	485	541	5
Loans to individuals	—	—	39	39	5
Total	$7,650	$—	$731	$8,381	13

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the six months ended June 30, 2020 and 2019 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loans losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2020, and 2019 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At June 30, 2020 and 2019, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Southside Bancshares, Inc. | 26

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$9,654	$2,640	$36,120	$4,519	$47	$658	$53,638
Loans charged-off	—	(2)	—	(225)	—	(319)	(546)
Recoveries of loans charged-off	—	16	12	56	—	352	436
Net loans (charged-off) recovered	—	14	12	(169)	—	33	(110)
Provision for (reversal of) loan losses(1)	(1,154)	48	7,653	(129)	—	(78)	6,340
Balance at end of period	$8,500	$2,702	$43,785	$4,221	$47	$613	$59,868

	Six Months Ended June 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(33)	(56)	(21)	(521)	—	(910)	(1,541)
Recoveries of loans charged-off	11	20	81	130	—	645	887
Net loans (charged-off) recovered	(22)	(36)	60	(391)	—	(265)	(654)
Provision for (reversal of) loan losses(1)	2,030	358	26,090	1,815	(1)	130	30,422
Balance at end of period	$8,500	$2,702	$43,785	$4,221	$47	$613	$59,868

Southside Bancshares, Inc. | 27

	Three Months Ended June 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,259	$3,382	$10,660	$4,287	$508	$1,059	$24,155
Loans charged-off	—	—	(1,661)	(130)	—	(606)	(2,397)
Recoveries of loans charged-off	—	3	19	123	—	296	441
Net loans (charged-off) recovered	—	3	(1,642)	(7)	—	(310)	(1,956)
Provision for (reversal of) loan losses	(660)	137	1,516	1,266	22	225	2,506
Balance at end of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705

	Six Months Ended June 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Loans charged-off	—	(18)	(2,876)	(581)	—	(1,207)	(4,682)
Recoveries of loans charged-off	—	6	38	153	—	583	780
Net loans (charged-off) recovered	—	(12)	(2,838)	(428)	—	(624)	(3,902)
Provision for (reversal of) loan losses	2	(310)	(596)	2,000	5	487	1,588
Balance at end of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705

(1)
The increase in the provision for credit losses during 2020 was primarily due to the application of the CECL model and the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology.

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the accrued interest on our loan portfolio was $15.6 million and $14.2 million, respectively.
Southside Bancshares, Inc. | 28

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2020	December 31, 2019
Other borrowings:
Balance at end of period	$71,305	$28,358
Average amount outstanding during the period (1)	137,785	15,645
Maximum amount outstanding during the period (2)	219,259	28,358
Weighted average interest rate during the period (3)	0.5%	1.7%
Interest rate at end of period (4)	0.6%	1.7%

Federal Home Loan Bank borrowings:
Balance at end of period	$1,094,158	$972,744
Average amount outstanding during the period (1)	1,098,083	868,859
Maximum amount outstanding during the period (2)	1,274,370	1,077,883
Weighted average interest rate during the period (3)	1.3%	2.0%
Interest rate at end of period (4)	0.5%	1.8%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The maximum amount outstanding at any month-end during the period.

(3)
The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.

(4)	Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2020 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$71,305	$—	$—	$—	$—	$—	$71,305
Federal Home Loan Bank borrowings	1,089,790	666	695	725	756	1,526	1,094,158
Total obligations	$1,161,095	$666	$695	$725	$756	$1,526	$1,165,463

Other borrowings include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve Discount Window (“FRDW”). Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were $28.0 million of borrowings from the FRDW at June 30, 2020, partially utilizing collateral of $784.9 million of municipal securities and Paycheck Protection Program (“PPP”) loans pledged to the FRDW. To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. There were no federal funds purchased at June 30, 2020 or December 31, 2019.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2020, the line had no outstanding letters of credit. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $43.3 million at June 30, 2020 and $28.4 million at December 31, 2019, and had maturities of less than one year.  During the fourth quarter of 2019, Southside Bank entered into a $20.0 million variable rate repurchase agreement with an interest rate tied to one-month LIBOR. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

Southside Bancshares, Inc. | 29

FHLB borrowings represent borrowings with fixed and floating interest rates ranging from 0.25% to 4.799% and with remaining maturities of six days to 8 years at June 30, 2020.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2020, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $980.9 million, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions with rates tied to LIBOR. These agreements totaled $690.0 million at June 30, 2020 and $310.0 million at December 31, 2019. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $670.0 million of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average rate of 1.15% with an average weighted maturity of 4.3 years at June 30, 2020. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

Southside Bancshares, Inc. | 30

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Subordinated notes: (1)
5.50% Subordinated notes, net of unamortized debt issuance costs (2)	$98,663	$98,576
Total Subordinated notes	98,663	98,576
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,561	20,558
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,253	60,250
Total Long-term debt	$158,916	$158,826

(1)	This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.

(2)	The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.3 million at June 30, 2020 and $1.4 million at December 31, 2019.

(3)	This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(4)
The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $58,000 at June 30, 2020 and $61,000 at December 31, 2019.

As of June 30, 2020, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. | 31

8.     Employee Benefit Plans

We have a defined benefit pension plan (the “Plan”) pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. Entrance into the Plan by new employees was frozen effective December 31, 2005.  Employees hired after December 31, 2005 are not eligible to participate in the Plan.  All participants in the Plan are fully vested.  Additionally, we have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

On June 18, 2020, the Company’s Board of Directors approved changes to the Plan and Restoration Plan to freeze all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective December 31, 2020. As a result of the decision, the Plan liability was remeasured as of June 30, 2020. The Company recognized the Plan freeze as a curtailment since it eliminates the accrual of defined benefits for future services for participants. The impact of the curtailment included a one-time accelerated recognition of outstanding unamortized prior service costs of $163,000. We also recorded a decrease to our accumulated other comprehensive income, included in shareholders’ equity, of approximately $6.0 million due primarily to the decrease in the discount rate from 3.41% to 2.78%.

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2020	2019	2020	2019	2020	2019
Service cost	$405	$394	$—	$—	$46	$110
Interest cost	850	919	40	43	156	195
Expected return on assets	(1,320)	(1,511)	(67)	(73)	—	—
Net loss amortization	553	470	3	—	108	181
Prior service (credit) cost amortization	(4)	(4)	—	—	1	1
Loss due to curtailment	151	—	—	—	12	—
Net periodic benefit cost (income)	$635	$268	$(24)	$(30)	$323	$487

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2020	2019	2020	2019	2020	2019
Service cost	$828	$710	$—	$—	$131	$170
Interest cost	1,687	1,827	81	84	316	356
Expected return on assets	(2,988)	(3,015)	(151)	(146)	—	—
Net loss amortization	1,086	913	5	—	301	280
Prior service (credit) cost amortization	(7)	(7)	—	—	3	3
Loss due to curtailment	151	—	—	—	12	—
Net periodic benefit cost (income)	$757	$428	$(65)	$(62)	$763	$809

The service cost component is recorded on our consolidated income statements as salaries and employee benefits in noninterest expense while all other components other than service cost are recorded in other noninterest expense.

During the three months ended June 30, 2020, we updated our expected long-term rate of return on plan assets for the Plan and our acquired OmniAmerican Bank Defined Benefit Plan from 7.25% to 6.50%.

The noncash adjustment to the employee benefit plan liabilities, consisting of changes in prior service cost and net loss, was $6.0 million for the six months ended June 30, 2020.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, cash flow hedges of forecasted transactions, fair value hedges of a recognized asset or liability or as non-hedging instruments. Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to earnings in the same periods that the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

At June 30, 2020 and December 31, 2019, net derivative liabilities included $48.6 million and $10.1 million, respectively, of cash collateral held by counterparties subject to master netting agreements. We had $84,000 and $883,000 of cash collateral receivable that was not offset against derivative liabilities at June 30, 2020 and December 31, 2019, respectively.

Southside Bancshares, Inc. | 32

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$670,000	$—	$26,471	$270,000	$1,513	$3,655
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	135,776	—	22,416	131,685	56	8,031
Swaps-Customer counterparties	135,776	22,416	—	131,685	8,031	56
Gross derivatives		22,416	48,887		9,600	11,742
Offsetting derivative assets/liabilities		—	—		(1,569)	(1,569)
Cash collateral received/posted		—	(48,626)		—	(10,117)
Net derivatives included in the consolidated balance sheets (2)		$22,416	$261		$8,031	$56

(1)
Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(2)
Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $84,000 credit exposure related to interest rate swaps with financial institutions and $22.4 million related to interest rate swaps with customers at June 30, 2020. We had $883,000 credit exposure related to interest rate swaps with financial institutions and $8.0 million related to interest rate swaps with customers at December 31, 2019. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$670,000	4.3	0.26%	1.15%	$270,000	3.8	1.77%	1.58%
Swaps-Non-hedging
Financial institution counterparties	135,776	10.3	0.21	2.45	131,685	10.6	1.71	2.47
Customer counterparties	135,776	10.3	2.45	0.21	131,685	10.6	2.47	1.71

Southside Bancshares, Inc. | 33

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

We review and validate the prices supplied by the independent pricing services for reasonableness by comparison to prices obtained from, in some cases, two additional third party sources. For securities where prices are outside a reasonable range, we further review those securities, based on internal ALCO approved procedures, to determine what a reasonable fair value measurement is for those securities, given available data.

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

Southside Bancshares, Inc. | 34

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2020 and December 31, 2019.

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

Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2020 and December 31, 2019, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.

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

Southside Bancshares, Inc. | 35

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,468,906	$—	$1,468,906	$—
Other stocks and bonds	6,991	—	6,991	—
Mortgage-backed securities: (1)
Residential	1,072,842	—	1,072,842	—
Commercial	130,782	—	130,782	—
Equity investments:
Equity investments	6,111	6,111	—	—
Derivative assets:
Interest rate swaps	22,416	—	22,416	—
Total asset recurring fair value measurements	$2,708,048	$6,111	$2,701,937	$—

Derivative liabilities:
Interest rate swaps	$48,887	$—	$48,887	$—
Total liability recurring fair value measurements	$48,887	$—	$48,887	$—

Nonrecurring fair value measurements
Foreclosed assets	$594	$—	$—	$594
Collateral-dependent loans (2)	9,966	—	—	9,966
Total asset nonrecurring fair value measurements	$10,560	$—	$—	$10,560

Southside Bancshares, Inc. | 36

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2019	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$802,802	$—	$802,802	$—
Other stocks and bonds	10,137	—	10,137	—
Mortgage-backed securities: (1)
Residential	1,310,642	—	1,310,642	—
Commercial	235,016	—	235,016	—
Equity investments:
Equity investments	5,965	5,965	—	—
Derivative assets:
Interest rate swaps	9,600	—	9,600	—
Total asset recurring fair value measurements	$2,374,162	$5,965	$2,368,197	$—

Derivative liabilities:
Interest rate swaps	$11,742	$—	$11,742	$—
Total liability recurring fair value measurements	$11,742	$—	$11,742	$—

Nonrecurring fair value measurements
Foreclosed assets	$472	$—	$—	$472
Impaired loans (2)	18,586	—	—	18,586
Total asset nonrecurring fair value measurements	$19,058	$—	$—	$19,058

(1)	All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

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

Southside Bancshares, Inc. | 37

Loans held for sale – The fair value of loans held for sale is determined based on expected proceeds, which are based on sales contracts and commitments.

Deposit liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount on demand at the reporting date, which is the carrying value.  Fair values for fixed rate certificates of deposits (“CDs”) are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

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

Southside Bancshares, Inc. | 38

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,806	$100,806	$100,806	$—	$—
Investment securities:
Held to maturity, at carrying value	2,872	2,897	—	2,897	—
Mortgage-backed securities:
Held to maturity, at carrying value	117,512	127,784	—	127,784	—
Federal Home Loan Bank stock, at cost	55,689	55,689	—	55,689	—
Equity investments	6,190	6,190	—	6,190	—
Loans, net of allowance for loan losses	3,792,703	3,967,190	—	—	3,967,190
Loans held for sale	3,392	3,392	—	3,392	—
Financial liabilities:
Deposits	$5,070,544	$5,078,181	$—	$5,078,181	$—
Other borrowings	71,305	71,305	—	71,305	—
Federal Home Loan Bank borrowings	1,094,158	1,121,606	—	1,121,606	—
Subordinated notes, net of unamortized debt issuance costs	98,663	99,625	—	99,625	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,253	53,576	—	53,576	—

		Estimated Fair Value
December 31, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,697	$110,697	$110,697	$—	$—
Investment securities:
Held to maturity, at carrying value	2,888	2,918	—	2,918	—
Mortgage-backed securities:
Held to maturity, at carrying value	131,975	135,961	—	135,961	—
Federal Home Loan Bank stock, at cost	50,087	50,087	—	50,087	—
Equity investments	6,366	6,366	—	6,366	—
Loans, net of allowance for loan losses	3,543,407	3,610,591	—	—	3,610,591
Loans held for sale	383	383	—	383	—
Financial liabilities:
Deposits	$4,702,769	$4,703,914	$—	$4,703,914	$—
Other borrowings	28,358	28,358	—	28,358	—
Federal Home Loan Bank borrowings	972,744	975,606	—	975,606	—
Subordinated notes, net of unamortized debt issuance costs	98,576	98,346	—	98,346	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	55,937	—	55,937	—

Southside Bancshares, Inc. | 39

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax expense	$2,689	$3,553	$8,243	$6,564
Deferred income tax expense (benefit)	120	16	(4,955)	142
Income tax expense	$2,809	$3,569	$3,288	$6,706

The net deferred tax liability totaled $8.1 million at June 30, 2020 and $4.8 million at December 31, 2019.  No valuation allowance was recorded at June 30, 2020 or December 31, 2019, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2020 or December 31, 2019.

We recognized income tax expense of $2.8 million and $3.3 million, for an effective tax rate (“ETR”) of 11.5% and 11.4% for the three and six months ended June 30, 2020, compared to income tax expense of $3.6 million and $6.7 million, for an ETR of 16.1% and 15.2%, for the three and six months ended June 30, 2019. The lower ETR for the three and six months ended June 30, 2020 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2019. The ETR differs from the stated rate of 21% for the three and six months ended June 30, 2020 and 2019 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 or Texas state tax examinations by tax authorities for years before 2015.

Southside Bancshares, Inc. | 40

12.     Off-Balance-Sheet Arrangements, Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments. The allowance for credit losses on these off-balance-sheet credit exposures is included in other liabilities on our consolidated balance sheets.

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Balance at beginning of period	$7,460	$1,834	$1,455	$1,890
Impact of CECL adoption	—	—	4,840	—
Provision for (reversal of) off-balance-sheet credit exposures	(1,095)	25	70	(31)
Balance at end of period	$6,365	$1,859	$6,365	$1,859

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2020	December 31, 2019

Commitments to extend credit	$813,682	$925,671
Standby letters of credit	18,600	17,211
Total	$832,282	$942,882

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

Leases. During the three and six months ended June 30, 2020, there were $7.8 million and $8.0 million, respectively, of operating lease right-of-use assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial right-of-use asset of $6.6 million. There was $654,000 of operating lease right-of-use assets obtained in exchange for new operating lease liabilities for both the three and six months ended June 30, 2019.

Securities. In the normal course of business we buy and sell securities. At June 30, 2020, there were $26.4 million of unsettled trades to purchase securities and $2.9 million unsettled trades to sell securities. At December 31, 2019, there were $17.5 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2020. There were $20.0 million of unsettled issuances of brokered CDs at December 31, 2019.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Southside Bancshares, Inc. | 41

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

Southside Bancshares, Inc. | 42

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2019, (the “2019 Form 10-K”). Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2019 Form 10-K, “Risk Factors” in Part II, Item 1A. of the First Quarter Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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

•
technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment;

Southside Bancshares, Inc. | 43

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

•
the risk that our enterprise risk management framework, compliance program or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

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

•
unexpected outcomes of, and the costs associated with, existing or new litigation involving us, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual mortgage prepayments diverging from projections;

•	risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;

•	risks related to U.S. agency MBS prepayments increasing due to U.S. government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

•	our ability to monitor interest rate risk;

•	risks related to fluctuations in the price per barrel of crude oil;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;

•	our ability to increase market share and control expenses;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices, including the implementation of the current expected credit loss (“CECL”) model;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;

•	risks related to environmental liability as a result of certain lending activity;

•	risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and

•
other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in the 2019 Form 10-K, “Part II -Item 1A. Risk Factors” in the First Quarter Form 10-Q and in this Quarterly Report on Form 10-Q.

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.

Southside Bancshares, Inc. | 44

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 5 – Loans and Allowance for Loan Losses” in the notes to consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the 2019 Form 10-K. As of June 30, 2020, the most significant change to our critical accounting estimates is the determination of the allowance for loan losses under the expected loss model, a direct result of the adoption of new accounting guidance for estimating credit losses, known as the CECL model. For additional information regarding critical accounting policies related specifically to our allowance for credit loss estimates, refer to “Note 1 - Summary of Significant Accounting and Reporting Policies” in this Quarterly Report on Form 10-Q.

Southside Bancshares, Inc. | 45

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), Net interest margin (FTE) and Net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three and six months ended June 30, 2020 and 2019, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three and six months ended June 30, 2020 and 2019, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income (GAAP)	$47,271	$43,131	$91,972	$84,256
Tax equivalent adjustments:
Loans	679	598	1,347	1,196
Tax-exempt investment securities	2,339	986	3,970	2,600
Net interest income (FTE) (1)	$50,289	$44,715	$97,289	$88,052

Average earning assets	$6,696,235	$5,654,086	$6,472,497	$5,693,383

Net interest margin	2.84%	3.06%	2.86%	2.98%
Net interest margin (FTE) (1)	3.02%	3.17%	3.02%	3.12%

Net interest spread	2.64%	2.69%	2.62%	2.63%
Net interest spread (FTE) (1)	2.82%	2.81%	2.79%	2.76%

(1)	These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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

Southside Bancshares, Inc. | 46

OVERVIEW

COVID-19
During March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic in response to the rapidly growing outbreak of the virus. COVID-19 has significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines. In compliance with social distancing guidelines issued by federal, state and local governments, we initially closed all of our grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations were offering certain services by appointment only. All other banking services were available to customers through our drive-thrus, ATMs/ITMs and automated telephone, internet and mobile banking products. After careful consideration and implementation of additional precautions, all locations were reopened on June 1, 2020. We have since made adjustments to select branch hours and openings, and we continue to closely monitor the COVID-19 situation. Approximately 45% of our workforce has remote working capabilities.
COVID-19 has significantly disrupted supply chains, business activity and the overall economic and financial markets.  These disruptions have and are likely to continue to result in a decline in demand for banking products or services, including loans and deposits which could impact our future financial condition, results of operations and liquidity.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also includes provisions to encourage financial institutions to work prudently with borrowers. As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April. Through June 30, 2020, we processed approximately $308 million of approved PPP loans. Additionally, we are assisting both our consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges. Through July 28, 2020, we have granted payment deferrals, generally for up to three months, for a total of $302.5 million of our outstanding loan balances with the largest categories including commercial real estate loans of $229.2 million, 1-4 family residential loans of $44.6 million and commercial loans of $18.5 million.

Operating Results

Net income increased $2.9 million, or 15.8%, for the three months ended June 30, 2020, to $21.6 million compared to the same period in 2019. The increase was the result of a $6.3 million decrease in interest expense, a $0.9 million increase in noninterest income, and a $0.8 million decrease in income tax expense, partially offset by a $2.7 million increase in provision for credit losses and a $2.2 million decrease in interest income. Earnings per diluted common share increased $0.10, or 18.2%, to $0.65 for the three months ended June 30, 2020, from $0.55 for the same period in 2019.

During the six months ended June 30, 2020, our net income decreased $11.9 million, or 31.8%, to $25.5 million from $37.4 million for the same period in 2019. The decrease in net income was driven by the $28.9 million increase in provision for credit losses and an increase in noninterest expense of $1.0 million, as well as a $0.5 million decrease in interest income, partially offset by an $8.2 million decrease in interest expense, a $6.9 million increase in noninterest income and a $3.4 million decrease in income tax expense. Earnings per diluted common share decreased $0.35, or 31.5%, to $0.76 for the six months ended June 30, 2020, from $1.11 for the same period in 2019. The increase in the provision for credit losses was primarily due to the recent developments related to COVID-19 and the resulting impact on the economic assumptions used in the CECL model.

Southside Bancshares, Inc. | 47

Financial Condition

Our total assets increased $580.7 million, or 8.6%, to $7.33 billion at June 30, 2020 from $6.75 billion at December 31, 2019. Our securities portfolio increased by $306.4 million, or 12.3%, to $2.80 billion, compared to $2.49 billion at December 31, 2019. The increase in our securities portfolio was comprised of an increase of $662.9 million in investment securities, partially offset by a decrease of $356.5 million in MBS as we realigned our portfolio in response to the impact of COVID-19 on the financial markets. Our FHLB stock increased $5.6 million, or 11.2%, to $55.7 million from $50.1 million at December 31, 2019, primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.

Loans increased $284.4 million, or 8.0%, to $3.85 billion at June 30, 2020 from $3.57 billion at December 31, 2019. The net increase in our loan portfolio was comprised of increases of $237.6 million of commercial loans and $156.3 million of commercial real estate loans, partially offset by decreases of $74.1 million of construction loans, $25.7 million of 1-4 family residential loans, $6.5 million of municipal loans, and $3.2 million of loans to individuals. The increase in commercial loans is due entirely to $308.4 million of PPP loans originated at June 30, 2020.

Our nonperforming assets at June 30, 2020 increased 0.9%, to $17.6 million and represented 0.24% of total assets, compared to $17.4 million, or 0.26% of total assets at December 31, 2019.  Nonaccruing loans increased $676,000, or 13.6%, to $5.6 million, and the ratio of nonaccruing loans to total loans increased slightly to 0.15% at June 30, 2020 compared to 0.14% at December 31, 2019.  Restructured loans were $11.4 million at June 30, 2020, a decrease of 5.4%, from $12.0 million at December 31, 2019. Other Real Estate Owned (“OREO”) increased to $586,000 at June 30, 2020 from $472,000 at December 31, 2019.

Our deposits increased $367.8 million, or 7.8%, to $5.07 billion at June 30, 2020 from $4.70 billion at December 31, 2019, which was comprised of increases of $358.1 million in noninterest bearing deposits and $9.7 million in interest bearing deposits. The increase in our deposits during the first half of 2020 was the result of an increase in private deposits of $436.9 million, partially offset by a decrease in public fund deposits of $69.1 million. Brokered deposits, included in our private deposits, decreased $60.3 million, or 16.3%, for the six months ended June 30, 2020. These increases were largely driven by PPP loan disbursements deposited into our noninterest bearing commercial accounts.

Total FHLB borrowings increased $121.4 million, or 12.5%, to $1.09 billion at June 30, 2020 from $972.7 million at December 31, 2019 to partially fund the increase in our securities portfolio.
Our total shareholders’ equity at June 30, 2020 increased 1.6%, or $13.0 million, to $817.6 million, or 11.2% of total assets, compared to $804.6 million, or 11.9% of total assets, at December 31, 2019. The increase in shareholders’ equity was the result of other comprehensive income of $38.8 million, net income of $25.5 million, stock compensation expense of $1.5 million, net issuance of common stock under employee stock plans of $992,000 and common stock issued under our dividend reinvestment plan of $683,000. These increases were partially offset by the repurchase of $25.8 million of our common stock, cash dividends paid of $20.7 million and a reduction to beginning retained earnings of $7.8 million for a cumulative-effect adjustment related to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.

Southside Bancshares, Inc. | 48

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB or the brokered certificates of deposits (“CDs”) market. These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability for many years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2019 Form 10-K and in this Quarterly Report on Form 10-Q, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk. An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding. The low interest rate environment and economic landscape requires that we monitor the interest rate sensitivity of the assets driving our growth and closely align ALCO objectives accordingly.
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
Our investment securities and U.S. Agency MBS increased from $2.49 billion at December 31, 2019 to $2.80 billion at June 30, 2020. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
Due to the COVID-19 pandemic adding additional stress in the bond market, our ALCO objectives year-to-date are divided into two periods: pre-COVID 19 and COVID-19. During the pre-COVID-19 period, which includes January and February, we purchased approximately $168 million Texas municipal securities, of which approximately $58 million were taxable municipals. During March, the municipal bond market experienced a significant sell-off associated with illiquidity. When this occurred we purchased approximately $483 million tax free municipal securities, largely AAA rated, and approximately $8 million of taxable municipals. This balance sheet move in the first quarter, along with certain funding decisions, are performing as expected. During the second quarter of 2020 there were fewer opportunities to purchase bonds fitting our risk reward metrics, therefore the book value of the securities portfolio declined on a linked quarter basis as prepays on MBS increased. During the second quarter we purchased $35.7 million in highly rated Texas municipals, $19.3 million of which were taxable. During the second quarter of 2020 we sold lower yielding fixed rate AFS U.S. agency MBS, low yielding AFS tax free municipals and to a lesser extent lower yielding taxable municipal securities with book values of approximately $26 million, $45 million and $10 million, respectively. We also sold a $3 million corporate bond. The sales of these lower yielding securities resulted in a net realized gain of $2.7 million for the three months ended June 30, 2020.
At June 30, 2020, securities as a percentage of assets totaled 38.2%, compared to 36.9% at December 31, 2019, due to the $306.4 million, or 12.3%, increase in the securities portfolio which exceeded our loan growth of 8.0%, or $284.4 million, all of which was directly associated with our participation in the PPP. The COVID-19 pandemic has significantly impacted the financial markets and has created economic uncertainty which will likely limit our opportunity for loan growth for the remainder of 2020. In response to the uncertainty surrounding 2020 loan growth, we purchased additional securities to meet our ALCO objectives. If loan originations increase over the coming months, we may modify the strategy of our securities portfolio. Our balance sheet

Southside Bancshares, Inc. | 49

management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales. However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to primarily utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. Our primary wholesale funding source is FHLB borrowings and to a lesser extent we utilize federal funds purchased, the Federal Reserve Discount Window (“FRDW”) and brokered CDs. Our FHLB borrowings increased 12.5%, or $121.4 million, to $1.09 billion at June 30, 2020 from $972.7 million at December 31, 2019. To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve took steps in March of 2020 to encourage broader use of the discount window. Our borrowings from the FRDW were $28.0 million as of June 30, 2020.
In connection with our borrowings, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements. These agreements totaled $690.0 million and $310.0 million at June 30, 2020 and December 31, 2019, respectively. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $670.0 million of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.15% with an average weighted maturity of 4.3 years at June 30, 2020. We have one terminated interest rate swap contract designated as a cash flow hedge having a total notional value of $20.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in accumulated other comprehensive income (“AOCI”) are immediately recognized in earnings. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs decreased $60.4 million, or 16.5%, from $365.7 million at December 31, 2019 to $305.4 million at June 30, 2020. At June 30, 2020, our brokered CDs had a weighted average cost of 93 basis points and remaining maturities of less than one year. To provide management flexibility in managing the interest rate risk of wholesale funding, the ALCO has approved up to $50.0 million to issue brokered deposits to replace those maturing within 30 days. Our wholesale funding policy allows for maximum brokered deposits of $450.0 million. The brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the six months ended June 30, 2020, the increase in our noninterest bearing deposits resulted in a slight decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 30.1% at June 30, 2020 from 31.0% at December 31, 2019.

Southside Bancshares, Inc. | 50

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

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans	$39,115	$42,982	$81,010	$84,601
Taxable investment securities	732	27	1,244	55
Tax-exempt investment securities	9,221	3,527	15,427	7,645
Mortgage-backed securities	9,044	13,246	20,578	25,720
Federal Home Loan Bank stock and equity investments	360	440	785	795
Other interest earning assets	23	450	203	883
Total interest income	58,495	60,672	119,247	119,699
Interest expense:
Deposits	6,229	11,457	16,148	22,698
Federal Home Loan Bank borrowings	2,929	3,899	6,903	8,356
Subordinated notes	1,412	1,410	2,823	2,810
Trust preferred subordinated debentures	491	718	1,091	1,447
Other borrowings	163	57	310	132
Total interest expense	11,224	17,541	27,275	35,443
Net interest income	$47,271	$43,131	$91,972	$84,256

Net Interest Income

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2020, the Federal Reserve reduced target federal funds rate by 150 basis points. There were no changes to the federal funds rate during the three months ended June 30, 2020. During the second half of 2019, the Federal Reserve decreased the federal funds rate by 75 basis points.
Net interest income for the three months ended June 30, 2020 increased by $4.1 million, or 9.6%, compared to the same period in 2019. The increase in net interest income for the three months ended June 30, 2020 was due to the decrease in interest expense on our interest bearing liabilities, a result of lower funding costs on our interest bearing liabilities, partially offset by the decrease in interest income due to a decrease in average yield on our interest earning assets. Total interest income decreased $2.2 million, or 3.6%, to $58.5 million for the three months ended June 30, 2020, compared to $60.7 million during the same period in 2019. Total interest expense decreased $6.3 million, or 36.0%, to $11.2 million for the three months ended June 30, 2020, compared to $17.5 million for the same period in 2019. Our net interest margin (FTE), a non-GAAP measure, decreased to 3.02% for the three months ended June 30, 2020, compared to 3.17% for the same period in 2019 and our net interest spread (FTE), also a non-GAAP measure, increased slightly to 2.82%, compared to 2.81% for the same period in 2019. See “Non-GAAP Financial Measures” for more information.
Net interest income for the six months ended June 30, 2020 increased $7.7 million, or 9.2%, to $92.0 million, compared to $84.3 million for the same period in 2019. The increase in net interest income was due to the decrease in interest expense on our interest bearing liabilities, a result of lower funding costs on our interest bearing liabilities, partially offset by a slight decrease in interest

Southside Bancshares, Inc. | 51

income due to a lower yield on our interest earning assets. Total interest income decreased $0.5 million, or 0.4%, to $119.2 million during the six months ended June 30, 2020, compared to $119.7 million during the same period in 2019. Total interest expense decreased $8.2 million, or 23.0%, to $27.3 million during the six months ended June 30, 2020, compared to $35.4 million during the same period in 2019. Our net interest margin (FTE), a non-GAAP measure, decreased to 3.02% for the six months ended June 30, 2020, compared to 3.12% for the same period in 2019, and our net interest spread (FTE), also a non-GAAP measure, increased to 2.79%, compared to 2.76% for the same period in 2019. See “Non-GAAP Financial Measures” for more information.

Southside Bancshares, Inc. | 52

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

	Three Months Ended June 30, 2020 Compared to 2019
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$5,209	$(9,002)	$(3,793)
Loans held for sale	11	(4)	7
Taxable investment securities	709	(4)	705
Tax-exempt investment securities (1)	7,584	(537)	7,047
Mortgage-backed and related securities	(2,307)	(1,895)	(4,202)
Federal Home Loan Bank stock, at cost, and equity investments	108	(188)	(80)
Interest earning deposits	(166)	(222)	(388)
Federal funds sold	(39)	—	(39)
Total earning assets	11,109	(11,852)	(743)
Interest expense on:
Savings accounts	39	(114)	(75)
Certificates of deposits	340	(1,384)	(1,044)
Interest bearing demand accounts	117	(4,226)	(4,109)
Federal Home Loan Bank borrowings	1,647	(2,617)	(970)
Subordinated notes, net of unamortized debt issuance costs	2	—	2
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(227)	(227)
Other borrowings	186	(80)	106
Total interest bearing liabilities	2,331	(8,648)	(6,317)
Net change	$8,778	$(3,204)	$5,574

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.69% for the three months ended June 30, 2020 from 4.42% for the same period in 2019, partially offset by the increase in average earning assets of $1.04 billion, or 18.4%, to $6.70 billion for the three months ended June 30, 2020 from $5.65 billion for the same period in 2019. The decrease in the average yield on total earning assets during the three months ended June 30, 2020 was a result of decreases in the federal funds rate during 2020 and the latter half of 2019 and to a lesser extent, the lower yielding PPP loans included in average loans during the second quarter of 2020. The increase in average earning assets was primarily the result of increases in investment securities and the loan portfolio, partially offset by a decrease in average mortgage-backed securities.
The decrease in total interest expense for the three months ended June 30, 2020 was attributable to the decrease in the average rates paid on total interest bearing liabilities to 0.87% for the three months ended June 30, 2020 from 1.61% for the same period in 2019, partially offset by an increase in average interest bearing liabilities, primarily average FHLB borrowings.  The decrease in average rates paid on interest bearing liabilities was due to the decrease in the federal funds rate during 2020 and the latter half of 2019.

Southside Bancshares, Inc. | 53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2020 and 2019. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,826,383	$39,766	4.18%	$3,387,323	$43,559	5.16%
Loans held for sale	3,213	28	3.50%	1,965	21	4.29%
Securities:
Taxable investment securities (2)	94,247	732	3.12%	3,000	27	3.61%
Tax-exempt investment securities (2)	1,320,772	11,560	3.52%	459,996	4,513	3.94%
Mortgage-backed and related securities (2)	1,359,941	9,044	2.67%	1,680,109	13,246	3.16%
Total securities	2,774,960	21,336	3.09%	2,143,105	17,786	3.33%
Federal Home Loan Bank stock, at cost, and equity investments	67,582	360	2.14%	52,311	440	3.37%
Interest earning deposits	24,097	23	0.38%	66,017	411	2.50%
Federal funds sold	—	—	—	3,365	39	4.65%
Total earning assets	6,696,235	61,513	3.69%	5,654,086	62,256	4.42%
Cash and due from banks	78,326			78,757
Accrued interest and other assets	660,411			534,835
Less: Allowance for loan losses	(55,908)			(24,838)
Total assets	$7,379,064			$6,242,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$426,420	187	0.18%	$365,205	262	0.29%
Certificates of deposits	1,187,665	4,817	1.63%	1,119,464	5,861	2.10%
Interest bearing demand accounts	2,013,770	1,225	0.24%	1,969,593	5,334	1.09%
Total interest bearing deposits	3,627,855	6,229	0.69%	3,454,262	11,457	1.33%
Federal Home Loan Bank borrowings	1,197,097	2,929	0.98%	755,748	3,899	2.07%
Subordinated notes, net of unamortized debt issuance costs	98,641	1,412	5.76%	98,469	1,410	5.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,252	491	3.28%	60,247	718	4.78%
Other borrowings	205,724	163	0.32%	14,530	57	1.57%
Total interest bearing liabilities	5,189,569	11,224	0.87%	4,383,256	17,541	1.61%
Noninterest bearing deposits	1,310,651			1,014,746
Accrued expenses and other liabilities	77,431			73,494
Total liabilities	6,577,651			5,471,496
Shareholders’ equity	801,413			771,344
Total liabilities and shareholders’ equity	$7,379,064			$6,242,840
Net interest income (FTE)		$50,289			$44,715
Net interest margin (FTE)			3.02%			3.17%
Net interest spread (FTE)			2.82%			2.81%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2020 and 2019, loans totaling $5.6 million and $16.4 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. | 54

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

	Six Months Ended June 30, 2020 Compared to 2019
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$8,791	$(12,240)	$(3,449)
Loans held for sale	14	(5)	9
Taxable investment securities	1,200	(11)	1,189
Tax-exempt investment securities (1)	9,600	(448)	9,152
Mortgage-backed and related securities	(2,706)	(2,436)	(5,142)
Federal Home Loan Bank stock, at cost, and equity investments	164	(174)	(10)
Interest earning deposits	(305)	(289)	(594)
Federal funds sold	(86)	—	(86)
Total earning assets	16,672	(15,603)	1,069
Interest expense on:
Savings accounts	56	(152)	(96)
Certificates of deposits	1,315	(1,710)	(395)
Interest bearing demand accounts	99	(6,158)	(6,059)
Federal Home Loan Bank borrowings	2,651	(4,104)	(1,453)
Subordinated notes, net of unamortized debt issuance costs	13	—	13
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(356)	(356)
Other borrowings	340	(162)	178
Total interest bearing liabilities	4,474	(12,642)	(8,168)
Net change	$12,198	$(2,961)	$9,237

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.87% for the six months ended June 30, 2020 from 4.37% for the six months ended June 30, 2019, partially offset by the increase in average earning assets of $779.1 million, or 13.7%. The decrease in the average yield on total earning assets during the six months ended June 30, 2020 was a result of decreases in the federal funds rate during 2020 and the latter half of 2019. The increase in average earning assets was primarily the result of the increases in the investment securities and the loan portfolio, partially offset by a decrease in mortgage-backed securities.
The decrease in total interest expense for the six months ended June 30, 2020 was attributable to the decrease in the average rates paid on total interest bearing liabilities to 1.08% for the six months ended June 30, 2020 from 1.61% for the six months ended June 30, 2019, partially offset by the increase in average interest bearing liabilities.  The decrease in average rates paid on interest bearing liabilities was due to the decreases in the federal funds rate during 2020 and the latter half of 2019.

Southside Bancshares, Inc. | 55

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2020 and 2019. The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,706,763	$82,320	4.47%	$3,342,244	$85,769	5.17%
Loans held for sale	2,022	37	3.68%	1,292	28	4.37%
Securities:
Taxable investment securities (2)	82,270	1,244	3.04%	3,000	55	3.70%
Tax-exempt investment securities (2)	1,104,839	19,397	3.53%	559,041	10,245	3.70%
Mortgage-backed and related securities (2)	1,479,157	20,578	2.80%	1,663,926	25,720	3.12%
Total securities	2,666,266	41,219	3.11%	2,225,967	36,020	3.26%
Federal Home Loan Bank stock, at cost, and equity investments	65,279	785	2.42%	53,034	795	3.02%
Interest earning deposits	32,167	203	1.27%	65,357	797	2.46%
Federal funds sold	—	—	—	5,489	86	3.16%
Total earning assets	6,472,497	124,564	3.87%	5,693,383	123,495	4.37%
Cash and due from banks	77,533			80,940
Accrued interest and other assets	635,540			523,926
Less: Allowance for loan losses	(43,141)			(25,943)
Total assets	$7,142,429			$6,272,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$405,642	424	0.21%	$362,947	520	0.29%
Certificates of deposits	1,275,046	11,163	1.76%	1,136,738	11,558	2.05%
Interest bearing demand accounts	1,994,803	4,561	0.46%	1,976,205	10,620	1.08%
Total interest bearing deposits	3,675,491	16,148	0.88%	3,475,890	22,698	1.32%
Federal Home Loan Bank borrowings	1,098,083	6,903	1.26%	785,901	8,356	2.14%
Subordinated notes, net of unamortized debt issuance costs	98,619	2,823	5.76%	98,448	2,810	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,252	1,091	3.64%	60,247	1,447	4.84%
Other borrowings	137,785	310	0.45%	15,653	132	1.70%
Total interest bearing liabilities	5,070,230	27,275	1.08%	4,436,139	35,443	1.61%
Noninterest bearing deposits	1,176,496			1,000,623
Accrued expenses and other liabilities	82,617			81,167
Total liabilities	6,329,343			5,517,929
Shareholders’ equity	813,086			754,377
Total liabilities and shareholders’ equity	$7,142,429			$6,272,306
Net interest income (FTE)		$97,289			$88,052
Net interest margin (FTE)			3.02%			3.12%
Net interest spread (FTE)			2.79%			2.76%

(1)	Interest on loans includes net fees on loans that are not material in amount.

(2)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2020 and 2019, loans totaling $5.6 million and $16.4 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. | 56

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2020
			Change From
	2020	2019	2019
Deposit services	$5,532	$6,652	$(1,120)	(16.8)%
Net gain on sale of securities available for sale	2,662	416	2,246	539.9%
Gain on sale of loans	683	181	502	277.3%
Trust fees	1,221	1,520	(299)	(19.7)%
Bank owned life insurance	650	559	91	16.3%
Brokerage services	499	477	22	4.6%
Other noninterest income	946	1,449	(503)	(34.7)%
Total noninterest income	$12,193	$11,254	$939	8.3%

	Six Months Ended June 30,		2020
			Change From
	2020	2019	2019
Deposit services	$11,811	$12,638	$(827)	(6.5)%
Net gain on sale of securities available for sale	8,203	672	7,531	1,120.7%
Gain on sale of loans	853	274	579	211.3%
Trust fees	2,526	3,061	(535)	(17.5)%
Bank owned life insurance	1,219	1,103	116	10.5%
Brokerage services	1,079	994	85	8.6%
Other noninterest income	2,000	2,050	(50)	(2.4)%
Total noninterest income	$27,691	$20,792	$6,899	33.2%
The 8.3% and 33.2% increase in noninterest income for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, was due to the increase in net gain on sale of securities available for sale, as well as gain on sale of loans, partially offset by decreases in deposit services income, other noninterest income and trust fees.
The decrease in deposit services income for the three and six months ended June 30, 2020 was primarily the result of a decrease in overdraft charges due to a general decline in customer spending activity due to COVID-19 related business closings as well as an increase in funds available to customers through government issued stimulus checks and additional unemployment benefits.
During the six months ended June 30, 2020, we sold primarily Texas municipal securities and mortgage related securities that resulted in a net gain on sale of AFS securities of $2.7 million and $8.2 million for the three and six months ended June 30, 2020, respectively.
Gain on sale of loans increased during the three and six months ended June 30, 2020 due to an increase in the volume of loans sold.
The decrease in trust fees for the three and six months ended June 30, 2020 was primarily due to a decrease in assets under management. The market value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, decreased 17.4%, and were approximately $1.47 billion at June 30, 2020, compared to $1.78 billion at June 30, 2019.
The increase in our bank owned life insurance income during the three and six months ended June 30, 2020, compared to the same periods in 2019, was due to $12.5 million in additional policies purchased during the second quarter of 2020.
Other noninterest income decreased during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a decrease in swap fee income, a partial recovery of a loss on fair value hedge interest rate swaps during the second quarter of 2019, partially offset by an increase in investment income.

Southside Bancshares, Inc. | 57

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2020
			Change From
	2020	2019	2019
Salaries and employee benefits	$18,629	$17,891	$738	4.1%
Net occupancy	3,668	3,289	379	11.5%
Advertising, travel & entertainment	292	733	(441)	(60.2)%
ATM expense	233	246	(13)	(5.3)%
Professional fees	1,082	1,069	13	1.2%
Software and data processing	1,295	1,086	209	19.2%
Communications	506	489	17	3.5%
FDIC insurance	174	437	(263)	(60.2)%
Amortization of intangibles	931	1,129	(198)	(17.5)%
Other noninterest expense	3,046	3,331	(285)	(8.6)%
Total noninterest expense	$29,856	$29,700	$156	0.5%

	Six Months Ended June 30,		2020
			Change From
	2020	2019	2019
Salaries and employee benefits	$38,272	$35,937	$2,335	6.5%
Net occupancy	6,979	6,464	515	8.0%
Advertising, travel & entertainment	1,124	1,580	(456)	(28.9)%
ATM expense	457	426	31	7.3%
Professional fees	2,277	2,383	(106)	(4.4)%
Software and data processing	2,522	2,162	360	16.7%
Communications	999	976	23	2.4%
FDIC insurance	199	859	(660)	(76.8)%
Amortization of intangibles	1,911	2,308	(397)	(17.2)%
Other noninterest expense	5,636	6,232	(596)	(9.6)%
Total noninterest expense	$60,376	$59,327	$1,049	1.8%

The increase in noninterest expense for the three and six months ended June 30, 2020, compared to the same periods in 2019, was the result of increases in salaries and employee benefits, net occupancy expense and software and data processing expense, partially offset by decreases in advertising, travel and entertainment expense, FDIC insurance, amortization of intangibles and other noninterest expense.
Salary and employee benefits increased for the three months ended June 30, 2020, compared to the same period in 2019, due to increases in direct salary expense and retirement expense, partially offset by a decline in insurance expense. Salary and employee benefits increased for the six months ended June 30, 2020, compared to the same period in 2019, due to increases in direct salary expense, retirement expense and insurance expense.
For the three and six months ended June 30, 2020, direct salary expense increased $795,000, or 5.3%, and $1.7 million, or 5.6%, respectively, compared to the same periods in 2019, due to normal salary increases effective in the first quarter of 2020, and to a lesser extent, the addition of several new commercial lenders.
Retirement expense increased $279,000, or 26.8%, and $498,000, or 25.8%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase for the three and six months ended June 30, 2020 was primarily due to increases in our 401(k) plan matching expense, defined benefit expense, split dollar agreement expense, and deferred compensation expense. The increase in 401(k) plan matching expense was related to an increase in eligible matching participants during the second quarter of 2020.

Southside Bancshares, Inc. | 58

Health and life insurance expense, included in salaries and employee benefits, decreased $336,000, or 18.7%, and increased $133,000, or 3.8%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs continue to rise nationwide and these costs may continue to increase during the remainder of 2020.
Net occupancy expense increased during the three and six months ended June 30, 2020, compared to the same periods in 2019, due to increased depreciation, rent expense and other occupancy related expense primarily associated with the opening of new branch locations as well as additional cleaning and precautionary measures taken in response to COVID-19.
Advertising, travel and entertainment expense decreased during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to decreases in donations, travel, meals and entertainment and media advertising as a result of COVID-19.
Software and data processing expense increased for the three and six months ended June 30, 2020, compared to the same period in 2019, due to entry into several new software contracts.
FDIC insurance decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to a small bank assessment credit issued by the FDIC utilized in the first half of 2020. As of June 30, 2020, we had used all of the small bank assessment credit issued by the FDIC.
Amortization expense on intangibles decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
Other noninterest expense decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, due to decreases in computer and office supplies, subscriptions and losses on retired assets.
Income Taxes
Pre-tax income for the three and six months ended June 30, 2020 was $24.4 million and $28.8 million, respectively, an increase of 9.8% and a decrease of 34.8%, compared to $22.2 million and $44.1 million for the same periods in 2019. We recorded income tax expense of $2.8 million and $3.3 million for the three and six months ended June 30, 2020, respectively, compared to income tax expense of $3.6 million and $6.7 million for the same periods in 2019. The effective tax rate (“ETR”) as a percentage of pre-tax income was 11.5% and 11.4% for the three and six months ended June 30, 2020, respectively, compared to an ETR as a percentage of pre-tax income of 16.1% and 15.2% for the same periods in 2019. The lower ETR for the three and six months ended June 30, 2020 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2019.
The ETR differs from the stated rate of 21% for the three and six months ended June 30, 2020 and 2019 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax liability totaled $8.1 million at June 30, 2020, compared to $4.8 million at December 31, 2019. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2020 or December 31, 2019, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. | 59

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2019 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2019.  There were no substantial changes in these concentrations during the six months ended June 30, 2020.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the Texas counties in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2019	June 30, 2019
	June 30, 2020	December 31, 2019	June 30, 2019	Change (%)	Change (%)
Real estate loans:
Construction	$570,801	$644,948	$579,565	(11.5)%	(1.5)%
1-4 family residential	761,815	787,562	782,073	(3.3)%	(2.6)%
Commercial	1,406,541	1,250,208	1,251,248	12.5%	12.4%
Commercial loans	639,162	401,521	389,521	59.2%	64.1%
Municipal loans	377,428	383,960	357,028	(1.7)%	5.7%
Loans to individuals	96,824	100,005	100,708	(3.2)%	(3.9)%
Total loans	$3,852,571	$3,568,204	$3,460,143	8.0%	11.3%
Our loan portfolio increased $284.4 million, or 8.0%, at June 30, 2020 compared to December 31, 2019 with increases in commercial loans and commercial real estate partially offset by decreases in the other loan categories.
Our loan portfolio increased $392.4 million, or 11.3%, at June 30, 2020 compared to June 30, 2019 with increases in commercial loans, commercial real estate, and municipal loans partially offset by decreases in construction loans, 1-4 family loans and loans to individuals. The increase in commercial loans for the three and six months ended June 30, 2020 is due entirely to $308.4 million of PPP loans included in this category at June 30, 2020.
At June 30, 2020, our real estate loans represented 71.1% of our loan portfolio and were comprised of construction loans of 20.8%, 1-4 family residential loans of 27.8% and commercial real estate loans of 51.4%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.

Southside Bancshares, Inc. | 60

Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. The first half of 2020 experienced a significant reduction in oil prices primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions will improve, remain the same or decline.
As of June 30, 2020, the Company’s exposure to the oil and gas industry totaled $118.5 million, or 3.08% of gross loans, down $5.9 million from December 31, 2019 year-end levels, and consisted primarily of (i) support/service loans of 2.03%, (ii) upstream of 0.91%, (iii) downstream of 0.09%, and (iv) midstream of 0.05%. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.
The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	June 30,		December 31, 2019
	2020	2019
Oil and gas related loans	$118,493	$118,402	$124,417
Oil and gas related loans as a % of loans	3.08%	3.43%	3.49%
Classified oil and gas related loans	$7,627	$96	$1,085
Nonaccrual oil and gas related loans	193	50	7
Net charge-offs for oil and gas related loans	7	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	1.57%	0.86%	1.14%

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies may impact many of our customers. Although certain of the restrictions above have begun, and may continue, to ease in some places, the ongoing pandemic, including large outbreaks of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. In addition to the oil and gas industry, we consider the following sectors to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts. For further discussion, see Item 1.A "Risk Factors" in this Quarterly Report on Form 10-Q.

The following table sets forth our sectors based on North American Industry Classification System (“NAICS”) categories as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$323,636	8.40%	0.34%
Retail goods and services	96,549	2.51%	8.02%
Hotels	69,180	1.80%	6.31%
Food services	44,207	1.15%	0.12%
Arts, entertainment and recreation	10,244	0.26%	0.83%
Total	$543,816	14.12%	2.46%

(1)	Sector classified loans as a percentage of sector total loans.

(2)	Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.

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

Southside Bancshares, Inc. | 61

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
As of June 30, 2020, our review of the loan portfolio indicated that an allowance for loan losses of $59.9 million was appropriate to cover losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2020, the allowance for loan losses increased $35.1 million, or 141.4%, to $59.9 million, or 1.55% of total loans, when compared to $24.8 million, or 0.69% of total loans at December 31, 2019. The increase in the provision for credit losses for the quarter was primarily due to COVID-19 and the resulting impact on the economic assumptions used in the CECL model.
For the three and six months ended June 30, 2020, loan charge-offs were $546,000 and $1.5 million, respectively, and recoveries were $436,000 and $887,000, respectively. For the three and six months ended June 30, 2019, loan charge-offs were $2.4 million and $4.7 million, respectively, and recoveries were $441,000 and $780,000, respectively. For the three and six months ended June 30, 2020, we recorded provision for loan losses of $6.3 million and $30.4 million, respectively, an increase of $3.8 million, or 153.0%, and an increase of $28.8 million, or 1,815.7%, from a provision of $2.5 million and $1.6 million, respectively, for the same periods in 2019. The increase was primarily due to the application of the CECL model and the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology, including the potential for credit deterioration. If the COVID-19 pandemic and economic impact is prolonged, there is a material risk that credit losses and nonperforming assets may increase.
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

Southside Bancshares, Inc. | 62

of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower are considered in judgments as to potential loan loss.
The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2019	June 30, 2019
	June 30, 2020	December 31, 2019	June 30, 2019	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$630	$405	$200	55.6%	215.0%
1-4 family residential	3,138	2,611	1,418	20.2%	121.3%
Commercial	929	704	13,383	32.0%	(93.1)%
Commercial loans	610	944	1,047	(35.4)%	(41.7)%
Loans to individuals	332	299	328	11.0%	1.2%
Total nonaccrual loans (1)	5,639	4,963	16,376	13.6%	(65.6)%

Accruing loans past due more than 90 days (1)	—	—	—	—	—
Troubled debt restructured loans(2)	11,367	12,014	11,918	(5.4)%	(4.6)%
Other real estate owned	586	472	1,069	24.2%	(45.2)%
Repossessed assets	8	—	—	100.0%	100.0%
Total nonperforming assets	$17,600	$17,449	$29,363	0.9%	(40.1)%

Asset quality ratios:
Nonaccruing loans to total loans	0.15%	0.14%	0.47%
Allowance for loan losses to nonaccruing loans	1,061.68	499.64	150.86
Allowance for loan losses to nonperforming assets	340.16	142.11	84.14
Allowance for loan losses to total loans	1.55	0.69	0.71
Nonperforming assets to total assets	0.24	0.26	0.46
Net charge-offs to average loans	0.04	0.21	0.24

(1) Prior to the adoption of CECL, excluded PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated.
(2) Prior to the adoption of CECL, included $0.8 million in PCI loans restructured as of December 31, 2019 and June 30, 2019.

The OREO at June 30, 2020 consisted primarily of commercial real estate, 1-4 family residential and construction properties. We are actively marketing all OREO properties and none are being held for investment purposes.

Southside Bancshares, Inc. | 63

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2020, these investments were 7.4% of total assets, as compared with 7.8% for December 31, 2019 and 5.4% for June 30, 2019. The decrease to 7.4% at June 30, 2020, is primarily reflective of the increase in total assets, partially offset by an increase in the short-term investment portfolio while the increase as compared to June 30, 2019, is primarily reflective of an increase in the short-term investment portfolio, partially offset by the increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  We may also purchase funds directly from the FRDW. There were $28.0 million of borrowings from the FRDW at June 30, 2020, partially utilizing collateral of $784.9 million of municipal securities and PPP loans pledged to the FRDW. There were no federal funds purchased at June 30, 2020 or December 31, 2019.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2020, the line had no outstanding letters of credit.  At June 30, 2020, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities was approximately $980.9 million, net of FHLB stock purchases required.  The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits. At June 30, 2020, the amount of additional funding the Bank could obtain from the Federal Reserve’s discount window, collateralized by securities and PPP loans, was approximately $757 million.
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs. During March 2020, in response to COVID-19, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent and extended terms to 90 days to enhance market liquidity and encourage use of the discount window. In addition, the Federal Reserve announced it would begin quantitative easing, or large-scale asset purchases, consisting primarily of U.S. Treasury securities and MBS to stem the effects of the pandemic on the financial markets. A prolonged outbreak of the COVID-19 pandemic could cause a widespread liquidity crisis, and the availability of these funds or the options to sell securities currently held could be hindered. The full impact and duration of COVID-19 on our business is unknown but if it continues to curtail economic activity, it could impact our ability to obtain funding and result in the reduction of or the cessation of dividends.
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

Southside Bancshares, Inc. | 64

Capital Resources
Our total shareholders’ equity at June 30, 2020 increased 1.6%, or $13.0 million, to $817.6 million, or 11.2% of total assets, compared to $804.6 million, or 11.9% of total assets, at December 31, 2019.
The increase in shareholders’ equity was the result of other comprehensive income of $38.8 million, net income of $25.5 million, stock compensation expense of $1.5 million, net issuance of common stock under employee stock plans of $992,000 and common stock issued under our dividend reinvestment plan of $683,000. These increases were partially offset by the repurchase of $25.8 million of our common stock, cash dividends paid of $20.7 million and a reduction to beginning retained earnings of $7.8 million for a cumulative-effect adjustment related to the adoption of ASU 2016-13.
At June 30, 2020, our Common Equity Tier 1 “CET1” capital ratio was 13.68 percent, a decrease of 39 basis points compared to December 31, 2019. The increase in our securities portfolio at the end of the period ended June 30, 2020 increased risk-weighted assets and contributed to the lower CET1 capital ratio.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, before the end of 2020 the option to delay for two years an estimate of the CECL methodologies effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to use this regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital, which resulted in a 36 basis point benefit to the CET1 capital ratio at June 30, 2020.
Management believes that, as of June 30, 2020, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.

Southside Bancshares, Inc. | 65

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$582,211	13.68%	$191,484	4.50%	N/A	N/A
Bank Only	$723,759	17.01%	$191,469	4.50%	$276,566	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$640,653	15.06%	$255,311	6.00%	N/A	N/A
Bank Only	$723,759	17.01%	$255,291	6.00%	$340,388	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$787,789	18.51%	$340,415	8.00%	N/A	N/A
Bank Only	$772,232	18.15%	$340,388	8.00%	$425,486	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$640,653	9.05%	$283,209	4.00%	N/A	N/A
Bank Only	$723,759	10.23%	$283,116	4.00%	$353,895	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$591,026	14.07%	$189,055	4.50%	N/A	N/A
Bank Only	$738,311	17.58%	$188,992	4.50%	$272,989	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$649,465	15.46%	$252,073	6.00%	N/A	N/A
Bank Only	$738,311	17.58%	$251,989	6.00%	$335,986	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$774,293	18.43%	$336,098	8.00%	N/A	N/A
Bank Only	$764,563	18.20%	$335,986	8.00%	$419,982	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$649,465	10.18%	$255,304	4.00%	N/A	N/A
Bank Only	$738,311	11.57%	$255,204	4.00%	$319,004	5.00%

(1)	Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2020, Southside Bancshares and Southside Bank meet all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2019 Form 10-K for further discussion of our capital requirements.

Southside Bancshares, Inc. | 66

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2020	2019
Return on average assets	1.17%	1.20%
Return on average shareholders’ equity	10.82	9.68
Dividend payout ratio – Basic	47.69	56.36
Dividend payout ratio – Diluted	47.69	56.36
Average shareholders’ equity to average total assets	10.86	12.36
	Six Months Ended June 30,
	2020	2019
Return on average assets	0.72%	1.20%
Return on average shareholders’ equity	6.31	10.00
Dividend payout ratio – Basic	81.58	54.95
Dividend payout ratio – Diluted	81.58	54.95
Average shareholders’ equity to average total assets	11.38	12.03

Off-Balance-Sheet Arrangements, Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments. The allowance for credit losses on these off-balance-sheet credit exposures is included in other liabilities on our consolidated balance sheet.

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Balance at beginning of period	$7,460	$1,834	$1,455	$1,890
Impact of CECL adoption	—	—	4,840	—
Provision for (reversal of) off-balance-sheet credit exposures	(1,095)	25	70	(31)
Balance at end of period	$6,365	$1,859	$6,365	$1,859

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2020	December 31, 2019
Unused commitments:
Commitments to extend credit	$813,682	$925,671
Standby letters of credit	18,600	17,211
Total	$832,282	$942,882

Southside Bancshares, Inc. | 67

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

Leases. During the three and six months ended June 30, 2020, there were $7.8 million and $8.0 million, respectively, of operating lease right-of-use assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial right-of-use asset of $6.6 million. There was $654,000 of operating lease right-of-use assets obtained in exchange for new operating lease liabilities for both the three and six months ended June 30, 2019.

Securities. In the normal course of business we buy and sell securities. At June 30, 2020, there were $26.4 million of unsettled trades to purchase securities and $2.9 million unsettled trades to sell securities. At December 31, 2019, there were $17.5 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2020. There were $20.0 million unsettled issuances of brokered CDs at December 31, 2019.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Southside Bancshares, Inc. | 68

Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Branch Closures

Due to the close proximity of an acquired Diboll traditional branch location to our retail grocery store branch location in Palestine, Texas, we closed the retail grocery store branch located at 2107 S. Loop 256, Palestine, TX 75801, on July 17, 2020.

Due to the close proximity of our traditional branch location to an acquired Diboll traditional branch location in Longview, Texas, we are closing the acquired branch located at 2395 H.G. Mosley Parkway, Longview, TX 75604, effective September 18, 2020.

Due to pandemic-related access restrictions implemented at nursing homes, we have made the decision to close the Pinecrest Nursing Home branch which provided very limited operations on a weekly basis for residents located at 1302 Tom Temple Drive, Lufkin, TX 75901, effective September 18, 2020.

Subsequent Events

The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities. COVID-19 is likely to impact the Company’s future financial condition and results of operations, including but not limited to additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel.

Management continues to take appropriate actions to mitigate the negative impact the virus has had on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Subsequent events have been evaluated through July 31, 2020, which is the date these financial statements were issued.

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

Southside Bancshares, Inc. | 69

The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next twelve months for the periods presented.

	Anticipated impact over the next twelve months
	June 30,
Rate projections:	2020	2019
Increase:
100 basis points	1.17%	3.07%
200 basis points	(0.35)%	1.66%

Decrease:
100 basis points	(2.19)%	(1.40)%
200 basis points	(4.41)%	(5.01)%
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
In addition to interest rate risk, the COVID-19 pandemic and the related stay-at-home and self-distancing mandates have exposed us and will likely continue to expose us to additional market value risk. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our commercial and 1-4 family portfolio segments.
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

Southside Bancshares, Inc. | 70

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The novel coronavirus, COVID-19, has adversely affected our business, financial condition, results of operations and our liquidity and will likely continue to for the foreseeable future.

The COVID-19 pandemic has significantly impacted financial markets both globally and within the United States and has resulted in a global recession. The preventive measures taken to halt the spread of COVID-19 have significantly reduced commercial and consumer activity, financial transactions, increased unemployment and market instability and resulted in material decreases in oil and gas prices. The disruption of COVID-19 and the associated preventive measures could further disrupt the activities and business operations of our customers, as well as our own business operations.

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

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. In compliance with social distancing guidelines issued by federal, state and local governments, we initially closed all of our grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations were offering certain

Southside Bancshares, Inc. | 71

services by appointment only. All other banking services were available to customers through our drive-thrus, ATMs/ITMs and automated telephone, internet and mobile banking products. After careful consideration and implementation of additional precautions, all locations were reopened on June 1, 2020. We have since made adjustments to select branch hours and openings, and we continue to closely monitor the COVID-19 situation. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. There is no assurance that these actions will be sufficient to successfully mitigate the risks presented by the pandemic or that our ability to operate will not be materially affected.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as many of our employees are required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. The increased reliance on remote access to information systems increases our exposure to potential cybersecurity breaches as well as the information systems of our vendors or business partners. Further, should any key employees become ill from the coronavirus and unable to work, the attention of the management team could be diverted.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, we instituted a program to help COVID-19 impacted customers. This program includes waiving certain fees and monthly service charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. Our liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on our customers, it may adversely affect our business and results of operations more substantially over a longer period of time. In addition, a significant amount of the loan growth we experienced during the second quarter was a direct result of PPP loans. This loan growth is likely to end in the near-term. Furthermore, there has been meaningful litigation against banks related to their participation in the PPP and other government stimulus programs. The costs and effects of such litigation could be material to us.

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

Southside Bancshares, Inc. | 72

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

Southside Bancshares, Inc. | 73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	July 31, 2020	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 31, 2020	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. | 74