Form 10-Q
period 2020-09-30
SOUTHSIDE BANCSHARES INC
filed 2020-10-30
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 28, 2020 was 33,072,121 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$81,643	$66,949
Interest earning deposits	14,561	43,748
Total cash and cash equivalents	96,204	110,697
Securities:
Securities available for sale, at estimated fair value (amortized cost of $2,500,696 and $2,306,741, respectively)	2,633,519	2,358,597
Securities held to maturity (estimated fair value of $125,381 and $138,879, respectively)	115,089	134,863
Federal Home Loan Bank stock, at cost	35,860	50,087
Equity investments	12,083	12,331
Loans held for sale	8,686	383
Loans:
Loans	3,789,975	3,568,204
Less: Allowance for loan losses	(55,110)	(24,797)
Net loans	3,734,865	3,543,407
Premises and equipment, net	147,169	143,912
Operating lease right-of-use assets	16,616	9,755
Goodwill	201,116	201,116
Other intangible assets, net	10,569	13,361
Interest receivable	30,439	28,452
Unsettled issuances of brokered certificates of deposit	—	20,000
Bank owned life insurance	114,928	100,498
Other assets	33,817	21,454
Total assets	$7,190,960	$6,748,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,363,228	$1,040,112
Interest bearing	3,739,798	3,662,657
Total deposits	5,103,026	4,702,769
Other borrowings	41,568	28,358
Federal Home Loan Bank borrowings	952,944	972,744
Subordinated notes, net of unamortized debt issuance costs	98,708	98,576
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,254	60,250
Deferred tax liability, net	9,610	4,823
Unsettled trades to purchase securities	7,294	17,538
Operating lease liabilities	17,910	10,174
Other liabilities	60,498	49,101
Total liabilities	6,351,812	5,944,333

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,922,002 shares issued at September 30, 2020 and 37,887,662 shares issued at December 31, 2019)	47,402	47,360
Paid-in capital	770,639	766,718
Retained earnings	93,916	80,274
Treasury stock: (shares at cost, 4,849,881 at September 30, 2020 and 4,064,405 at December 31, 2019)	(119,080)	(94,008)
Accumulated other comprehensive income	46,271	4,236
Total shareholders’ equity	839,148	804,580
Total liabilities and shareholders’ equity	$7,190,960	$6,748,913
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. | 1

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans	$38,185	$43,165	$119,195	$127,766
Taxable investment securities	1,175	26	2,419	81
Tax-exempt investment securities	9,003	4,167	24,430	11,812
Mortgage-backed securities	7,048	12,569	27,626	38,289
Federal Home Loan Bank stock and equity investments	249	422	1,034	1,217
Other interest earning assets	17	206	220	1,089
Total interest income	55,677	60,555	174,924	180,254
Interest expense:
Deposits	4,862	11,366	21,010	34,064
Federal Home Loan Bank borrowings	2,369	4,647	9,272	13,003
Subordinated notes	1,427	1,425	4,250	4,235
Trust preferred subordinated debentures	378	685	1,469	2,132
Other borrowings	55	59	365	191
Total interest expense	9,091	18,182	36,366	53,625
Net interest income	46,586	42,373	138,558	126,629
Provision for credit losses	(4,746)	1,005	25,746	2,593
Net interest income after provision for credit losses	51,332	41,368	112,812	124,036
Noninterest income:
Deposit services	6,129	6,753	17,940	19,391
Net gain on sale of securities available for sale	78	42	8,281	714
Gain on sale of loans	1,071	131	1,924	405
Trust fees	1,253	1,523	3,779	4,584
Bank owned life insurance	680	622	1,899	1,725
Brokerage services	564	555	1,643	1,549
Other	1,366	1,485	3,366	3,535
Total noninterest income	11,141	11,111	38,832	31,903
Noninterest expense:
Salaries and employee benefits	19,344	18,388	57,616	54,325
Net occupancy	3,595	3,430	10,574	9,894
Advertising, travel & entertainment	519	593	1,643	2,173
ATM expense	271	232	728	658
Professional fees	961	1,192	3,238	3,575
Software and data processing	1,215	1,116	3,737	3,278
Communications	495	480	1,494	1,456
FDIC insurance	469	—	668	859
Amortization of intangibles	881	1,080	2,792	3,388
Other	3,866	2,515	9,502	8,747
Total noninterest expense	31,616	29,026	91,992	88,353
Income before income tax expense	30,857	23,453	59,652	67,586
Income tax expense	3,783	3,661	7,071	10,367
Net income	$27,074	$19,792	$52,581	$57,219

Earnings per common share – basic	$0.82	$0.59	$1.58	$1.70
Earnings per common share – diluted	$0.82	$0.58	$1.58	$1.69
Cash dividends paid per common share	$0.31	$0.31	$0.93	$0.92

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. | 2

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$27,074	$19,792	$52,581	$57,219
Other comprehensive income (loss):
Securities available for sale and transferred securities:
Change in unrealized holding gain on available for sale securities during the period	1,601	17,334	88,900	96,156
Reclassification adjustment for amortization related to available for sale and held to maturity debt securities	394	112	730	683
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	(78)	(42)	(8,281)	(714)
Derivatives:
Change in net unrealized loss on effective cash flow hedge interest rate swap derivatives	(197)	(2,619)	(25,236)	(11,392)
Reclassification adjustment of net loss (gain) related to derivatives designated as cash flow hedges	1,587	(499)	2,283	(1,809)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	819	595	2,207	1,784
Prior service cost adjustment due to plan amendment	—	—	163	—
Change in net actuarial loss	—	—	(7,558)	—
Other comprehensive income, before tax	4,126	14,881	53,208	84,708
Income tax expense related to items of other comprehensive income	(866)	(3,125)	(11,173)	(17,789)
Other comprehensive income, net of tax	3,260	11,756	42,035	66,919
Comprehensive income	$30,334	$31,548	$94,616	$124,138

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. | 3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$47,360	$766,718	$80,274	$(94,008)	$4,236	$804,580
Cumulative effect of accounting change	—	—	(7,830)	—	—	(7,830)
Adjusted beginning balance	47,360	766,718	72,444	(94,008)	4,236	796,750
Net income	—	—	3,953	—	—	3,953
Other comprehensive income	—	—	—	—	29,303	29,303
Issuance of common stock for dividend reinvestment plan (10,607 shares)	13	334	—	—	—	347
Purchase of common stock (869,723 shares)	—	—	—	(25,842)	—	(25,842)
Stock compensation expense	—	695	—	—	—	695
Net issuance of common stock under employee stock plans (47,428 shares)	—	693	(40)	435	—	1,088
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,494)	—	—	(10,494)
Balance at March 31, 2020	47,373	768,440	65,863	(119,415)	33,539	795,800
Net income	—	—	21,554	—	—	21,554
Other comprehensive income	—	—	—	—	9,472	9,472
Issuance of common stock for dividend reinvestment plan (11,532 shares)	14	322	—	—	—	336
Stock compensation expense	—	772	—	—	—	772
Net issuance of common stock under employee stock plans (9,342 shares)	—	(127)	(50)	81	—	(96)
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,233)	—	—	(10,233)
Balance at June 30, 2020	47,387	769,407	77,134	(119,334)	43,011	817,605
Net income	—	—	27,074	—	—	27,074
Other comprehensive income	—	—	—	—	3,260	3,260
Issuance of common stock for dividend reinvestment plan (12,201 shares)	15	322	—	—	—	337
Stock compensation expense	—	786	—	—	—	786
Net issuance of common stock under employee stock plans (27,477 shares)	—	124	(47)	254	—	331
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,245)	—	—	(10,245)
Balance at September 30, 2020	$47,402	$770,639	$93,916	$(119,080)	$46,271	$839,148
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
Southside Bancshares, Inc. | 5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$52,581	$57,219
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	9,128	9,110
Securities premium amortization (discount accretion), net	17,954	9,370
Loan (discount accretion) premium amortization, net	(847)	(1,056)
Provision for credit losses	25,746	2,593
Stock compensation expense	2,253	1,754
Deferred tax (benefit) expense	(4,305)	(4)
Net gain on sale of securities available for sale	(8,281)	(714)
Net loss on premises and equipment	821	258
Gross proceeds from sales of loans held for sale	48,343	16,862
Gross originations of loans held for sale	(56,646)	(17,261)
Net loss (gain) on other real estate owned	129	(93)
Retirement plan curtailment expense	163	—
Net change in:
Interest receivable	(1,987)	4,804
Other assets	(35,530)	(15,280)
Interest payable	(3,673)	16
Other liabilities	4,402	(7,624)
Net cash provided by operating activities	50,251	59,954

INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(821,232)	(999,403)
Sales	291,581	728,107
Maturities, calls and principal repayments	316,072	114,739
Securities held to maturity:
Maturities, calls and principal repayments	19,820	21,809
Proceeds from redemption of Federal Home Loan Bank stock and equity investments	20,000	8,788
Purchases of Federal Home Loan Bank stock and equity investments	(5,483)	(21,504)
Net loan originations	(222,342)	(191,116)
Purchases of premises and equipment	(10,216)	(11,449)
Proceeds from sales of premises and equipment	114	94
Proceeds from sales of other real estate owned	277	674
Purchases of bank owned life insurance	(12,500)	—
Proceeds from sales of repossessed assets	158	275
Net cash used in investing activities	(423,751)	(348,986)

(continued)

Southside Bancshares, Inc. | 6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2020	2019
FINANCING ACTIVITIES:
Net change in deposits	$420,068	$80,711
Net change in other borrowings	13,210	(27,184)
Proceeds from Federal Home Loan Bank borrowings	10,135,401	4,368,700
Repayment of Federal Home Loan Bank borrowings	(10,155,201)	(4,108,812)
Proceeds from stock option exercises	1,502	1,284
Cash paid to tax authority related to tax withholding on share-based awards	(179)	(263)
Purchase of common stock	(25,842)	(1,325)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,020	1,057
Cash dividends paid	(30,972)	(31,031)
Net cash provided by financing activities	359,007	283,137

Net (decrease) increase in cash and cash equivalents	(14,493)	(5,895)
Cash and cash equivalents at beginning of period	110,697	120,719
Cash and cash equivalents at end of period	$96,204	$114,824

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$40,039	$53,610
Income taxes paid	$9,000	$7,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$627	$606
Unsettled trades to purchase securities	$(7,294)	$(30,270)

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
Current Expected Credit Losses ("CECL"). Current expected credit losses is the estimated credit loss over the contractual life of a financial instrument measured upon origination or purchase of the instrument. The measurement of the credit loss is based upon the historical or expected credit loss patterns adjusted for current conditions and reasonable and supportable forecast periods adjusted for prepayments and significant reserve factors. The impact of varying economic conditions and portfolio stress factors are now a component of the credit loss models applied to each portfolio. Reserve factors are specific to the financial instrument segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert to the long-run trend based upon historical data. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and may apply additional scenario conditions, weights, and/or relevant qualitative factors, not previously considered, to determine the
Southside Bancshares, Inc. | 8

appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns and the length of time of the reasonable and supportable forecast period and reversion period.
When assessing for credit losses from period to period, the change may be indicative of changes in the estimates of timing or the amount of future cash flows, based on the probability of economic forecast scenarios applied, as well as the passage of time. We have elected to report the entire change in present value as provision for credit losses.
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
Nonaccrual Assets and Loan Charge-offs. Nonaccrual assets include financial assets 90 days or more delinquent and full collection of both principal and interest is not expected.  Financial instruments that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal or interest. When an asset is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes. Payments received on nonaccrual assets are applied to the outstanding principal balance. Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance is reasonably certain.  Assets are returned to accrual status when all payments contractually due are brought current and future payments are reasonably assured.
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
Southside Bancshares, Inc. | 9

Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheet net of allowance for credit losses, if any. As of September 30, 2020, there was no allowance for credit losses on our HTM securities portfolio.
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
Our residential and commercial MBS are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises (“GSEs”) and are collateralized by pools of single- or multi-family mortgages. Our MBS are highly rated securities with a long history of no credit losses which are either explicitly or implicitly backed by the U.S. government agencies, primarily the Government National Mortgage Association (“Ginnie Mae”) and GSEs, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) which guarantee the payment of principal and interest to investors. Management has collectively evaluated the characteristics of these securities and has assumed an expectation of zero credit loss. Prior to the adoption of ASU 2016-13, the credit related portion of an other-than-temporary impairment was recognized as a direct write-down of the HTM debt security.
We reevaluate the characteristics of our major security types at every reporting period and reassess the considerations to continue to support our expectation of credit loss.
Southside Bancshares, Inc. | 10

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
Allowance for Credit Losses - Loans. With the adoption of ASU 2016-13 on January 1, 2020, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. ASU 2016-13 replaced the previous incurred loss model which incorporated only known information as of the balance sheet date. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the third quarter 2020 estimate of the allowance, were generally reflective of an improved economic forecast as compared to prior quarters.
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

Southside Bancshares, Inc. | 11

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

Southside Bancshares, Inc. | 12

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted Earnings:
Net income	$27,074	$19,792	$52,581	$57,219
Basic weighted-average shares outstanding	33,047	33,773	33,250	33,732
Add: Stock awards	51	128	81	146
Diluted weighted-average shares outstanding	33,098	33,901	33,331	33,878
Basic earnings per share:
Net income	$0.82	$0.59	$1.58	$1.70
Diluted earnings per share:
Net income	$0.82	$0.58	$1.58	$1.69
For the three and nine months ended September 30, 2020, there were approximately 835,000 and 811,000 anti-dilutive shares, respectively. For the three and nine months ended September 30, 2019, there were approximately 477,000 and 482,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. | 13

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$100,790	$(20,904)	$(20)	$(36,855)	$43,011
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	1,601	(197)	—	—	1,404
Reclassification adjustments included in net income	316	1,587	(2)	821	2,722
Income tax expense	(403)	(292)	—	(171)	(866)
Net current-period other comprehensive income (loss), net of tax	1,514	1,098	(2)	650	3,260
Ending balance, net of tax	$102,304	$(19,806)	$(22)	$(36,205)	$46,271

	Nine Months Ended September 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	88,900	(25,236)	163	(7,558)	56,269
Reclassification adjustments included in net income	(7,551)	2,283	(6)	2,213	(3,061)
Income tax (expense) benefit	(17,083)	4,819	(34)	1,125	(11,173)
Net current-period other comprehensive income (loss), net of tax	64,266	(18,134)	123	(4,220)	42,035
Ending balance, net of tax	$102,304	$(19,806)	$(22)	$(36,205)	$46,271
Southside Bancshares, Inc. | 14

	Three Months Ended September 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$31,070	$(820)	$(142)	$(25,173)	$4,935
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	17,334	(2,619)	—	—	14,715
Reclassification adjustments included in net income	70	(499)	(1)	596	166
Income tax expense	(3,655)	655	—	(125)	(3,125)
Net current-period other comprehensive income (loss), net of tax	13,749	(2,463)	(1)	471	11,756
Ending balance, net of tax	$44,819	$(3,283)	$(143)	$(24,702)	$16,691

	Nine Months Ended September 30, 2019
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(139)	$(26,115)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	96,156	(11,392)	—	—	84,764
Reclassification adjustments included in net income	(31)	(1,809)	(5)	1,789	(56)
Income tax (expense) benefit	(20,186)	2,772	1	(376)	(17,789)
Net current-period other comprehensive income (loss), net of tax	75,939	(10,429)	(4)	1,413	66,919
Ending balance, net of tax	$44,819	$(3,283)	$(143)	$(24,702)	$16,691

Southside Bancshares, Inc. | 15

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(394)	$(112)	$(730)	$(683)
Tax benefit	82	23	153	143
Net of tax	(312)	(89)	(577)	(540)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	78	42	8,281	714
Tax expense	(16)	(9)	(1,739)	(150)
Net of tax	62	33	6,542	564

Derivatives:
Realized net (loss) gain on interest rate swap derivatives (3)	(1,593)	477	(2,303)	1,744
Tax benefit (expense)	335	(100)	484	(366)
Net of tax	(1,258)	377	(1,819)	1,378

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	6	22	20	65
Tax expense	(1)	(5)	(4)	(14)
Net of tax	5	17	16	51

Amortization of pension plan:
Net actuarial loss (4)	(821)	(596)	(2,213)	(1,789)
Prior service credit (4)	2	1	6	5
Total before tax	(819)	(595)	(2,207)	(1,784)
Tax benefit	172	125	463	375
Net of tax	(647)	(470)	(1,744)	(1,409)
Total reclassifications for the period, net of tax	$(2,150)	$(132)	$2,418	$44
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
Southside Bancshares, Inc. | 16

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed securities available for sale (“AFS”) and held to maturity (“HTM”) as of September 30, 2020 and December 31, 2019 are reflected in the tables below (in thousands):

	September 30, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,430,978	$82,170	$294	$1,512,854
Other stocks and bonds	47,110	644	54	47,700
Mortgage-backed securities: (1)
Residential	899,713	45,017	27	944,703
Commercial	122,895	5,465	98	128,262
Total	$2,500,696	$133,296	$473	$2,633,519

HELD TO MATURITY
Investment securities:
State and political subdivisions	$907	$17	$—	$924
Mortgage-backed securities: (1)
Residential	53,818	4,997	—	58,815
Commercial	60,364	5,278	—	65,642
Total	$115,089	$10,292	$—	$125,381

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$780,376	$23,832	$1,406	$802,802
Other stocks and bonds	10,000	137	—	10,137
Mortgage-backed securities: (1)
Residential	1,286,110	25,662	1,130	1,310,642
Commercial	230,255	4,795	34	235,016
Total	$2,306,741	$54,426	$2,570	$2,358,597

HELD TO MATURITY
Investment securities:
State and political subdivisions	$2,888	$30	$—	$2,918
Mortgage-backed securities: (1)
Residential	59,701	2,586	139	62,148
Commercial	72,274	1,622	83	73,813
Total	$134,863	$4,238	$222	$138,879
(1) All mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Investment securities and MBS with carrying values of $1.51 billion and $1.12 billion were pledged as of September 30, 2020 and December 31, 2019, respectively, to collateralize FHLB borrowings, borrowings from the Federal Reserve Discount Window, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
Southside Bancshares, Inc. | 17

The following tables represent the fair value and unrealized losses on AFS investment and mortgage-backed securities for which an allowance for credit losses has not been recorded as of September 30, 2020 and AFS and HTM investment and mortgage-backed securities as of December 31, 2019, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$32,638	$294	$—	$—	$32,638	$294
Other stocks and bonds	9,946	54	—	—	9,946	54
Mortgage-backed securities:
Residential	6,062	27	—	—	6,062	27
Commercial	4,797	98	—	—	4,797	98
Total	$53,443	$473	$—	$—	$53,443	$473

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$158,629	$1,270	$7,555	$136	$166,184	$1,406
Mortgage-backed securities:
Residential	101,779	980	21,696	150	123,475	1,130
Commercial	13,555	32	1,446	2	15,001	34
Total	$273,963	$2,282	$30,697	$288	$304,660	$2,570

HELD TO MATURITY
Mortgage-backed securities:
Residential	$272	$9	$2,304	$130	$2,576	$139
Commercial	12,781	67	1,788	16	14,569	83
Total	$13,053	$76	$4,092	$146	$17,145	$222

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

Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the three and nine months ended September 30, 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our other stocks and bonds as of September 30, 2020 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are largely due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of September 30, 2020, we did not have an allowance for credit losses on our AFS securities.
Southside Bancshares, Inc. | 18

We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of September 30, 2020, we elected to use the specific identification method to model these securities which aligns with our third party fair value measurement process. The model determined the expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the three and nine months ended September 30, 2020. We recognize the change in the allowance for credit losses due to the passage of time for our HTM debt securities, if any, in provision for credit losses. As of September 30, 2020, we did not have an allowance for credit losses on our HTM securities.

From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $3.3 million ($2.6 million, net of tax) at September 30, 2020 and $3.7 million ($2.9 million, net of tax) at December 31, 2019. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2020 or the year ended December 31, 2019.

The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2020, accrued interest receivable on AFS and HTM debt securities totaled $13.7 million and $304,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2020.

The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019
State and political subdivisions	$9,787	$4,167
Other stocks and bonds	391	26
Mortgage-backed securities	7,048	12,569
Total interest income on securities	$17,226	$16,762

	Nine Months Ended September 30,
	2020	2019
State and political subdivisions	$26,281	$11,812
Other stocks and bonds	568	81
Mortgage-backed securities	27,626	38,289
Total interest income on securities	$54,475	$50,182

There was a $8.3 million net realized gain from the AFS securities portfolio for the nine months ended September 30, 2020, which consisted of $8.4 million in realized gains and $89,000 in realized losses.  There was a $714,000 net realized gain from the AFS securities portfolio for the nine months ended September 30, 2019, which consisted of $5.6 million in realized gains and $4.9 million in realized losses. There were no sales from the HTM portfolio during the nine months ended September 30, 2020 or 2019.  We calculate realized gains and losses on sales of securities under the specific identification method.

Expected maturities on our securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category since MBS are typically issued with stated principal amounts and are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.
Southside Bancshares, Inc. | 19

The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2020, are presented below by contractual maturity (in thousands):

	September 30, 2020
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$1,178	$1,186
Due after one year through five years	36,365	37,241
Due after five years through ten years	57,583	59,997
Due after ten years	1,382,962	1,462,130
	1,478,088	1,560,554
Mortgage-backed securities:	1,022,608	1,072,965
Total	$2,500,696	$2,633,519

	September 30, 2020
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$122
Due after one year through five years	509	518
Due after five years through ten years	278	284
Due after ten years	—	—
	907	924
Mortgage-backed securities:	114,182	124,457
Total	$115,089	$125,381

Equity Investments

Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2020 and December 31, 2019, we had equity investments recorded in our consolidated balance sheets of $12.1 million and $12.3 million, respectively.

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

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity investments	$(232)	$(27)	$(178)	$136
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(232)	$(27)	$(178)	$136

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2020.

FHLB Stock

Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2020, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. | 20

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate loans:
Construction	$610,394	$644,948
1-4 family residential	738,343	787,562
Commercial	1,327,233	1,250,208
Commercial loans	629,170	401,521
Municipal loans	387,286	383,960
Loans to individuals	97,549	100,005
Total loans	3,789,975	3,568,204
Less: Allowance for loan losses	55,110	24,797
Net loans	$3,734,865	$3,543,407

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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2020 consisted of $1.19 billion of owner and non-owner occupied real estate, $119.4 million of loans secured by multi-family properties and $15.1 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. | 21

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
Credit Quality Indicators
We categorize loans into risk categories on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  We use the following definitions for risk ratings:
•Pass (Rating 1 – 4) – This rating is assigned to all satisfactory loans.  This category, by definition, consists of acceptable credit.  Credit and collateral exceptions should not be present, although their presence would not necessarily prohibit a loan from being rated Pass, if deficiencies are in the process of correction.  These loans are not included in the Watch List.
•Pass Watch (Rating 5) – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified; however, particular attention is warranted to characteristics such as:
▪A lack of, or abnormally extended payment program;
▪A heavy degree of concentration of collateral without sufficient margin;
▪A vulnerability to competition through lesser or extensive financial leverage; and
▪A dependence on a single or few customers or sources of supply and materials without suitable substitutes or alternatives.
•Special Mention (Rating 6) – A Special Mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in our credit position at some future date.  Special Mention loans are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.
•Substandard (Rating 7) – Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•Doubtful (Rating 8) – Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation, in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
Southside Bancshares, Inc. | 22

The following table sets forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$87,515	$214,617	$108,910	$74,431	$3,553	$9,241	$110,858	$609,125
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	—	—	—
Substandard	—	995	—	—	—	63	—	1,058
Doubtful	—	—	—	—	—	188	—	188
Total construction real estate	$87,515	$215,612	$108,910	$74,431	$3,576	$9,492	$110,858	$610,394

1-4 family residential real estate:
Pass	$113,367	$124,089	$79,065	$62,838	$65,842	$282,651	$3,135	$730,987
Pass watch	—	—	—	—	—	14	—	14
Special mention	—	—	—	—	—	12	—	12
Substandard	—	—	84	286	1,461	4,599	114	6,544
Doubtful	—	—	—	160	147	479	—	786
Total 1-4 family residential real estate	$113,367	$124,089	$79,149	$63,284	$67,450	$287,755	$3,249	$738,343

Commercial real estate:
Pass	$168,851	$347,128	$161,643	$210,171	$115,591	$226,048	$6,642	$1,236,074
Pass watch	—	—	2,211	—	—	2,587	—	4,798
Special mention	5,983	33,008	7,067	141	4,543	7,846	—	58,588
Substandard	9,230	2,599	2,246	112	632	12,898	—	27,717
Doubtful	—	—	—	—	—	56	—	56
Total commercial real estate	$184,064	$382,735	$173,167	$210,424	$120,766	$249,435	$6,642	$1,327,233

Commercial loans:
Pass	$366,405	$72,148	$27,755	$11,448	$4,989	$7,484	$127,918	$618,147
Pass watch	324	835	31	—	—	—	204	1,394
Special mention	—	693	450	208	325	606	391	2,673
Substandard	379	906	203	20	1	165	4,601	6,275
Doubtful	—	108	508	62	3	—	—	681
Total commercial loans	$367,108	$74,690	$28,947	$11,738	$5,318	$8,255	$133,114	$629,170

Municipal loans:
Pass	$43,539	$69,964	$35,013	$62,626	$25,873	$150,271	$—	$387,286
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$43,539	$69,964	$35,013	$62,626	$25,873	$150,271	$—	$387,286

Loans to individuals:
Pass	$40,522	$30,412	$12,870	$5,910	$2,370	$1,158	$3,897	$97,139
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	53	—	—	—	4	57
Substandard	3	32	31	64	22	14	7	173
Doubtful	40	4	7	33	91	5	—	180
Total loans to individuals	$40,565	$30,448	$12,961	$6,007	$2,483	$1,177	$3,908	$97,549
Total loans	$836,158	$897,538	$438,147	$428,510	$225,466	$706,385	$257,771	$3,789,975

Southside Bancshares, Inc. | 23

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$1,077	$—	$995	$2,072	$608,322	$610,394
1-4 family residential	1,028	913	1,831	3,772	734,571	738,343
Commercial	231	84	—	315	1,326,918	1,327,233
Commercial loans	1,315	282	3	1,600	627,570	629,170
Municipal loans	—	—	—	—	387,286	387,286
Loans to individuals	509	81	37	627	96,922	97,549
Total	$4,160	$1,360	$2,866	$8,386	$3,781,589	$3,789,975

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current (1)	Total
Real estate loans:
Construction	$1,236	$229	$337	$1,802	$643,146	$644,948
1-4 family residential	8,788	1,077	1,607	11,472	776,090	787,562
Commercial	795	259	536	1,590	1,248,618	1,250,208
Commercial loans	1,917	722	651	3,290	398,231	401,521
Municipal loans	—	—	—	—	383,960	383,960
Loans to individuals	660	261	128	1,049	98,956	100,005
Total	$13,396	$2,548	$3,259	$19,203	$3,549,001	$3,568,204

(1)    Prior to the adoption of CECL, included PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated.
Southside Bancshares, Inc. | 24

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Nonaccrual loans:
Real estate loans:
Construction	$1,246	$405
1-4 family residential	2,838	2,611
Commercial	884	704
Commercial loans	784	944
Loans to individuals	219	299
Total nonaccrual loans (1)	5,971	4,963

Accruing loans past due more than 90 days	—	—
Troubled debt restructured loans(2)	10,307	12,014
Other real estate owned	536	472
Repossessed assets	8	—
Total nonperforming assets	$16,822	$17,449

(1)    Prior to the adoption of CECL, excluded PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated. Includes $783,000 and $469,000 of restructured loans as of September 30, 2020 and December 31, 2019, respectively.
(2)    As of December 31, 2019, prior to the adoption of CECL, included $755,000 in PCI loans restructured.

We reversed no interest income on nonaccrual loans during the three months ended September 30, 2020 and reversed $147,000 of interest income on nonaccrual loans during the nine months ended September 30, 2020. We had $2.4 million of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2020.

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2020, we had $11.6 million of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include other real estate owned and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $1.1 million and $992,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2020 and December 31, 2019, respectively.

Southside Bancshares, Inc. | 25

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

The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Nine Months Ended September 30, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$58	$58	1
Commercial loans	—	—	117	117	3
Total	$—	$—	$175	$175	4

	Three Months Ended September 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$14	$14	1
Commercial loans	—	—	181	181	3
Total	$—	$—	$195	$195	4

	Nine Months Ended September 30, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$123	$123	2
Commercial	7,561	—	94	7,655	2
Commercial loans	54	—	659	713	8
Loans to individuals	—	—	26	26	3
Total	$7,615	$—	$902	$8,517	15

Southside Bancshares, Inc. | 26

There were no TDRs restructured during the three months ended September 30, 2020.
Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the nine months ended September 30, 2020 and 2019 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loans losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2020, and 2019 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At September 30, 2020 and 2019, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
Southside Bancshares, Inc. | 27

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$8,500	$2,702	$43,785	$4,221	$47	$613	$59,868
Loans charged-off	(6)	(18)	(12)	(279)	—	(403)	(718)
Recoveries of loans charged-off	—	9	13	61	—	278	361
Net loans (charged-off) recovered	(6)	(9)	1	(218)	—	(125)	(357)
Provision for (reversal of) loan losses(1)	(2,868)	(58)	(2,001)	489	(1)	38	(4,401)
Balance at end of period	$5,626	$2,635	$41,785	$4,492	$46	$526	$55,110

	Nine Months Ended September 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(39)	(74)	(33)	(800)	—	(1,313)	(2,259)
Recoveries of loans charged-off	11	29	94	191	—	923	1,248
Net loans (charged-off) recovered	(28)	(45)	61	(609)	—	(390)	(1,011)
Provision for (reversal of) loan losses(1)	(838)	300	24,089	2,304	(2)	168	26,021
Balance at end of period	$5,626	$2,635	$41,785	$4,492	$46	$526	$55,110

	Three Months Ended September 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,599	$3,522	$10,534	$5,546	$530	$974	$24,705
Loans charged-off	—	(24)	—	(394)	—	(582)	(1,000)
Recoveries of loans charged-off	12	40	21	82	—	264	419
Net loans (charged-off) recovered	12	16	21	(312)	—	(318)	(581)
Provision for (reversal of) loan losses	(35)	18	27	618	17	360	1,005
Balance at end of period	$3,576	$3,556	$10,582	$5,852	$547	$1,016	$25,129
Southside Bancshares, Inc. | 28

	Nine Months Ended September 30, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Loans charged-off	—	(42)	(2,876)	(975)	—	(1,789)	(5,682)
Recoveries of loans charged-off	12	46	59	235	—	847	1,199
Net loans (charged-off) recovered	12	4	(2,817)	(740)	—	(942)	(4,483)
Provision for (reversal of) loan losses	(33)	(292)	(569)	2,618	22	847	2,593
Balance at end of period	$3,576	$3,556	$10,582	$5,852	$547	$1,016	$25,129

(1)    The increase in the provision for credit losses during 2020 was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology.

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the accrued interest on our loan portfolio was $16.4 million and $14.2 million, respectively.

Southside Bancshares, Inc. | 29

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2020	December 31, 2019
Other borrowings:
Balance at end of period	$41,568	$28,358
Average amount outstanding during the period (1)	112,851	15,645
Maximum amount outstanding during the period (2)	219,259	28,358
Weighted average interest rate during the period (3)	0.4%	1.7%
Interest rate at end of period (4)	0.3%	1.7%

Federal Home Loan Bank borrowings:
Balance at end of period	$952,944	$972,744
Average amount outstanding during the period (1)	1,077,861	868,859
Maximum amount outstanding during the period (2)	1,274,370	1,077,883
Weighted average interest rate during the period (3)	1.2%	2.0%
Interest rate at end of period (4)	0.9%	1.8%
(1)The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)The maximum amount outstanding at any month-end during the period.
(3)The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on the FHLB borrowings includes the effect of interest rate swaps.
(4)Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2020 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$41,568	$—	$—	$—	$—	$—	$41,568
Federal Home Loan Bank borrowings	948,741	673	702	732	764	1,332	952,944
Total obligations	$990,309	$673	$702	$732	$764	$1,332	$994,512

Other borrowings include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve Discount Window (“FRDW”). Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2020 or December 31, 2019.  To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At September 30, 2020, the amount of additional funding the Bank could obtain from the Federal Reserve’s discount window, collateralized by securities and PPP loans, was approximately $785.8 million. There were no borrowings from the FRDW at September 30, 2020. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $41.6 million at September 30, 2020 and $28.4 million at December 31, 2019, and had maturities of less than one year.  During the fourth quarter of 2019, Southside Bank entered into a $20.0 million variable rate repurchase agreement with an interest rate tied to one-month LIBOR. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.10% to 4.799% and with remaining maturities of one day to 7.8 years at September 30, 2020.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans
Southside Bancshares, Inc. | 30

and/or securities. At September 30, 2020, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.16 billion, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions with rates tied to LIBOR. These agreements totaled $690.0 million at September 30, 2020 and $310.0 million at December 31, 2019. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $670.0 million of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had a weighted average rate of 1.14% with a weighted average maturity of 4.0 years at September 30, 2020. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. | 31

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Subordinated notes: (1)
5.50% Subordinated notes, net of unamortized debt issuance costs (2)	$98,708	$98,576
Total Subordinated notes	98,708	98,576
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,562	20,558
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,254	60,250
Total Long-term debt	$158,962	$158,826

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.3 million at September 30, 2020 and $1.4 million at December 31, 2019.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $57,000 at September 30, 2020 and $61,000 at December 31, 2019.

As of September 30, 2020, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
(1)On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.

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

Southside Bancshares, Inc. | 32

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

On June 18, 2020, the Company’s Board of Directors approved changes to the Plan and Restoration Plan to freeze all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective December 31, 2020. As a result of these changes, the Plan liability was remeasured as of June 30, 2020. The Company recognized the Plan freeze as a curtailment since it eliminates the accrual of defined benefits for future services for participants. The impact of the curtailment included a one-time accelerated recognition of outstanding unamortized prior service costs of $163,000. We also recorded a decrease to our accumulated other comprehensive income, included in shareholders’ equity, of approximately $6.0 million due primarily to the decrease in the discount rate from 3.41% to 2.78%.

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2020	2019	2020	2019	2020	2019
Service cost	$483	$355	$—	$—	$149	$84
Interest cost	672	914	41	43	126	178
Expected return on assets	(1,344)	(1,508)	(75)	(74)	—	—
Net loss amortization	694	457	2	—	125	139
Prior service (credit) cost amortization	(4)	(3)	—	—	2	2
Loss due to curtailment	—	—	—	—	—	—
Net periodic benefit cost (income)	$501	$215	$(32)	$(31)	$402	$403

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2020	2019	2020	2019	2020	2019
Service cost	$1,311	$1,065	$—	$—	$280	$254
Interest cost	2,359	2,741	122	127	442	534
Expected return on assets	(4,332)	(4,523)	(226)	(220)	—	—
Net loss amortization	1,780	1,370	7	—	426	419
Prior service (credit) cost amortization	(11)	(10)	—	—	5	5
Loss due to curtailment	151	—	—	—	12	—
Net periodic benefit cost (income)	$1,258	$643	$(97)	$(93)	$1,165	$1,212

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

The noncash adjustment to the employee benefit plan liabilities, consisting of changes in prior service cost and net loss, was $5.2 million for the nine months ended September 30, 2020.

Southside Bancshares, Inc. | 33

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
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings.

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

At September 30, 2020 and December 31, 2019, net derivative liabilities included $46.5 million and $10.1 million, respectively, of cash collateral held by counterparties subject to master netting agreements. We had $280,000 and $883,000 of cash collateral receivable that was not offset against derivative liabilities at September 30, 2020 and December 31, 2019, respectively.

Southside Bancshares, Inc. | 34

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$670,000	$—	$25,075	$270,000	$1,513	$3,655
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	144,979	—	21,425	131,685	56	8,031
Swaps-Customer counterparties	144,979	21,425	—	131,685	8,031	56
Gross derivatives		21,425	46,500		9,600	11,742
Offsetting derivative assets/liabilities		—	—		(1,569)	(1,569)
Cash collateral received/posted		—	(46,500)		—	(10,117)
Net derivatives included in the consolidated balance sheets (2)		$21,425	$—		$8,031	$56
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $280,000 credit exposure related to interest rate swaps with financial institutions and $21.4 million related to interest rate swaps with customers at September 30, 2020. We had $883,000 credit exposure related to interest rate swaps with financial institutions and $8.0 million related to interest rate swaps with customers at December 31, 2019. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$670,000	4.0	0.18%	1.14%	$270,000	3.8	1.77%	1.58%
Swaps-Non-hedging
Financial institution counterparties	144,979	10.1	0.30	2.45	131,685	10.6	1.71	2.47
Customer counterparties	144,979	10.1	2.45	0.30	131,685	10.6	2.47	1.71
Southside Bancshares, Inc. | 35

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

Southside Bancshares, Inc. | 36

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value and tested for goodwill impairment.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2020 and December 31, 2019.

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

Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2020 and December 31, 2019, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.

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

Southside Bancshares, Inc. | 37

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,512,854	$—	$1,512,854	$—
Other stocks and bonds	47,700	—	47,700	—
Mortgage-backed securities: (1)
Residential	944,703	—	944,703	—
Commercial	128,262	—	128,262	—
Equity investments:
Equity investments	6,111	6,111	—	—
Derivative assets:
Interest rate swaps	21,425	—	21,425	—
Total asset recurring fair value measurements	$2,661,055	$6,111	$2,654,944	$—

Derivative liabilities:
Interest rate swaps	$46,500	$—	$46,500	$—
Total liability recurring fair value measurements	$46,500	$—	$46,500	$—

Nonrecurring fair value measurements
Foreclosed assets	$544	$—	$—	$544
Collateral-dependent loans (2)	9,741	—	—	9,741
Total asset nonrecurring fair value measurements	$10,285	$—	$—	$10,285
Southside Bancshares, Inc. | 38

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2019	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$802,802	$—	$802,802	$—
Other stocks and bonds	10,137	—	10,137	—
Mortgage-backed securities: (1)
Residential	1,310,642	—	1,310,642	—
Commercial	235,016	—	235,016	—
Equity investments:
Equity investments	5,965	5,965	—	—
Derivative assets:
Interest rate swaps	9,600	—	9,600	—
Total asset recurring fair value measurements	$2,374,162	$5,965	$2,368,197	$—

Derivative liabilities:
Interest rate swaps	$11,742	$—	$11,742	$—
Total liability recurring fair value measurements	$11,742	$—	$11,742	$—

Nonrecurring fair value measurements
Foreclosed assets	$472	$—	$—	$472
Impaired loans (2)	18,586	—	—	18,586
Total asset nonrecurring fair value measurements	$19,058	$—	$—	$19,058
(1)All mortgage-backed securities are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. | 39

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

Southside Bancshares, Inc. | 40

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,204	$96,204	$96,204	$—	$—
Investment securities:
Held to maturity, at carrying value	907	924	—	924	—
Mortgage-backed securities:
Held to maturity, at carrying value	114,182	124,457	—	124,457	—
Federal Home Loan Bank stock, at cost	35,860	35,860	—	35,860	—
Equity investments	5,972	5,972	—	5,972	—
Loans, net of allowance for loan losses	3,734,865	3,911,176	—	—	3,911,176
Loans held for sale	8,686	8,686	—	8,686	—
Financial liabilities:
Deposits	$5,103,026	$5,108,603	$—	$5,108,603	$—
Other borrowings	41,568	41,568	—	41,568	—
Federal Home Loan Bank borrowings	952,944	978,837	—	978,837	—
Subordinated notes, net of unamortized debt issuance costs	98,708	100,001	—	100,001	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,254	52,876	—	52,876	—

		Estimated Fair Value
December 31, 2019	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,697	$110,697	$110,697	$—	$—
Investment securities:
Held to maturity, at carrying value	2,888	2,918	—	2,918	—
Mortgage-backed securities:
Held to maturity, at carrying value	131,975	135,961	—	135,961	—
Federal Home Loan Bank stock, at cost	50,087	50,087	—	50,087	—
Equity investments	6,366	6,366	—	6,366	—
Loans, net of allowance for loan losses	3,543,407	3,610,591	—	—	3,610,591
Loans held for sale	383	383	—	383	—
Financial liabilities:
Deposits	$4,702,769	$4,703,914	$—	$4,703,914	$—
Other borrowings	28,358	28,358	—	28,358	—
Federal Home Loan Bank borrowings	972,744	975,606	—	975,606	—
Subordinated notes, net of unamortized debt issuance costs	98,576	98,346	—	98,346	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,250	55,937	—	55,937	—
Southside Bancshares, Inc. | 41

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax expense	$3,133	$3,807	$11,376	$10,371
Deferred income tax expense (benefit)	650	(146)	(4,305)	(4)
Income tax expense	$3,783	$3,661	$7,071	$10,367

The net deferred tax liability totaled $9.6 million at September 30, 2020 and $4.8 million at December 31, 2019.  No valuation allowance was recorded at September 30, 2020 or December 31, 2019, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2020 or December 31, 2019.

We recognized income tax expense of $3.8 million and $7.1 million, for an effective tax rate (“ETR”) of 12.3% and 11.9% for the three and nine months ended September 30, 2020, compared to income tax expense of $3.7 million and $10.4 million, for an ETR of 15.6% and 15.3%, for the three and nine months ended September 30, 2019. The lower ETR for the three and nine months ended September 30, 2020 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2019. The ETR differs from the stated rate of 21% for the three and nine months ended September 30, 2020 and 2019 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017 or Texas state tax examinations by tax authorities for years before 2016.
Southside Bancshares, Inc. | 42

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

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Balance at beginning of period	$6,365	$1,859	$1,455	$1,890
Impact of CECL adoption	—	—	4,840	—
Provision for (reversal of) off-balance-sheet credit exposures	(345)	(319)	(275)	(350)
Balance at end of period	$6,020	$1,540	$6,020	$1,540

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2020	December 31, 2019

Commitments to extend credit	$768,941	$925,671
Standby letters of credit	15,839	17,211
Total	$784,780	$942,882

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

Leases. During the three months ended September 30, 2020, there was a reduction to operating lease right-of-use assets obtained in exchange for operating lease liabilities of $89,000 due to a lease amendment that granted additional lease incentives. During the nine months ended September 30, 2020, there was $7.9 million of operating lease right-of-use assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial right-of-use asset of $6.6 million. There was $537,000 and $1.2 million of operating lease right-of-use assets obtained in exchange for new operating lease liabilities for both the three and nine months ended September 30, 2019, respectively.

Securities. In the normal course of business we buy and sell securities. At September 30, 2020, there were $7.3 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2019, there were $17.5 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2020. There were $20.0 million of unsettled issuances of brokered CDs at December 31, 2019.

Southside Bancshares, Inc. | 43

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. | 44

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) and the quarter ended June 30, 2020 (the “Second Quarter Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2019, (the “2019 Form 10-K”). Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2019 Form 10-K, “Risk Factors” in Part II, Item 1A. of the First Quarter Form 10-Q and the Second Quarter Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including additional quarantines, regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
•the impact of COVID-19 pandemic on our future consolidated financial condition and results of operations;
•general (i) political conditions, including, without limitation, governmental action and uncertainty resulting from U.S. and global political trends and (ii) economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil and gas, credit or liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses;
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;
•adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) which impact the GSEs’ guarantees or ability to pay or issue debt;
•adverse changes in the credit portfolios of other U.S. financial institutions relative to the performance of certain of our investment securities;
•economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment;
Southside Bancshares, Inc. | 45

•our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
•the risk that our enterprise risk management framework, compliance program or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;
•changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact net interest margins and may impact prepayments on our mortgage-backed securities (“MBS”) portfolio;
•increases in our nonperforming assets;
•our ability to maintain adequate liquidity to fund operations and growth;
•any applicable regulatory limits or other restrictions on Southside Bank (“the Bank”) and its ability to pay dividends to us;
•the failure of our assumptions underlying our allowance for credit losses and other estimates;
•the failure to maintain an effective system of controls and procedures, including internal control over financial reporting;
•the effectiveness of our derivative financial instruments and hedging activities to manage risk;
•unexpected outcomes of, and the costs associated with, existing or new litigation involving us, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;
•changes impacting our balance sheet and leverage strategy;
•risks related to actual mortgage prepayments diverging from projections;
•risks related to actual U.S. agency MBS prepayments exceeding projected prepayment levels;
•risks related to U.S. agency MBS prepayments increasing due to U.S. government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;
•our ability to monitor interest rate risk;
•risks related to fluctuations in the price per barrel of crude oil;
•significant increases in competition in the banking and financial services industry;
•changes in consumer spending, borrowing and saving habits;
•execution of future acquisitions, reorganization or disposition transactions, including the risk that the anticipated benefits of such transactions are not realized;
•our ability to increase market share and control expenses;
•our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers;
•the effect of changes in federal or state tax laws;
•the effect of compliance with legislation or regulatory changes;
•the effect of changes in accounting policies and practices, including the implementation of the current expected credit loss (“CECL”) model;
•credit risks of borrowers, including any increase in those risks due to changing economic conditions;
•risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;
•risks related to environmental liability as a result of certain lending activity;
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in the 2019 Form 10-K, “Part II -Item 1A. Risk Factors” in the First Quarter Form 10-Q and Second Quarter Form 10-Q.

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Southside Bancshares, Inc. | 46

Critical Accounting Estimates
Our accounting and reporting estimates conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters that are highly uncertain to be critical accounting estimates. We consider our critical accounting policies to include allowance for credit losses on loans, estimation of fair value and pension plan accounting.
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 5 – Loans and Allowance for Loan Losses” in the notes to consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the 2019 Form 10-K. As of September 30, 2020, the most significant change to our critical accounting estimates is the determination of the allowance for loan losses under the expected loss model, a direct result of the adoption of new accounting guidance for estimating credit losses, known as the CECL model. For additional information regarding critical accounting policies related specifically to our allowance for credit loss estimates, refer to “Note 1 - Summary of Significant Accounting and Reporting Policies” in this Quarterly Report on Form 10-Q.

Southside Bancshares, Inc. | 47

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures (“FTE”): Net interest income (FTE), net interest margin (FTE) and net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three and nine months ended September 30, 2020 and 2019, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income (GAAP)	$46,586	$42,373	$138,558	$126,629
Tax equivalent adjustments:
Loans	688	641	2,035	1,837
Tax-exempt investment securities	2,415	1,161	6,385	3,761
Net interest income (FTE) (1)	$49,689	$44,175	$146,978	$132,227

Average earning assets	$6,548,935	$5,782,704	$6,498,162	$5,723,484

Net interest margin	2.83%	2.91%	2.85%	2.96%
Net interest margin (FTE) (1)	3.02%	3.03%	3.02%	3.09%

Net interest spread	2.65%	2.55%	2.64%	2.60%
Net interest spread (FTE) (1)	2.84%	2.68%	2.81%	2.73%
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
Southside Bancshares, Inc. | 48

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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also includes provisions to encourage financial institutions to work prudently with borrowers. As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April. At September 30, 2020, we had $302.8 million of approved PPP loans outstanding, net of deferred fees. Additionally, we are assisting both our consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges. As of October 27, 2020, we had outstanding loans with payment deferrals, generally for up to three months, for a total of $68.9 million. As of October 27, 2020 and since the release of our second quarter results in July, total COVID-19 modified loans, net of deferred fees, have decreased approximately $257 million, or 78.9%, from $326 million as of July 20, to $68.9 million, or 2.0% of total loans, net of PPP loans. The decrease in the COVID-19 modified loans are related to the loans coming out of the deferral periods and resuming performance. The largest categories of remaining deferrals include hotels of $41.0 million; 1-4 family residential loans of $16.6 million; commercial real estate property of $7.1 million; and retail commercial real estate property of $2.1 million.

Operating Results

Net income increased $7.3 million, or 36.8%, for the three months ended September 30, 2020, to $27.1 million compared to the same period in 2019. The increase was driven by a $9.1 million decrease in interest expense, $5.8 million decrease in provision for credit losses, partially offset by a $4.9 million decrease in interest income, a $2.6 million increase in noninterest expense and a $0.1 million increase in income tax expense. Earnings per diluted common share increased $0.24, or 41.4%, to $0.82 for the three months ended September 30, 2020, from $0.58 for the same period in 2019.

During the nine months ended September 30, 2020, our net income decreased $4.6 million, or 8.1%, to $52.6 million from $57.2 million for the same period in 2019. The decrease in net income was driven by the $23.2 million increase in provision for credit losses, a $5.3 million decrease in interest income and an increase in noninterest expense of $3.6 million, partially offset by a $17.3 million decrease in interest expense, a $6.9 million increase in noninterest income and a $3.3 million decrease in income tax expense. Earnings per diluted common share decreased $0.11, or 6.5%, to $1.58 for the nine months ended September 30, 2020, from $1.69 for the same period in 2019. The increase in the provision for credit losses was primarily due to the on-going economic effect of COVID-19 and the resulting impact on the economic assumptions used in the CECL model.
Southside Bancshares, Inc. | 49

Financial Condition

Our total assets increased $442.0 million, or 6.5%, to $7.19 billion at September 30, 2020 from $6.75 billion at December 31, 2019. Our securities portfolio increased by $255.1 million, or 10.2%, to $2.75 billion, compared to $2.49 billion at December 31, 2019. The increase in our securities portfolio was comprised of an increase of $745.6 million in investment securities, partially offset by a decrease of $490.5 million in MBS as we realigned our portfolio in response to the impact of COVID-19 on the financial markets. Our FHLB stock decreased $14.2 million, or 28.4%, to $35.9 million from $50.1 million at December 31, 2019, primarily due to decreases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.

Loans increased $221.8 million, or 6.2%, to $3.79 billion at September 30, 2020 from $3.57 billion at December 31, 2019. The net increase in our loan portfolio was comprised of increases of $227.6 million of commercial loans, $77.0 million of commercial real estate loans and $3.3 million of municipal loans, partially offset by decreases of $49.2 million of 1-4 family residential loans, $34.6 million of construction loans, and $2.5 million of loans to individuals. The increase in commercial loans is due entirely to $302.8 million of PPP loans, net of deferred fees, as of September 30, 2020. Loans held for sale increased $8.3 million, or 2,167.9%, to $8.7 million at September 30, 2020 from $383,000 at December 31, 2019.

Our nonperforming assets at September 30, 2020 decreased 3.6%, to $16.8 million and represented 0.23% of total assets, compared to $17.4 million, or 0.26% of total assets at December 31, 2019.  Nonaccruing loans increased $1.0 million, or 20.3%, to $6.0 million, and the ratio of nonaccruing loans to total loans increased slightly to 0.16% at September 30, 2020 compared to 0.14% at December 31, 2019.  Restructured loans were $10.3 million at September 30, 2020, a decrease of 14.2%, from $12.0 million at December 31, 2019. Other Real Estate Owned (“OREO”) increased to $536,000 at September 30, 2020 from $472,000 at December 31, 2019.

Our deposits increased $400.3 million, or 8.5%, to $5.10 billion at September 30, 2020 from $4.70 billion at December 31, 2019, which was comprised of increases of $323.1 million in noninterest bearing deposits and $77.1 million in interest bearing deposits. The increase was largely driven by PPP loan disbursements and stimulus checks deposited during the second quarter of 2020. The increase in our deposits during the nine months ended September 30, 2020 was reflected as an increase in private deposits of $483.8 million, partially offset by a decrease in public fund deposits of $83.5 million. Brokered deposits, included in our private deposits, decreased $32.1 million, or 8.7%, for the nine months ended September 30, 2020.

Total FHLB borrowings decreased $19.8 million, or 2.0%, to $952.9 million at September 30, 2020 from $972.7 million at December 31, 2019.
Our total shareholders’ equity at September 30, 2020 increased 4.3%, or $34.6 million, to $839.1 million, or 11.7% of total assets, compared to $804.6 million, or 11.9% of total assets, at December 31, 2019. The increase in shareholders’ equity was the result of net income of $52.6 million, other comprehensive income of $42.0 million, stock compensation expense of $2.3 million, net issuance of common stock under employee stock plans of $1.3 million and common stock issued under our dividend reinvestment plan of $1.0 million. These increases were partially offset by cash dividends paid of $31.0 million, the repurchase of $25.8 million of our common stock and a reduction to beginning retained earnings of $7.8 million for a cumulative-effect adjustment related to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. | 50

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB or the brokered funds market. These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability for many years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2019 Form 10-K and in the Second Quarter Form 10-Q, for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk. An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
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
Our investment securities and U.S. Agency MBS increased from $2.49 billion at December 31, 2019 to $2.75 billion at September 30, 2020. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
Due to the COVID-19 pandemic adding additional stress in the bond market, our ALCO objectives year-to-date are divided into two periods: pre-COVID-19 and COVID-19. During the pre-COVID-19 period, which includes January and February, we purchased approximately $168 million Texas municipal securities, of which approximately $58 million were taxable municipals. During March, the municipal bond market experienced a significant sell-off associated with illiquidity. When this occurred, we purchased approximately $483 million tax free municipal securities, largely AAA rated, and approximately $8 million of taxable municipals. This balance sheet strategy in the first quarter, along with certain additional funding decisions, such as adding additional interest rate swaps, have impacted our balance sheet as expected. During the second and third quarter of 2020, there were fewer opportunities to purchase bonds fitting our risk reward metrics, therefore the book value of the securities portfolio declined on a linked quarter basis as prepayments on MBS increased. During the third quarter, we purchased $47 million in highly rated Texas municipal securities, $38 million of which were taxable. During the third quarter of 2020, we sold a lower yielding $3 million corporate bond resulting in a net realized gain of $73,000.
At September 30, 2020, securities as a percentage of assets totaled 38.2%, compared to 36.9% at December 31, 2019, due to the $255.1 million, or 10.2%, increase in the securities portfolio which exceeded our loan growth of 6.2%, or $221.8 million, a result of our participation in the PPP. The COVID-19 pandemic has significantly impacted the financial markets and has created economic uncertainty which will likely limit our opportunity for loan growth for the remainder of 2020 and potentially into 2021. In response to the uncertainty surrounding 2020 loan growth, we purchased additional securities to meet our ALCO objectives. If loan originations increase over the coming months, we may modify the strategy of our securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates,
Southside Bancshares, Inc. | 51

yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales. However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to primarily utilize a combination of FHLB borrowings and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. Our primary wholesale funding source is FHLB borrowings and to a lesser extent we utilize federal funds purchased, the Federal Reserve Discount Window (“FRDW”) and brokered deposits. Our FHLB borrowings decreased 2.0%, or $19.8 million, to $952.9 million at September 30, 2020 from $972.7 million at December 31, 2019. To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve took steps in March of 2020 to encourage broader use of the discount window. We had no borrowings from the FRDW as of September 30, 2020.
In connection with our borrowings, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements. These agreements totaled $690.0 million and $310.0 million at September 30, 2020 and December 31, 2019, respectively. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with $670.0 million of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.14% with an average weighted maturity of 4.0 years at September 30, 2020. We have one terminated interest rate swap contract designated as a cash flow hedge having a total notional value of $20.0 million. At the time of termination, we determined that the underlying hedged forecasted transactions were still probable of occurring. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in accumulated other comprehensive income (“AOCI”) are immediately recognized in earnings. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered certificates of deposits (“CDs”) decreased $37.1 million, or 10.1%, from $365.7 million at December 31, 2019 to $328.6 million at September 30, 2020. At September 30, 2020, our brokered CDs had a weighted average cost of 48 basis points and remaining maturities of less than two years. To provide management flexibility in managing the interest rate risk of wholesale funding, the ALCO has approved up to $50.0 million to issue brokered deposits to replace those maturing within 30 days. Our wholesale funding policy allows for maximum brokered deposits of $450.0 million. The brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
During the nine months ended September 30, 2020, the increase in our deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered deposits, to 27.1% at September 30, 2020 from 31.0% at December 31, 2019.
Southside Bancshares, Inc. | 52

Results of Operations

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. The COVID-19 pandemic has significantly impacted our results of operations in 2020 and is likely to continue to impact our results of operations for the remainder of 2020 and into 2021.

The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans	$38,185	$43,165	$119,195	$127,766
Taxable investment securities	1,175	26	2,419	81
Tax-exempt investment securities	9,003	4,167	24,430	11,812
Mortgage-backed securities	7,048	12,569	27,626	38,289
Federal Home Loan Bank stock and equity investments	249	422	1,034	1,217
Other interest earning assets	17	206	220	1,089
Total interest income	55,677	60,555	174,924	180,254
Interest expense:
Deposits	4,862	11,366	21,010	34,064
Federal Home Loan Bank borrowings	2,369	4,647	9,272	13,003
Subordinated notes	1,427	1,425	4,250	4,235
Trust preferred subordinated debentures	378	685	1,469	2,132
Other borrowings	55	59	365	191
Total interest expense	9,091	18,182	36,366	53,625
Net interest income	$46,586	$42,373	$138,558	$126,629

Net Interest Income

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2020, the Federal Reserve reduced target federal funds rate by 150 basis points. There were no changes to the federal funds rate during the second or third quarters of 2020. During the second half of 2019, the Federal Reserve decreased the federal funds rate by 75 basis points.
Net interest income for the three months ended September 30, 2020 increased by $4.2 million, or 9.9%, compared to the same period in 2019. The increase in net interest income for the three months ended September 30, 2020 was due to the decrease in interest expense on our interest bearing liabilities, a result of lower funding costs, partially offset by a decrease in interest income due to a decrease in the average yield on our interest earning assets. Total interest income decreased $4.9 million, or 8.1%, to $55.7 million for the three months ended September 30, 2020, compared to $60.6 million during the same period in 2019. Total interest expense decreased $9.1 million, or 50.0%, to $9.1 million for the three months ended September 30, 2020, compared to $18.2 million for the same period in 2019. Our net interest margin (FTE), a non-GAAP measure, decreased slightly to 3.02% for the three months ended September 30, 2020, compared to 3.03% for the same period in 2019 and our net interest spread (FTE), also a non-GAAP measure, increased to 2.84%, compared to 2.68% for the same period in 2019. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
Net interest income for the nine months ended September 30, 2020 increased $11.9 million, or 9.4%, to $138.6 million, compared to $126.6 million for the same period in 2019. The increase in net interest income for the nine months ended
Southside Bancshares, Inc. | 53

September 30, 2020 was due to the decrease in interest expense on our interest bearing liabilities, a result of lower funding costs on our interest bearing liabilities, partially offset by a decrease in interest income due to a lower yield on our interest earning assets. Total interest income decreased $5.3 million, or 3.0%, to $174.9 million during the nine months ended September 30, 2020, compared to $180.3 million during the same period in 2019. Total interest expense decreased $17.3 million, or 32.2%, to $36.4 million during the nine months ended September 30, 2020, compared to $53.6 million during the same period in 2019. Our net interest margin (FTE), a non-GAAP measure, decreased to 3.02% for the nine months ended September 30, 2020, compared to 3.09% for the same period in 2019, and our net interest spread (FTE), also a non-GAAP measure, increased to 2.81%, compared to 2.73% for the same period in 2019. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
Southside Bancshares, Inc. | 54

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

	Three Months Ended September 30, 2020 Compared to 2019
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$3,990	$(8,928)	$(4,938)
Loans held for sale	12	(7)	5
Taxable investment securities	1,151	(2)	1,149
Tax-exempt investment securities (1)	6,550	(460)	6,090
Mortgage-backed and related securities	(2,985)	(2,536)	(5,521)
Federal Home Loan Bank stock, at cost, and equity investments	24	(197)	(173)
Interest earning deposits	(53)	(136)	(189)
Federal funds sold	—	—	—
Total earning assets	8,689	(12,266)	(3,577)
Interest expense on:
Savings accounts	58	(136)	(78)
Certificates of deposits	276	(2,719)	(2,443)
Interest bearing demand accounts	253	(4,236)	(3,983)
Federal Home Loan Bank borrowings	715	(2,993)	(2,278)
Subordinated notes, net of unamortized debt issuance costs	2	—	2
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(307)	(307)
Other borrowings	75	(79)	(4)
Total interest bearing liabilities	1,379	(10,470)	(9,091)
Net change	$7,310	$(1,796)	$5,514
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.57% for the three months ended September 30, 2020 from 4.28% for the same period in 2019, partially offset by the increase in average earning assets of $766.2 million, or 13.3%, to $6.55 billion for the three months ended September 30, 2020 from $5.78 billion for the same period in 2019. The decrease in the average yield on total earning assets during the three months ended September 30, 2020 was a result of decreases in the federal funds rate during 2020 and the latter half of 2019 and to a lesser extent, the lower yielding PPP loans included in average loans during the third quarter of 2020. The increase in average earning assets was primarily the result of increases in investment securities and the loan portfolio, partially offset by a decrease in average mortgage-backed securities.
The decrease in total interest expense for the three months ended September 30, 2020 was attributable to the decrease in the average rates paid on total interest bearing liabilities to 0.73% for the three months ended September 30, 2020 from 1.60% for the same period in 2019, partially offset by an increase in average interest bearing liabilities, primarily average interest bearing deposits and FHLB borrowings.  The decrease in average rates paid on interest bearing liabilities was due to the decrease in the federal funds rate during 2020 and the latter half of 2019.
Southside Bancshares, Inc. | 55

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2020 and 2019. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,815,989	$38,842	4.05%	$3,477,187	$43,780	5.00%
Loans held for sale	3,934	31	3.13%	2,497	26	4.13%
Securities:
Taxable investment securities (2)	145,724	1,175	3.21%	3,000	26	3.44%
Tax-exempt investment securities (2)	1,295,179	11,418	3.51%	555,835	5,328	3.80%
Mortgage-backed and related securities (2)	1,209,913	7,048	2.32%	1,660,331	12,569	3.00%
Total securities	2,650,816	19,641	2.95%	2,219,166	17,923	3.20%
Federal Home Loan Bank stock, at cost, and equity investments	60,528	249	1.64%	57,108	422	2.93%
Interest earning deposits	17,668	17	0.38%	26,746	206	3.06%
Total earning assets	6,548,935	58,780	3.57%	5,782,704	62,357	4.28%
Cash and due from banks	80,368			73,815
Accrued interest and other assets	699,351			570,657
Less: Allowance for loan losses	(61,212)			(24,938)
Total assets	$7,267,442			$6,402,238
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$461,895	192	0.17%	$367,615	270	0.29%
Certificates of deposits	1,172,179	3,568	1.21%	1,118,410	6,011	2.13%
Interest bearing demand accounts	2,069,751	1,102	0.21%	1,966,764	5,085	1.03%
Total interest bearing deposits	3,703,825	4,862	0.52%	3,452,789	11,366	1.31%
Federal Home Loan Bank borrowings	1,037,855	2,369	0.91%	881,088	4,647	2.09%
Subordinated notes, net of unamortized debt issuance costs	98,686	1,427	5.75%	98,511	1,425	5.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,253	378	2.50%	60,248	685	4.51%
Other borrowings	63,526	55	0.34%	13,401	59	1.75%
Total interest bearing liabilities	4,964,145	9,091	0.73%	4,506,037	18,182	1.60%
Noninterest bearing deposits	1,371,748			1,020,325
Accrued expenses and other liabilities	96,219			72,923
Total liabilities	6,432,112			5,599,285
Shareholders’ equity	835,330			802,953
Total liabilities and shareholders’ equity	$7,267,442			$6,402,238
Net interest income (FTE)		$49,689			$44,175
Net interest margin (FTE)			3.02%			3.03%
Net interest spread (FTE)			2.84%			2.68%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2020 and 2019, loans totaling $6.0 million and $17.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2020 Compared to 2019
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$12,755	$(21,142)	$(8,387)
Loans held for sale	26	(12)	14
Taxable investment securities	2,350	(12)	2,338
Tax-exempt investment securities (1)	16,149	(907)	15,242
Mortgage-backed and related securities	(5,838)	(4,825)	(10,663)
Federal Home Loan Bank stock, at cost, and equity investments	186	(369)	(183)
Interest earning deposits	(354)	(429)	(783)
Federal funds sold	(86)	—	(86)
Total earning assets	25,188	(27,696)	(2,508)
Interest expense on:
Savings accounts	116	(290)	(174)
Certificates of deposits	1,591	(4,429)	(2,838)
Interest bearing demand accounts	365	(10,407)	(10,042)
Federal Home Loan Bank borrowings	3,356	(7,087)	(3,731)
Subordinated notes, net of unamortized debt issuance costs	15	—	15
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(663)	(663)
Other borrowings	413	(239)	174
Total interest bearing liabilities	5,856	(23,115)	(17,259)
Net change	$19,332	$(4,581)	$14,751
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.77% for the nine months ended September 30, 2020 from 4.34% for the nine months ended September 30, 2019, partially offset by the increase in average earning assets of $774.7 million, or 13.5%. The decrease in the average yield on total earning assets during the nine months ended September 30, 2020 was a result of decreases in the federal funds rate during 2020 and the latter half of 2019. The increase in average earning assets was primarily the result of the increases in the investment securities and the loan portfolio, partially offset by a decrease in mortgage-backed securities.
The decrease in total interest expense for the nine months ended September 30, 2020 was attributable to the decrease in the average rates paid on total interest bearing liabilities to 0.96% for the nine months ended September 30, 2020 from 1.61% for the nine months ended September 30, 2019, partially offset by the increase in average interest bearing liabilities.  The decrease in average rates paid on interest bearing liabilities was due to the decreases in the federal funds rate during 2020 and the latter half of 2019.
Southside Bancshares, Inc. | 57

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2020 and 2019. The interest and related yields presented are on a fully taxable-equivalent (“FTE”) basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,743,437	$121,162	4.32%	$3,387,719	$129,549	5.11%
Loans held for sale	2,664	68	3.41%	1,698	54	4.25%
Securities:
Taxable investment securities (2)	103,576	2,419	3.12%	3,000	81	3.61%
Tax-exempt investment securities (2)	1,168,749	30,815	3.52%	557,961	15,573	3.73%
Mortgage-backed and related securities (2)	1,388,754	27,626	2.66%	1,662,715	38,289	3.08%
Total securities	2,661,079	60,860	3.05%	2,223,676	53,943	3.24%
Federal Home Loan Bank stock, at cost, and equity investments	63,683	1,034	2.17%	54,407	1,217	2.99%
Interest earning deposits	27,299	220	1.08%	52,345	1,003	2.56%
Federal funds sold	—	—	—	3,639	86	3.16%
Total earning assets	6,498,162	183,344	3.77%	5,723,484	185,852	4.34%
Cash and due from banks	78,484			78,539
Accrued interest and other assets	656,952			538,248
Less: Allowance for loan losses	(49,208)			(25,604)
Total assets	$7,184,390			$6,314,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$424,530	616	0.19%	$364,520	790	0.29%
Certificates of deposits	1,240,506	14,731	1.59%	1,130,561	17,569	2.08%
Interest bearing demand accounts	2,019,968	5,663	0.37%	1,973,024	15,705	1.06%
Total interest bearing deposits	3,685,004	21,010	0.76%	3,468,105	34,064	1.31%
Federal Home Loan Bank borrowings	1,077,861	9,272	1.15%	817,978	13,003	2.13%
Subordinated notes, net of unamortized debt issuance costs	98,642	4,250	5.76%	98,470	4,235	5.75%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,252	1,469	3.26%	60,247	2,132	4.73%
Other borrowings	112,851	365	0.43%	14,894	191	1.71%
Total interest bearing liabilities	5,034,610	36,366	0.96%	4,459,694	53,625	1.61%
Noninterest bearing deposits	1,242,055			1,007,263
Accrued expenses and other liabilities	87,170			76,963
Total liabilities	6,363,835			5,543,920
Shareholders’ equity	820,555			770,747
Total liabilities and shareholders’ equity	$7,184,390			$6,314,667
Net interest income (FTE)		$146,978			$132,227
Net interest margin (FTE)			3.02%			3.09%
Net interest spread (FTE)			2.81%			2.73%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2020 and 2019, loans totaling $6.0 million and $17.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. | 58

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2020
			Change From
	2020	2019	2019
Deposit services	$6,129	$6,753	$(624)	(9.2)%
Net gain on sale of securities available for sale	78	42	36	85.7%
Gain on sale of loans	1,071	131	940	717.6%
Trust fees	1,253	1,523	(270)	(17.7)%
Bank owned life insurance	680	622	58	9.3%
Brokerage services	564	555	9	1.6%
Other noninterest income	1,366	1,485	(119)	(8.0)%
Total noninterest income	$11,141	$11,111	$30	0.3%

	Nine Months Ended September 30,		2020
			Change From
	2020	2019	2019
Deposit services	$17,940	$19,391	$(1,451)	(7.5)%
Net gain on sale of securities available for sale	8,281	714	7,567	1,059.8%
Gain on sale of loans	1,924	405	1,519	375.1%
Trust fees	3,779	4,584	(805)	(17.6)%
Bank owned life insurance	1,899	1,725	174	10.1%
Brokerage services	1,643	1,549	94	6.1%
Other noninterest income	3,366	3,535	(169)	(4.8)%
Total noninterest income	$38,832	$31,903	$6,929	21.7%

The marginal increase in noninterest income for the three months ended September 30, 2020 compared to the same period in 2019, was due to an increase in gain on sale of loans, partially offset by decreases in deposit services income and trust fees. The 21.7% increase in noninterest income for the nine months ended September 30, 2020 compared to the same period in 2019, was due to the increases in net gain on sale of securities available for sale and gain on sale of loans, partially offset by decreases in deposit services income and trust fees.
The decrease in deposit services income for the three and nine months ended September 30, 2020 was primarily the result of a decrease in overdraft charges due to a general decline in customer spending activity due to COVID-19 related business closings as well as an increase in funds available to customers through government issued stimulus checks and additional unemployment benefits.
During the nine months ended September 30, 2020, we sold primarily Texas municipal securities, mortgage related securities and corporate bonds that resulted in a net gain on sale of AFS securities of $78,000 and $8.3 million for the three and nine months ended September 30, 2020, respectively.
Gain on sale of loans increased during the three and nine months ended September 30, 2020 due to an increase in the volume of loans sold.
The decrease in trust fees for the three and nine months ended September 30, 2020 was primarily due to a decrease in assets under management. The market value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, decreased 17.1%, and were approximately $1.52 billion at September 30, 2020, compared to $1.83 billion at September 30, 2019.
The increase in our bank owned life insurance income during the three and nine months ended September 30, 2020, compared to the same periods in 2019, was due to $12.5 million in additional policies purchased during the second quarter of 2020.
Southside Bancshares, Inc. | 59

Other noninterest income decreased during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a decrease in swap fee income and a write-down to a Community Reinvestment Act equity investment, partially offset by increases in the fair value of mortgage interest rate lock commitments and check cashing fees. Other noninterest income decreased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to decreases in swap fee income and mortgage servicing fee income, partially offset by increases in the fair value of mortgage interest rate lock commitments and check cashing fees.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2020
			Change From
	2020	2019	2019
Salaries and employee benefits	$19,344	$18,388	$956	5.2%
Net occupancy	3,595	3,430	165	4.8%
Advertising, travel & entertainment	519	593	(74)	(12.5)%
ATM expense	271	232	39	16.8%
Professional fees	961	1,192	(231)	(19.4)%
Software and data processing	1,215	1,116	99	8.9%
Communications	495	480	15	3.1%
FDIC insurance	469	—	469	100.0%
Amortization of intangibles	881	1,080	(199)	(18.4)%
Other noninterest expense	3,866	2,515	1,351	53.7%
Total noninterest expense	$31,616	$29,026	$2,590	8.9%

	Nine Months Ended September 30,		2020
			Change From
	2020	2019	2019
Salaries and employee benefits	$57,616	$54,325	$3,291	6.1%
Net occupancy	10,574	9,894	680	6.9%
Advertising, travel & entertainment	1,643	2,173	(530)	(24.4)%
ATM expense	728	658	70	10.6%
Professional fees	3,238	3,575	(337)	(9.4)%
Software and data processing	3,737	3,278	459	14.0%
Communications	1,494	1,456	38	2.6%
FDIC insurance	668	859	(191)	(22.2)%
Amortization of intangibles	2,792	3,388	(596)	(17.6)%
Other noninterest expense	9,502	8,747	755	8.6%
Total noninterest expense	$91,992	$88,353	$3,639	4.1%

The increase in noninterest expense for the three months ended September 30, 2020, compared to the same period in 2019, was the result of increases in other noninterest expense, salaries and employee benefits and FDIC insurance. The increase in noninterest expense for the nine months ended September 30, 2020, compared to the same period in 2019, was the result of increases in salaries and employee benefits, other noninterest expense, net occupancy expense and software and data processing expense, partially offset by decreases in amortization of intangibles and advertising, travel and entertainment expense.
Salary and employee benefits increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to increases in direct salary expense and retirement expense, partially offset by a decline in health insurance expense.
Southside Bancshares, Inc. | 60

For the three and nine months ended September 30, 2020, direct salary expense increased $583,000, or 3.8%, and $2.3 million, or 5.0%, respectively, compared to the same periods in 2019, due to normal salary increases effective in the first quarter of 2020, and to a lesser extent, the addition of several new commercial lenders.
Retirement expense increased $771,000, or 78.3%, and $1.3 million, or 43.6%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase was primarily due to increases in our deferred compensation plan expense, 401(k) plan matching expense, defined benefit expense and split dollar agreement expense. The increase in 401(k) plan matching expense was related to an increase in eligible matching participants during the second quarter of 2020. The increase in deferred compensation expense was due to entry into additional deferred compensation agreements. The increase in the defined benefit expense is due primarily to the decrease in the discount rate associated with the re-measurement of the defined benefit plan at June 30, 2020 in connection with freezing the defined benefit plan to further benefit accruals as of December 31, 2020.
Health and life insurance expense, included in salaries and employee benefits, decreased $397,000, or 20.5%, and $264,000, or 4.9%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs continue to rise nationwide and these costs may increase during the remainder of 2020.
Net occupancy expense increased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to increased depreciation, rent expense and other occupancy related expense primarily associated with relocating a branch location as well as additional cleaning and precautionary measures taken in response to COVID-19.
Advertising, travel and entertainment expense decreased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to decreases in travel, meals and entertainment and media advertising as a result of COVID-19. These decreases were partially offset by an increase in donations due to payment of several additional donations during the third quarter of 2020.
ATM expense increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to higher ATM maintenance expense as new ATMs and ITMs were put into service.
Professional fees decreased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to decreases in legal and audit fees.
Software and data processing expense increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to entry into several new software contracts.
FDIC insurance increased for the three months ended September 30, 2020, and decreased for the nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to a small bank assessment credit issued by the FDIC and utilized in the second half of 2019 and the first half of 2020. As of June 30, 2020, we had used all of the small bank assessment credit issued by the FDIC.
Amortization expense on intangibles decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
Other noninterest expense increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to losses on retired assets associated with a branch closure and branch right sizing.

Southside Bancshares, Inc. | 61

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2020 was $30.9 million and $59.7 million, respectively, an increase of 31.6% and a decrease of 11.7%, compared to $23.5 million and $67.6 million for the same periods in 2019. We recorded income tax expense of $3.8 million and $7.1 million for the three and nine months ended September 30, 2020, respectively, compared to income tax expense of $3.7 million and $10.4 million for the same periods in 2019. The effective tax rate (“ETR”) as a percentage of pre-tax income was 12.3% and 11.9% for the three and nine months ended September 30, 2020, respectively, compared to an ETR as a percentage of pre-tax income of 15.6% and 15.3% for the same periods in 2019. The lower ETR for the three and nine months ended September 30, 2020 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2019.
The ETR differs from the stated rate of 21% for the three and nine months ended September 30, 2020 and 2019 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as bank owned life insurance. The net deferred tax liability totaled $9.6 million at September 30, 2020, compared to $4.8 million at December 31, 2019. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2020 or December 31, 2019, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. | 62

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2019 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2019.  There were no substantial changes in these concentrations during the nine months ended September 30, 2020.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the Texas counties in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2019	September 30, 2019
	September 30, 2020	December 31, 2019	September 30, 2019	Change (%)	Change (%)
Real estate loans:
Construction	$610,394	$644,948	$621,040	(5.4)%	(1.7)%
1-4 family residential	738,343	787,562	792,638	(6.2)%	(6.8)%
Commercial	1,327,233	1,250,208	1,236,307	6.2%	7.4%
Commercial loans	629,170	401,521	382,077	56.7%	64.7%
Municipal loans	387,286	383,960	366,906	0.9%	5.6%
Loans to individuals	97,549	100,005	100,949	(2.5)%	(3.4)%
Total loans	$3,789,975	$3,568,204	$3,499,917	6.2%	8.3%
Our loan portfolio increased $221.8 million, or 6.2%, at September 30, 2020 compared to December 31, 2019 with increases in commercial loans, commercial real estate loans, and municipal loans partially offset by decreases in the other loan categories.
Our loan portfolio increased $290.1 million, or 8.3%, at September 30, 2020 compared to September 30, 2019 with increases in commercial loans, commercial real estate loans, and municipal loans, partially offset by decreases in other loan categories. The increase in commercial loans was due entirely to $302.8 million of PPP loans, net of deferred fees, included in this category at September 30, 2020.
At September 30, 2020, our real estate loans represented 70.6% of our loan portfolio and were comprised of construction loans of 22.8%, 1-4 family residential loans of 27.6% and commercial real estate loans of 49.6%. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.
Southside Bancshares, Inc. | 63

Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have experienced a significant reduction primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions will improve, remain the same or decline.
As of September 30, 2020, the Company’s exposure to the oil and gas industry totaled $116.4 million, or 3.07% of gross loans, down $8.0 million from December 31, 2019 year-end levels, and consisted primarily of (i) support/service loans of 2.03%, (ii) upstream of 0.91%, (iii) downstream of 0.09%, and (iv) midstream of 0.04%. Expanded monitoring and analysis of these loans has been implemented to address the decline in oil and gas prices as needed.
The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	September 30,		December 31, 2019
	2020	2019
Oil and gas related loans	$116,428	$116,719	$124,417
Oil and gas related loans as a % of loans	3.07%	3.33%	3.49%
Classified oil and gas related loans	$6,788	$67	$1,085
Classified oil and gas related loans as a % of oil and gas related loans	5.83%	0.06%	0.87%
Nonaccrual oil and gas related loans	718	67	7
Net charge-offs for oil and gas related loans	7	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	1.48%	0.85%	1.14%

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies have impacted and could continue to impact many of our customers. Although certain business restrictions above have eased in some of our market areas, the ongoing pandemic and increased outbreaks of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. In addition to the oil and gas industry, we consider the sectors set forth in the below table to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts. For further discussion, see Item 1.A "Risk Factors" in the Second Quarter Form 10-Q.

The following table sets forth our sectors considered most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System (“NAICS”) categories as of September 30, 2020 (dollars in thousands):

	September 30, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$329,645	8.70%	0.03%
Retail goods and services	85,443	2.25%	9.04%
Hotels	68,881	1.82%	6.34%
Food services	43,401	1.15%	0.12%
Arts, entertainment and recreation	10,400	0.27%	0.81%
Total	$537,770	14.19%	2.29%

(1)    Sector classified loans as a percentage of sector total loans.
(2)    Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.

Southside Bancshares, Inc. | 64

Allowance for Credit Losses - Loans
As discussed in “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q, our policies and procedures related to accounting for credit losses changed on January 1, 2020 in connection with the adoption of ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses (“CECL”). CECL is the estimated credit loss over the contractual life of a financial instrument measured upon origination or purchase of the instrument. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. The impact of varying economic conditions and portfolio stress factors are now a component of the credit loss models applied to each portfolio. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert to the long-run trend based upon historical data. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and may apply additional scenario conditions, weights, and/or relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the third quarter 2020 estimate of the allowance, were generally reflective of an improved economic forecast as compared to prior quarters.
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
As of September 30, 2020, our review of the loan portfolio indicated that an allowance for loan losses of $55.1 million was appropriate to cover losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2020, the allowance for loan losses increased $30.3 million, or 122.2%, to $55.1 million, or 1.45% of total loans, when compared to $24.8 million, or 0.69% of total loans at December 31, 2019. The increase in the provision for credit losses for the year was primarily due to COVID-19 and the resulting impact on the economic assumptions used in the CECL model.
For the three and nine months ended September 30, 2020, loan charge-offs were $718,000 and $2.3 million, respectively, and recoveries were $361,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2019, loan charge-offs were $1.0 million and $5.7 million, respectively, and recoveries were $419,000 and $1.2 million, respectively. We recorded a reversal of provision for credit losses for loans of $4.4 million for the three months ended September 30, 2020 and a provision for credit losses for loans of $26.0 million for the nine months ended September 30, 2020. This represented a decrease of $5.4 million, or 537.9%, compared to a provision of $1.0 million for the three months ended September 30, 2019, and an increase of $23.4 million, or 903.5%, from a provision $2.6 million for the nine months ended September 30, 2019. The partial reversal of provision for credit losses during the three months ended September 30, 2020, was largely driven by an improvement in the economic forecasts and the decrease in commercial real estate loans. The increase for the nine months ended September 30, 2020, was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology, including the potential for credit deterioration. If the COVID-19 pandemic and economic impact is prolonged, there is a material risk that credit losses and nonperforming assets may increase.

Southside Bancshares, Inc. | 65

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
Southside Bancshares, Inc. | 66

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2019	September 30, 2019
	September 30, 2020	December 31, 2019	September 30, 2019	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$1,246	$405	$412	207.7%	202.4%
1-4 family residential	2,838	2,611	2,500	8.7%	13.5%
Commercial	884	704	13,237	25.6%	(93.3)%
Commercial loans	784	944	747	(16.9)%	5.0%
Loans to individuals	219	299	252	(26.8)%	(13.1)%
Total nonaccrual loans (1)	5,971	4,963	17,148	20.3%	(65.2)%

Accruing loans past due more than 90 days (1)	—	—	—	—	—
Troubled debt restructured loans(2)	10,307	12,014	11,683	(14.2)%	(11.8)%
Other real estate owned	536	472	912	13.6%	(41.2)%
Repossessed assets	8	—	4	100.0%	100.0%
Total nonperforming assets	$16,822	$17,449	$29,747	(3.6)%	(43.4)%

Asset quality ratios:
Nonaccruing loans to total loans	0.16%	0.14%	0.49%
Allowance for loan losses to nonaccruing loans	922.96	499.64	146.54
Allowance for loan losses to nonperforming assets	327.61	142.11	84.48
Allowance for loan losses to total loans	1.45	0.69	0.72
Nonperforming assets to total assets	0.23	0.26	0.45
Net charge-offs to average loans	0.04	0.21	0.18

(1) Prior to the adoption of CECL, excluded PCI loans measured at fair value at acquisition if the timing and amount of cash flows expected to be collected from those sales could be reasonably estimated.
(2) Prior to the adoption of CECL, included $0.8 million in PCI loans restructured as of December 31, 2019 and September 30, 2019.

We are actively marketing all OREO properties and none are being held for investment purposes.

Southside Bancshares, Inc. | 67

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2020, these investments were 7.9% of total assets, as compared with 7.8% for December 31, 2019 and 6.8% for September 30, 2019. The increase to 7.9% at September 30, 2020, is primarily reflective of the increase in the short-term investment portfolio, offset by an increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2020 or December 31, 2019.  To provide more liquidity in response to the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At September 30, 2020, the amount of additional funding the Bank could obtain from the Federal Reserve’s discount window, collateralized by securities and PPP loans, was approximately $786 million. There were no borrowings from the FRDW at September 30, 2020. At September 30, 2020, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.16 billion, net of FHLB stock purchases required.  Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios and interest rate spreads and margins.  The ALCO utilizes a simulation model to perform interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) to assist in determining our overall interest rate risk and the adequacy of our liquidity position.  In addition, the ALCO utilizes this simulation model to determine the impact on net interest income of various interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios. See Part I - “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Southside Bancshares, Inc. | 68

Capital Resources
Our total shareholders’ equity at September 30, 2020 increased 4.3%, or $34.6 million, to $839.1 million, or 11.7% of total assets, compared to $804.6 million, or 11.9% of total assets, at December 31, 2019.
The increase in shareholders’ equity was the result of net income of $52.6 million, other comprehensive income of $42.0 million, stock compensation expense of $2.3 million, net issuance of common stock under employee stock plans of $1.3 million and common stock issued under our dividend reinvestment plan of $1.0 million. These increases were partially offset by cash dividends paid of $31.0 million, the repurchase of $25.8 million of our common stock and a reduction to beginning retained earnings of $7.8 million for a cumulative-effect adjustment related to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
At September 30, 2020, our Common Equity Tier 1 “CET1” capital ratio was 14.24% percent, an increase of 17 basis points compared to December 31, 2019. The higher CET1 capital ratio is primarily due to an increase in retained earnings offset by an increase our securities portfolio at the end of the period ended September 30, 2020 that increased risk-weighted assets.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, before the end of 2020 the option to delay for two years an estimate of the CECL methodologies effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to use this regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital, which resulted in a 33 basis point benefit to the CET1 capital ratio at September 30, 2020.
Management believes that, as of September 30, 2020, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. | 69

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$600,085	14.24%	$189,644	4.50%	N/A	N/A
Bank Only	$751,172	17.83%	$189,600	4.50%	$273,867	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$658,528	15.63%	$252,859	6.00%	N/A	N/A
Bank Only	$751,172	17.83%	$252,800	6.00%	$337,067	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$802,043	19.03%	$337,145	8.00%	N/A	N/A
Bank Only	$795,979	18.89%	$337,067	8.00%	$421,334	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$658,528	9.50%	$277,351	4.00%	N/A	N/A
Bank Only	$751,172	10.84%	$277,251	4.00%	$346,564	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$591,026	14.07%	$189,055	4.50%	N/A	N/A
Bank Only	$738,311	17.58%	$188,992	4.50%	$272,989	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$649,465	15.46%	$252,073	6.00%	N/A	N/A
Bank Only	$738,311	17.58%	$251,989	6.00%	$335,986	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$774,293	18.43%	$336,098	8.00%	N/A	N/A
Bank Only	$764,563	18.20%	$335,986	8.00%	$419,982	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$649,465	10.18%	$255,304	4.00%	N/A	N/A
Bank Only	$738,311	11.57%	$255,204	4.00%	$319,004	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2020, Southside Bancshares and Southside Bank meet all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2019 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. | 70

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2020	2019
Return on average assets	1.48%	1.23%
Return on average shareholders’ equity	12.89	9.78
Dividend payout ratio – Basic	37.80	52.54
Dividend payout ratio – Diluted	37.80	53.45
Average shareholders’ equity to average total assets	11.49	12.54
	Nine Months Ended September 30,
	2020	2019
Return on average assets	0.98%	1.21%
Return on average shareholders’ equity	8.56	9.93
Dividend payout ratio – Basic	58.86	54.12
Dividend payout ratio – Diluted	58.86	54.44
Average shareholders’ equity to average total assets	11.42	12.21

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

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Balance at beginning of period	$6,365	$1,859	$1,455	$1,890
Impact of CECL adoption	—	—	4,840	—
Provision for (reversal of) off-balance-sheet credit exposures	(345)	(319)	(275)	(350)
Balance at end of period	$6,020	$1,540	$6,020	$1,540

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

Southside Bancshares, Inc. | 71

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2020	December 31, 2019
Unused commitments:
Commitments to extend credit	$768,941	$925,671
Standby letters of credit	15,839	17,211
Total	$784,780	$942,882

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

Leases. During the three months ended September 30, 2020, there was a reduction to operating lease right-of-use assets obtained in exchange for operating lease liabilities of $89,000 due to a lease amendment that granted additional lease incentives. During the nine months ended September 30, 2020, there was $7.9 million of operating lease right-of-use assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial right-of-use asset of $6.6 million. There was $537,000 and $1.2 million of operating lease right-of-use assets obtained in exchange for new operating lease liabilities for both the three and nine months ended September 30, 2019, respectively.

Securities. In the normal course of business we buy and sell securities. At September 30, 2020, there were $7.3 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2019, there were $17.5 million unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2020. There were $20.0 million unsettled issuances of brokered CDs at December 31, 2019.

Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Southside Bancshares, Inc. | 72

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

Due to the close proximity of our traditional branch location to an acquired Diboll traditional branch location in Longview, Texas, we closed the acquired branch located at 2395 H.G. Mosley Parkway, Longview, TX 75604, on September 18, 2020.

Due to pandemic-related access restrictions implemented at nursing homes, we closed the Pinecrest Nursing Home branch which provided very limited operations on a weekly basis for residents located at 1302 Tom Temple Drive, Lufkin, TX 75901, on September 18, 2020.

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors, and no interest rates are assumed to go negative. The interest rate environment has declined during 2020 to a point where most treasury terms are under 100 basis points; therefore, we do not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We will continue to monitor interest rates, and we will resume the simulation of rates decreasing 100 and 200 basis points once rates begin to rise.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next twelve months for the periods presented.
Southside Bancshares, Inc. | 73

	Anticipated impact over the next twelve months
	September 30,
Rate projections:	2020	2019
Increase:
100 basis points	1.73%	1.59%
200 basis points	3.82%	(1.37)%

Decrease:
50 basis points	(2.05)%	1.44%
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

Southside Bancshares, Inc. | 74

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Second Quarter Form 10Q and the 2019 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. | 75

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
Southside Bancshares, Inc. | 76

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	October 30, 2020	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 30, 2020	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. | 77