Form 10-Q
period 2021-03-31
SOUTHSIDE BANCSHARES INC
filed 2021-04-30
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 27, 2021 was 32,588,244 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2020 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2020
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
COVID-19	Novel strain of coronavirus
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	Generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
Southside Bancshares, Inc. |1

ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
PPP	Paycheck Protection Program
PPP Facility	Paycheck Protection Program Lending Facility
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31, 2021	December 31, 2020

ASSETS
Cash and due from banks	$78,304	$87,357
Interest earning deposits	29,319	21,051
Total cash and cash equivalents	107,623	108,408
Securities:
Securities AFS, at estimated fair value (amortized cost of $2,448,113 and $2,437,513, respectively)	2,546,924	2,587,305
Securities HTM (estimated fair value of $104,177 and $118,198, respectively)	98,159	108,998
FHLB stock, at cost	18,754	25,259
Equity investments	11,804	11,905
Loans held for sale	2,615	3,695
Loans:
Loans	3,716,598	3,657,779
Less: Allowance for loan losses	(41,454)	(49,006)
Net loans	3,675,144	3,608,773
Premises and equipment, net	144,628	144,576
Operating lease ROU assets	15,788	15,063
Goodwill	201,116	201,116
Other intangible assets, net	8,978	9,744
Interest receivable	27,438	38,708
BOLI	116,209	115,583
Other assets	23,706	29,094
Total assets	$6,998,886	$7,008,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,383,371	$1,354,815
Interest bearing	3,709,272	3,577,507
Total deposits	5,092,643	4,932,322
Other borrowings	22,315	23,172
FHLB borrowings	665,530	832,527
Subordinated notes, net of unamortized debt issuance costs	197,268	197,251
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,256	60,255
Deferred tax liability, net	9,869	15,549
Unsettled trades to purchase securities	23,473	—
Operating lease liabilities	17,327	16,734
Other liabilities	51,608	55,120
Total liabilities	6,140,289	6,132,930

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,943,737 shares issued at March 31, 2021 and 37,934,819 shares issued at December 31, 2020)	47,430	47,419
Paid-in capital	774,815	771,511
Retained earnings	134,782	111,208
Treasury stock: (shares at cost, 5,284,781 at March 31, 2021 and 4,983,645 at December 31, 2020)	(138,016)	(123,921)
AOCI	39,586	69,080
Total shareholders’ equity	858,597	875,297
Total liabilities and shareholders’ equity	$6,998,886	$7,008,227
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans	$36,038	$41,895
Taxable investment securities	2,323	512
Tax-exempt investment securities	8,965	6,206
MBS	6,088	11,534
FHLB stock and equity investments	136	425
Other interest earning assets	15	180
Total interest income	53,565	60,752
Interest expense:
Deposits	2,597	9,919
FHLB borrowings	1,908	3,974
Subordinated notes	2,395	1,411
Trust preferred subordinated debentures	351	600
Other borrowings	11	147
Total interest expense	7,262	16,051
Net interest income	46,303	44,701
Provision for credit losses	(10,149)	25,247
Net interest income after provision for credit losses	56,452	19,454
Noninterest income:
Deposit services	6,125	6,279
Net gain on sale of securities AFS	2,003	5,541
Gain on sale of loans	593	170
Trust fees	1,383	1,305
BOLI	626	569
Brokerage services	780	580
Other	2,113	1,054
Total noninterest income	13,623	15,498
Noninterest expense:
Salaries and employee benefits	20,044	19,643
Net occupancy	3,560	3,311
Advertising, travel & entertainment	437	832
ATM expense	238	224
Professional fees	991	1,195
Software and data processing	1,312	1,227
Communications	525	493
FDIC insurance	454	25
Amortization of intangibles	766	980
Other	2,907	2,590
Total noninterest expense	31,234	30,520
Income before income tax expense	38,841	4,432
Income tax expense	4,750	479
Net income	$34,091	$3,953

Earnings per common share – basic	$1.04	$0.12
Earnings per common share – diluted	$1.04	$0.12
Cash dividends paid per common share	$0.32	$0.31

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$34,091	$3,953
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding (loss) gain on AFS securities during the period	(48,979)	61,486
Reclassification adjustment for amortization related to AFS and HTM debt securities	416	121
Reclassification adjustment for net gain on sale of AFS securities, included in net income	(2,003)	(5,541)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	11,023	(19,600)
Reclassification adjustment of net loss (gain) related to derivatives designated as cash flow hedges	1,568	(101)
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	641	727
Other comprehensive (loss) income, before tax	(37,334)	37,092
Income tax benefit (expense) related to items of other comprehensive (loss) income	7,840	(7,789)
Other comprehensive (loss) income, net of tax	(29,494)	29,303
Comprehensive income	$4,597	$33,256

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,419	$771,511	$111,208	$(123,921)	$69,080	$875,297
Net income	—	—	34,091	—	—	34,091
Other comprehensive loss	—	—	—	—	(29,494)	(29,494)
Issuance of common stock for dividend reinvestment plan (8,918 shares)	11	321	—	—	—	332
Purchase of common stock (427,396 shares)	—	—	—	(15,213)	—	(15,213)
Stock compensation expense	—	674	—	—	—	674
Net issuance of common stock under employee stock plans (126,260 shares)	—	2,309	(41)	1,118	—	3,386
Cash dividends paid on common stock ($0.32 per share)	—	—	(10,476)	—	—	(10,476)
Balance at March 31, 2021	$47,430	$774,815	$134,782	$(138,016)	$39,586	$858,597

Balance at December 31, 2019	$47,360	$766,718	$80,274	$(94,008)	$4,236	$804,580
Cumulative effect of accounting change	—	—	(7,830)	—	—	(7,830)
Adjusted beginning balance	47,360	766,718	72,444	(94,008)	4,236	796,750
Net income	—	—	3,953	—	—	3,953
Other comprehensive income	—	—	—	—	29,303	29,303
Issuance of common stock for dividend reinvestment plan (10,607 shares)	13	334	—	—	—	347
Purchase of common stock (869,723 shares)	—	—	—	(25,842)	—	(25,842)
Stock compensation expense	—	695	—	—	—	695
Net issuance of common stock under employee stock plans (47,428 shares)	—	693	(40)	435	—	1,088
Cash dividends paid on common stock ($0.31 per share)	—	—	(10,494)	—	—	(10,494)
Balance at March 31, 2020	$47,373	$768,440	$65,863	$(119,415)	$33,539	$795,800

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$34,091	$3,953
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,882	3,021
Securities premium amortization (discount accretion), net	6,083	4,505
Loan (discount accretion) premium amortization, net	(223)	(244)
Provision for credit losses	(10,149)	25,247
Stock compensation expense	674	695
Deferred tax expense (benefit)	2,161	(5,075)
Net gain on sale of AFS securities	(2,003)	(5,541)
Net (gain) loss on premises and equipment	227	(42)
Gross proceeds from sales of loans held for sale	15,987	5,204
Gross originations of loans held for sale	(14,907)	(6,651)
Net (gain) loss on OREO	(2)	1
Net change in:
Interest receivable	11,270	1,383
Other assets	6,459	(9,318)
Interest payable	(1,026)	(2,034)
Other liabilities	10,891	(18,886)
Net cash provided by (used in) operating activities	62,415	(3,782)

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(127,713)	(683,062)
Sales	37,097	135,000
Maturities, calls and principal repayments	99,787	80,555
Securities HTM:
Maturities, calls and principal repayments	10,871	352
Proceeds from redemption of FHLB stock and equity investments	16,240	—
Purchases of FHLB stock and equity investments	(9,629)	(4,661)
Net loan originations	(59,211)	(33,207)
Purchases of premises and equipment	(2,396)	(4,259)
Proceeds from sales of premises and equipment	94	72
Proceeds from sales of OREO	106	46
Proceeds from sales of repossessed assets	44	31
Net cash used in investing activities	(34,710)	(509,133)

(continued)

Southside Bancshares, Inc. | 7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2021	2020
FINANCING ACTIVITIES:
Net change in deposits	$160,308	$56,281
Net change in other borrowings	(857)	189,542
Proceeds from FHLB borrowings	4,009,977	3,247,401
Repayment of FHLB borrowings	(4,176,974)	(2,945,775)
Net proceeds from issuance of subordinated long-term debt	(59)	—
Proceeds from stock option exercises	3,412	1,130
Cash paid to tax authority related to tax withholding on share-based awards	(26)	(42)
Purchase of common stock	(14,127)	(23,959)
Proceeds from the issuance of common stock for dividend reinvestment plan	332	347
Cash dividends paid	(10,476)	(10,494)
Net cash (used in) provided by financing activities	(28,490)	514,431

Net (decrease) increase in cash and cash equivalents	(785)	1,516
Cash and cash equivalents at beginning of period	108,408	110,697
Cash and cash equivalents at end of period	$107,623	$112,213

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$8,288	$18,085
Income taxes paid	$250	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$424	$338
Unsettled trades to purchase securities	$(23,473)	$(14,596)
Unsettled trades to sell securities	$—	$67,247
Unsettled trades to repurchase common stock	$(1,086)	$(1,883)

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. |8

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, not all information required by GAAP for complete financial statements is included in these interim statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  The preparation of these consolidated financial statements in accordance with GAAP requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. We have established an officer level committee to guide our transition from LIBOR and have begun efforts to transition to alternative rates consistent with industry timelines. We have identified products that utilize LIBOR and are implementing enhanced fallback language to facilitate the transition to alternative reference rates. We are evaluating existing systems and have begun offering new rates on a limited basis. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

Southside Bancshares, Inc. |9

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic and Diluted Earnings:
Net income	$34,091	$3,953
Basic weighted-average shares outstanding	32,829	33,691
Add: Stock awards	108	114
Diluted weighted-average shares outstanding	32,937	33,805
Basic earnings per share:
Net income	$1.04	$0.12
Diluted earnings per share:
Net income	$1.04	$0.12
For the three months ended March 31, 2021, and 2020 there were approximately 679,000 and 775,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2021
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$116,078	$(17,091)	$149	$(30,056)	$69,080
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(48,979)	11,023	—	—	(37,956)
Reclassification adjustments included in net income	(1,587)	1,568	—	641	622
Income tax benefit (expense)	10,619	(2,644)	—	(135)	7,840
Net current-period other comprehensive (loss) income, net of tax	(39,947)	9,947	—	506	(29,494)
Ending balance, net of tax	$76,131	$(7,144)	$149	$(29,550)	$39,586

	Three Months Ended March 31, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	61,486	(19,600)	—	—	41,886
Reclassification adjustments included in net income	(5,420)	(101)	(1)	728	(4,794)
Income tax (expense) benefit	(11,774)	4,137	—	(152)	(7,789)
Net current-period other comprehensive income (loss), net of tax	44,292	(15,564)	(1)	576	29,303
Ending balance, net of tax	$82,330	$(17,236)	$(146)	$(31,409)	$33,539

Southside Bancshares, Inc. |11

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2021	2020

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(416)	$(121)
Tax benefit	87	25
Net of tax	(329)	(96)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	2,003	5,541
Tax expense	(420)	(1,164)
Net of tax	1,583	4,377

Derivatives:
Realized net (loss) gain on interest rate swap derivatives (3)	(1,568)	93
Tax benefit (expense)	329	(19)
Net of tax	(1,239)	74

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	—	8
Tax expense	—	(1)
Net of tax	—	7

Amortization of pension plan:
Net actuarial loss (4)	(641)	(728)
Prior service credit (4)	—	1
Total before tax	(641)	(727)
Tax benefit	135	152
Net of tax	(506)	(575)
Total reclassifications for the period, net of tax	$(491)	$3,787
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain on sale of securities AFS on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings on the consolidated statements of income.
(4)    These AOCI components are included in the computation of net periodic pension cost (income) presented in “Note 8 – Employee Benefit Plans.”
Southside Bancshares, Inc. |12

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of March 31, 2021 and December 31, 2020 are reflected in the tables below (in thousands):

	March 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$42,818	$8	$349	$42,477
State and political subdivisions	1,528,516	71,813	8,684	1,591,645
Other stocks and bonds	91,439	1,560	216	92,783
MBS: (1)
Residential	675,795	31,580	301	707,074
Commercial	109,545	3,802	402	112,945
Total	$2,448,113	$108,763	$9,952	$2,546,924

HELD TO MATURITY
Investment securities:
State and political subdivisions	$908	$9	$—	$917
MBS: (1)
Residential	45,274	3,006	—	48,280
Commercial	51,977	3,003	—	54,980
Total	$98,159	$6,018	$—	$104,177

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,475,030	$105,601	$37	$1,580,594
Other stocks and bonds	77,224	1,053	22	78,255
MBS: (1)
Residential	771,409	38,674	73	810,010
Commercial	113,850	4,746	150	118,446
Total	$2,437,513	$150,074	$282	$2,587,305

HELD TO MATURITY
Investment securities:
State and political subdivisions	$907	$13	$—	$920
MBS: (1)
Residential	47,948	4,187	—	52,135
Commercial	60,143	5,000	—	65,143
Total	$108,998	$9,200	$—	$118,198
(1) All MBS issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

Investment securities and MBS with carrying values of $1.47 billion and $1.56 billion were pledged as of March 31, 2021 and December 31, 2020, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
Southside Bancshares, Inc. |13

The following tables represent the fair value and unrealized losses on AFS investment and MBS for which an allowance for credit losses has not been recorded as of March 31, 2021 and December 31, 2020, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$23,599	$349	$—	$—	$23,599	$349
State and political subdivisions	205,469	8,684	—	—	205,469	8,684
Other stocks and bonds	28,845	216	—	—	28,845	216
MBS:
Residential	7,769	301	—	—	7,769	301
Commercial	4,488	402	—	—	4,488	402
Total	$270,170	$9,952	$—	$—	$270,170	$9,952

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$17,305	$37	$—	$—	$17,305	$37
Other stocks and bonds	11,562	22	—	—	11,562	22
MBS:
Residential	6,287	73	—	—	6,287	73
Commercial	4,744	150	—	—	4,744	150
Total	$39,898	$282	$—	$—	$39,898	$282

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
Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the three months ended March 31, 2021 or 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our other stocks and bonds as of March 31, 2021 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are largely due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of March 31, 2021 and December 31, 2020, we did not have an allowance for credit losses on our AFS securities.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of March 31, 2021 and 2020, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these
Southside Bancshares, Inc. |14

securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the three months ended March 31, 2021 or 2020.
From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $2.4 million ($1.9 million, net of tax) at March 31, 2021 and $2.9 million ($2.3 million, net of tax) at December 31, 2020. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the three months ended March 31, 2021 or the year ended December 31, 2020.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2021, accrued interest receivable on AFS and HTM debt securities totaled $13.4 million and $259,000, respectively. As of December 31, 2020, accrued interest receivable on AFS and HTM debt securities totaled $22.0 million and $298,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2021 or December 31, 2020.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
U.S. Treasury	$37	$—
State and political subdivisions	10,406	6,625
Other stocks and bonds	845	93
MBS	6,088	11,534
Total interest income on securities	$17,376	$18,252

There was a $2.0 million net realized gain from the AFS securities portfolio for the three months ended March 31, 2021, which consisted of $2.1 million in realized gains and $52,000 in realized losses.  There was a $5.5 million net realized gain from the AFS securities portfolio for the three months ended March 31, 2020, which consisted of $5.6 million in realized gains and $10,000 in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2021 or 2020.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |15

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2021, are presented below by contractual maturity (in thousands):

	March 31, 2021
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$1,036	$1,061
Due after one year through five years	32,542	33,937
Due after five years through ten years	93,914	96,177
Due after ten years	1,535,281	1,595,730
	1,662,773	1,726,905
MBS:	785,340	820,019
Total	$2,448,113	$2,546,924

	March 31, 2021
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$121
Due after one year through five years	509	514
Due after five years through ten years	279	282
Due after ten years	—	—
	908	917
MBS:	97,251	103,260
Total	$98,159	$104,177

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2021 and December 31, 2020, we had equity investments recorded in our consolidated balance sheets of $11.8 million and $11.9 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (losses) gains recognized during the period on equity investments	$(107)	$53
Less: Net gains recognized during the period on equity investments sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity investments held at the reporting date	$(107)	$53

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2021.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at March 31, 2021, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |16

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate loans:
Construction	$605,677	$581,941
1-4 family residential	700,430	719,952
Commercial	1,348,551	1,295,746
Commercial loans	564,745	557,122
Municipal loans	406,377	409,028
Loans to individuals	90,818	93,990
Total loans	3,716,598	3,657,779
Less: Allowance for loan losses	41,454	49,006
Net loans	$3,675,144	$3,608,773

Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at March 31, 2021 and December 31, 2020 of $220.9 million and $214.8 million, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2021 consisted of $1.25 billion of owner and non-owner occupied real estate, $81.6 million of loans secured by multi-family properties and $15.0 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
Southside Bancshares, Inc. |17

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
Southside Bancshares, Inc. |18

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

March 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$26,255	$160,527	$182,708	$75,258	$33,261	$8,877	$118,479	$605,365
Pass watch	—	—	—	—	—	22	—	22
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	—	54
Doubtful	—	—	—	59	—	177	—	236
Total construction real estate	$26,255	$160,527	$182,708	$75,317	$33,261	$9,130	$118,479	$605,677

1-4 family residential real estate:
Pass	$39,457	$151,235	$104,065	$63,864	$46,692	$283,115	$2,506	$690,934
Pass watch	—	—	—	—	—	823	—	823
Special mention	—	—	—	—	—	65	—	65
Substandard	10	1,684	—	—	943	5,289	94	8,020
Doubtful	—	14	—	135	34	405	—	588
Total 1-4 family residential real estate	$39,467	$152,933	$104,065	$63,999	$47,669	$289,697	$2,600	$700,430

Commercial real estate:
Pass	$138,805	$236,874	$285,638	$110,462	$181,077	$247,524	$6,857	$1,207,237
Pass watch	—	—	—	23,272	37,938	5,472	—	66,682
Special mention	24,142	577	8,883	7,002	138	12,245	—	52,987
Substandard	2,105	4,631	—	1,956	63	12,756	—	21,511
Doubtful	—	—	—	—	—	134	—	134
Total commercial real estate	$165,052	$242,082	$294,521	$142,692	$219,216	$278,131	$6,857	$1,348,551

Commercial loans:
Pass	$108,205	$221,819	$41,605	$17,819	$6,368	$8,280	$146,516	$550,612
Pass watch	43	2,313	1,199	2,004	1,487	—	378	7,424
Special mention	280	—	718	416	36	385	320	2,155
Substandard	185	454	989	481	2	—	1,486	3,597
Doubtful	—	382	95	449	31	—	—	957
Total commercial loans	$108,713	$224,968	$44,606	$21,169	$7,924	$8,665	$148,700	$564,745

Municipal loans:
Pass	$14,748	$69,822	$66,741	$32,166	$59,756	$163,144	$—	$406,377
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$14,748	$69,822	$66,741	$32,166	$59,756	$163,144	$—	$406,377

Loans to individuals:
Pass	$12,798	$39,592	$20,715	$8,079	$3,672	$2,079	$3,521	$90,456
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	47	—	—	4	51
Substandard	—	19	34	22	27	10	—	112
Doubtful	—	67	—	5	44	83	—	199
Total loans to individuals	$12,798	$39,678	$20,749	$8,153	$3,743	$2,172	$3,525	$90,818
Total loans	$367,033	$890,010	$713,390	$343,496	$371,569	$750,939	$280,161	$3,716,598
Southside Bancshares, Inc. |19

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$155,693	$180,536	$76,090	$55,636	$3,191	$8,297	$101,793	$581,236
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	—	—	—
Substandard	—	382	62	—	—	58	—	502
Doubtful	—	—	—	—	—	180	—	180
Total construction real estate	$155,693	$180,918	$76,152	$55,636	$3,214	$8,535	$101,793	$581,941

1-4 family residential real estate:
Pass	$154,003	$114,063	$70,621	$55,557	$57,680	$255,003	$2,833	$709,760
Pass watch	—	—	—	—	267	564	—	831
Special mention	—	—	—	—	—	10	—	10
Substandard	1,473	—	135	427	1,588	5,134	96	8,853
Doubtful	—	—	—	36	103	359	—	498
Total 1-4 family residential real estate	$155,476	$114,063	$70,756	$56,020	$59,638	$261,070	$2,929	$719,952

Commercial real estate:
Pass	$270,087	$307,161	$143,177	$162,180	$98,828	$179,919	$6,957	$1,168,309
Pass watch	—	—	3,153	40,125	1,696	2,582	—	47,556
Special mention	4,555	33,020	7,041	140	4,531	7,850	—	57,137
Substandard	7,542	—	2,097	65	704	12,282	—	22,690
Doubtful	—	—	—	—	—	54	—	54
Total commercial real estate	$282,184	$340,181	$155,468	$202,510	$105,759	$202,687	$6,957	$1,295,746

Commercial loans:
Pass	$313,688	$47,446	$20,386	$7,505	$3,392	$6,142	$140,018	$538,577
Pass watch	2,599	1,318	2,410	1,981	—	—	370	8,678
Special mention	304	809	433	39	286	265	455	2,591
Substandard	405	1,081	473	7	—	—	4,417	6,383
Doubtful	310	53	475	54	1	—	—	893
Total commercial loans	$317,306	$50,707	$24,177	$9,586	$3,679	$6,407	$145,260	$557,122

Municipal loans:
Pass	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028

Loans to individuals:
Pass	$46,722	$25,302	$10,132	$4,716	$1,867	$917	$3,900	$93,556
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	51	—	—	—	4	55
Substandard	6	35	28	30	9	11	1	120
Doubtful	73	20	6	55	81	24	—	259
Total loans to individuals	$46,801	$25,357	$10,217	$4,801	$1,957	$952	$3,905	$93,990
Total loans	$1,030,002	$779,358	$370,505	$389,723	$199,634	$627,713	$260,844	$3,657,779

Southside Bancshares, Inc. |20

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$1,130	$—	$—	$1,130	$604,547	$605,677
1-4 family residential	5,321	614	486	6,421	694,009	700,430
Commercial	4,676	—	—	4,676	1,343,875	1,348,551
Commercial loans	1,507	245	641	2,393	562,352	564,745
Municipal loans	—	—	—	—	406,377	406,377
Loans to individuals	418	30	3	451	90,367	90,818
Total	$13,052	$889	$1,130	$15,071	$3,701,527	$3,716,598

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$95	$14	$444	$553	$581,388	$581,941
1-4 family residential	7,872	2,469	2,830	13,171	706,781	719,952
Commercial	467	315	86	868	1,294,878	1,295,746
Commercial loans	1,423	4,516	323	6,262	550,860	557,122
Municipal loans	64	—	—	64	408,964	409,028
Loans to individuals	519	123	27	669	93,321	93,990
Total	$10,440	$7,437	$3,710	$21,587	$3,636,192	$3,657,779

Southside Bancshares, Inc. |21

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Construction	$248	$640
1-4 family residential	1,929	3,922
Commercial	1,229	1,269
Commercial loans	1,682	1,592
Loans to individuals	226	291
Total nonaccrual loans (1)	5,314	7,714

Accruing loans past due more than 90 days	—	—
TDR loans	9,641	9,646
OREO	412	106
Repossessed assets	—	14
Total nonperforming assets	$15,367	$17,480

(1)    Includes $889,000 and $976,000 of restructured loans as of March 31, 2021 and December 31, 2020, respectively.

We reversed $18,000 and $121,000 of interest income on nonaccrual loans during the three months ended March 31, 2021 and 2020, respectively. We had $1.6 million and $2.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2021 and December 31, 2020, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2021 and December 31, 2020, we had $11.2 million and $11.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $234,000 and $1.2 million in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2021 and December 31, 2020, respectively.

Southside Bancshares, Inc. |22

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
In response to the impact of the COVID-19 pandemic on the economy, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. The Economic Aid Act extended this relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below. At March 31, 2021 and December 31, 2020, we had outstanding loans with payment deferrals, generally for up to three months, totaling $1.7 million and $47.2 million, respectively.
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$130	$130	2
Commercial loans	—	—	18	18	1
Total	$—	$—	$148	$148	3

	Three Months Ended March 31, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$59	$59	1
Commercial loans	—	—	3	3	1
Total	$—	$—	$62	$62	2
Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2021 and 2020 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loans losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2021, and 2020 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At March 31, 2021 and 2020, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
Southside Bancshares, Inc. |23

Allowance for Loan Losses
In accordance with ASC 326, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. The impact of varying economic conditions and portfolio stress factors are a component of the credit loss models applied to each portfolio. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert to the long-run trend based upon historical data. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and applies weighting to various forecasting scenarios as deemed appropriate based on known and expected economic activities. Management also considers and may apply relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast based on known and knowable information as of March 31, 2021.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. Reserves on these loans are based upon risk factors including the loan type and structure, collateral type, leverage ratio, refinancing risk and origination quality, among others. Our consumer construction real estate loans, 1-4 family residential loans and our loans to individuals use a loss rate based upon risk factors including loan types, origination year and credit scores. PPP loans are fully guaranteed by the SBA and therefore do not have an associated allowance.
Loans evaluated collectively in a pool are monitored to ensure they continue to exhibit similar risk characteristics with other loans in the pool. If a loan does not share similar risk characteristics with other loans, expected credit losses for that loan are evaluated individually.
Southside Bancshares, Inc. |24

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(73)	—	(319)	—	(403)	(795)
Recoveries of loans charged-off	1	55	—	282	—	284	622
Net loans (charged-off) recovered	1	(18)	—	(37)	—	(119)	(173)
Provision for (reversal of) loan losses	1,710	256	(8,473)	(962)	—	90	(7,379)
Balance at end of period	$8,201	$2,508	$27,236	$3,108	$46	$355	$41,454

	Three Months Ended March 31, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(33)	(54)	(21)	(296)	—	(591)	(995)
Recoveries of loans charged-off	11	4	69	74	—	293	451
Net loans (charged-off) recovered	(22)	(50)	48	(222)	—	(298)	(544)
Provision for (reversal of) loan losses(1)	3,184	310	18,437	1,944	(1)	208	24,082
Balance at end of period	$9,654	$2,640	$36,120	$4,519	$47	$658	$53,638

(1)    The increase in the provision for credit losses during 2020 was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL model.

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the accrued interest on our loan portfolio was $13.8 million and $16.4 million, respectively.

Southside Bancshares, Inc. |25

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2021	December 31, 2020
Other borrowings:
Balance at end of period	$22,315	$23,172
Average amount outstanding during the period (1)	23,522	91,940
Maximum amount outstanding during the period (2)	24,549	219,259
Weighted average interest rate during the period (3)	0.2%	0.4%
Interest rate at end of period (4)	0.2%	0.1%

FHLB borrowings:
Balance at end of period	$665,530	$832,527
Average amount outstanding during the period (1)	727,513	1,032,269
Maximum amount outstanding during the period (2)	723,584	1,274,370
Weighted average interest rate during the period (3)	1.1%	1.1%
Interest rate at end of period (4)	1.1%	1.0%
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
(4)Stated rate.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2021 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$22,315	$—	$—	$—	$—	$—	$22,315
FHLB borrowings	661,659	687	717	748	775	944	665,530
Total obligations	$683,974	$687	$717	$748	$775	$944	$687,845

Other borrowings include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2021 or December 31, 2020.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At March 31, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities and PPP loans, was approximately $618.1 million. There were no borrowings from the FRDW at March 31, 2021 or December 31, 2020. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2021, the line had one outstanding letter of credit for $91,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $22.3 million at March 31, 2021 and $23.2 million at December 31, 2020, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.08% to 4.799% and with remaining maturities of five days to 7.3 years at March 31, 2021.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At March 31, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by
Southside Bancshares, Inc. |26

securities, FHLB stock and nonspecified loans and securities, was approximately $1.25 billion, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions with rates tied to LIBOR. These agreements totaled $625.0 million at March 31, 2021 and $670.0 million at December 31, 2020. Six of the agreements have an interest rate tied to three-month LIBOR, and the remaining agreements have interest rates tied to one-month LIBOR. In connection with all of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had a weighted average rate of 1.11% with a weighted average maturity of 3.8 years at March 31, 2021. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |27

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,469	$98,497
5.50% Subordinated notes, net of unamortized debt issuance costs (3)	98,799	98,754
Total Subordinated notes	197,268	197,251
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,564	20,563
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,256	60,255
Total Long-term debt	$257,524	$257,506

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.5 million at March 31, 2021 and December 31, 2020.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.2 million at March 31, 2021 and December 31, 2020.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $55,000 at March 31, 2021 and $56,000 at December 31, 2020.

As of March 31, 2021, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. |28

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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2021	2020	2021	2020	2021	2020
Service cost	$—	$423	$—	$—	$—	$85
Interest cost	628	837	24	41	121	160
Expected return on assets	(1,437)	(1,668)	(58)	(84)	—	—
Net loss amortization	520	533	3	2	118	193
Prior service (credit) cost amortization	—	(3)	—	—	—	2
Net periodic benefit (income) cost	$(289)	$122	$(31)	$(41)	$239	$440

Prior to the freeze of all future benefit accruals and accrual of benefit service as of December 31, 2020, the service cost component was recorded on our consolidated income statements as salaries and employee benefits in noninterest expense. All other components other than service costs are recorded in other noninterest expense.

Southside Bancshares, Inc. |29

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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $625.0 million of debt. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.
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
At March 31, 2021 and December 31, 2020, net derivative liabilities included $19.1 million and $39.3 million, respectively, of cash collateral held by counterparties subject to master netting agreements. We had $1.3 million of cash collateral receivable that was not offset against derivative liabilities at March 31, 2021.
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

Southside Bancshares, Inc. |30

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$625,000	$2,145	$11,189	$670,000	$—	$21,635
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	217,655	910	10,980	152,280	—	18,537
Swaps-Customer counterparties	217,655	10,980	910	152,280	18,537	—
Gross derivatives		14,035	23,079		18,537	40,172
Offsetting derivative assets/liabilities		(3,055)	(3,055)		—	—
Cash collateral received/posted		—	(19,114)		—	(39,270)
Net derivatives included in the consolidated balance sheets (2)		$10,980	$910		$18,537	$902
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $1.3 million credit exposure related to interest rate swaps with financial institutions and $11.0 million related to interest rate swaps with customers at March 31, 2021. We had no credit exposure related to interest rate swaps with financial institutions and $18.5 million related to interest rate swaps with customers at December 31, 2020. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$625,000	3.8	0.14%	1.11%	$670,000	3.8	0.17%	1.12%
Swaps-Non-hedging
Financial institution counterparties	217,655	11.0	0.52%	2.43%	152,280	9.8	0.50%	2.57%
Customer counterparties	217,655	11.0	2.43%	0.52%	152,280	9.8	2.57%	0.50%
Southside Bancshares, Inc. |31

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
Southside Bancshares, Inc. |32

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2021 and December 31, 2020.
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
Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2021 and December 31, 2020, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |33

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$42,477	$42,477	$—	$—
State and political subdivisions	1,591,645	—	1,591,645	—
Other stocks and bonds	92,783	—	92,783	—
MBS: (1)
Residential	707,074	—	707,074	—
Commercial	112,945	—	112,945	—
Equity investments:
Equity investments	5,988	5,988	—	—
Derivative assets:
Interest rate swaps	14,035	—	14,035	—
Total asset recurring fair value measurements	$2,566,947	$48,465	$2,518,482	$—

Derivative liabilities:
Interest rate swaps	$23,079	$—	$23,079	$—
Total liability recurring fair value measurements	$23,079	$—	$23,079	$—

Nonrecurring fair value measurements
Foreclosed assets	$412	$—	$—	$412
Collateral-dependent loans (2)	10,223	—	—	10,223
Total asset nonrecurring fair value measurements	$10,635	$—	$—	$10,635
Southside Bancshares, Inc. |34

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,580,594	$—	$1,580,594	$—
Other stocks and bonds	78,255	—	78,255	—
MBS: (1)
Residential	810,010	—	810,010	—
Commercial	118,446	—	118,446	—
Equity investments:
Equity investments	6,094	6,094	—	—
Derivative assets:
Interest rate swaps	18,537	—	18,537	—
Total asset recurring fair value measurements	$2,611,936	$6,094	$2,605,842	$—

Derivative liabilities:
Interest rate swaps	$40,172	$—	$40,172	$—
Total liability recurring fair value measurements	$40,172	$—	$40,172	$—

Nonrecurring fair value measurements
Foreclosed assets	$120	$—	$—	$120
Collateral-dependent loans (2)	10,653	—	—	10,653
Total asset nonrecurring fair value measurements	$10,773	$—	$—	$10,773
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. |35

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

Southside Bancshares, Inc. |36

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$107,623	$107,623	$107,623	$—	$—
Investment securities:
HTM, at carrying value	908	917	—	917	—
MBS:
HTM, at carrying value	97,251	103,260	—	103,260	—
FHLB stock, at cost	18,754	18,754	—	18,754	—
Equity investments	5,816	5,816	—	5,816	—
Loans, net of allowance for loan losses	3,675,144	3,833,854	—	—	3,833,854
Loans held for sale	2,615	2,615	—	2,615	—
Financial liabilities:
Deposits	$5,092,643	$5,095,397	$—	$5,095,397	$—
Other borrowings	22,315	22,315	—	22,315	—
FHLB borrowings	665,530	675,135	—	675,135	—
Subordinated notes, net of unamortized debt issuance costs	197,268	198,103	—	198,103	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,256	47,183	—	47,183	—

		Estimated Fair Value
December 31, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,408	$108,408	$108,408	$—	$—
Investment securities:
HTM, at carrying value	907	920	—	920	—
Mortgage-backed securities:
HTM, at carrying value	108,091	117,278	—	117,278	—
Federal Home Loan Bank stock, at cost	25,259	25,259	—	25,259	—
Equity investments	5,811	5,811	—	5,811	—
Loans, net of allowance for loan losses	3,608,773	3,784,291	—	—	3,784,291
Loans held for sale	3,695	3,695	—	3,695	—
Financial liabilities:
Deposits	$4,932,322	$4,936,188	$—	$4,936,188	$—
Other borrowings	23,172	23,172	—	23,172	—
FHLB borrowings	832,527	854,865	—	854,865	—
Subordinated notes, net of unamortized debt issuance costs	197,251	198,391	—	198,391	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,255	51,993	—	51,993	—

Southside Bancshares, Inc. |37

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Current income tax expense	$2,589	$5,554
Deferred income tax expense (benefit)	2,161	(5,075)
Income tax expense	$4,750	$479

The net deferred tax liability totaled $9.9 million at March 31, 2021 and $15.5 million at December 31, 2020.  No valuation allowance was recorded at March 31, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2021 or December 31, 2020.
We recognized income tax expense of $4.8 million, for an ETR of 12.2% for the three months ended March 31, 2021, compared to income tax expense of $479,000, for an ETR of 10.8%, for the three months ended March 31, 2020. The higher ETR for the three months ended March 31, 2021 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2020. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2021 and 2020 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017 or Texas state tax examinations by tax authorities for years before 2016.
Southside Bancshares, Inc. |38

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Balance at beginning of period	$6,386	$1,455
Impact of CECL adoption	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	(2,770)	1,165
Balance at end of period	$3,616	$7,460

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2021	December 31, 2020

Commitments to extend credit	$811,574	$793,138
Standby letters of credit	10,825	13,658
Total	$822,399	$806,796

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
Leases. During the three months ended March 31, 2021, there was $1.1 million of operating lease right-of-use assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial right-of-use asset of $1.1 million. There was $227,000 of operating lease right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2020.
Securities. In the normal course of business we buy and sell securities. At March 31, 2021, there were $23.5 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2021 or December 31, 2020.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |39

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our 2020 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2020 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of the COVID-19 pandemic on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act, uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;
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
Southside Bancshares, Inc. |40

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
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in the 2020 Form 10-K.
All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Southside Bancshares, Inc. |41

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 5 – Loans and Allowance for Loan Losses” in the notes to consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the 2020 Form 10-K. As of March 31, 2021, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |42

Non-GAAP Financial Measures
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures: Net interest income (FTE), net interest margin (FTE) and net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three months ended March 31, 2021 and 2020, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.
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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three months ended March 31, 2021 and 2020, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2021	2020
Net interest income (GAAP)	$46,303	$44,701
Tax equivalent adjustments:
Loans	736	668
Tax-exempt investment securities	2,211	1,631
Net interest income (FTE) (1)	$49,250	$47,000

Average earning assets	$6,241,434	$6,248,759

Net interest margin	3.01%	2.88%
Net interest margin (FTE) (1)	3.20%	3.03%

Net interest spread	2.84%	2.61%
Net interest spread (FTE) (1)	3.03%	2.76%
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
Southside Bancshares, Inc. |43

OVERVIEW
COVID-19
During March 2020, the World Health Organization declared COVID-19 a global pandemic in response to the rapidly growing outbreak of the virus. COVID-19 significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines. In compliance with social distancing guidelines issued by federal, state and local governments, we initially closed all of our grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations were offering certain services by appointment only. All other banking services were available to customers through our drive-thrus, ATMs/ITMs and automated telephone, internet and mobile banking products. After careful consideration and implementation of additional safety precautions, all locations were reopened on June 1, 2020. We have since made adjustments to select branch hours and openings, and we continue to closely monitor the COVID-19 situation. Approximately 45% of our workforce has remote working capabilities, however currently we have a much smaller percentage of our workforce working remotely.
COVID-19 significantly disrupted supply chains, business activity and the overall economic and financial markets.  These disruptions have and are likely to continue to result in a decline in demand for banking products or services, including loans and deposits which could impact our future financial condition, results of operations and liquidity. As of March 31, 2021, most businesses in Texas are re-opened without restrictions. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic. The extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in responses to the pandemic, the scale of the distribution and public acceptance of the vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. As an SBA lender, we were well positioned to assist business customers in accessing funds available through the PPP implemented in April. At March 31, 2021, we had $220.9 million of approved PPP loans outstanding. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expands the eligibility for loans and allows certain businesses to request a second loan. The SBA began accepting applications for the second round of PPP loans on January 13, 2021. As of March 31, 2021, we had originated $91.2 million of additional PPP loans under this second round of PPP loans and $105.1 million as of April 21, 2021.
Additionally, we are assisting both our consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges. As of March 31, 2021, we had outstanding loans with payment deferrals, generally for up to three months, totaling $1.7 million, a 99.5% decrease from $326.0 million reported in our second quarter earnings release in July 2020. As of April 22, 2021, we had outstanding loans with payment deferrals totaling $1.4 million. The decrease in the COVID-19 modified loans are the result of the loans coming out of the deferral periods and resuming performance. The largest category of remaining deferrals include 1-4 family residential loans.
Operating Results
During the three months ended March 31, 2021, our net income increased $30.1 million, or 762.4%, to $34.1 million from $4.0 million for the same period in 2020. The increase in net income was due to the $35.4 million decrease in provision for credit losses, due to a large build-up in the allowance for credit losses of $25.2 million for the first quarter ended March 31, 2020, compared to a $10.1 million reversal of provision for the same period in 2021. The decrease in the provision was primarily due to improvement in the economic forecast in the first quarter of 2021 and its effect on macroeconomic factors used in the CECL model. Additionally, net interest income increased $1.6 million. These were partially offset by the $1.9 million decrease in noninterest income and the $714,000 increase in noninterest expense. Earnings per diluted common share increased $0.92, or 766.7%, to $1.04 for the three months ended March 31, 2021, from $0.12 for the same period in 2020.
Southside Bancshares, Inc. |44

Financial Condition
Our total assets decreased $9.3 million, or 0.1%, to $7.0 billion at March 31, 2021 from $7.01 billion at December 31, 2020. Our securities portfolio decreased by $51.2 million, or 1.9%, to $2.65 billion, compared to $2.70 billion at December 31, 2020, primarily a result of the decline in the estimated fair value of the securities portfolio. Our FHLB stock decreased $6.5 million, or 25.8%, to $18.8 million from $25.3 million at December 31, 2020, primarily due to decreases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.
Loans increased $58.8 million, or 1.6%, to $3.72 billion at March 31, 2021 from $3.66 billion at December 31, 2020. The net increase in our loan portfolio was comprised of increases of $52.8 million of commercial real estate loans, $23.7 million of construction loans and $7.6 million of commercial loans, partially offset by decreases of $19.5 million of 1-4 family residential loans, $3.2 million of loans to individuals and $2.7 million of municipal loans. Our PPP loans, a component of the commercial loan category, experienced a net increase of $6.0 million, or 2.8%, to $220.9 million as of March 31, 2021, from $214.8 million at December 31, 2020, due to additional funding under the renewed Economic Aid Act, partially offset by the forgiveness payments received from loans funded under the CARES Act. Loans held for sale decreased $1.1 million, or 29.2%, to $2.6 million at March 31, 2021 from $3.7 million at December 31, 2020.
Our nonperforming assets at March 31, 2021 decreased $2.1 million, or 12.1%, to $15.4 million and represented 0.22% of total assets, compared to $17.5 million, or 0.25% of total assets at December 31, 2020.  Nonaccruing loans decreased $2.4 million, or 31.1%, to $5.3 million, and the ratio of nonaccruing loans to total loans decreased to 0.14% at March 31, 2021 compared to 0.21% at December 31, 2020.  Restructured loans were $9.6 million at March 31, 2021 and December 31, 2020. OREO increased to $412,000 at March 31, 2021 from $106,000 at December 31, 2020.
Our deposits increased $160.3 million, or 3.3%, to $5.09 billion at March 31, 2021 from $4.93 billion at December 31, 2020, which was comprised of an increase of $131.8 million in interest bearing deposits and an increase of $28.6 million in noninterest bearing deposits. The increase was largely driven by PPP loan disbursements and stimulus checks deposited during the first quarter of 2021. Brokered deposits decreased $57.0 million, or 41.3% for the three months ended March 31, 2021.
Total FHLB borrowings decreased $167.0 million, or 20.1%, to $665.5 million at March 31, 2021 from $832.5 million at December 31, 2020.
Our total shareholders’ equity at March 31, 2021 decreased 1.9%, or $16.7 million, to $858.6 million, or 12.3% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The decrease in shareholders’ equity was the result of other comprehensive loss of $29.5 million, the repurchase of $15.2 million of our common stock and cash dividends paid of $10.5 million. These decreases were partially offset by net income of $34.1 million, net issuance of common stock under employee stock plans of $3.4 million, stock compensation expense of $674,000 and common stock issued under our dividend reinvestment plan of $332,000.
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
Southside Bancshares, Inc. |45

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB, the FRDW or the brokered funds market. These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, have enhanced our overall profitability for many years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2020 Form 10-K for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk. An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding and funding sources. The low interest rate environment and economic landscape requires that we monitor the interest rate sensitivity of the assets driving our growth and closely align ALCO objectives accordingly.
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
Our investment securities and U.S. Agency MBS decreased from $2.70 billion at December 31, 2020 to $2.65 billion at March 31, 2021. The decrease in the securities portfolio was primarily a result of the decline in the estimated fair value of the securities portfolio.
During the first quarter of 2021, the composition of the securities portfolio continued to change as U.S. Treasury Notes and, to a lesser extent, corporate and municipal bonds increased while MBS decreased. The decrease in MBS was attributable to higher MBS prepayment speeds due to the significantly low interest rate environment that was slightly offset by MBS purchases. During the first quarter of 2021, we increased security purchases when compared to the latter half of 2020, including $93 million in highly-rated primarily Texas municipal securities, $51.3 million of which were taxable, $14.3 million in investment grade subordinated debt, $800,000 in U.S. Agency MBS, and $42.8 million in U.S. Treasury Notes primarily due to the higher long-term interest rate environment. We sold approximately $35.1 million tax-free AFS electric utility revenue municipals due to uncertainty caused by the severe winter storm in Texas during February. Sales of AFS securities for the quarter ended March 31, 2021 resulted in a net realized gain of $2.0 million.
At March 31, 2021, securities as a percentage of assets totaled 37.8%, compared to 38.5% at December 31, 2020, due to the $51.2 million, or 1.9%, decrease in the securities portfolio. If loan growth, net of PPP loans, continues, we may modify our securities portfolio strategy. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales. However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
Southside Bancshares, Inc. |46

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
For the three months ended March 31, 2021, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 14.9% from 20.2% at December 31, 2020, and 41.2% at March 31, 2020. The decrease for both the linked-quarter and prior year periods was due to the increase in our deposits and the decreases in FHLB borrowings and brokered deposits.
Our FHLB borrowings decreased 20.1%, or $167.0 million, to $665.5 million at March 31, 2021 from $832.5 million at December 31, 2020. In connection with our borrowings, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements. These agreements totaled $625.0 million and $670.0 million at March 31, 2021 and December 31, 2020, respectively. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with all agreements outstanding on March 31, 2021, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.11% with an average weighted maturity of 3.8 years at March 31, 2021. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs decreased $57.0 million, or 55.4%, from $102.8 million at December 31, 2020 to $45.9 million at March 31, 2021. At March 31, 2021, our brokered CDs had a weighted average cost of 15 basis points and remaining maturities of less than 18 months. To provide management flexibility in managing the interest rate risk of wholesale funding, the ALCO has approved up to $50.0 million to issue brokered deposits to replace those maturing within 30 days. Our wholesale funding policy allows for maximum brokered deposits of $450.0 million. This brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
On November 6, 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on November 15, 2030. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the subordinated notes.
Southside Bancshares, Inc. |47

Results of Operations
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. The adoption of CECL and the COVID-19 pandemic significantly impacted our results of operations in 2020 and may continue to impact our results of operations for the remainder of 2021.
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans	$36,038	$41,895
Taxable investment securities	2,323	512
Tax-exempt investment securities	8,965	6,206
MBS	6,088	11,534
FHLB stock and equity investments	136	425
Other interest earning assets	15	180
Total interest income	53,565	60,752
Interest expense:
Deposits	2,597	9,919
FHLB borrowings	1,908	3,974
Subordinated notes	2,395	1,411
Trust preferred subordinated debentures	351	600
Other borrowings	11	147
Total interest expense	7,262	16,051
Net interest income	$46,303	$44,701

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2020, the Federal Reserve reduced target federal funds rate by 150 basis points to 25 basis points.
Net interest income for the three months ended March 31, 2021 increased $1.6 million, or 3.6%, to $46.3 million, compared to $44.7 million for the same period in 2020. The increase in net interest income for the three months ended March 31, 2021 was due to the decrease in interest expense on our interest bearing liabilities, a result of an overall decline in interest rates, partially offset by a decrease in interest income due to a lower yield on our interest earning assets. Total interest income decreased $7.2 million, or 11.8%, to $53.6 million for the three months ended March 31, 2021, compared to $60.8 million for the same period in 2020. Total interest expense decreased $8.8 million, or 54.8%, to $7.3 million for the three months ended March 31, 2021, compared to $16.1 million for the same period in 2020. Our net interest margin (FTE), a non-GAAP measure, increased to 3.20% for the three months ended March 31, 2021, compared to 3.03% for the same period in 2020, and our net interest spread (FTE), also a non-GAAP measure, increased to 3.03%, compared to 2.76% for the same period in 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
Southside Bancshares, Inc. |48

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

	Three Months Ended March 31, 2021 Compared to 2020
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$550	$(6,350)	$(5,800)
Loans held for sale	15	(4)	11
Taxable investment securities	1,768	43	1,811
Tax-exempt investment securities (1)	3,545	(206)	3,339
Mortgage-backed and related securities	(4,353)	(1,093)	(5,446)
FHLB stock, at cost, and equity investments	(144)	(145)	(289)
Interest earning deposits	(33)	(132)	(165)
Federal funds sold	—	—	—
Total earning assets	1,348	(7,887)	(6,539)
Interest expense on:
Savings accounts	67	(95)	(28)
CDs	(2,136)	(2,981)	(5,117)
Interest bearing demand accounts	528	(2,705)	(2,177)
FHLB borrowings	(917)	(1,149)	(2,066)
Subordinated notes, net of unamortized debt issuance costs	1,226	(242)	984
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(249)	(249)
Other borrowings	(63)	(73)	(136)
Total interest bearing liabilities	(1,295)	(7,494)	(8,789)
Net change	$2,643	$(393)	$2,250
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.67% for the three months ended March 31, 2021 from 4.06% for the same period in 2020, partially offset by the mix of average interest earning assets for the three months ended March 31, 2021, when compared to the same period in 2020. The decrease in the average yield on total earning assets during the three months ended March 31, 2021 was a result of decreases in the short-term interest rate yield curve during the first quarter of 2021 and the tightening credit spreads that occurred primarily during the last half of 2020 and into the first quarter of 2021. For the three months ended March 31, 2021, average earning assets decreased $7.3 million, or 0.1%, when compared to the same period in 2020.
The decrease in total interest expense for the three months ended March 31, 2021 was attributable to an overall decline in interest rates paid on total interest bearing liabilities to 0.64% for the three months ended March 31, 2021 from 1.30% for the same period in 2020, and the decrease in average interest bearing liabilities.
Southside Bancshares, Inc. |49

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2021 and 2020. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,634,053	$36,754	4.10%	$3,587,143	$42,554	4.77%
Loans held for sale	2,803	20	2.89%	831	9	4.36%
Securities:
Taxable investment securities (2)	295,968	2,323	3.18%	70,293	512	2.93%
Tax-exempt investment securities (2)	1,300,991	11,176	3.48%	888,906	7,837	3.55%
Mortgage-backed and related securities (2)	940,815	6,088	2.62%	1,598,374	11,534	2.90%
Total securities	2,537,774	19,587	3.13%	2,557,573	19,883	3.13%
FHLB stock, at cost, and equity investments	35,635	136	1.55%	62,976	425	2.71%
Interest earning deposits	31,169	15	0.20%	40,236	180	1.80%
Total earning assets	6,241,434	56,512	3.67%	6,248,759	63,051	4.06%
Cash and due from banks	86,634			76,739
Accrued interest and other assets	677,230			611,017
Less: Allowance for loan losses	(49,240)			(30,373)
Total assets	$6,956,058			$6,906,142
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$517,182	209	0.16%	$384,863	237	0.25%
CDs	736,099	1,229	0.68%	1,362,427	6,346	1.87%
Interest bearing demand accounts	2,342,299	1,159	0.20%	1,975,837	3,336	0.68%
Total interest bearing deposits	3,595,580	2,597	0.29%	3,723,127	9,919	1.07%
FHLB borrowings	727,513	1,908	1.06%	999,070	3,974	1.60%
Subordinated notes, net of unamortized debt issuance costs	197,252	2,395	4.92%	98,597	1,411	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,256	351	2.36%	60,234	600	4.01%
Other borrowings	23,522	11	0.19%	69,846	147	0.85%
Total interest bearing liabilities	4,604,123	7,262	0.64%	4,950,874	16,051	1.30%
Noninterest bearing deposits	1,389,020			1,042,341
Accrued expenses and other liabilities	89,222			88,168
Total liabilities	6,082,365			6,081,383
Shareholders’ equity	873,693			824,759
Total liabilities and shareholders’ equity	$6,956,058			$6,906,142
Net interest income (FTE)		$49,250			$47,000
Net interest margin (FTE)			3.20%			3.03%
Net interest spread (FTE)			3.03%			2.76%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2021 and 2020, loans totaling $5.3 million and $5.2 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |50

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2021
			Change From
	2021	2020	2020
Deposit services	$6,125	$6,279	$(154)	(2.5)%
Net gain on sale of securities AFS	2,003	5,541	(3,538)	(63.9)%
Gain on sale of loans	593	170	423	248.8%
Trust fees	1,383	1,305	78	6.0%
BOLI	626	569	57	10.0%
Brokerage services	780	580	200	34.5%
Other noninterest income	2,113	1,054	1,059	100.5%
Total noninterest income	$13,623	$15,498	$(1,875)	(12.1)%
The 12.1% decrease in noninterest income for the three months ended March 31, 2021, when compared to the same period in 2020, was due to decreases in net gain on sale of securities AFS and deposit services income, partially offset by increases in other noninterest income, gain on sale of loans and brokerage services income.
The decrease in deposit services income for the three months ended March 31, 2021, was primarily the result of a decrease in overdraft income due to an increase in funds available to customers through government issued stimulus checks and PPP loans. The decrease was partially offset by an increase in debit card income.
During the three months ended March 31, 2021, we sold municipal securities that resulted in a net gain on sale of AFS securities of $2.0 million for the three months ended March 31, 2021.
Gain on sale of loans increased for the three months ended March 31, 2021, when compared to the same period in 2020, due to an increase in the volume of mortgage loans sold as overall mortgage loan production increased as a result of lower interest rates.
Brokerage services income increased for the three months ended March 31, 2021, when compared to the same period in 2020, due to growth in our client base and recurring revenue.
Other noninterest income increased for the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to increases in mortgage servicing fee income and swap fee income, partially offset by decreases in mortgage derivative income and investment income.
Southside Bancshares, Inc. |51

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2021
			Change From
	2021	2020	2020
Salaries and employee benefits	$20,044	$19,643	$401	2.0%
Net occupancy	3,560	3,311	249	7.5%
Advertising, travel & entertainment	437	832	(395)	(47.5)%
ATM expense	238	224	14	6.3%
Professional fees	991	1,195	(204)	(17.1)%
Software and data processing	1,312	1,227	85	6.9%
Communications	525	493	32	6.5%
FDIC insurance	454	25	429	1,716.0%
Amortization of intangibles	766	980	(214)	(21.8)%
Other noninterest expense	2,907	2,590	317	12.2%
Total noninterest expense	$31,234	$30,520	$714	2.3%

The increase in noninterest expense for the three months ended March 31, 2021, when compared to the same period in 2020, was the result of increases in FDIC insurance, salaries and employee benefits, other noninterest expense and net occupancy expense, partially offset by decreases in advertising, travel and entertainment expense, amortization of intangibles and professional fees.
Salaries and employee benefits increased for the three months ended March 31, 2021, when compared to the same period in 2020, due to increases in direct salary expense, partially offset by decreases in health insurance and retirement expense.
For the three months ended March 31, 2021, direct salary expense increased $708,000, or 4.3%, when compared to the same period in 2020, primarily due to normal salary increases effective in the first quarter of 2021.
Retirement expense, included in salaries and employee benefits, decreased $79,000, or 7.2%, for the three months ended March 31, 2021, when compared to the same period in 2020. The decrease was due to the freeze of the defined benefit plan to further benefit accruals as of December 31, 2020, which resulted in no defined benefit plan expense in the first quarter of 2021. This decrease was partially offset by increases in our 401(k) plan matching expense, split dollar agreement expense and ESOP expense.
Health and life insurance expense, included in salaries and employee benefits, decreased $228,000, or 10.5%, for the three months ended March 31, 2021, when compared to the same period in 2020. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may increase during the remainder of 2021.
Net occupancy expense increased during the three months ended March 31, 2021, when compared to the same period in 2020, due to increased rent expense, depreciation, repairs and other occupancy related expense primarily associated with relocating a branch location and branch remodels.
Advertising, travel and entertainment expense decreased during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to decreases in travel, meals and entertainment, and registration fees due to reduced activity resulting from COVID-19 travel restrictions, when compared to the same period in 2020. Donations, included in advertising, travel and entertainment, also decreased when compared to the same period in 2020.
Professional fees decreased for the three months ended March 31, 2021, when compared to the same period in 2020, due to several professional fees paid in connection with training, consulting and data conversion during the three months ended March 31, 2020.
FDIC insurance increased for the three months ended March 31, 2021, when compared to the same period in 2020, due to a small bank assessment credit issued by the FDIC and utilized in the first quarter of 2020.
Amortization of intangibles decreased for the three months ended March 31, 2021, when compared to the same period in 2020, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
Southside Bancshares, Inc. |52

Other noninterest expense increased for the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to losses on retired assets associated with branch remodels and an increase in computer supplies expense.

Income Taxes
Pre-tax income for the three months ended March 31, 2021 was $38.8 million, an increase of 776.4%, compared to $4.4 million for the same period in 2020. We recorded income tax expense of $4.8 million for the three months ended March 31, 2021, compared to income tax expense of $479,000 for the same period in 2020. The ETR as a percentage of pre-tax income was 12.2% for the three months ended March 31, 2021, compared to an ETR as a percentage of pre-tax income of 10.8% for the same period in 2020. The higher ETR for the three months ended March 31, 2021 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2020.
The ETR differs from the statutory rate of 21% for the three months ended March 31, 2021 and 2020 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax liability totaled $9.9 million at March 31, 2021, compared to $15.5 million at December 31, 2020. The decrease in the net deferred tax liability is primarily the result of the decrease in unrealized gains in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |53

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2020 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2020.  There were no substantial changes in these concentrations during the three months ended March 31, 2021.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2020	March 31, 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Change (%)	Change (%)
Real estate loans:
Construction	$605,677	$581,941	$603,952	4.1%	0.3%
1-4 family residential	700,430	719,952	787,875	(2.7)%	(11.1)%
Commercial	1,348,551	1,295,746	1,350,818	4.1%	(0.2)%
Commercial loans	564,745	557,122	383,984	1.4%	47.1%
Municipal loans	406,377	409,028	375,934	(0.6)%	8.1%
Loans to individuals	90,818	93,990	98,439	(3.4)%	(7.7)%
Total loans	$3,716,598	$3,657,779	$3,601,002	1.6%	3.2%
Our loan portfolio increased $58.8 million, or 1.6%, at March 31, 2021 compared to December 31, 2020 with increases in commercial real estate loans, construction loans, and commercial loans, partially offset by decreases in the other loan categories. During the quarter, our PPP loans experienced a net increase of $6.0 million, or 2.8%, from $214.8 million at December 31, 2020, due to additional funding under the renewed Economic Aid Act, which was signed into law on December 27, 2020, partially offset by forgiveness payments received from loans funded under the CARES Act.
Our loan portfolio increased $115.6 million, or 3.2%, at March 31, 2021 compared to March 31, 2020. This increase was due to our origination of PPP loans, a component of the commercial loan category, with a balance of $220.9 million at March 31, 2021, offset largely by a decrease in our 1-4 family residential loans. There were no PPP loans outstanding at March 31, 2020.
At March 31, 2021, our real estate loans represented 71.4% of our loan portfolio and were comprised of commercial real estate loans of 50.8%, 1-4 family residential loans of 26.4% and construction loans of 22.8%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have experienced a recovery for the three months ended March 31, 2021 following a significant reduction primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions or oil prices will improve, remain the same or decline.
As of March 31, 2021, the Company’s exposure to the oil and gas industry totaled $104.8 million, or 2.82% of gross loans, an increase of $229,000 from December 31, 2020, and consisted primarily of (i) support/service loans of 1.96%, (ii) upstream of 0.67%, (iii) midstream of 0.11%, and (iv) downstream of 0.08%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
Southside Bancshares, Inc. |54

The following table sets forth our loans outstanding in the oil and gas industry for the periods presented (dollars in thousands):

	March 31,		December 31, 2020
	2021	2020
Oil and gas related loans	$104,777	$102,938	$104,548
Oil and gas related loans as a % of loans	2.82%	2.86%	2.86%
Classified oil and gas related loans	$5,237	$765	$6,385
Classified oil and gas related loans as a % of oil and gas related loans	5.00%	0.74%	6.11%
Nonaccrual oil and gas related loans	$728	$—	$620
Net charge-offs for oil and gas related loans	$—	$27	$7
Allowance for oil and gas related loans as a % of oil and gas loans	1.35%	2.17%	1.36%

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies have impacted and could continue to impact many of our customers. As of March 31, 2021, most businesses in Texas are re-opened without restrictions. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic. In addition to the oil and gas industry, we consider the sectors set forth in the below table to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of March 31, 2021 (dollars in thousands). We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

	March 31, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$323,729	8.71%	0.02%
Retail goods and services	74,662	2.01%	9.47%
Hotels	69,063	1.86%	—
Food services	49,729	1.34%	—
Arts, entertainment and recreation	8,580	0.23%	2.73%
Total	$525,763	14.15%	1.40%

	December 31, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$342,919	9.38%	0.02%
Retail goods and services	82,936	2.27%	9.12%
Hotels	69,578	1.90%	—
Food services	35,502	0.97%	—
Arts, entertainment and recreation	9,206	0.25%	3.80%
Total	$540,141	14.77%	1.48%

	March 31, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$322,341	8.95%	0.35%
Retail goods and services	88,019	2.45%	8.79%
Hotels	69,971	1.94%	6.28%
Food services	31,848	0.89%	0.02%
Arts, entertainment and recreation	8,373	0.23%	1.02%
Total	$520,552	14.46%	2.56%

(1)    Sector classified loans as a percentage of sector total loans.
(2)    Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.
Southside Bancshares, Inc. |55

Allowance for Credit Losses - Loans
In accordance with ASC 326, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. The impact of varying economic conditions and portfolio stress factors are now a component of the credit loss models applied to each portfolio. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert to the long-run trend based upon historical data. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and applies weighting to various forecasting scenarios as deemed appropriate based on known and expected economic activities. Management also considers and may apply relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast as based on known and knowable information as of March 31, 2021.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. Reserves on these loans are based upon risk factors including the loan type and structure, collateral type, leverage ratio, refinancing risk and origination quality, among others. Our consumer construction real estate loans, 1-4 family residential loans and our loans to individuals use a loss rate based upon risk factors including loan types, origination year and credit scores. Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA and therefore does not have an associated allowance.
Loans evaluated collectively in a pool are monitored to ensure they continue to exhibit similar risk characteristics with other loans in the pool. If a loan does not share similar risk characteristics with other loans, expected credit losses for that loan are evaluated individually.
As of March 31, 2021, our review of the loan portfolio indicated that an allowance for loan losses of $41.5 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2021, the allowance for loan losses decreased $7.6 million, or 15.4%, to $41.5 million, or 1.12% of total loans, when compared to $49.0 million, or 1.34% of total loans at December 31, 2020. The decrease in the allowance for credit losses for the first quarter of 2021 was primarily reflective of an improved economic forecast based on known and knowable information as of March 31, 2021.
For the three months ended March 31, 2021, loan charge-offs were $795,000 and recoveries were $622,000. For the three months ended March 31, 2020, loan charge-offs were $995,000 and recoveries were $451,000. We recorded a reversal of provision for credit losses for loans of $7.4 million for the three months ended March 31, 2021. This represented a decrease of $31.5 million, or 130.6%, from a provision $24.1 million for the three months ended March 31, 2020. The reversal of provision for credit losses during the three months ended March 31, 2021, was primarily due to improvement in the economic forecast in the first quarter of 2021 and its effect on macroeconomic factors used in the CECL model. The provision in the first quarter of 2020 was due to the estimated economic impact of COVID-19 on the macroeconomic factors, including the potential for credit deterioration.

Southside Bancshares, Inc. |56

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
Southside Bancshares, Inc. |57

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2020	March 31, 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$248	$640	$671	(61.3)%	(63.0)%
1-4 family residential	1,929	3,922	3,025	(50.8)%	(36.2)%
Commercial	1,229	1,269	742	(3.2)%	65.6%
Commercial loans	1,682	1,592	549	5.7%	206.4%
Loans to individuals	226	291	234	(22.3)%	(3.4)%
Total nonaccrual loans	5,314	7,714	5,221	(31.1)%	1.8%

Accruing loans past due more than 90 days	—	—	—	—	—
TDR loans	9,641	9,646	11,448	(0.1)%	(15.8)%
OREO	412	106	734	288.7%	(43.9)%
Repossessed assets	—	14	—	(100.0)%	—
Total nonperforming assets	$15,367	$17,480	$17,403	(12.1)%	(11.7)%

Ratio of nonaccruing loans to:
Total loans	0.14%	0.21%	0.14%
Ratio of nonperforming assets to:
Total assets	0.22%	0.25%	0.24%
Total loans	0.41%	0.48%	0.48%
Total loans and OREO	0.41%	0.48%	0.48%
Total loans, excluding PPP loans, and OREO	0.44%	0.51%	0.48%
Ratio of allowance for loan losses to:
Nonaccruing loans	780.09%	635.29%	1,027.35%
Nonperforming assets	269.76%	280.35%	308.21%
Total loans	1.12%	1.34%	1.49%
Total loans, excluding PPP loans	1.19%	1.42%	1.49%
Net charge-offs to average loans outstanding	0.02%	0.03%	0.06%

We are actively marketing all OREO properties and none are being held for investment purposes.

Southside Bancshares, Inc. |58

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2021, these investments were 6.6% of total assets, as compared with 7.4% for December 31, 2020 and 6.5% for March 31, 2020. The decrease to 6.6% at March 31, 2021 as compared to December 31, 2020, is reflective of the decrease in the short-term investment portfolio while the increase as compared to March 31, 2020, is reflective of the decrease in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2021 or December 31, 2020.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At March 31, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities and PPP loans, was approximately $618.1 million. There were no borrowings from the FRDW at March 31, 2021 or December 31, 2020. At March 31, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.25 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2021, the line had one outstanding letter of credit for $91,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Southside Bancshares, Inc. |59

Capital Resources
Our total shareholders’ equity at March 31, 2021 decreased 1.9%, or $16.7 million, to $858.6 million, or 12.3% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The decrease in shareholders’ equity was the result of other comprehensive losses of $29.5 million, the repurchase of $15.2 million of our common stock and cash dividends paid of $10.5 million. These decreases were partially offset by net income of $34.1 million, net issuance of common stock under employee stock plans of $3.4 million, stock compensation expense of $674,000 and common stock issued under our dividend reinvestment plan of $332,000.
The Company’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. The Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1. We also elected, for a five-year transitional period, the effects of credit loss accounting under CECL from Common Equity Tier 1, as further discussed below. Common Equity Tier 1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2021 included $58.4 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2021.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $197.3 million of qualified subordinated debt as of March 31, 2021. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $10.0 million has been added back to CET1 as of March 31, 2021. The CECL transitional amount includes $7.8 million related to a cumulative effect of adopting CECL and $2.2 million related to the estimated incremental effect of CECL since adoption.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of March 31, 2021, as we did not utilize the PPP Facility for funding purposes.
Management believes that, as of March 31, 2021, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |60

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$623,603	14.71%	$190,741	4.50%	N/A	N/A
Bank Only	$803,884	18.97%	$190,726	4.50%	$275,494	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$682,048	16.09%	$254,322	6.00%	N/A	N/A
Bank Only	$803,884	18.97%	$254,302	6.00%	$339,069	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$912,092	21.52%	$339,096	8.00%	N/A	N/A
Bank Only	$836,660	19.74%	$339,069	8.00%	$423,837	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$682,048	10.29%	$265,109	4.00%	N/A	N/A
Bank Only	$803,884	12.13%	$265,013	4.00%	$331,266	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$612,703	14.68%	$187,814	4.50%	N/A	N/A
Bank Only	$768,200	18.41%	$187,801	4.50%	$271,268	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$671,147	16.08%	$250,418	6.00%	N/A	N/A
Bank Only	$768,200	18.41%	$250,402	6.00%	$333,869	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$908,873	21.78%	$333,891	8.00%	N/A	N/A
Bank Only	$808,675	19.38%	$333,869	8.00%	$417,336	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$671,147	9.81%	$273,558	4.00%	N/A	N/A
Bank Only	$768,200	11.24%	$273,432	4.00%	$341,790	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2021, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2020 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |61

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2021	2020
Return on average assets	1.99%	0.23%
Return on average shareholders’ equity	15.82%	1.93%
Dividend payout ratio – Basic	30.77%	258.33%
Dividend payout ratio – Diluted	30.77%	258.33%
Average shareholders’ equity to average total assets	12.56%	11.94%

Off-Balance-Sheet Arrangements, Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments. The allowance for credit losses on these off-balance-sheet credit exposures is calculated using the same methodology as loans including conversion or usage factor to anticipate ultimate exposure and expected losses and is included in other liabilities on our consolidated balance sheets.

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Balance at beginning of period	$6,386	$1,455
Impact of CECL adoption	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	(2,770)	1,165
Balance at end of period	$3,616	$7,460

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

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2021	December 31, 2020
Unused commitments:
Commitments to extend credit	$811,574	$793,138
Standby letters of credit	10,825	13,658
Total	$822,399	$806,796

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
Southside Bancshares, Inc. |62

Leases. During the three months ended March 31, 2021, there was $1.1 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial right-of-use asset of $1.1 million. There was $227,000 of operating lease right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2020.
Securities. In the normal course of business we buy and sell securities. At March 31, 2021, there were $23.5 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2021 or December 31, 2020.
Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Southside Bancshares, Inc. |63

Expansion
On April 12, 2021, we opened a loan production office in Harris County, in Houston’s Uptown District.
Branch Closures
On March 19, 2021, we closed two retail branch locations in Longview and Tyler, that were in close proximity to other Southside branches, and a traditional branch location in Flower Mound. These closures were also driven by a shift in customer preferences and their transition from in-branch banking to digital.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
Subsequent to March 31, 2021 and through April 27, 2021, we purchased 90,884 shares of common stock at an average price of $38.49 pursuant to the Stock Repurchase Plan.

Southside Bancshares, Inc. |64

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Quarterly Report on Form 10-Q.
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2020 Form 10-K.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors, and no interest rates are assumed to go negative. The interest rate environment declined during 2020 to a point where most treasury terms were under 100 basis points; therefore, we do not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We will continue to monitor interest rates, and we will resume the simulation of rates decreasing 100 and 200 basis points once rates begin to rise.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	March 31,
Rate projections:	2021	2020
Increase:
100 basis points	3.15%	1.24%
200 basis points	6.85%	(1.27)%

Decrease:
50 basis points	(2.15)%	(1.79)%
100 basis points	N/A	(5.91)%
200 basis points	N/A	(8.45)%
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
In addition to interest rate risk, beginning in 2020, the COVID-19 pandemic exposed us and will likely continue to expose us to additional market value risk. Protracted business closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our commercial and 1-4 family portfolio segments.
Southside Bancshares, Inc. |65

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

Southside Bancshares, Inc. |66

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On September 5, 2019, our board of directors authorized the repurchase of up to 1.0 million shares of common stock under the Stock Repurchase Plan. On March 12, 2020, our board of directors increased the authorization under the Stock Repurchase Plan by an additional 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares. Repurchases may be carried out in open market purchases, privately negotiated transactions and pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act. We have no obligation to repurchase any shares under the Stock Repurchase Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
January 1, 2021 - January 31, 2021	14,857	$30.99	14,857	923,627
February 1, 2021 - February 28, 2021	226,450	33.72	226,450	697,177
March 1, 2021 - March 31, 2021	186,089	38.25	186,089	511,088
Total	427,396	$35.60	427,396
Subsequent to March 31, 2021 and through April 27, 2021, we purchased 90,884 shares of common stock at an average price of $38.49 pursuant to the Stock Repurchase Plan.
Southside Bancshares, Inc. |67

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. |68

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
Southside Bancshares, Inc. |69

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	April 30, 2021	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2021	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |70