Form 10-Q
period 2021-06-30
SOUTHSIDE BANCSHARES INC
filed 2021-07-30
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 27, 2021 was 32,653,856 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2020 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2020
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
COVID-19	Novel strain of coronavirus
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	Generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
Southside Bancshares, Inc. |1

HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
PPP	Paycheck Protection Program
PPP Facility	Paycheck Protection Program Lending Facility
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30, 2021	December 31, 2020

ASSETS
Cash and due from banks	$92,047	$87,357
Interest earning deposits	36,441	21,051
Total cash and cash equivalents	128,488	108,408
Securities:
Securities AFS, at estimated fair value (amortized cost of $2,634,074 and $2,437,513, respectively)	2,766,035	2,587,305
Securities HTM (estimated fair value of $101,368 and $118,198, respectively)	94,850	108,998
FHLB stock, at cost	28,081	25,259
Equity investments	11,821	11,905
Loans held for sale	2,510	3,695
Loans:
Loans	3,642,346	3,657,779
Less: Allowance for loan losses	(42,913)	(49,006)
Net loans	3,599,433	3,608,773
Premises and equipment, net	142,835	144,576
Operating lease ROU assets	15,472	15,063
Goodwill	201,116	201,116
Other intangible assets, net	8,248	9,744
Interest receivable	36,596	38,708
BOLI	116,886	115,583
Other assets	30,037	29,094
Total assets	$7,182,408	$7,008,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,501,120	$1,354,815
Interest bearing	3,655,047	3,577,507
Total deposits	5,156,167	4,932,322
Other borrowings	23,783	23,172
FHLB borrowings	721,368	832,527
Subordinated notes, net of unamortized debt issuance costs	197,312	197,251
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,258	60,255
Deferred tax liability, net	16,456	15,549
Unsettled trades to purchase securities	41,888	—
Operating lease liabilities	17,025	16,734
Other liabilities	53,751	55,120
Total liabilities	6,288,008	6,132,930

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,951,517 shares issued at June 30, 2021 and 37,934,819 shares issued at December 31, 2020)	47,439	47,419
Paid-in capital	777,413	771,511
Retained earnings	145,277	111,208
Treasury stock: (shares at cost, 5,276,448 at June 30, 2021 and 4,983,645 at December 31, 2020)	(140,616)	(123,921)
AOCI	64,887	69,080
Total shareholders’ equity	894,400	875,297
Total liabilities and shareholders’ equity	$7,182,408	$7,008,227
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$35,720	$39,115	$71,758	$81,010
Taxable investment securities	2,921	732	5,244	1,244
Tax-exempt investment securities	9,173	9,221	18,138	15,427
MBS	4,647	9,044	10,735	20,578
FHLB stock and equity investments	108	360	244	785
Other interest earning assets	17	23	32	203
Total interest income	52,586	58,495	106,151	119,247
Interest expense:
Deposits	2,339	6,229	4,936	16,148
FHLB borrowings	1,817	2,929	3,725	6,903
Subordinated notes	2,423	1,412	4,818	2,823
Trust preferred subordinated debentures	349	491	700	1,091
Other borrowings	11	163	22	310
Total interest expense	6,939	11,224	14,201	27,275
Net interest income	45,647	47,271	91,950	91,972
Provision for credit losses	1,677	5,245	(8,472)	30,492
Net interest income after provision for credit losses	43,970	42,026	100,422	61,480
Noninterest income:
Deposit services	6,609	5,532	12,734	11,811
Net gain on sale of securities AFS	15	2,662	2,018	8,203
Gain on sale of loans	393	683	986	853
Trust fees	1,496	1,221	2,879	2,526
BOLI	645	650	1,271	1,219
Brokerage services	850	499	1,630	1,079
Other	925	946	3,038	2,000
Total noninterest income	10,933	12,193	24,556	27,691
Noninterest expense:
Salaries and employee benefits	20,004	18,629	40,048	38,272
Net occupancy	3,606	3,668	7,166	6,979
Advertising, travel & entertainment	475	292	912	1,124
ATM expense	272	233	510	457
Professional fees	1,040	1,082	2,031	2,277
Software and data processing	1,406	1,295	2,718	2,522
Communications	612	506	1,137	999
FDIC insurance	435	174	889	199
Amortization of intangibles	730	931	1,496	1,911
Other	2,119	3,046	5,026	5,636
Total noninterest expense	30,699	29,856	61,933	60,376
Income before income tax expense	24,204	24,363	63,045	28,795
Income tax expense	2,887	2,809	7,637	3,288
Net income	$21,317	$21,554	$55,408	$25,507

Earnings per common share – basic	$0.65	$0.65	$1.69	$0.76
Earnings per common share – diluted	$0.65	$0.65	$1.69	$0.76
Cash dividends paid per common share	$0.33	$0.31	$0.65	$0.62

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$21,317	$21,554	$55,408	$25,507
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	33,166	25,813	(15,813)	87,299
Reclassification adjustment for amortization related to AFS and HTM debt securities	390	215	806	336
Reclassification adjustment for net gain on sale of AFS securities, included in net income	(15)	(2,662)	(2,018)	(8,203)
Derivatives:
Change in net unrealized (loss) gain on effective cash flow hedge interest rate swap derivatives	(3,104)	(5,439)	7,919	(25,039)
Reclassification adjustment of net loss related to derivatives designated as cash flow hedges	1,599	797	3,167	696
Pension plans:
Amortization of net actuarial (gain) loss and prior service credit, included in net periodic benefit cost	(9)	661	632	1,388
Prior service cost adjustment due to plan amendment	—	163	—	163
Change in net actuarial loss	—	(7,558)	—	(7,558)
Other comprehensive income (loss), before tax	32,027	11,990	(5,307)	49,082
Income tax (expense) benefit related to items of other comprehensive income (loss)	(6,726)	(2,518)	1,114	(10,307)
Other comprehensive income (loss), net of tax	25,301	9,472	(4,193)	38,775
Comprehensive income	$46,618	$31,026	$51,215	$64,282

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,419	$771,511	$111,208	$(123,921)	$69,080	$875,297
Net income	—	—	34,091	—	—	34,091
Other comprehensive loss	—	—	—	—	(29,494)	(29,494)
Issuance of common stock for dividend reinvestment plan (8,918 shares)	11	321	—	—	—	332
Purchase of common stock (427,396 shares)	—	—	—	(15,213)	—	(15,213)
Stock compensation expense	—	674	—	—	—	674
Net issuance of common stock under employee stock plans (126,260 shares)	—	2,309	(41)	1,118	—	3,386
Cash dividends paid on common stock ($0.32 per share)	—	—	(10,476)	—	—	(10,476)
Balance at March 31, 2021	47,430	774,815	134,782	(138,016)	39,586	858,597
Net income	—	—	21,317	—	—	21,317
Other comprehensive income	—	—	—	—	25,301	25,301
Issuance of common stock for dividend reinvestment plan (7,780 shares)	9	321	—	—	—	330
Purchase of common stock (90,884 shares)	—	—	—	(3,497)	—	(3,497)
Stock compensation expense	—	686	—	—	—	686
Net issuance of common stock under employee stock plans (99,217 shares)	—	1,591	(47)	897	—	2,441
Cash dividends paid on common stock ($0.33 per share)	—	—	(10,775)	—	—	(10,775)
Balance at June 30, 2021	$47,439	$777,413	$145,277	$(140,616)	$64,887	$894,400

Southside Bancshares, Inc. |6

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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$55,408	$25,507
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	5,780	6,053
Securities premium amortization (discount accretion), net	12,186	11,178
Loan (discount accretion) premium amortization, net	(683)	(406)
Provision for credit losses	(8,472)	30,492
Stock compensation expense	1,360	1,467
Deferred tax expense (benefit)	2,022	(4,955)
Net gain on sale of AFS securities	(2,018)	(8,203)
Net loss on premises and equipment	302	59
Gross proceeds from sales of loans held for sale	27,286	25,633
Gross originations of loans held for sale	(26,101)	(28,642)
Net (gain) loss on OREO	(2)	9
Retirement plan curtailment expense	—	163
Net change in:
Interest receivable	2,112	(8,401)
Other assets	8,409	(9,804)
Interest payable	(784)	(1,404)
Other liabilities	3,414	(21,277)
Net cash provided by operating activities	80,219	17,469

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(392,788)	(711,897)
Sales	46,720	285,478
Maturities, calls and principal repayments	181,956	187,896
Securities HTM:
Maturities, calls and principal repayments	14,220	14,405
Proceeds from redemption of FHLB stock and equity investments	16,240	—
Purchases of FHLB stock and equity investments	(18,973)	(5,545)
Net loan originations	15,333	(284,755)
Purchases of premises and equipment	(4,507)	(7,886)
Purchases of BOLI	—	(12,500)
Proceeds from sales of premises and equipment	1,850	86
Net proceeds from sales of OREO	59	186
Proceeds from sales of repossessed assets	44	54
Net cash used in investing activities	(139,846)	(534,478)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2021	2020
FINANCING ACTIVITIES:
Net change in deposits	$223,822	$387,651
Net change in other borrowings	611	42,947
Proceeds from FHLB borrowings	7,080,064	5,047,401
Repayment of FHLB borrowings	(7,191,223)	(4,925,987)
Net proceeds from issuance of subordinated long-term debt	(95)	—
Proceeds from stock option exercises	5,979	1,130
Cash paid to tax authority related to tax withholding on share-based awards	(152)	(138)
Purchase of common stock	(18,710)	(25,842)
Proceeds from the issuance of common stock for dividend reinvestment plan	662	683
Cash dividends paid	(21,251)	(20,727)
Net cash provided by financing activities	79,707	507,118

Net increase (decrease) in cash and cash equivalents	20,080	(9,891)
Cash and cash equivalents at beginning of period	108,408	110,697
Cash and cash equivalents at end of period	$128,488	$100,806

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$14,984	$28,679
Income taxes paid	$6,250	$5,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$531	$380
Unsettled trades to purchase securities	$(41,888)	$(26,359)
Unsettled trades to sell securities	$—	$2,923

The accompanying notes are an integral part of these consolidated financial statements.

Southside Bancshares, Inc. |9

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

Southside Bancshares, Inc. |10

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and Diluted Earnings:
Net income	$21,317	$21,554	$55,408	$25,507
Basic weighted-average shares outstanding	32,632	33,016	32,730	33,353
Add: Stock awards	167	67	130	92
Diluted weighted-average shares outstanding	32,799	33,083	32,860	33,445
Basic earnings per share:
Net income	$0.65	$0.65	$1.69	$0.76
Diluted earnings per share:
Net income	$0.65	$0.65	$1.69	$0.76
For the three and six months ended June 30, 2021, there were approximately 3,000 and 231,000 anti-dilutive shares, respectively. For the three and six months ended June 30, 2020, there were approximately and 860,000 and 813,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. |11

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2021
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$76,131	$(7,144)	$149	$(29,550)	$39,586
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	33,166	(3,104)	—	—	30,062
Reclassification adjustments included in net income	375	1,599	—	(9)	1,965
Income tax (expense) benefit	(7,044)	315	—	3	(6,726)
Net current-period other comprehensive income (loss), net of tax	26,497	(1,190)	—	(6)	25,301
Ending balance, net of tax	$102,628	$(8,334)	$149	$(29,556)	$64,887

	Six Months Ended June 30, 2021
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$116,078	$(17,091)	$149	$(30,056)	$69,080
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(15,813)	7,919	—	—	(7,894)
Reclassification adjustments included in net income	(1,212)	3,167	—	632	2,587
Income tax benefit (expense)	3,575	(2,329)	—	(132)	1,114
Net current-period other comprehensive (loss) income, net of tax	(13,450)	8,757	—	500	(4,193)
Ending balance, net of tax	$102,628	$(8,334)	$149	$(29,556)	$64,887
Southside Bancshares, Inc. |12

	Three Months Ended June 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$82,330	$(17,236)	$(146)	$(31,409)	$33,539
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	25,813	(5,439)	163	(7,558)	12,979
Reclassification adjustments included in net income	(2,447)	797	(3)	664	(989)
Income tax (expense) benefit	(4,906)	974	(34)	1,448	(2,518)
Net current-period other comprehensive income (loss), net of tax	18,460	(3,668)	126	(5,446)	9,472
Ending balance, net of tax	$100,790	$(20,904)	$(20)	$(36,855)	$43,011

	Six Months Ended June 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	87,299	(25,039)	163	(7,558)	54,865
Reclassification adjustments included in net income	(7,867)	696	(4)	1,392	(5,783)
Income tax (expense) benefit	(16,680)	5,111	(34)	1,296	(10,307)
Net current-period other comprehensive income (loss), net of tax	62,752	(19,232)	125	(4,870)	38,775
Ending balance, net of tax	$100,790	$(20,904)	$(20)	$(36,855)	$43,011

Southside Bancshares, Inc. |13

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(390)	$(215)	$(806)	$(336)
Tax benefit	82	46	169	71
Net of tax	(308)	(169)	(637)	(265)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	15	2,662	2,018	8,203
Tax expense	(4)	(559)	(424)	(1,723)
Net of tax	11	2,103	1,594	6,480

Derivatives:
Realized net loss on interest rate swap derivatives (3)	(1,599)	(803)	(3,167)	(710)
Tax benefit	336	168	665	149
Net of tax	(1,263)	(635)	(2,502)	(561)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	—	6	—	14
Tax expense	—	(2)	—	(3)
Net of tax	—	4	—	11

Amortization of pension plan:
Net actuarial gain (loss) (4)	9	(664)	(632)	(1,392)
Prior service credit (4)	—	3	—	4
Total before tax	9	(661)	(632)	(1,388)
Tax (expense) benefit	(3)	139	132	291
Net of tax	6	(522)	(500)	(1,097)
Total reclassifications for the period, net of tax	$(1,554)	$781	$(2,045)	$4,568
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
Southside Bancshares, Inc. |14

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of June 30, 2021 and December 31, 2020 are reflected in the tables below (in thousands):

	June 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$42,753	$983	$—	$43,736
State and political subdivisions	1,765,231	101,074	1,426	1,864,879
Corporate bonds and other	112,387	2,191	331	114,247
MBS: (1)
Residential	606,765	26,387	252	632,900
Commercial	106,938	3,585	250	110,273
Total	$2,634,074	$134,220	$2,259	$2,766,035

HELD TO MATURITY
Investment securities:
State and political subdivisions	$908	$5	$—	$913
MBS: (1)
Residential	42,171	3,002	—	45,173
Commercial	51,771	3,511	—	55,282
Total	$94,850	$6,518	$—	$101,368

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,475,030	$105,601	$37	$1,580,594
Corporate bonds and other	77,224	1,053	22	78,255
MBS: (1)
Residential	771,409	38,674	73	810,010
Commercial	113,850	4,746	150	118,446
Total	$2,437,513	$150,074	$282	$2,587,305

HELD TO MATURITY
Investment securities:
State and political subdivisions	$907	$13	$—	$920
MBS: (1)
Residential	47,948	4,187	—	52,135
Commercial	60,143	5,000	—	65,143
Total	$108,998	$9,200	$—	$118,198
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

Investment securities and MBS with carrying values of $1.49 billion and $1.56 billion were pledged as of June 30, 2021 and December 31, 2020, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
Southside Bancshares, Inc. |15

The following tables represent the fair value and unrealized losses on AFS investment and MBS for which an allowance for credit losses has not been recorded as of June 30, 2021 and December 31, 2020, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$154,122	$1,426	$—	$—	$154,122	$1,426
Corporate bonds and other	37,452	331	—	—	37,452	331
MBS:
Residential	15,619	252	—	—	15,619	252
Commercial	—	—	4,637	250	4,637	250
Total	$207,193	$2,009	$4,637	$250	$211,830	$2,259

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$17,305	$37	$—	$—	$17,305	$37
Corporate bonds and other	11,562	22	—	—	11,562	22
MBS:
Residential	6,287	73	—	—	6,287	73
Commercial	4,744	150	—	—	4,744	150
Total	$39,898	$282	$—	$—	$39,898	$282

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
Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the three and six months ended June 30, 2021 or 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities as of June 30, 2021 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are largely due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of June 30, 2021 and December 31, 2020, we did not have an allowance for credit losses on our AFS securities.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of June 30, 2021 and 2020, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors
Southside Bancshares, Inc. |16

associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the three and six months ended June 30, 2021 or 2020.
From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $2.1 million ($1.6 million, net of tax) at June 30, 2021 and $2.9 million ($2.3 million, net of tax) at December 31, 2020. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the six months ended June 30, 2021 or the year ended December 31, 2020.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2021, accrued interest receivable on AFS and HTM debt securities totaled $22.9 million and $251,000, respectively. As of December 31, 2020, accrued interest receivable on AFS and HTM debt securities totaled $22.0 million and $298,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2021 or December 31, 2020.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020
U.S. Treasury	$169	$—
State and political subdivisions	10,939	9,869
Corporate bonds and other	986	84
MBS	4,647	9,044
Total interest income on securities	$16,741	$18,997

	Six Months Ended June 30,
	2021	2020
U.S. Treasury	$206	$—
State and political subdivisions	21,345	16,494
Corporate bonds and other	1,831	177
MBS	10,735	20,578
Total interest income on securities	$34,117	$37,249

There was a $2.0 million net realized gain from the AFS securities portfolio for the six months ended June 30, 2021, which consisted of $2.1 million in realized gains and $52,000 in realized losses.  There was a $8.2 million net realized gain from the AFS securities portfolio for the six months ended June 30, 2020, which consisted of $8.3 million in realized gains and $89,000 in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2021 or 2020.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |17

The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2021, are presented below by contractual maturity (in thousands):

	June 30, 2021
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$4,026	$4,071
Due after one year through five years	30,715	31,829
Due after five years through ten years	163,900	167,864
Due after ten years	1,721,730	1,819,098
	1,920,371	2,022,862
MBS:	713,703	743,173
Total	$2,634,074	$2,766,035

	June 30, 2021
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$120
Due after one year through five years	509	512
Due after five years through ten years	279	281
Due after ten years	—	—
	908	913
MBS:	93,942	100,455
Total	$94,850	$101,368

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2021 and December 31, 2020, we had equity investments recorded in our consolidated balance sheets of $11.8 million and $11.9 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity investments	$17	$1	$(90)	$54
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$17	$1	$(90)	$54

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2021.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2021, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate loans:
Construction	$528,157	$581,941
1-4 family residential	678,402	719,952
Commercial	1,430,900	1,295,746
Commercial loans	497,513	557,122
Municipal loans	417,398	409,028
Loans to individuals	89,976	93,990
Total loans	3,642,346	3,657,779
Less: Allowance for loan losses	42,913	49,006
Net loans	$3,599,433	$3,608,773

Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at June 30, 2021 and December 31, 2020 of $132.1 million and $214.8 million, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2021 consisted of $1.24 billion of owner and non-owner occupied real estate, $170.4 million of loans secured by multi-family properties and $18.5 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
Southside Bancshares, Inc. |19

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
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

June 30, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$71,711	$121,423	$144,531	$62,296	$2,301	$7,587	$118,005	$527,854
Pass watch	—	—	—	—	—	22	—	22
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	224	—	224
Doubtful	—	—	—	57	—	—	—	57
Total construction real estate	$71,711	$121,423	$144,531	$62,353	$2,301	$7,833	$118,005	$528,157

1-4 family residential real estate:
Pass	$79,835	$141,033	$94,589	$56,732	$41,836	$253,907	$2,284	$670,216
Pass watch	—	—	—	—	—	813	—	813
Special mention	—	—	—	—	—	63	—	63
Substandard	10	1,035	55	—	926	4,261	92	6,379
Doubtful	—	12	—	—	33	886	—	931
Total 1-4 family residential real estate	$79,845	$142,080	$94,644	$56,732	$42,795	$259,930	$2,376	$678,402

Commercial real estate:
Pass	$272,014	$251,630	$269,339	$102,178	$151,519	$233,346	$6,849	$1,286,875
Pass watch	—	—	4,214	23,257	36,867	5,414	—	69,752
Special mention	24,142	199	8,883	6,963	307	12,826	—	53,320
Substandard	4,526	1,869	—	1,800	40	12,587	—	20,822
Doubtful	—	—	—	—	—	131	—	131
Total commercial real estate	$300,682	$253,698	$282,436	$134,198	$188,733	$264,304	$6,849	$1,430,900

Commercial loans:
Pass	$159,561	$102,900	$33,923	$17,163	$5,633	$7,371	$164,496	$491,047
Pass watch	42	133	563	102	—	—	244	1,084
Special mention	—	—	418	398	—	211	281	1,308
Substandard	175	208	492	317	3	1	1,483	2,679
Doubtful	121	453	276	440	18	87	—	1,395
Total commercial loans	$159,899	$103,694	$35,672	$18,420	$5,654	$7,670	$166,504	$497,513

Municipal loans:
Pass	$36,575	$68,625	$64,734	$31,373	$58,798	$157,293	$—	$417,398
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$36,575	$68,625	$64,734	$31,373	$58,798	$157,293	$—	$417,398

Loans to individuals:
Pass	$24,593	$34,063	$16,940	$6,403	$2,872	$1,454	$3,458	$89,783
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	44	—	—	4	48
Substandard	—	3	32	17	24	4	2	82
Doubtful	—	—	—	3	33	27	—	63
Total loans to individuals	$24,593	$34,066	$16,972	$6,467	$2,929	$1,485	$3,464	$89,976
Total loans	$673,305	$723,586	$638,989	$309,543	$301,210	$698,515	$297,198	$3,642,346
Southside Bancshares, Inc. |21

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$155,693	$180,536	$76,090	$55,636	$3,191	$8,297	$101,793	$581,236
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	—	—	—
Substandard	—	382	62	—	—	58	—	502
Doubtful	—	—	—	—	—	180	—	180
Total construction real estate	$155,693	$180,918	$76,152	$55,636	$3,214	$8,535	$101,793	$581,941

1-4 family residential real estate:
Pass	$154,003	$114,063	$70,621	$55,557	$57,680	$255,003	$2,833	$709,760
Pass watch	—	—	—	—	267	564	—	831
Special mention	—	—	—	—	—	10	—	10
Substandard	1,473	—	135	427	1,588	5,134	96	8,853
Doubtful	—	—	—	36	103	359	—	498
Total 1-4 family residential real estate	$155,476	$114,063	$70,756	$56,020	$59,638	$261,070	$2,929	$719,952

Commercial real estate:
Pass	$270,087	$307,161	$143,177	$162,180	$98,828	$179,919	$6,957	$1,168,309
Pass watch	—	—	3,153	40,125	1,696	2,582	—	47,556
Special mention	4,555	33,020	7,041	140	4,531	7,850	—	57,137
Substandard	7,542	—	2,097	65	704	12,282	—	22,690
Doubtful	—	—	—	—	—	54	—	54
Total commercial real estate	$282,184	$340,181	$155,468	$202,510	$105,759	$202,687	$6,957	$1,295,746

Commercial loans:
Pass	$313,688	$47,446	$20,386	$7,505	$3,392	$6,142	$140,018	$538,577
Pass watch	2,599	1,318	2,410	1,981	—	—	370	8,678
Special mention	304	809	433	39	286	265	455	2,591
Substandard	405	1,081	473	7	—	—	4,417	6,383
Doubtful	310	53	475	54	1	—	—	893
Total commercial loans	$317,306	$50,707	$24,177	$9,586	$3,679	$6,407	$145,260	$557,122

Municipal loans:
Pass	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028

Loans to individuals:
Pass	$46,722	$25,302	$10,132	$4,716	$1,867	$917	$3,900	$93,556
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	51	—	—	—	4	55
Substandard	6	35	28	30	9	11	1	120
Doubtful	73	20	6	55	81	24	—	259
Total loans to individuals	$46,801	$25,357	$10,217	$4,801	$1,957	$952	$3,905	$93,990
Total loans	$1,030,002	$779,358	$370,505	$389,723	$199,634	$627,713	$260,844	$3,657,779
Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$170	$12	$—	$182	$527,975	$528,157
1-4 family residential	1,563	522	752	2,837	675,565	678,402
Commercial	687	147	80	914	1,429,986	1,430,900
Commercial loans	1,246	535	454	2,235	495,278	497,513
Municipal loans	—	—	—	—	417,398	417,398
Loans to individuals	197	62	—	259	89,717	89,976
Total	$3,863	$1,278	$1,286	$6,427	$3,635,919	$3,642,346

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$95	$14	$444	$553	$581,388	$581,941
1-4 family residential	7,872	2,469	2,830	13,171	706,781	719,952
Commercial	467	315	86	868	1,294,878	1,295,746
Commercial loans	1,423	4,516	323	6,262	550,860	557,122
Municipal loans	64	—	—	64	408,964	409,028
Loans to individuals	519	123	27	669	93,321	93,990
Total	$10,440	$7,437	$3,710	$21,587	$3,636,192	$3,657,779

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Construction	$69	$640
1-4 family residential	2,397	3,922
Commercial	1,212	1,269
Commercial loans	1,414	1,592
Loans to individuals	62	291
Total nonaccrual loans (1)	5,154	7,714

Accruing loans past due more than 90 days	—	—
TDR loans	9,549	9,646
OREO	566	106
Repossessed assets	—	14
Total nonperforming assets	$15,269	$17,480

(1)    Includes $810,000 and $976,000 of restructured loans as of June 30, 2021 and December 31, 2020, respectively.

We reversed $12,000 and $25,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2021, respectively, and $14,000 and $143,000 for the three and six months ended June 30, 2020, respectively. We had $1.4 million and $2.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2021 and December 31, 2020, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2021 and December 31, 2020, we had $10.1 million and $11.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $34,000 and $1.2 million in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2021 and December 31, 2020, respectively.

Southside Bancshares, Inc. |24

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
In response to the impact of the COVID-19 pandemic on the economy, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. The Economic Aid Act extended this relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below. At June 30, 2021 and December 31, 2020, we had outstanding loans with payment deferrals totaling $182,000 and $47.2 million, respectively.
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial loans	$—	$—	$106	$106	2
Total	$—	$—	$106	$106	2

	Six Months Ended June 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$128	$128	2
Commercial loans	—	—	122	122	3
Total	$—	$—	$250	$250	5

	Three Months Ended June 30, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial loans	$—	$—	$148	$148	2
Total	$—	$—	$148	$148	2

	Six Months Ended June 30, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$59	$59	1
Commercial loans	—	—	150	150	3
Total	$—	$—	$209	$209	4

Southside Bancshares, Inc. |25

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the six months ended June 30, 2021 and 2020 were not significant. Generally, the loans identified as TDRs were previously reported as impaired loans prior to restructuring, and therefore, the modification did not impact our determination of the allowance for loans losses.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2021, TDRs in default totaled $230,000. For the three and six months ended June 30, 2020 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At June 30, 2021 and 2020, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
Allowance for Loan Losses
In accordance with ASC 326, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. The impact of varying economic conditions and portfolio stress factors are a component of the credit loss models applied to each portfolio. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert the economic inputs to their long-run historical trends. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and applies weighting to various forecasting scenarios as deemed appropriate based on known and expected economic activities. Management also considers and may apply relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast based on known and knowable information as of June 30, 2021.
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

Southside Bancshares, Inc. |26

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$8,201	$2,508	$27,236	$3,108	$46	$355	$41,454
Loans charged-off	—	(28)	—	(116)	—	(383)	(527)
Recoveries of loans charged-off	—	12	1	179	—	274	466
Net loans (charged-off) recovered	—	(16)	1	63	—	(109)	(61)
Provision for (reversal of) loan losses	(183)	28	1,693	(74)	1	55	1,520
Balance at end of period	$8,018	$2,520	$28,930	$3,097	$47	$301	$42,913

	Six Months Ended June 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(101)	—	(435)	—	(786)	(1,322)
Recoveries of loans charged-off	1	67	1	461	—	558	1,088
Net loans (charged-off) recovered	1	(34)	1	26	—	(228)	(234)
Provision for (reversal of) loan losses	1,527	284	(6,780)	(1,036)	1	145	(5,859)
Balance at end of period	$8,018	$2,520	$28,930	$3,097	$47	$301	$42,913

	Three Months Ended June 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$9,654	$2,640	$36,120	$4,519	$47	$658	$53,638
Loans charged-off	—	(2)	—	(225)	—	(319)	(546)
Recoveries of loans charged-off	—	16	12	56	—	352	436
Net loans (charged-off) recovered	—	14	12	(169)	—	33	(110)
Provision for (reversal of) loan losses(1)	(1,154)	48	7,653	(129)	—	(78)	6,340
Balance at end of period	$8,500	$2,702	$43,785	$4,221	$47	$613	$59,868
Southside Bancshares, Inc. |27

	Six Months Ended June 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(33)	(56)	(21)	(521)	—	(910)	(1,541)
Recoveries of loans charged-off	11	20	81	130	—	645	887
Net loans (charged-off) recovered	(22)	(36)	60	(391)	—	(265)	(654)
Provision for (reversal of) loan losses(1)	2,030	358	26,090	1,815	(1)	130	30,422
Balance at end of period	$8,500	$2,702	$43,785	$4,221	$47	$613	$59,868

(1)    The increase in the provision for credit losses during 2020 was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL model.

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the accrued interest on our loan portfolio was $13.4 million and $16.4 million, respectively.

Southside Bancshares, Inc. |28

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2021	December 31, 2020
Other borrowings:
Balance at end of period	$23,783	$23,172
Average amount outstanding during the period (1)	22,769	91,940
Maximum amount outstanding during the period (2)	24,549	219,259
Weighted average interest rate during the period (3)	0.2%	0.4%
Interest rate at end of period (4)	0.2%	0.1%

FHLB borrowings:
Balance at end of period	$721,368	$832,527
Average amount outstanding during the period (1)	698,413	1,032,269
Maximum amount outstanding during the period (2)	723,584	1,274,370
Weighted average interest rate during the period (3)	1.1%	1.1%
Interest rate at end of period (5)	1.0%	1.0%
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
(4)Stated rate.
(5)The interest rate on the FHLB borrowings includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2021 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$23,783	$—	$—	$—	$—	$—	$23,783
FHLB borrowings	717,666	695	725	756	679	847	721,368
Total obligations	$741,449	$695	$725	$756	$679	$847	$745,151

Other borrowings include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2021 or December 31, 2020.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At June 30, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $487.7 million. There were no borrowings from the FRDW at June 30, 2021 or December 31, 2020. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2021, the line had one outstanding letter of credit for $91,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $23.8 million at June 30, 2021 and $23.2 million at December 31, 2020, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.08% to 4.799% and with remaining maturities of one day to 7.0 years at June 30, 2021.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by
Southside Bancshares, Inc. |29

securities, FHLB stock and nonspecified loans and securities, was approximately $1.23 billion, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions with rates tied to LIBOR. These agreements totaled $605.0 million at June 30, 2021 and $670.0 million at December 31, 2020. Six of the agreements have an interest rate tied to three-month LIBOR, and the remaining agreements have interest rates tied to one-month LIBOR. In connection with all of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had a weighted average rate of 1.14% with a weighted average maturity of 3.7 years at June 30, 2021. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |30

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,466	$98,497
5.50% Subordinated notes, net of unamortized debt issuance costs (3)	98,846	98,754
Total Subordinated notes	197,312	197,251
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,566	20,563
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,258	60,255
Total Long-term debt	$257,570	$257,506

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.5 million at June 30, 2021 and December 31, 2020.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.2 million at June 30, 2021 and December 31, 2020.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $53,000 at June 30, 2021 and $56,000 at December 31, 2020.

As of June 30, 2021, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes	November 6, 2020	$100,000	Fixed-to-Floating	3.875%	November 15, 2030
5.50% Subordinated Notes	September 19, 2016	$100,000	Fixed-to-Floating	5.50%	September 30, 2026
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month LIBOR + 2.94%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month LIBOR + 1.30%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month LIBOR + 2.25%	September 15, 2037
Magnolia Trust Company I (1)	May 20, 2005	$3,609	Floating	3 month LIBOR + 1.80%	November 23, 2035
(1)On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.

Southside Bancshares, Inc. |31

On September 19, 2016, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bears interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, adjusts quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes, which included advances to the Bank to finance its activities. We anticipate the redemption of these subordinated notes on September 30, 2021, subject to regulatory approval.
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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2021	2020	2021	2020	2021	2020
Service cost	$—	$405	$—	$—	$—	$46
Interest cost	657	850	22	40	139	156
Expected return on assets	(1,273)	(1,320)	(47)	(67)	—	—
Net loss amortization	(19)	553	—	3	10	108
Prior service (credit) cost amortization	—	(4)	—	—	—	1
Loss due to curtailment	—	151	—	—	—	12
Net periodic benefit (income) cost	$(635)	$635	$(25)	$(24)	$149	$323

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2021	2020	2021	2020	2021	2020
Service cost	$—	$828	$—	$—	$—	$131
Interest cost	1,285	1,687	46	81	260	316
Expected return on assets	(2,710)	(2,988)	(105)	(151)	—	—
Net loss amortization	501	1,086	3	5	128	301
Prior service (credit) cost amortization	—	(7)	—	—	—	3
Loss due to curtailment	—	151	—	—	—	12
Net periodic benefit (income) cost	$(924)	$757	$(56)	$(65)	$388	$763

Prior to the freeze of all future benefit accruals and accrual of benefit service as of December 31, 2020, the service cost component was recorded on our consolidated income statements as salaries and employee benefits in noninterest expense. All other components other than service costs are recorded in other noninterest expense.
During the three months ended June 30, 2021, we updated our expected long-term rate of return on plan assets for the Retirement Plan and the Acquired Retirement Plan from 6.50% to 6.125%.

Southside Bancshares, Inc. |32

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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $605.0 million of debt. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.
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
At June 30, 2021 and December 31, 2020, net derivative liabilities included $25.9 million and $39.3 million, respectively, of cash collateral held by counterparties subject to master netting agreements.
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

Southside Bancshares, Inc. |33

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$605,000	$1,092	$11,640	$670,000	$—	$21,635
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	216,593	354	16,580	152,280	—	18,537
Swaps-Customer counterparties	216,593	16,580	354	152,280	18,537	—
Gross derivatives		18,026	28,574		18,537	40,172
Offsetting derivative assets/liabilities		(1,446)	(1,446)		—	—
Cash collateral received/posted		—	(25,930)		—	(39,270)
Net derivatives included in the consolidated balance sheets (2)		$16,580	$1,198		$18,537	$902
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $16.6 million related to interest rate swaps with customers at June 30, 2021. We had no credit exposure related to interest rate swaps with financial institutions and $18.5 million related to interest rate swaps with customers at December 31, 2020. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$605,000	3.7	0.10%	1.14%	$670,000	3.8	0.17%	1.12%
Swaps-Non-hedging
Financial institution counterparties	216,593	10.8	0.45%	2.43%	152,280	9.8	0.50%	2.57%
Customer counterparties	216,593	10.8	2.43%	0.45%	152,280	9.8	2.57%	0.50%
Southside Bancshares, Inc. |34

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
Southside Bancshares, Inc. |35

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2021 and December 31, 2020.
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
Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2021 and December 31, 2020, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |36

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$43,736	$43,736	$—	$—
State and political subdivisions	1,864,879	—	1,864,879	—
Corporate bonds and other	114,247	—	114,247	—
MBS: (1)
Residential	632,900	—	632,900	—
Commercial	110,273	—	110,273	—
Equity investments:
Equity investments	6,004	6,004	—	—
Derivative assets:
Interest rate swaps	18,026	—	18,026	—
Total asset recurring fair value measurements	$2,790,065	$49,740	$2,740,325	$—

Derivative liabilities:
Interest rate swaps	$28,574	$—	$28,574	$—
Total liability recurring fair value measurements	$28,574	$—	$28,574	$—

Nonrecurring fair value measurements
Foreclosed assets	$566	$—	$—	$566
Collateral-dependent loans (2)	9,004	—	—	9,004
Total asset nonrecurring fair value measurements	$9,570	$—	$—	$9,570
Southside Bancshares, Inc. |37

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,580,594	$—	$1,580,594	$—
Corporate bonds and other	78,255	—	78,255	—
MBS: (1)
Residential	810,010	—	810,010	—
Commercial	118,446	—	118,446	—
Equity investments:
Equity investments	6,094	6,094	—	—
Derivative assets:
Interest rate swaps	18,537	—	18,537	—
Total asset recurring fair value measurements	$2,611,936	$6,094	$2,605,842	$—

Derivative liabilities:
Interest rate swaps	$40,172	$—	$40,172	$—
Total liability recurring fair value measurements	$40,172	$—	$40,172	$—

Nonrecurring fair value measurements
Foreclosed assets	$120	$—	$—	$120
Collateral-dependent loans (2)	10,653	—	—	10,653
Total asset nonrecurring fair value measurements	$10,773	$—	$—	$10,773
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.
Southside Bancshares, Inc. |38

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

Southside Bancshares, Inc. |39

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,488	$128,488	$128,488	$—	$—
Investment securities:
HTM, at carrying value	908	913	—	913	—
MBS:
HTM, at carrying value	93,942	100,455	—	100,455	—
FHLB stock, at cost	28,081	28,081	—	28,081	—
Equity investments	5,817	5,817	—	5,817	—
Loans, net of allowance for loan losses	3,599,433	3,765,725	—	—	3,765,725
Loans held for sale	2,510	2,510	—	2,510	—
Financial liabilities:
Deposits	$5,156,167	$5,158,210	$—	$5,158,210	$—
Other borrowings	23,783	23,783	—	23,783	—
FHLB borrowings	721,368	732,425	—	732,425	—
Subordinated notes, net of unamortized debt issuance costs	197,312	201,322	—	201,322	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,258	49,267	—	49,267	—

		Estimated Fair Value
December 31, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,408	$108,408	$108,408	$—	$—
Investment securities:
HTM, at carrying value	907	920	—	920	—
Mortgage-backed securities:
HTM, at carrying value	108,091	117,278	—	117,278	—
Federal Home Loan Bank stock, at cost	25,259	25,259	—	25,259	—
Equity investments	5,811	5,811	—	5,811	—
Loans, net of allowance for loan losses	3,608,773	3,784,291	—	—	3,784,291
Loans held for sale	3,695	3,695	—	3,695	—
Financial liabilities:
Deposits	$4,932,322	$4,936,188	$—	$4,936,188	$—
Other borrowings	23,172	23,172	—	23,172	—
FHLB borrowings	832,527	854,865	—	854,865	—
Subordinated notes, net of unamortized debt issuance costs	197,251	198,391	—	198,391	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,255	51,993	—	51,993	—

Southside Bancshares, Inc. |40

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current income tax expense	$3,026	$2,689	$5,615	$8,243
Deferred income tax (benefit) expense	(139)	120	2,022	(4,955)
Income tax expense	$2,887	$2,809	$7,637	$3,288

The net deferred tax liability totaled $16.5 million at June 30, 2021 and $15.5 million at December 31, 2020.  No valuation allowance was recorded at June 30, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2021 or December 31, 2020.
We recognized income tax expense of $2.9 million and $7.6 million, for an ETR of 11.9% and 12.1% for the three and six months ended June 30, 2021, respectively, compared to income tax expense of $2.8 million and $3.3 million, for an ETR of 11.5% and 11.4%, for the three and six months ended June 30, 2020, respectively. The higher ETR for the six months ended June 30, 2021 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2020. The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2021 and 2020 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017 or Texas state tax examinations by tax authorities for years before 2016.
Southside Bancshares, Inc. |41

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Balance at beginning of period	$3,616	$7,460	$6,386	$1,455
Impact of CECL adoption	—	—	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	157	(1,095)	(2,613)	70
Balance at end of period	$3,773	$6,365	$3,773	$6,365

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2021	December 31, 2020

Commitments to extend credit	$922,234	$793,138
Standby letters of credit	10,785	13,658
Total	$933,019	$806,796

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
Leases. During the three months ended June 30, 2021, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2021, there were $1.1 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million. During the three and six months ended June 30, 2020, there were $7.8 million and $8.0 million, respectively, of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial ROU asset of $6.6 million.
Securities. In the normal course of business we buy and sell securities. At June 30, 2021, there were $41.9 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2021 or December 31, 2020.
Southside Bancshares, Inc. |42

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |43

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates, tax reform, inflation and other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of the COVID-19 pandemic on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transactions and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
Southside Bancshares, Inc. |44

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
•changes in consumer spending, borrowing and saving habits, including as a result of rising inflation and the economic impact of COVID-19;
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
Southside Bancshares, Inc. |45

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 5 – Loans and Allowance for Loan Losses” in the notes to the consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the 2020 Form 10-K. As of June 30, 2021, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |46

Non-GAAP Financial Measures
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures: Net interest income (FTE), net interest margin (FTE) and net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three and six months ended June 30, 2021 and 2020, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.
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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three and six months ended June 30, 2021 and 2020, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income (GAAP)	$45,647	$47,271	$91,950	$91,972
Tax equivalent adjustments:
Loans	722	679	1,458	1,347
Tax-exempt investment securities	2,412	2,339	4,623	3,970
Net interest income (FTE) (1)	$48,781	$50,289	$98,031	$97,289

Average earning assets	$6,395,251	$6,696,235	$6,318,767	$6,472,497

Net interest margin	2.86%	2.84%	2.93%	2.86%
Net interest margin (FTE) (1)	3.06%	3.02%	3.13%	3.02%

Net interest spread	2.70%	2.64%	2.77%	2.62%
Net interest spread (FTE) (1)	2.89%	2.82%	2.96%	2.79%
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
Southside Bancshares, Inc. |47

OVERVIEW
COVID-19
During March 2020, the World Health Organization declared COVID-19 a global pandemic in response to the rapidly growing outbreak of the virus. COVID-19 significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines. In compliance with social distancing guidelines issued by federal, state and local governments, we initially closed all of our grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations were offering certain services by appointment only. All other banking services were available to customers through our drive-thrus, ATMs/ITMs and automated telephone, internet and mobile banking products. After careful consideration and implementation of additional safety precautions, all locations were reopened on June 1, 2020. We have since made adjustments to select branch hours and openings, and we continue to closely monitor the COVID-19 situation. Approximately 45% of our workforce has remote working capabilities, however most of our workforce have returned to our office and branch locations.
COVID-19 significantly disrupted supply chains, business activity and the overall economic and financial markets.  These disruptions have and are likely to continue to result in a decline in demand for banking products or services, including loans and deposits which could impact our future financial condition, results of operations and liquidity. As of June 30, 2021, most businesses in Texas are re-opened without restrictions. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic. The extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in responses to the pandemic, the scale of the distribution and public acceptance of the vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19 and any related variants. While the overall outlook has improved based on the availability of the vaccine, there has been a recent rise in hospitalization and infection rates caused by the Delta variant, a rapidly spreading strain of coronavirus. Therefore, the risk of further resurgence and possible reimplementation of restrictions remains. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. As an SBA lender, we were well positioned to assist business customers in accessing funds available through the PPP implemented in April of 2020. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expands the eligibility for loans and allows certain businesses to request a second loan. The SBA began accepting applications for the second round of PPP loans on January 13, 2021, and we accepted new applications through April 6, 2021. During the six months ended June 30, 2021, we originated $112.3 million of additional PPP loans under this second round of PPP loans. At June 30, 2021, we had $132.1 million of approved PPP loans outstanding.
Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19 related challenges. As of June 30, 2021, we had two remaining loans with payment deferrals totaling $182,000, a decrease from $326.0 million reported in our second quarter earnings release in July 2020. As of July 26, 2021, we had a 1-4 family residential loan outstanding of $158,000 with payment deferrals. The decrease in the COVID-19 modified loans are the result of the loans coming out of the deferral periods and resuming performance.
Operating Results
Net income decreased $237,000, or 1.1%, for the three months ended June 30, 2021, to $21.3 million compared to the same period in 2020. The decrease was a result of the $5.9 million decrease in interest income, the $1.3 million decrease in noninterest income and the increase in noninterest expense of $843,000, partially offset by the $4.3 million decrease in interest expense and the $3.6 million decrease in provision for credit losses. Earnings per diluted common share were $0.65 for the three months ended June 30, 2021 and 2020.
Southside Bancshares, Inc. |48

During the six months ended June 30, 2021, our net income increased $29.9 million, or 117.2%, to $55.4 million from $25.5 million for the same period in 2020. The increase in net income was a direct result of a reversal of provision for credit losses of $8.5 million compared to a large build-up in the allowance for credit losses of $30.5 million in the same period in 2020. The decrease in the provision was primarily due to an improved economic forecast since the second quarter of 2020 and its effect on macroeconomic factors used in the CECL model. This was partially offset by the $4.3 million increase in income tax expense, the $3.1 million decrease in noninterest income and the $1.6 million increase in noninterest expense. Earnings per diluted common share increased $0.93, or 122.4%, to $1.69 for the six months ended June 30, 2021, from $0.76 for the same period in 2020.
Financial Condition
Our total assets increased $174.2 million, or 2.5%, to $7.18 billion at June 30, 2021 from $7.01 billion at December 31, 2020. Our securities portfolio increased by $164.6 million, or 6.1%, to $2.86 billion, compared to $2.70 billion at December 31, 2020. The increase in our securities portfolio was comprised of an increase of $364.0 million in investment securities, partially offset by a decrease of $199.4 million in MBS, as the composition of the securities portfolio continued to change as municipal and corporate bonds and, to a lesser extent, U.S. Treasury Notes increased while MBS decreased. Our FHLB stock increased $2.8 million, or 11.2%, to $28.1 million from $25.3 million at December 31, 2020, primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.
Loans decreased $15.4 million, or 0.4%, to $3.64 billion at June 30, 2021 from $3.66 billion at December 31, 2020. The net decrease in our loan portfolio was comprised of decreases of $59.6 million of commercial loans, $53.8 million of construction loans, $41.6 million of 1-4 family residential loans and $4.0 million of loans to individuals, partially offset by increases of $135.2 million of commercial real estate loans and $8.4 million of municipal loans. Our PPP loans, a component of the commercial loan category, experienced a decrease of $82.7 million, or 38.5%, to $132.1 million as of June 30, 2021, from $214.8 million at December 31, 2020, due to forgiveness payments received from loans funded under the CARES Act. Loans held for sale decreased $1.2 million, or 32.1%, to $2.5 million at June 30, 2021 from $3.7 million at December 31, 2020.
Our nonperforming assets at June 30, 2021 decreased $2.2 million, or 12.6%, to $15.3 million and represented 0.21% of total assets, compared to $17.5 million, or 0.25% of total assets at December 31, 2020.  Nonaccruing loans decreased $2.6 million, or 33.2%, to $5.2 million, and the ratio of nonaccruing loans to total loans decreased to 0.14% at June 30, 2021 compared to 0.21% at December 31, 2020.  Restructured loans were $9.5 million at June 30, 2021, a decrease of 1.0%, from $9.6 million at December 31, 2020. OREO increased to $566,000 at June 30, 2021 from $106,000 at December 31, 2020.
Our deposits increased $223.8 million, or 4.5%, to $5.16 billion at June 30, 2021 from $4.93 billion at December 31, 2020, which was comprised of an increase of $146.3 million in noninterest bearing deposits and $77.5 million in interest bearing deposits. The increase was largely driven by PPP loan disbursements and stimulus checks deposited during the first half of 2021. Brokered deposits decreased $80.5 million, or 58.3%, for the six months ended June 30, 2021.
Total FHLB borrowings decreased $111.2 million, or 13.4%, to $721.4 million at June 30, 2021 from $832.5 million at December 31, 2020.
Our total shareholders’ equity at June 30, 2021 increased 2.2%, or $19.1 million, to $894.4 million, or 12.5% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The increase in shareholders’ equity was the result of net income of $55.4 million, net issuance of common stock under employee stock plans of $5.8 million, stock compensation expense of $1.4 million and common stock issued under our dividend reinvestment plan of $662,000. These increases were partially offset by cash dividends paid of $21.3 million, the repurchase of $18.7 million of our common stock and other comprehensive loss of $4.2 million.
Economic conditions were significantly impacted by the COVID-19 pandemic in 2020; however, Texas still outperformed the nation in 2020, and our Fort Worth and Austin market areas have continued to perform generally better than many other parts of the country. Texas continues to experience economic growth due to in-migration from other states and company relocation from other states, although such growth is difficult to predict and remains uncertain.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |49

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
Our investment securities and U.S. Agency MBS increased from $2.70 billion at December 31, 2020 to $2.86 billion at June 30, 2021. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
During the first half of 2021, the composition of the securities portfolio continued to change as municipal bonds, U.S. Treasury Notes and corporate bonds increased while MBS decreased. The decrease in MBS was attributable to higher MBS prepayment speeds due to the significantly low interest rate environment that was slightly offset by MBS purchases. During the first half of 2021, we increased security purchases when compared to the latter half of 2020, including $334.0 million in highly-rated primarily Texas municipal securities, $174.2 million of which were taxable, $35.3 million in investment grade subordinated debt, $13.1 million in U.S. Agency MBS, and $52.3 million in U.S. Treasury Notes. We sold approximately $35.1 million tax-free AFS electric utility revenue municipals due to uncertainty caused by the severe winter storm in Texas during February. We also sold $9.6 million in U.S. Treasury Notes. Sales of AFS securities for the three and six months ended June 30, 2021, resulted in a net realized gain of $15,000 and $2.0 million, respectively.
At June 30, 2021, securities as a percentage of assets totaled 39.8%, compared to 38.5% at December 31, 2020, due to the $164.6 million, or 6.1%, increase in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales. However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
With respect to liabilities, we continue to primarily utilize a combination of deposits and FHLB borrowings to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of
Southside Bancshares, Inc. |50

the ALCO. Our primary wholesale funding source is FHLB borrowings and to a lesser extent we utilize federal funds purchased, the FRDW and brokered deposits.
For the six months ended June 30, 2021, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 15.3% from 20.2% at December 31, 2020, and 30.1% at June 30, 2020. The decrease from both of the prior year periods was due to the increase in our deposits and the decreases in FHLB borrowings and brokered deposits.
Our FHLB borrowings decreased 13.4%, or $111.2 million, to $721.4 million at June 30, 2021 from $832.5 million at December 31, 2020. In connection with our borrowings, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements. These agreements totaled $605.0 million and $670.0 million at June 30, 2021 and December 31, 2020, respectively. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with all agreements outstanding on June 30, 2021, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.14% with an average weighted maturity of 3.7 years at June 30, 2021. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered CDs decreased $80.5 million, or 78.2%, from $102.8 million at December 31, 2020 to $22.4 million at June 30, 2021. At June 30, 2021, our brokered CDs had a weighted average cost of 27 basis points and remaining maturities of less than 13 months. To provide management flexibility in managing the interest rate risk of wholesale funding, the ALCO has approved up to $50.0 million to issue brokered deposits to replace those maturing within 30 days. Our wholesale funding policy allows for maximum brokered deposits of $450.0 million. This brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.
On November 6, 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on November 15, 2030. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the subordinated notes.
Southside Bancshares, Inc. |51

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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$35,720	$39,115	$71,758	$81,010
Taxable investment securities	2,921	732	5,244	1,244
Tax-exempt investment securities	9,173	9,221	18,138	15,427
MBS	4,647	9,044	10,735	20,578
FHLB stock and equity investments	108	360	244	785
Other interest earning assets	17	23	32	203
Total interest income	52,586	58,495	106,151	119,247
Interest expense:
Deposits	2,339	6,229	4,936	16,148
FHLB borrowings	1,817	2,929	3,725	6,903
Subordinated notes	2,423	1,412	4,818	2,823
Trust preferred subordinated debentures	349	491	700	1,091
Other borrowings	11	163	22	310
Total interest expense	6,939	11,224	14,201	27,275
Net interest income	$45,647	$47,271	$91,950	$91,972

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
Net interest income for the three months ended June 30, 2021 decreased $1.6 million, or 3.4%, compared to the same period in 2020. The decrease in net interest income for the three months ended June 30, 2021 was due to the decrease in interest income, a result of a decrease in the average yield on our interest earning assets, partially offset by the decrease in interest expense on our interest bearing liabilities due to the overall decline in interest rates. Total interest income decreased $5.9 million, or 10.1%, to $52.6 million for the three months ended June 30, 2021, compared to $58.5 million during the same period in 2020. Total interest expense decreased $4.3 million, or 38.2%, to $6.9 million for the three months ended June 30, 2021, compared to $11.2 million for the same period in 2020. Our net interest margin (FTE), a non-GAAP measure, increased to 3.06% for the three months ended June 30, 2021, compared to 3.02% for the same period in 2020 and our net interest spread (FTE), also a non-GAAP measure, increased to 2.89%, compared to 2.82% for the same period in 2020.
Net interest income was $92.0 million for the six months ended June 30, 2021 and 2020, with the decrease in interest income offset by the decrease in interest expense on our interest bearing liabilities, both a result of an overall decline in interest rates. Total interest income decreased $13.1 million, or 11.0%, to $106.2 million for the six months ended June 30, 2021, compared to $119.2 million for the same period in 2020. Total interest expense decreased $13.1 million, or 47.9%, to $14.2 million for the six months ended June 30, 2021, compared to $27.3 million for the same period in 2020. Our net interest margin (FTE), a non-GAAP measure, increased to 3.13% for the six months ended June 30, 2021, compared to 3.02% for the same period in 2020,
Southside Bancshares, Inc. |52

and our net interest spread (FTE), also a non-GAAP measure, increased to 2.96%, compared to 2.79% for the same period in 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended June 30, 2021 Compared to 2020
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$(1,217)	$(2,120)	$(3,337)
Loans held for sale	(10)	(5)	(15)
Taxable investment securities	2,229	(40)	2,189
Tax-exempt investment securities (1)	370	(345)	25
Mortgage-backed and related securities	(3,002)	(1,395)	(4,397)
FHLB stock, at cost, and equity investments	(131)	(121)	(252)
Interest earning deposits	12	(18)	(6)
Total earning assets	(1,749)	(4,044)	(5,793)
Interest expense on:
Savings accounts	60	(16)	44
CDs	(1,579)	(2,302)	(3,881)
Interest bearing demand accounts	241	(294)	(53)
FHLB borrowings	(1,403)	291	(1,112)
Subordinated notes, net of unamortized debt issuance costs	1,236	(225)	1,011
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(142)	(142)
Other borrowings	(108)	(44)	(152)
Total interest bearing liabilities	(1,553)	(2,732)	(4,285)
Net change	$(196)	$(1,312)	$(1,508)
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on interest earning assets to 3.49% for the three months ended June 30, 2021 from 3.69% for the same period in 2020, and by the mix of average interest earning assets for the three months ended June 30, 2021, when compared to the same period in 2020. The decrease in the average yield on total earning assets during the three months ended June 30, 2021 was a result of decreases in the short-term interest rate yield curve during the first half of 2021 and the tightening credit spreads that occurred primarily during the last half of 2020 and into the first half of 2021. For the three months ended June 30, 2021, average earning assets decreased $301.0 million, or 4.5%, when compared to the same period in 2020.
The decrease in total interest expense for the three months ended June 30, 2021 was attributable to an overall decline in interest rates paid on total interest bearing liabilities to 0.60% for the three months ended June 30, 2021 from 0.87% for the same period in 2020, and the decrease in average interest bearing liabilities.
Southside Bancshares, Inc. |53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2021 and 2020. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,706,959	$36,429	3.94%	$3,826,383	$39,766	4.18%
Loans held for sale	1,846	13	2.82%	3,213	28	3.50%
Securities:
Taxable investment securities (2)	396,504	2,921	2.95%	94,247	732	3.12%
Tax-exempt investment securities (2)	1,363,678	11,585	3.41%	1,320,772	11,560	3.52%
Mortgage-backed and related securities (2)	847,206	4,647	2.20%	1,359,941	9,044	2.67%
Total securities	2,607,388	19,153	2.95%	2,774,960	21,336	3.09%
FHLB stock, at cost, and equity investments	35,883	108	1.21%	67,582	360	2.14%
Interest earning deposits	43,175	17	0.16%	24,097	23	0.38%
Total earning assets	6,395,251	55,720	3.49%	6,696,235	61,513	3.69%
Cash and due from banks	90,735			78,326
Accrued interest and other assets	656,245			660,411
Less: Allowance for loan losses	(41,768)			(55,908)
Total assets	$7,100,463			$7,379,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$571,907	231	0.16%	$426,420	187	0.18%
CDs	658,708	936	0.57%	1,187,665	4,817	1.63%
Interest bearing demand accounts	2,459,335	1,172	0.19%	2,013,770	1,225	0.24%
Total interest bearing deposits	3,689,950	2,339	0.25%	3,627,855	6,229	0.69%
FHLB borrowings	669,633	1,817	1.09%	1,197,097	2,929	0.98%
Subordinated notes, net of unamortized debt issuance costs	197,284	2,423	4.93%	98,641	1,412	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,257	349	2.32%	60,252	491	3.28%
Other borrowings	22,024	11	0.20%	205,724	163	0.32%
Total interest bearing liabilities	4,639,148	6,939	0.60%	5,189,569	11,224	0.87%
Noninterest bearing deposits	1,485,383			1,310,651
Accrued expenses and other liabilities	97,137			77,431
Total liabilities	6,221,668			6,577,651
Shareholders’ equity	878,795			801,413
Total liabilities and shareholders’ equity	$7,100,463			$7,379,064
Net interest income (FTE)		$48,781			$50,289
Net interest margin (FTE)			3.06%			3.02%
Net interest spread (FTE)			2.89%			2.82%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2021 and 2020, loans totaling $5.2 million and $5.6 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |54

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

	Six Months Ended June 30, 2021 Compared to 2020
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$(794)	$(8,343)	$(9,137)
Loans held for sale	5	(9)	(4)
Taxable investment securities	3,999	1	4,000
Tax-exempt investment securities (1)	3,901	(537)	3,364
Mortgage-backed and related securities	(7,317)	(2,526)	(9,843)
Federal Home Loan Bank stock, at cost, and equity investments	(276)	(265)	(541)
Interest earning deposits	28	(199)	(171)
Total earning assets	(454)	(11,878)	(12,332)
Interest expense on:
Savings accounts	125	(109)	16
CDs	(3,712)	(5,286)	(8,998)
Interest bearing demand accounts	789	(3,019)	(2,230)
FHLB borrowings	(2,244)	(934)	(3,178)
Subordinated notes, net of unamortized debt issuance costs	2,462	(467)	1,995
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(391)	(391)
Other borrowings	(171)	(117)	(288)
Total interest bearing liabilities	(2,751)	(10,323)	(13,074)
Net change	$2,297	$(1,555)	$742
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.58% for the six months ended June 30, 2021 from 3.87% for the same period in 2020, and a decrease in average earning assets of $153.7 million, or 2.4%. The decrease in the average yield on total earning assets during the six months ended June 30, 2021 was a result of decreases in the short-term interest rate yield curve during the first half of 2021 and the tightening credit spreads that occurred primarily during the last half of 2020 and into the first half of 2021. The decrease in average earning assets was primarily the result of a decrease in MBS and loans, partially offset by an increase in investment securities.
The decrease in total interest expense for the six months ended June 30, 2021 was attributable to an overall decline in interest rates paid on total interest bearing liabilities to 0.62% for the six months ended June 30, 2021 from 1.08% for the same period in 2020, and the decrease in average interest bearing liabilities.
Southside Bancshares, Inc. |55

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2021 and 2020. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,670,708	$73,183	4.02%	$3,706,763	$82,320	4.47%
Loans held for sale	2,321	33	2.87%	2,022	37	3.68%
Securities:
Taxable investment securities (2)	346,514	5,244	3.05%	82,270	1,244	3.04%
Tax-exempt investment securities (2)	1,332,507	22,761	3.44%	1,104,839	19,397	3.53%
Mortgage-backed and related securities (2)	893,752	10,735	2.42%	1,479,157	20,578	2.80%
Total securities	2,572,773	38,740	3.04%	2,666,266	41,219	3.11%
FHLB stock, at cost, and equity investments	35,760	244	1.38%	65,279	785	2.42%
Interest earning deposits	37,205	32	0.17%	32,167	203	1.27%
Total earning assets	6,318,767	112,232	3.58%	6,472,497	124,564	3.87%
Cash and due from banks	88,696			77,533
Accrued interest and other assets	666,280			635,540
Less: Allowance for loan losses	(45,483)			(43,141)
Total assets	$7,028,260			$7,142,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$544,696	440	0.16%	$405,642	424	0.21%
CDs	697,190	2,165	0.63%	1,275,046	11,163	1.76%
Interest bearing demand accounts	2,401,140	2,331	0.20%	1,994,803	4,561	0.46%
Total interest bearing deposits	3,643,026	4,936	0.27%	3,675,491	16,148	0.88%
FHLB borrowings	698,413	3,725	1.08%	1,098,083	6,903	1.26%
Subordinated notes, net of unamortized debt issuance costs	197,268	4,818	4.93%	98,619	2,823	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,256	700	2.34%	60,252	1,091	3.64%
Other borrowings	22,769	22	0.19%	137,785	310	0.45%
Total interest bearing liabilities	4,621,732	14,201	0.62%	5,070,230	27,275	1.08%
Noninterest bearing deposits	1,437,468			1,176,496
Accrued expenses and other liabilities	92,802			82,617
Total liabilities	6,152,002			6,329,343
Shareholders’ equity	876,258			813,086
Total liabilities and shareholders’ equity	$7,028,260			$7,142,429
Net interest income (FTE)		$98,031			$97,289
Net interest margin (FTE)			3.13%			3.02%
Net interest spread (FTE)			2.96%			2.79%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2021 and 2020, loans totaling $5.2 million and $5.6 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |56

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2021
			Change From
	2021	2020	2020
Deposit services	$6,609	$5,532	$1,077	19.5%
Net gain on sale of securities AFS	15	2,662	(2,647)	(99.4)%
Gain on sale of loans	393	683	(290)	(42.5)%
Trust fees	1,496	1,221	275	22.5%
BOLI	645	650	(5)	(0.8)%
Brokerage services	850	499	351	70.3%
Other noninterest income	925	946	(21)	(2.2)%
Total noninterest income	$10,933	$12,193	$(1,260)	(10.3)%

	Six Months Ended June 30,		2021
			Change From
	2021	2020	2020
Deposit services	$12,734	$11,811	$923	7.8%
Net gain on sale of securities AFS	2,018	8,203	(6,185)	(75.4)%
Gain on sale of loans	986	853	133	15.6%
Trust fees	2,879	2,526	353	14.0%
BOLI	1,271	1,219	52	4.3%
Brokerage services	1,630	1,079	551	51.1%
Other noninterest income	3,038	2,000	1,038	51.9%
Total noninterest income	$24,556	$27,691	$(3,135)	(11.3)%
The 10.3% decrease in noninterest income for the three months ended June 30, 2021, when compared to the same period in 2020, was due to decreases in net gain on sale of securities AFS and gain on sale of loans, partially offset by increases in deposit services income, brokerage services income and trust fees. The 11.3% decrease in noninterest income for the six months ended June 30, 2021, when compared to the same period in 2020, was due to the decrease in net gain on sale of securities AFS, partially offset by increases in other noninterest income, deposit services income, gain on sale of loans, brokerage services income and trust fees.
The increase in deposit services income for the three months ended June 30, 2021, when compared to the same period in 2020, was primarily the result of increases in debit card income, overdraft income and service charges on commercial deposit accounts. The increase for the six months ended June 30, 2021, when compared to the same period in 2020, was primarily the result of increases in debit card income and service charges on commercial deposit accounts, partially offset by a decrease in overdraft income due to an increase in funds available to customers through government issued stimulus checks and PPP loans. The increase in debit card income was the result of an increase in debit card transactions for the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2021, we sold municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $15,000 and $2.0 million, respectively.
Gain on sale of loans decreased for the three months ended June 30, 2021, and increased for the six months ended June 30, 2021, when compared to the same periods in 2020. Overall mortgage loan production increased during 2020 and into 2021 as a result of lower interest rates, however, the volume of loans sold decreased for the three months ended June 30, 2021, when compared to the same period in 2020, primarily due to the competitive mortgage loan market.
Trust fees increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due to an increase in assets under management. The market value of our wealth management and trust assets under management, which
Southside Bancshares, Inc. |57

are not reflected in our consolidated balance sheets, increased 10.6%, and were approximately $1.63 billion at June 30, 2021, compared to $1.47 billion at June 30, 2020.
Brokerage services income increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due to growth in our client base and recurring revenue.
Other noninterest income increased for the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to increases in mortgage servicing fee income and swap fee income, partially offset by decreases in mortgage derivative income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2021
			Change From
	2021	2020	2020
Salaries and employee benefits	$20,004	$18,629	$1,375	7.4%
Net occupancy	3,606	3,668	(62)	(1.7)%
Advertising, travel & entertainment	475	292	183	62.7%
ATM expense	272	233	39	16.7%
Professional fees	1,040	1,082	(42)	(3.9)%
Software and data processing	1,406	1,295	111	8.6%
Communications	612	506	106	20.9%
FDIC insurance	435	174	261	150.0%
Amortization of intangibles	730	931	(201)	(21.6)%
Other noninterest expense	2,119	3,046	(927)	(30.4)%
Total noninterest expense	$30,699	$29,856	$843	2.8%

	Six Months Ended June 30,		2021
			Change From
	2021	2020	2020
Salaries and employee benefits	$40,048	$38,272	$1,776	4.6%
Net occupancy	7,166	6,979	187	2.7%
Advertising, travel & entertainment	912	1,124	(212)	(18.9)%
ATM expense	510	457	53	11.6%
Professional fees	2,031	2,277	(246)	(10.8)%
Software and data processing	2,718	2,522	196	7.8%
Communications	1,137	999	138	13.8%
FDIC insurance	889	199	690	346.7%
Amortization of intangibles	1,496	1,911	(415)	(21.7)%
Other noninterest expense	5,026	5,636	(610)	(10.8)%
Total noninterest expense	$61,933	$60,376	$1,557	2.6%

The increase in noninterest expense for the three months ended June 30, 2021, when compared to the same period in 2020, was the result of increases in salaries and employee benefits, FDIC insurance and advertising, travel and entertainment expense, partially offset by decreases in other noninterest expense and amortization of intangibles. The increase for the six months ended June 30, 2021, when compared to the same period in 2020, was the result of increases in salaries and employee benefits and FDIC insurance, partially offset by decreases in other noninterest expense and amortization of intangibles.
Salaries and employee benefits increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due to increases in health insurance expense and direct salary expense, partially offset by a decrease in retirement expense.
Southside Bancshares, Inc. |58

Health and life insurance expense, included in salaries and employee benefits, increased $949,000, or 64.9%, and $721,000, or 19.8%, for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may increase during the remainder of 2021.
For the three and six months ended June 30, 2021, direct salary expense increased $705,000, or 4.4%, and $1.41 million, or 4.4%, respectively, when compared to the same periods in 2020, primarily due to normal salary increases effective in the first quarter of 2021, as well as increases in brokerage service commissions.
Retirement expense, included in salaries and employee benefits, decreased $279,000, or 21.1%, and $359,000, or 14.8%, for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. The decrease was due to the freeze of the Retirement Plan and Restoration Plan to further benefit accruals as of December 31, 2020, which resulted in no defined benefit plan service cost expense in the first half of 2021. This decrease was partially offset by increases in our split dollar agreement expense and ESOP expense.
Advertising, travel and entertainment expense decreased for the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to decreases in travel, meals and entertainment, and registration fees due to reduced activity resulting from COVID-19 travel restrictions, when compared to the same period in 2020. Donations, included in advertising, travel and entertainment, also decreased for the six months ended June 30, 2021, when compared to the same period in 2020. As travel restrictions were lifted in the first quarter of 2021, activity increased for the three months ended June 30, 2021, when compared to the same period in 2020, which resulted in increases in travel, meals and entertainment and registration fees. Donations and media advertising, included in advertising, travel and entertainment, also increased for the three months ended June 30, 2021, when compared to the same period in 2020.
ATM expense increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due to higher ATM maintenance expense as new ATMs and ITMs were put into service and hardware upgrades were completed.
Professional fees decreased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due to a decrease in legal fees during the three months ended June 30, 2021, and due to several professional fees paid in connection with training, consulting and data conversion during the six months ended June 30, 2020.
Communications expense increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, driven by an increase in phone and internet costs.
FDIC insurance increased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due to a small bank assessment credit issued by the FDIC and utilized in the first half of 2020.
Amortization of intangibles decreased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over time.
Other noninterest expense decreased for the three and six months ended June 30, 2021, when compared to the same periods in 2020, primarily due to a decrease in retirement expense related to the Retirement Plan and the Restoration Plan, partially offset by an increase in computer supplies expense.

Income Taxes
Pre-tax income for the three and six months ended June 30, 2021 was $24.2 million and $63.0 million, respectively, a decrease of 0.7%, and an increase of 118.9%, compared to $24.4 million and $28.8 million for the same periods in 2020. We recorded income tax expense of $2.9 million and $7.6 million for the three and six months ended June 30, 2021, respectively, compared to income tax expense of $2.8 million and $3.3 million for the same periods in 2020. The ETR as a percentage of pre-tax income was 11.9% and 12.1% for the three and six months ended June 30, 2021, respectively, compared to an ETR as a percentage of pre-tax income of 11.5% and 11.4% for the same periods in 2020. The higher ETR for the six months ended June 30, 2021 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2020.
The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2021 and 2020 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax liability totaled $16.5 million at June 30, 2021, compared to $15.5 million at December 31, 2020. The increase in the net deferred tax liability is primarily the result of the increase in unrealized gains in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |59

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2020 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2020.  There were no substantial changes in these concentrations during the six months ended June 30, 2021.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2020	June 30, 2020
	June 30, 2021	December 31, 2020	June 30, 2020	Change (%)	Change (%)
Real estate loans:
Construction	$528,157	$581,941	$570,801	(9.2)%	(7.5)%
1-4 family residential	678,402	719,952	761,815	(5.8)%	(10.9)%
Commercial	1,430,900	1,295,746	1,406,541	10.4%	1.7%
Commercial loans	497,513	557,122	639,162	(10.7)%	(22.2)%
Municipal loans	417,398	409,028	377,428	2.0%	10.6%
Loans to individuals	89,976	93,990	96,824	(4.3)%	(7.1)%
Total loans	$3,642,346	$3,657,779	$3,852,571	(0.4)%	(5.5)%
Our loan portfolio decreased $15.4 million, or 0.4%, at June 30, 2021 compared to December 31, 2020, with decreases in commercial loans, construction loans, 1-4 family residential loans and loans to individuals, partially offset by increases in commercial real estate and municipal loans. For the six months ended June 30, 2021, our PPP loans experienced a net decrease of $82.7 million, or 38.5%, from $214.8 million at December 31, 2020, primarily due to forgiveness payments received from loans funded under the CARES Act.
Our loan portfolio decreased $210.2 million, or 5.5%, at June 30, 2021 compared to June 30, 2020, with decreases in commercial loans, 1-4 family residential loans, construction loans and loans to individuals, partially offset by increases in municipal loans and commercial real estate loans.
At June 30, 2021, our real estate loans represented 72.4% of our loan portfolio and were comprised of commercial real estate loans of 54.3%, 1-4 family residential loans of 25.7% and construction loans of 20.0%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have experienced a recovery during the six months ended June 30, 2021 following a significant reduction primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions or oil prices will improve, remain the same or decline.
As of June 30, 2021, the Company’s exposure to the oil and gas industry totaled $94.3 million, or 2.59% of gross loans, a decrease of $10.3 million from December 31, 2020, and consisted primarily of (i) support/service loans of 1.82%, (ii) upstream of 0.60%, (iii) midstream of 0.11%, and (iv) downstream of 0.06%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
Southside Bancshares, Inc. |60

The following table sets forth our loans outstanding in the oil and gas industry for the periods presented (dollars in thousands):

	June 30,		December 31, 2020
	2021	2020
Oil and gas related loans	$94,297	$118,493	$104,548
Oil and gas related loans as a % of loans	2.59%	3.08%	2.86%
Classified oil and gas related loans	$4,899	$7,627	$6,385
Classified oil and gas related loans as a % of oil and gas related loans	5.20%	6.44%	6.11%
Nonaccrual oil and gas related loans	$386	$193	$620
Net (recoveries) charge-offs for oil and gas related loans	$(7)	$7	$7
Allowance for oil and gas related loans as a % of oil and gas loans	1.51%	1.57%	1.36%

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies impacted and could continue to impact many of our customers. As of June 30, 2021, most businesses in Texas are re-opened without restrictions. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic. In addition to the oil and gas industry, we consider the sectors set forth in the below table to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of June 30, 2021 (dollars in thousands). We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

	June 30, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$307,581	8.44%	0.02%
Retail goods and services	76,840	2.11%	8.82%
Hotels	68,456	1.88%	—
Food services	49,772	1.37%	—
Arts, entertainment and recreation	7,498	0.21%	4.20%
Total	$510,147	14.01%	1.40%

	December 31, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$342,919	9.38%	0.02%
Retail goods and services	82,936	2.27%	9.12%
Hotels	69,578	1.90%	—
Food services	35,502	0.97%	—
Arts, entertainment and recreation	9,206	0.25%	3.80%
Total	$540,141	14.77%	1.48%

Southside Bancshares, Inc. |61

	June 30, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$323,636	8.40%	0.34%
Retail goods and services	96,549	2.51%	8.02%
Hotels	69,180	1.80%	6.31%
Food services	44,207	1.15%	0.12%
Arts, entertainment and recreation	10,244	0.26%	0.83%
Total	$543,816	14.12%	2.46%

(1)    Sector classified loans as a percentage of sector total loans.
(2)    Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.

Allowance for Credit Losses - Loans
In accordance with ASC 326, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. The impact of varying economic conditions and portfolio stress factors are a component of the credit loss models applied to each portfolio. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert the economic inputs to their long-run historical trends. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and applies weighting to various forecasting scenarios as deemed appropriate based on known and expected economic activities. Management also considers and may apply relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast as based on known and knowable information as of June 30, 2021.
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
As of June 30, 2021, our review of the loan portfolio indicated that an allowance for loan losses of $42.9 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2021, the allowance for loan losses decreased $6.1 million, or 12.4%, to $42.9 million, or 1.18% of total loans, when compared to $49.0 million, or 1.34% of total loans at December 31, 2020. The decrease in the allowance for credit losses for the first half of 2021 was primarily reflective of an improved economic forecast based on known and knowable information as of June 30, 2021.
For the three and six months ended June 30, 2021, loan charge-offs were $527,000 and $1.3 million, respectively, and recoveries were $466,000 and $1.1 million, respectively. For the three and six months ended June 30, 2020, loan charge-offs were $546,000 and $1.5 million, respectively, and recoveries were $436,000 and $887,000, respectively. For the three months ended June 30, 2021, we recorded a provision for credit losses for loans of $1.5 million, a decrease of $4.8 million, or 76.0%,
Southside Bancshares, Inc. |62

from a provision of $6.3 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded a reversal of provision of $5.9 million, compared to a provision of $30.4 million for the six months ended June 30, 2020. The decrease during the six months ended June 30, 2021, was primarily due to improvement in the economic forecast since the second quarter of 2020 and its effect on macroeconomic factors used in the CECL model. The provision in the first half of 2020 was due to the estimated economic impact of COVID-19 on the macroeconomic factors, including the potential for credit deterioration.
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
Southside Bancshares, Inc. |63

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2020	June 30, 2020
	June 30, 2021	December 31, 2020	June 30, 2020	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$69	$640	$630	(89.2)%	(89.0)%
1-4 family residential	2,397	3,922	3,138	(38.9)%	(23.6)%
Commercial	1,212	1,269	929	(4.5)%	30.5%
Commercial loans	1,414	1,592	610	(11.2)%	131.8%
Loans to individuals	62	291	332	(78.7)%	(81.3)%
Total nonaccrual loans	5,154	7,714	5,639	(33.2)%	(8.6)%

Accruing loans past due more than 90 days	—	—	—	—	—
TDR loans	9,549	9,646	11,367	(1.0)%	(16.0)%
OREO	566	106	586	434.0%	(3.4)%
Repossessed assets	—	14	8	(100.0)%	(100.0)%
Total nonperforming assets	$15,269	$17,480	$17,600	(12.6)%	(13.2)%

Ratio of nonaccruing loans to:
Total loans	0.14%	0.21%	0.15%
Ratio of nonperforming assets to:
Total assets	0.21%	0.25%	0.24%
Total loans	0.42%	0.48%	0.46%
Total loans and OREO	0.42%	0.48%	0.46%
Total loans, excluding PPP loans, and OREO	0.43%	0.51%	0.50%
Ratio of allowance for loan losses to:
Nonaccruing loans	832.62%	635.29%	1,061.68%
Nonperforming assets	281.05%	280.35%	340.16%
Total loans	1.18%	1.34%	1.55%
Total loans, excluding PPP loans	1.22%	1.42%	1.68%
Net charge-offs to average loans outstanding	0.01%	0.03%	0.04%

We are actively marketing all OREO properties and none are being held for investment purposes.

Southside Bancshares, Inc. |64

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2021, these investments were 6.5% of total assets, as compared with 7.4% for both December 31, 2020 and June 30, 2020. The decrease to 6.5% at June 30, 2021 as compared to December 31, 2020, is reflective of the increase in total assets combined with the decrease in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2021 or December 31, 2020.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At June 30, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $487.7 million. There were no borrowings from the FRDW at June 30, 2021 or December 31, 2020. At June 30, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.23 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2021, the line had one outstanding letter of credit for $91,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs. During March 2020, in response to COVID-19, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent and extended terms to 90 days to enhance market liquidity and encourage use of the discount window. In addition, the Federal Reserve announced it would begin quantitative easing, or large-scale asset purchases, consisting primarily of U.S. Treasury securities and MBS to stem the effects of the pandemic on the financial markets. Failure to continue to contain the COVID-19 pandemic could cause a widespread liquidity crisis, and the availability of these funds or the options to sell securities currently held could be hindered.
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

Southside Bancshares, Inc. |65

Capital Resources
Our total shareholders’ equity at June 30, 2021 increased 2.2%, or $19.1 million, to $894.4 million, or 12.5% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The increase in shareholders’ equity was the result of net income of $55.4 million, net issuance of common stock under employee stock plans of $5.8 million, stock compensation expense of $1.4 million and common stock issued under our dividend reinvestment plan of $662,000. These increases were partially offset by cash dividends paid of $21.3 million, the repurchase of $18.7 million of our common stock and other comprehensive loss of $4.2 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2021 included $58.4 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2021.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $197.3 million of qualified subordinated debt as of June 30, 2021. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $10.4 million has been added back to CET1 as of June 30, 2021. The CECL transitional amount includes $7.8 million related to a cumulative effect of adopting CECL and $2.6 million related to the estimated incremental effect of CECL since adoption.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of June 30, 2021, as we did not utilize the PPP Facility for funding purposes.
Management believes that, as of June 30, 2021, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |66

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$635,190	14.38%	$198,723	4.50%	N/A	N/A
Bank Only	$809,628	18.34%	$198,635	4.50%	$286,918	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$693,637	15.71%	$264,964	6.00%	N/A	N/A
Bank Only	$809,628	18.34%	$264,847	6.00%	$353,129	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$924,974	20.95%	$353,285	8.00%	N/A	N/A
Bank Only	$843,653	19.11%	$353,129	8.00%	$441,412	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$693,637	10.21%	$271,640	4.00%	N/A	N/A
Bank Only	$809,628	11.93%	$271,516	4.00%	$339,395	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$612,703	14.68%	$187,814	4.50%	N/A	N/A
Bank Only	$768,200	18.41%	$187,801	4.50%	$271,268	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$671,147	16.08%	$250,418	6.00%	N/A	N/A
Bank Only	$768,200	18.41%	$250,402	6.00%	$333,869	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$908,873	21.78%	$333,891	8.00%	N/A	N/A
Bank Only	$808,675	19.38%	$333,869	8.00%	$417,336	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$671,147	9.81%	$273,558	4.00%	N/A	N/A
Bank Only	$768,200	11.24%	$273,432	4.00%	$341,790	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2021, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2020 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |67

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2021	2020
Return on average assets	1.20%	1.17%
Return on average shareholders’ equity	9.73%	10.82%
Dividend payout ratio – Basic	50.77%	47.69%
Dividend payout ratio – Diluted	50.77%	47.69%
Average shareholders’ equity to average total assets	12.38%	10.86%
	Six Months Ended June 30,
	2021	2020
Return on average assets	1.59%	0.72%
Return on average shareholders’ equity	12.75%	6.31%
Dividend payout ratio – Basic	38.46%	81.58%
Dividend payout ratio – Diluted	38.46%	81.58%
Average shareholders’ equity to average total assets	12.47%	11.38%

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

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Balance at beginning of period	$3,616	$7,460	$6,386	$1,455
Impact of CECL adoption	—	—	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	157	(1,095)	(2,613)	70
Balance at end of period	$3,773	$6,365	$3,773	$6,365

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

Southside Bancshares, Inc. |68

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2021	December 31, 2020
Unused commitments:
Commitments to extend credit	$922,234	$793,138
Standby letters of credit	10,785	13,658
Total	$933,019	$806,796

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
Leases. During the three months ended June 30, 2021, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2021, there were $1.1 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million. During the three and six months ended June 30, 2020, there were $7.8 million and $8.0 million, respectively, of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial ROU asset of $6.6 million.
Securities. In the normal course of business we buy and sell securities. At June 30, 2021, there were $41.9 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2021 or December 31, 2020.
Litigation. We are a party to various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

Southside Bancshares, Inc. |69

Expansion
On April 12, 2021, we opened a loan production office in Harris County, in Houston’s Uptown District.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
Subsequent to June 30, 2021 and through July 27, 2021, we purchased 22,406 shares of common stock at an average price of $34.95 pursuant to the Stock Repurchase Plan.
We anticipate the redemption of our 5.50% coupon $100.0 million subordinated notes on September 30, 2021, subject to regulatory approval.

Southside Bancshares, Inc. |70

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

	Anticipated impact over the next 12 months
	June 30,
Rate projections:	2021	2020
Increase:
100 basis points	2.13%	1.17%
200 basis points	4.58%	(0.35)%

Decrease:
50 basis points	(1.64)%	(0.63)%
100 basis points	N/A	(2.19)%
200 basis points	N/A	(4.41)%
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
In addition to interest rate risk, beginning in 2020, the COVID-19 pandemic exposed us and will likely continue to expose us to additional market value risk. Protracted business closures, furloughs and lay-offs curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our commercial and 1-4 family portfolio segments.
Southside Bancshares, Inc. |71

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

Southside Bancshares, Inc. |72

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
April 1, 2021 - April 30, 2021	90,884	$38.49	90,884	420,204
May 1, 2021 - May 31, 2021	—	—	—	420,204
June 1, 2021 - June 30, 2021	—	—	—	420,204
Total	90,884	$38.49	90,884
Subsequent to June 30, 2021 and through July 27, 2021, we purchased 22,406 shares of common stock at an average price of $34.95 pursuant to the Stock Repurchase Plan.
Southside Bancshares, Inc. |73

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. |74

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(10)	Material Contracts
10.1	Southside Bancshares, Inc. Annual Incentive Program		10.1	8-K	06/21/2021	0-12247

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Southside Bancshares, Inc. |75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	July 30, 2021	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 30, 2021	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |76