Form 10-Q
period 2021-09-30
SOUTHSIDE BANCSHARES INC
filed 2021-10-29
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 26, 2021 was 32,276,057 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2020 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2020
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
COVID-19	Novel strain of coronavirus
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
Southside Bancshares, Inc. |1

HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
PPP	Paycheck Protection Program
PPP Facility	Paycheck Protection Program Lending Facility
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2021	December 31, 2020

ASSETS
Cash and due from banks	$83,346	$87,357
Interest earning deposits	3,787	21,051
Total cash and cash equivalents	87,133	108,408
Securities:
Securities AFS, at estimated fair value (amortized cost of $2,650,237 and $2,437,513, respectively)	2,753,104	2,587,305
Securities HTM (estimated fair value of $98,035 and $118,198, respectively)	92,479	108,998
FHLB stock, at cost	27,248	25,259
Equity investments	11,794	11,905
Loans held for sale	1,131	3,695
Loans:
Loans	3,647,585	3,657,779
Less: Allowance for loan losses	(38,022)	(49,006)
Net loans	3,609,563	3,608,773
Premises and equipment, net	142,736	144,576
Operating lease ROU assets	15,394	15,063
Goodwill	201,116	201,116
Other intangible assets, net	7,553	9,744
Interest receivable	29,097	38,708
BOLI	130,522	115,583
Other assets	26,821	29,094
Total assets	$7,135,691	$7,008,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,596,781	$1,354,815
Interest bearing	3,734,874	3,577,507
Total deposits	5,331,655	4,932,322
Other borrowings	20,724	23,172
FHLB borrowings	659,204	832,527
Subordinated notes, net of unamortized debt issuance costs	98,500	197,251
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,259	60,255
Deferred tax liability, net	12,486	15,549
Unsettled trades to purchase securities	4,433	—
Operating lease liabilities	16,967	16,734
Other liabilities	53,597	55,120
Total liabilities	6,257,825	6,132,930

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,960,148 shares issued at September 30, 2021 and 37,934,819 shares issued at December 31, 2020)	47,450	47,419
Paid-in capital	778,600	771,511
Retained earnings	163,809	111,208
Treasury stock: (shares at cost, 5,687,226 at September 30, 2021 and 4,983,645 at December 31, 2020)	(155,967)	(123,921)
AOCI	43,974	69,080
Total shareholders’ equity	877,866	875,297
Total liabilities and shareholders’ equity	$7,135,691	$7,008,227
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$37,034	$38,185	$108,792	$119,195
Taxable investment securities	3,853	1,175	9,097	2,419
Tax-exempt investment securities	9,649	9,003	27,787	24,430
MBS	4,405	7,048	15,140	27,626
FHLB stock and equity investments	111	249	355	1,034
Other interest earning assets	24	17	56	220
Total interest income	55,076	55,677	161,227	174,924
Interest expense:
Deposits	2,234	4,862	7,170	21,010
FHLB borrowings	1,865	2,369	5,590	9,272
Subordinated notes	2,417	1,427	7,235	4,250
Trust preferred subordinated debentures	345	378	1,045	1,469
Other borrowings	9	55	31	365
Total interest expense	6,870	9,091	21,071	36,366
Net interest income	48,206	46,586	140,156	138,558
Provision for credit losses	(5,071)	(4,746)	(13,543)	25,746
Net interest income after provision for credit losses	53,277	51,332	153,699	112,812
Noninterest income:
Deposit services	6,779	6,129	19,513	17,940
Net gain on sale of securities AFS	1,381	78	3,399	8,281
Gain on sale of loans	299	1,071	1,285	1,924
Trust fees	1,494	1,253	4,373	3,779
BOLI	637	680	1,908	1,899
Brokerage services	846	564	2,476	1,643
Other	1,333	1,366	4,371	3,366
Total noninterest income	12,769	11,141	37,325	38,832
Noninterest expense:
Salaries and employee benefits	19,777	19,344	59,825	57,616
Net occupancy	3,532	3,595	10,698	10,574
Advertising, travel & entertainment	579	519	1,491	1,643
ATM expense	311	271	821	728
Professional fees	1,135	961	3,166	3,238
Software and data processing	1,503	1,215	4,221	3,737
Communications	552	495	1,689	1,494
FDIC insurance	454	469	1,343	668
Amortization of intangibles	695	881	2,191	2,792
Loss on redemption of subordinated notes	1,118	—	1,118	—
Other	2,107	3,866	7,133	9,502
Total noninterest expense	31,763	31,616	93,696	91,992
Income before income tax expense	34,283	30,857	97,328	59,652
Income tax expense	4,977	3,783	12,614	7,071
Net income	$29,306	$27,074	$84,714	$52,581

Earnings per common share – basic	$0.90	$0.82	$2.60	$1.58
Earnings per common share – diluted	$0.90	$0.82	$2.59	$1.58
Cash dividends paid per common share	$0.33	$0.31	$0.98	$0.93
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$29,306	$27,074	$84,714	$52,581
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding (loss) gain on AFS securities during the period	(27,714)	1,601	(43,527)	88,900
Reclassification adjustment for amortization related to AFS and HTM debt securities	312	394	1,118	730
Reclassification adjustment for net gain on sale of AFS securities, included in net income	(1,381)	(78)	(3,399)	(8,281)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	377	(197)	8,296	(25,236)
Reclassification adjustment of net loss related to derivatives designated as cash flow hedges	1,617	1,587	4,784	2,283
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	316	819	948	2,207
Prior service cost adjustment due to plan amendment	—	—	—	163
Change in net actuarial loss	—	—	—	(7,558)
Other comprehensive income (loss), before tax	(26,473)	4,126	(31,780)	53,208
Income tax benefit (expense) related to items of other comprehensive income (loss)	5,560	(866)	6,674	(11,173)
Other comprehensive (loss) income, net of tax	(20,913)	3,260	(25,106)	42,035
Comprehensive income	$8,393	$30,334	$59,608	$94,616

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,419	$771,511	$111,208	$(123,921)	$69,080	$875,297
Net income	—	—	34,091	—	—	34,091
Other comprehensive loss	—	—	—	—	(29,494)	(29,494)
Issuance of common stock for dividend reinvestment plan (8,918 shares)	11	321	—	—	—	332
Purchase of common stock (427,396 shares)	—	—	—	(15,213)	—	(15,213)
Stock compensation expense	—	674	—	—	—	674
Net issuance of common stock under employee stock plans (126,260 shares)	—	2,309	(41)	1,118	—	3,386
Cash dividends paid on common stock ($0.32 per share)	—	—	(10,476)	—	—	(10,476)
Balance at March 31, 2021	47,430	774,815	134,782	(138,016)	39,586	858,597
Net income	—	—	21,317	—	—	21,317
Other comprehensive income	—	—	—	—	25,301	25,301
Issuance of common stock for dividend reinvestment plan (7,780 shares)	9	321	—	—	—	330
Purchase of common stock (90,884 shares)	—	—	—	(3,497)	—	(3,497)
Stock compensation expense	—	686	—	—	—	686
Net issuance of common stock under employee stock plans (99,217 shares)	—	1,591	(47)	897	—	2,441
Cash dividends paid on common stock ($0.33 per share)	—	—	(10,775)	—	—	(10,775)
Balance at June 30, 2021	47,439	777,413	145,277	(140,616)	64,887	894,400
Net income	—	—	29,306	—	—	29,306
Other comprehensive loss	—	—	—	—	(20,913)	(20,913)
Issuance of common stock for dividend reinvestment plan (8,631 shares)	11	313	—	—	—	324
Purchase of common stock (420,204 shares)	—	—	—	(15,438)	—	(15,438)
Stock compensation expense	—	829	—	—	—	829
Net issuance of common stock under employee stock plans (9,426 shares)	—	45	(68)	87	—	64
Cash dividends paid on common stock ($0.33 per share)	—	—	(10,706)	—	—	(10,706)
Balance at September 30, 2021	$47,450	$778,600	$163,809	$(155,967)	$43,974	$877,866

Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$84,714	$52,581
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	8,634	9,128
Securities premium amortization (discount accretion), net	17,709	17,954
Loan (discount accretion) premium amortization, net	(649)	(847)
Provision for credit losses	(13,543)	25,746
Stock compensation expense	2,189	2,253
Deferred tax expense (benefit)	3,612	(4,305)
Net gain on sale of AFS securities	(3,399)	(8,281)
Net loss on premises and equipment	315	821
Gross proceeds from sales of loans held for sale	36,961	48,343
Gross originations of loans held for sale	(34,397)	(56,646)
Net (gain) loss on OREO	(180)	129
Retirement plan curtailment expense	—	163
Loss on redemption of subordinated notes	1,118	—
Net change in:
Interest receivable	9,611	(1,987)
Other assets	(2,803)	(35,530)
Interest payable	(1,223)	(3,673)
Other liabilities	19,981	4,402
Net cash provided by operating activities	128,650	50,251

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(569,807)	(821,232)
Sales	104,728	291,581
Maturities, calls and principal repayments	243,507	316,072
Securities HTM:
Maturities, calls and principal repayments	16,602	19,820
Proceeds from redemption of FHLB stock and equity investments	19,240	20,000
Purchases of FHLB stock and equity investments	(21,113)	(5,483)
Net loan originations	9,314	(222,342)
Purchases of premises and equipment	(6,491)	(10,216)
Purchases of BOLI	(13,000)	(12,500)
Proceeds from sales of premises and equipment	1,853	114
Net proceeds from sales of OREO	797	277
Proceeds from sales of repossessed assets	247	158
Net cash used in investing activities	(214,123)	(423,751)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2021	2020
FINANCING ACTIVITIES:
Net change in deposits	$399,303	$420,068
Net change in other borrowings	(2,448)	13,210
Proceeds from FHLB borrowings	11,648,180	10,135,401
Repayment of FHLB borrowings	(11,821,503)	(10,155,201)
Net proceeds from issuance of subordinated notes	(95)	—
Redemption of subordinated notes	(100,011)	—
Proceeds from stock option exercises	6,108	1,502
Cash paid to tax authority related to tax withholding on share-based awards	(217)	(179)
Purchase of common stock	(34,148)	(25,842)
Proceeds from the issuance of common stock for dividend reinvestment plan	986	1,020
Cash dividends paid	(31,957)	(30,972)
Net cash provided by financing activities	64,198	359,007

Net (decrease) increase in cash and cash equivalents	(21,275)	(14,493)
Cash and cash equivalents at beginning of period	108,408	110,697
Cash and cash equivalents at end of period	$87,133	$96,204

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$22,295	$40,039
Income taxes paid	$8,750	$9,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$740	$627
Unsettled trades to purchase securities	$(4,433)	$(7,294)

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

Southside Bancshares, Inc. |10

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and Diluted Earnings:
Net income	$29,306	$27,074	$84,714	$52,581
Basic weighted-average shares outstanding	32,465	33,047	32,641	33,250
Add: Stock awards	91	51	118	81
Diluted weighted-average shares outstanding	32,556	33,098	32,759	33,331
Basic earnings per share:
Net income	$0.90	$0.82	$2.60	$1.58
Diluted earnings per share:
Net income	$0.90	$0.82	$2.59	$1.58
For the three and nine months ended September 30, 2021, there were approximately 462,000 and 288,000 anti-dilutive shares, respectively. For the three and nine months ended September 30, 2020, there were approximately and 835,000 and 811,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. |11

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2021
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$102,628	$(8,334)	$149	$(29,556)	$64,887
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(27,714)	377	—	—	(27,337)
Reclassification adjustments included in net income	(1,069)	1,617	—	316	864
Income tax benefit (expense)	6,045	(418)	—	(67)	5,560
Net current-period other comprehensive (loss) income, net of tax	(22,738)	1,576	—	249	(20,913)
Ending balance, net of tax	$79,890	$(6,758)	$149	$(29,307)	$43,974

	Nine Months Ended September 30, 2021
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$116,078	$(17,091)	$149	$(30,056)	$69,080
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(43,527)	8,296	—	—	(35,231)
Reclassification adjustments included in net income	(2,281)	4,784	—	948	3,451
Income tax benefit (expense)	9,620	(2,747)	—	(199)	6,674
Net current-period other comprehensive (loss) income, net of tax	(36,188)	10,333	—	749	(25,106)
Ending balance, net of tax	$79,890	$(6,758)	$149	$(29,307)	$43,974
Southside Bancshares, Inc. |12

	Three Months Ended September 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$100,790	$(20,904)	$(20)	$(36,855)	$43,011
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	1,601	(197)	—	—	1,404
Reclassification adjustments included in net income	316	1,587	(2)	821	2,722
Income tax expense	(403)	(292)	—	(171)	(866)
Net current-period other comprehensive income (loss), net of tax	1,514	1,098	(2)	650	3,260
Ending balance, net of tax	$102,304	$(19,806)	$(22)	$(36,205)	$46,271

	Nine Months Ended September 30, 2020
			Pension Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Net Prior Service (Cost) Credit	Net Gain (Loss)	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(145)	$(31,985)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	88,900	(25,236)	163	(7,558)	56,269
Reclassification adjustments included in net income	(7,551)	2,283	(6)	2,213	(3,061)
Income tax (expense) benefit	(17,083)	4,819	(34)	1,125	(11,173)
Net current-period other comprehensive income (loss), net of tax	64,266	(18,134)	123	(4,220)	42,035
Ending balance, net of tax	$102,304	$(19,806)	$(22)	$(36,205)	$46,271
Southside Bancshares, Inc. |13

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(312)	$(394)	$(1,118)	$(730)
Tax benefit	66	82	235	153
Net of tax	(246)	(312)	(883)	(577)

Unrealized gains and losses on available for sale securities:
Realized net gain on sale of securities (2)	1,381	78	3,399	8,281
Tax expense	(290)	(16)	(714)	(1,739)
Net of tax	1,091	62	2,685	6,542

Derivatives:
Realized net loss on interest rate swap derivatives (3)	(1,617)	(1,593)	(4,784)	(2,303)
Tax benefit	340	335	1,005	484
Net of tax	(1,277)	(1,258)	(3,779)	(1,819)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	—	6	—	20
Tax expense	—	(1)	—	(4)
Net of tax	—	5	—	16

Amortization of pension plan:
Net actuarial loss (4)	(316)	(821)	(948)	(2,213)
Prior service credit (4)	—	2	—	6
Total before tax	(316)	(819)	(948)	(2,207)
Tax benefit	67	172	199	463
Net of tax	(249)	(647)	(749)	(1,744)
Total reclassifications for the period, net of tax	$(681)	$(2,150)	$(2,726)	$2,418
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
Southside Bancshares, Inc. |14

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of September 30, 2021 and December 31, 2020 are reflected in the tables below (in thousands):

	September 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$42,806	$741	$—	$43,547
State and political subdivisions	1,890,814	83,140	6,477	1,967,477
Corporate bonds and other	117,332	2,563	196	119,699
MBS: (1)
Residential	493,505	20,943	370	514,078
Commercial	105,780	2,800	277	108,303
Total	$2,650,237	$110,187	$7,320	$2,753,104

HELD TO MATURITY
Investment securities:
State and political subdivisions	$788	$3	$—	$791
MBS: (1)
Residential	40,128	2,616	—	42,744
Commercial	51,563	2,937	—	54,500
Total	$92,479	$5,556	$—	$98,035

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,475,030	$105,601	$37	$1,580,594
Corporate bonds and other	77,224	1,053	22	78,255
MBS: (1)
Residential	771,409	38,674	73	810,010
Commercial	113,850	4,746	150	118,446
Total	$2,437,513	$150,074	$282	$2,587,305

HELD TO MATURITY
Investment securities:
State and political subdivisions	$907	$13	$—	$920
MBS: (1)
Residential	47,948	4,187	—	52,135
Commercial	60,143	5,000	—	65,143
Total	$108,998	$9,200	$—	$118,198
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

Investment securities and MBS with carrying values of $1.48 billion and $1.56 billion were pledged as of September 30, 2021 and December 31, 2020, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
Southside Bancshares, Inc. |15

The following tables represent the fair value and unrealized losses on AFS investment securities and MBS for which an allowance for credit losses has not been recorded as of September 30, 2021 and December 31, 2020, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$396,345	$6,477	$—	$—	$396,345	$6,477
Corporate bonds and other	21,352	196	—	—	21,352	196
MBS:
Residential	15,790	370	—	—	15,790	370
Commercial	—	—	4,602	277	4,602	277
Total	$433,487	$7,043	$4,602	$277	$438,089	$7,320

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$17,305	$37	$—	$—	$17,305	$37
Corporate bonds and other	11,562	22	—	—	11,562	22
MBS:
Residential	6,287	73	—	—	6,287	73
Commercial	4,744	150	—	—	4,744	150
Total	$39,898	$282	$—	$—	$39,898	$282

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
Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the three and nine months ended September 30, 2021 or 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities as of September 30, 2021 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of September 30, 2021 and December 31, 2020, we did not have an allowance for credit losses on our AFS securities.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of September 30, 2021 and 2020, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors
Southside Bancshares, Inc. |16

associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the three and nine months ended September 30, 2021 or 2020.
From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $1.7 million ($1.4 million, net of tax) at September 30, 2021 and $2.9 million ($2.3 million, net of tax) at December 31, 2020. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the nine months ended September 30, 2021 or the year ended December 31, 2020.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2021, accrued interest receivable on AFS and HTM debt securities totaled $15.5 million and $240,000, respectively. As of December 31, 2020, accrued interest receivable on AFS and HTM debt securities totaled $22.0 million and $298,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2021 or December 31, 2020.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020
U.S. Treasury	$182	$—
State and political subdivisions	12,223	9,787
Corporate bonds and other	1,097	391
MBS	4,405	7,048
Total interest income on securities	$17,907	$17,226

	Nine Months Ended September 30,
	2021	2020
U.S. Treasury	$388	$—
State and political subdivisions	33,568	26,281
Corporate bonds and other	2,928	568
MBS	15,140	27,626
Total interest income on securities	$52,024	$54,475

There was a $3.4 million net realized gain from the AFS securities portfolio for the nine months ended September 30, 2021, which consisted of $3.5 million in realized gains and $71,000 in realized losses.  There was a $8.3 million net realized gain from the AFS securities portfolio for the nine months ended September 30, 2020, which consisted of $8.4 million in realized gains and $89,000 in realized losses. There were no sales from the HTM portfolio during the nine months ended September 30, 2021 or 2020.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |17

The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2021, are presented below by contractual maturity (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$4,495	$4,532
Due after one year through five years	26,705	27,841
Due after five years through ten years	175,953	180,006
Due after ten years	1,843,799	1,918,344
	2,050,952	2,130,723
MBS:	599,285	622,381
Total	$2,650,237	$2,753,104

	September 30, 2021
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$120
Due after one year through five years	529	531
Due after five years through ten years	139	140
Due after ten years	—	—
	788	791
MBS:	91,691	97,244
Total	$92,479	$98,035

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2021 and December 31, 2020, we had equity investments recorded in our consolidated balance sheets of $11.8 million and $11.9 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (losses) gains recognized during the period on equity investments	$(28)	$(232)	$(118)	$(178)
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized (losses) gains recognized during the reporting period on equity investments held at the reporting date	$(28)	$(232)	$(118)	$(178)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2021.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2021, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate loans:
Construction	$422,095	$581,941
1-4 family residential	660,689	719,952
Commercial	1,605,132	1,295,746
Commercial loans	443,708	557,122
Municipal loans	427,259	409,028
Loans to individuals	88,702	93,990
Total loans	3,647,585	3,657,779
Less: Allowance for loan losses	38,022	49,006
Net loans	$3,609,563	$3,608,773

Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at September 30, 2021 and December 31, 2020 of $67.5 million and $214.8 million, respectively.
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
Underwriting for 1-4 family residential loans includes debt-to-income analysis, credit history analysis, appraised value and down payment considerations. Changes in the market value of real estate can affect the potential losses in the residential portfolio.
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2021 consisted of $1.32 billion of owner and non-owner occupied real estate, $260.1 million of loans secured by multi-family properties and $22.0 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial
Southside Bancshares, Inc. |19

condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$117,946	$107,623	$56,826	$6,343	$2,209	$6,755	$124,101	$421,803
Pass watch	—	—	—	—	—	21	—	21
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	217	—	217
Doubtful	—	—	—	54	—	—	—	54
Total construction real estate	$117,946	$107,623	$56,826	$6,397	$2,209	$6,993	$124,101	$422,095

1-4 family residential real estate:
Pass	$111,806	$134,208	$89,450	$52,699	$38,027	$226,835	$2,239	$655,264
Pass watch	—	—	—	—	—	803	—	803
Special mention	—	—	—	—	—	62	—	62
Substandard	9	483	54	—	430	3,227	89	4,292
Doubtful	—	9	—	—	—	259	—	268
Total 1-4 family residential real estate	$111,815	$134,700	$89,504	$52,699	$38,457	$231,186	$2,328	$660,689

Commercial real estate:
Pass	$448,184	$237,377	$317,768	$127,342	$154,680	$230,388	$6,281	$1,522,020
Pass watch	—	—	4,163	23,242	22,159	1,645	—	51,209
Special mention	—	197	—	—	168	1,919	—	2,284
Substandard	3,449	609	8,882	8,563	—	7,991	—	29,494
Doubtful	—	—	—	—	—	125	—	125
Total commercial real estate	$451,633	$238,183	$330,813	$159,147	$177,007	$242,068	$6,281	$1,605,132

Commercial loans:
Pass	$131,981	$78,247	$28,930	$15,234	$4,147	$6,166	$174,372	$439,077
Pass watch	39	55	504	25	—	—	—	623
Special mention	—	—	124	381	—	183	373	1,061
Substandard	91	194	379	165	20	1	1,457	2,307
Doubtful	8	25	141	386	—	80	—	640
Total commercial loans	$132,119	$78,521	$30,078	$16,191	$4,167	$6,430	$176,202	$443,708

Municipal loans:
Pass	$56,206	$65,884	$63,328	$30,504	$57,665	$153,672	$—	$427,259
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$56,206	$65,884	$63,328	$30,504	$57,665	$153,672	$—	$427,259

Loans to individuals:
Pass	$34,329	$28,335	$14,196	$5,195	$2,188	$1,068	$3,236	$88,547
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	40	—	—	—	40
Substandard	—	1	27	14	22	10	1	75
Doubtful	—	—	1	11	10	18	—	40
Total loans to individuals	$34,329	$28,336	$14,224	$5,260	$2,220	$1,096	$3,237	$88,702
Total loans	$904,048	$653,247	$584,773	$270,198	$281,725	$641,445	$312,149	$3,647,585
Southside Bancshares, Inc. |21

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$155,693	$180,536	$76,090	$55,636	$3,191	$8,297	$101,793	$581,236
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	—	—	—
Substandard	—	382	62	—	—	58	—	502
Doubtful	—	—	—	—	—	180	—	180
Total construction real estate	$155,693	$180,918	$76,152	$55,636	$3,214	$8,535	$101,793	$581,941

1-4 family residential real estate:
Pass	$154,003	$114,063	$70,621	$55,557	$57,680	$255,003	$2,833	$709,760
Pass watch	—	—	—	—	267	564	—	831
Special mention	—	—	—	—	—	10	—	10
Substandard	1,473	—	135	427	1,588	5,134	96	8,853
Doubtful	—	—	—	36	103	359	—	498
Total 1-4 family residential real estate	$155,476	$114,063	$70,756	$56,020	$59,638	$261,070	$2,929	$719,952

Commercial real estate:
Pass	$270,087	$307,161	$143,177	$162,180	$98,828	$179,919	$6,957	$1,168,309
Pass watch	—	—	3,153	40,125	1,696	2,582	—	47,556
Special mention	4,555	33,020	7,041	140	4,531	7,850	—	57,137
Substandard	7,542	—	2,097	65	704	12,282	—	22,690
Doubtful	—	—	—	—	—	54	—	54
Total commercial real estate	$282,184	$340,181	$155,468	$202,510	$105,759	$202,687	$6,957	$1,295,746

Commercial loans:
Pass	$313,688	$47,446	$20,386	$7,505	$3,392	$6,142	$140,018	$538,577
Pass watch	2,599	1,318	2,410	1,981	—	—	370	8,678
Special mention	304	809	433	39	286	265	455	2,591
Substandard	405	1,081	473	7	—	—	4,417	6,383
Doubtful	310	53	475	54	1	—	—	893
Total commercial loans	$317,306	$50,707	$24,177	$9,586	$3,679	$6,407	$145,260	$557,122

Municipal loans:
Pass	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028

Loans to individuals:
Pass	$46,722	$25,302	$10,132	$4,716	$1,867	$917	$3,900	$93,556
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	51	—	—	—	4	55
Substandard	6	35	28	30	9	11	1	120
Doubtful	73	20	6	55	81	24	—	259
Total loans to individuals	$46,801	$25,357	$10,217	$4,801	$1,957	$952	$3,905	$93,990
Total loans	$1,030,002	$779,358	$370,505	$389,723	$199,634	$627,713	$260,844	$3,657,779
Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$72	$41	$—	$113	$421,982	$422,095
1-4 family residential	652	691	580	1,923	658,766	660,689
Commercial	885	—	—	885	1,604,247	1,605,132
Commercial loans	1,402	233	31	1,666	442,042	443,708
Municipal loans	96	—	—	96	427,163	427,259
Loans to individuals	265	14	12	291	88,411	88,702
Total	$3,372	$979	$623	$4,974	$3,642,611	$3,647,585

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$95	$14	$444	$553	$581,388	$581,941
1-4 family residential	7,872	2,469	2,830	13,171	706,781	719,952
Commercial	467	315	86	868	1,294,878	1,295,746
Commercial loans	1,423	4,516	323	6,262	550,860	557,122
Municipal loans	64	—	—	64	408,964	409,028
Loans to individuals	519	123	27	669	93,321	93,990
Total	$10,440	$7,437	$3,710	$21,587	$3,636,192	$3,657,779

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Construction	$63	$640
1-4 family residential	1,432	3,922
Commercial	796	1,269
Commercial loans	674	1,592
Loans to individuals	48	291
Total nonaccrual loans (1)	3,013	7,714

Accruing loans past due more than 90 days	—	—
TDR loans	9,371	9,646
OREO	25	106
Repossessed assets	15	14
Total nonperforming assets	$12,424	$17,480

(1)    Includes $1.1 million and $976,000 of restructured loans as of September 30, 2021 and December 31, 2020, respectively.

We reversed $5,000 and $13,000 of interest income on nonaccrual loans during the three and nine months ended September 30, 2021, respectively, and $147,000 for the nine months ended September 30, 2020. There was no interest income reversed on nonaccrual loans during the three months ended September 30, 2020. We had $1.1 million and $2.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2021 and December 31, 2020, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2021 and December 31, 2020, we had $9.1 million and $11.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2021. As of December 31, 2020, there were $1.2 million in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

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
In response to the impact of the COVID-19 pandemic on the economy, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. The Economic Aid Act extended this relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below. At September 30, 2021 there were no loans with outstanding payment deferrals. As of December 31, 2020, we had outstanding loans with payment deferrals totaling $47.2 million.
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$219	$219	3
Commercial	—	—	453	453	1
Total	$—	$—	$672	$672	4

	Nine Months Ended September 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$344	$344	5
Commercial	—	—	453	453	1
Commercial loans	—	16	94	110	3
Total	$—	$16	$891	$907	9

	Nine Months Ended September 30, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$58	$58	1
Commercial loans	—	—	117	117	3
Total	$—	$—	$175	$175	4

There were no TDRs restructured during the three months ended September 30, 2020.
Southside Bancshares, Inc. |25

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the nine months ended September 30, 2021 and 2020 were not significant.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three and nine months ended September 30, 2021 and 2020 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At September 30, 2021 and 2020, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast based on known and knowable information as of September 30, 2021.
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

Southside Bancshares, Inc. |26

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$8,018	$2,520	$28,930	$3,097	$47	$301	$42,913
Loans charged-off	—	(35)	—	(508)	—	(397)	(940)
Recoveries of loans charged-off	1	4	12	74	—	346	437
Net loans (charged-off) recovered	1	(31)	12	(434)	—	(51)	(503)
Provision for (reversal of) loan losses	(3,036)	(543)	(684)	(103)	(1)	(21)	(4,388)
Balance at end of period	$4,983	$1,946	$28,258	$2,560	$46	$229	$38,022

	Nine Months Ended September 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(136)	—	(943)	—	(1,183)	(2,262)
Recoveries of loans charged-off	2	71	13	535	—	904	1,525
Net loans (charged-off) recovered	2	(65)	13	(408)	—	(279)	(737)
Provision for (reversal of) loan losses	(1,509)	(259)	(7,464)	(1,139)	—	124	(10,247)
Balance at end of period	$4,983	$1,946	$28,258	$2,560	$46	$229	$38,022

	Three Months Ended September 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$8,500	$2,702	$43,785	$4,221	$47	$613	$59,868
Loans charged-off	(6)	(18)	(12)	(279)	—	(403)	(718)
Recoveries of loans charged-off	—	9	13	61	—	278	361
Net loans (charged-off) recovered	(6)	(9)	1	(218)	—	(125)	(357)
Provision for (reversal of) loan losses	(2,868)	(58)	(2,001)	489	(1)	38	(4,401)
Balance at end of period	$5,626	$2,635	$41,785	$4,492	$46	$526	$55,110
Southside Bancshares, Inc. |27

	Nine Months Ended September 30, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(39)	(74)	(33)	(800)	—	(1,313)	(2,259)
Recoveries of loans charged-off	11	29	94	191	—	923	1,248
Net loans (charged-off) recovered	(28)	(45)	61	(609)	—	(390)	(1,011)
Provision for (reversal of) loan losses(1)	(838)	300	24,089	2,304	(2)	168	26,021
Balance at end of period	$5,626	$2,635	$41,785	$4,492	$46	$526	$55,110

(1)    The increase in the provision for credit losses during the nine months ended September 30, 2020 was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL model.

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the accrued interest on our loan portfolio was $13.3 million and $16.4 million, respectively.

Southside Bancshares, Inc. |28

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2021	December 31, 2020
Other borrowings:
Balance at end of period	$20,724	$23,172
Average amount outstanding during the period (1)	22,387	91,940
Maximum amount outstanding during the period (2)	24,549	219,259
Weighted average interest rate during the period (3)	0.2%	0.4%
Interest rate at end of period (4)	0.2%	0.1%

FHLB borrowings:
Balance at end of period	$659,204	$832,527
Average amount outstanding during the period (1)	684,280	1,032,269
Maximum amount outstanding during the period (2)	723,584	1,274,370
Weighted average interest rate during the period (3)	1.1%	1.1%
Interest rate at end of period (5)	1.1%	1.0%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2021 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$20,724	$—	$—	$—	$—	$—	$20,724
FHLB borrowings	655,673	702	733	764	582	750	659,204
Total obligations	$676,397	$702	$733	$764	$582	$750	$679,928

Other borrowings include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2021 or December 31, 2020.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At September 30, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $476.1 million. There were no borrowings from the FRDW at September 30, 2021 or December 31, 2020. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2021, the line had one outstanding letter of credit for $91,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $20.7 million at September 30, 2021 and $23.2 million at December 31, 2020, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.13% to 4.799% and with remaining maturities of four days to 6.8 years at September 30, 2021.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans
Southside Bancshares, Inc. |29

and/or securities. At September 30, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.22 billion, net of FHLB stock purchases required.
Southside Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with third-party financial institutions with rates tied to LIBOR. These agreements totaled $605.0 million at September 30, 2021 and $670.0 million at December 31, 2020. Six of the agreements have an interest rate tied to three-month LIBOR, and the remaining agreements have interest rates tied to one-month LIBOR. In connection with all of these agreements, Southside Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had a weighted average rate of 1.18% with a weighted average maturity of 3.4 years at September 30, 2021. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |30

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,500	$98,497
5.50% Subordinated notes, net of unamortized debt issuance costs (3)	—	98,754
Total Subordinated notes	98,500	197,251
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,567	20,563
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,259	60,255
Total Long-term debt	$158,759	$257,506

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.5 million at September 30, 2021 and December 31, 2020.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.2 million at December 31, 2020.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $52,000 at September 30, 2021 and $56,000 at December 31, 2020.

As of September 30, 2021, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

On September 19, 2016, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bore interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, was to adjust quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. On September 30, 2021, the Company completed the redemption of these subordinated notes. The redemption price for
Southside Bancshares, Inc. |31

the subordinated notes was equal to 100% of the principal amount of the subordinated notes redeemed, plus any accrued and unpaid interest. The remaining unamortized discount and debt issuance costs associated with these notes were recorded on our consolidated income statements as loss on redemption of subordinated notes in noninterest expense.
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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2021	2020	2021	2020	2021	2020
Service cost	$—	$483	$—	$—	$—	$149
Interest cost	642	672	23	41	130	126
Expected return on assets	(1,355)	(1,344)	(53)	(75)	—	—
Net loss amortization	251	694	1	2	64	125
Prior service (credit) cost amortization	—	(4)	—	—	—	2
Net periodic benefit (income) cost	$(462)	$501	$(29)	$(32)	$194	$402

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2021	2020	2021	2020	2021	2020
Service cost	$—	$1,311	$—	$—	$—	$280
Interest cost	1,927	2,359	69	122	390	442
Expected return on assets	(4,065)	(4,332)	(158)	(226)	—	—
Net loss amortization	752	1,780	4	7	192	426
Prior service (credit) cost amortization	—	(11)	—	—	—	5
Loss due to curtailment	—	151	—	—	—	12
Net periodic benefit (income) cost	$(1,386)	$1,258	$(85)	$(97)	$582	$1,165

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
The noncash adjustment to the employee benefit plan liabilities, consisting of changes in prior service cost and net loss, was $948,000 and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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
At September 30, 2021 and December 31, 2020, net derivative liabilities included $21.4 million and $39.3 million, respectively, of cash collateral held by counterparties subject to master netting agreements.
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

Southside Bancshares, Inc. |33

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$605,000	$1,543	$10,098	$670,000	$—	$21,635
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	215,502	462	14,345	152,280	—	18,537
Swaps-Customer counterparties	215,502	14,345	462	152,280	18,537	—
Gross derivatives		16,350	24,905		18,537	40,172
Offsetting derivative assets/liabilities		(2,005)	(2,005)		—	—
Cash collateral received/posted		—	(21,380)		—	(39,270)
Net derivatives included in the consolidated balance sheets (2)		$14,345	$1,520		$18,537	$902
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $14.3 million related to interest rate swaps with customers at September 30, 2021. We had no credit exposure related to interest rate swaps with financial institutions and $18.5 million related to interest rate swaps with customers at December 31, 2020. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$605,000	3.4	0.10%	1.18%	$670,000	3.8	0.17%	1.12%
Swaps-Non-hedging
Financial institution counterparties	215,502	10.5	0.45%	2.43%	152,280	9.8	0.50%	2.57%
Customer counterparties	215,502	10.5	2.43%	0.45%	152,280	9.8	2.57%	0.50%
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
Southside Bancshares, Inc. |35

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2021 and December 31, 2020.
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
Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2021 and December 31, 2020, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |36

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$43,547	$43,547	$—	$—
State and political subdivisions	1,967,477	—	1,967,477	—
Corporate bonds and other	119,699	—	119,699	—
MBS: (1)
Residential	514,078	—	514,078	—
Commercial	108,303	—	108,303	—
Equity investments:
Equity investments	5,976	5,976	—	—
Derivative assets:
Interest rate swaps	16,350	—	16,350	—
Total asset recurring fair value measurements	$2,775,430	$49,523	$2,725,907	$—

Derivative liabilities:
Interest rate swaps	$24,905	$—	$24,905	$—
Total liability recurring fair value measurements	$24,905	$—	$24,905	$—

Nonrecurring fair value measurements
Foreclosed assets	$40	$—	$—	$40
Collateral-dependent loans (2)	8,579	—	—	8,579
Total asset nonrecurring fair value measurements	$8,619	$—	$—	$8,619
Southside Bancshares, Inc. |37

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,580,594	$—	$1,580,594	$—
Corporate bonds and other	78,255	—	78,255	—
MBS: (1)
Residential	810,010	—	810,010	—
Commercial	118,446	—	118,446	—
Equity investments:
Equity investments	6,094	6,094	—	—
Derivative assets:
Interest rate swaps	18,537	—	18,537	—
Total asset recurring fair value measurements	$2,611,936	$6,094	$2,605,842	$—

Derivative liabilities:
Interest rate swaps	$40,172	$—	$40,172	$—
Total liability recurring fair value measurements	$40,172	$—	$40,172	$—

Nonrecurring fair value measurements
Foreclosed assets	$120	$—	$—	$120
Collateral-dependent loans (2)	10,653	—	—	10,653
Total asset nonrecurring fair value measurements	$10,773	$—	$—	$10,773
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

Southside Bancshares, Inc. |39

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,133	$87,133	$87,133	$—	$—
Investment securities:
HTM, at carrying value	788	791	—	791	—
MBS:
HTM, at carrying value	91,691	97,244	—	97,244	—
FHLB stock, at cost	27,248	27,248	—	27,248	—
Equity investments	5,818	5,818	—	5,818	—
Loans, net of allowance for loan losses	3,609,563	3,755,534	—	—	3,755,534
Loans held for sale	1,131	1,131	—	1,131	—
Financial liabilities:
Deposits	$5,331,655	$5,333,064	$—	$5,333,064	$—
Other borrowings	20,724	20,724	—	20,724	—
FHLB borrowings	659,204	668,232	—	668,232	—
Subordinated notes, net of unamortized debt issuance costs	98,500	98,722	—	98,722	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,259	48,436	—	48,436	—

		Estimated Fair Value
December 31, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,408	$108,408	$108,408	$—	$—
Investment securities:
HTM, at carrying value	907	920	—	920	—
Mortgage-backed securities:
HTM, at carrying value	108,091	117,278	—	117,278	—
FHLB stock, at cost	25,259	25,259	—	25,259	—
Equity investments	5,811	5,811	—	5,811	—
Loans, net of allowance for loan losses	3,608,773	3,784,291	—	—	3,784,291
Loans held for sale	3,695	3,695	—	3,695	—
Financial liabilities:
Deposits	$4,932,322	$4,936,188	$—	$4,936,188	$—
Other borrowings	23,172	23,172	—	23,172	—
FHLB borrowings	832,527	854,865	—	854,865	—
Subordinated notes, net of unamortized debt issuance costs	197,251	198,391	—	198,391	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,255	51,993	—	51,993	—

Southside Bancshares, Inc. |40

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax expense	$3,387	$3,133	$9,002	$11,376
Deferred income tax expense (benefit)	1,590	650	3,612	(4,305)
Income tax expense	$4,977	$3,783	$12,614	$7,071

The net deferred tax liability totaled $12.5 million at September 30, 2021 and $15.5 million at December 31, 2020.  No valuation allowance was recorded at September 30, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2021 or December 31, 2020.
We recognized income tax expense of $5.0 million and $12.6 million, resulting in an ETR of 14.5% and 13.0% for the three and nine months ended September 30, 2021, respectively, compared to income tax expense of $3.8 million and $7.1 million, with an ETR of 12.3% and 11.9%, for the three and nine months ended September 30, 2020, respectively. The higher ETR for the three and nine months ended September 30, 2021 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2020. The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 or Texas state tax examinations by tax authorities for years before 2017.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Balance at beginning of period	$3,773	$6,365	$6,386	$1,455
Impact of CECL adoption	—	—	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	(683)	(345)	(3,296)	(275)
Balance at end of period	$3,090	$6,020	$3,090	$6,020

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2021	December 31, 2020

Commitments to extend credit	$954,258	$793,138
Standby letters of credit	10,812	13,658
Total	$965,070	$806,796

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
Leases. During the three and nine months ended September 30, 2021, there were $240,000 and $1.3 million, respectively, of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million. During the three months ended September 30, 2020, there was a reduction to operating lease ROU assets obtained in exchange for operating lease liabilities of $89,000 due to a lease amendment that granted additional lease incentives. During the nine months ended September 30, 2020, there were $7.9 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial ROU asset of $6.6 million.
Securities. In the normal course of business we buy and sell securities. At September 30, 2021, there were $4.4 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2021 or December 31, 2020.
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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates, tax reform, inflation and other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of the COVID-19 pandemic and related variants on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transactions and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
•the impact of the COVID-19 pandemic and related variants on our future consolidated financial condition and results of operations;
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
•economic or other disruptions caused by acts of terrorism, war or other conflicts, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics or other catastrophic events;
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses,” “Note 8 – Employee Benefit Plans” and “Note 10 – Fair Value Measurement” in the notes to the consolidated financial statements and refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the 2020 Form 10-K. As of September 30, 2021, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |46

Non-GAAP Financial Measures
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures: Net interest income (FTE), net interest margin (FTE) and net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020, to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.
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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for the three and nine months ended September 30, 2021 and 2020, for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income (GAAP)	$48,206	$46,586	$140,156	$138,558
Tax equivalent adjustments:
Loans	722	688	2,180	2,035
Tax-exempt investment securities	2,666	2,415	7,289	6,385
Net interest income (FTE) (1)	$51,594	$49,689	$149,625	$146,978

Average earning assets	$6,467,545	$6,548,935	$6,368,906	$6,498,162

Net interest margin	2.96%	2.83%	2.94%	2.85%
Net interest margin (FTE) (1)	3.16%	3.02%	3.14%	3.02%

Net interest spread	2.79%	2.65%	2.77%	2.64%
Net interest spread (FTE) (1)	3.00%	2.84%	2.97%	2.81%
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
COVID-19 significantly disrupted supply chains, business activity and the overall economic and financial markets.  As of September 30, 2021, economic conditions in Texas have returned to levels close to pre-pandemic levels. Commercial activity has improved to levels close to those existing prior to the outbreak of the pandemic. While the overall outlook has improved based on the availability of the vaccine, the risk of further resurgence and possible reimplementation of restrictions remains. Until the pandemic fully subsides, the potential for adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated.
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of financial relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. As an SBA lender, we were well positioned to assist business customers in accessing funds available through the PPP implemented in April of 2020. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. The SBA began accepting applications for the second round of PPP loans on January 13, 2021, and we accepted new applications through April 6, 2021. During the first half 2021, we originated $112.3 million of additional PPP loans under this second round of PPP loans. At September 30, 2021, we had $67.5 million of approved PPP loans outstanding.
Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19 related challenges. As of September 30, 2021, there were no remaining loans with payment deferrals. The decrease in the COVID-19 modified loans are the result of the loans coming out of the deferral periods and resuming performance.
Operating Results
Net income increased $2.2 million, or 8.2%, for the three months ended September 30, 2021, to $29.3 million compared to the same period in 2020. The increase was primarily a result of the $1.6 million increase in noninterest income, the $1.6 million increase in net interest income, partially offset by the $1.2 million increase in income tax expense. Earnings per diluted common share increased $0.08, or 9.8%, to $0.90 for the three months ended September 30, 2021 compared to $0.82 for the three months ended September 30, 2020.
During the nine months ended September 30, 2021, our net income increased $32.1 million, or 61.1%, to $84.7 million from $52.6 million for the same period in 2020. The increase in net income was a direct result of a reversal of provision for credit losses of $13.5 million compared to a large build-up in the allowance for credit losses of $25.7 million in the same period in 2020. The decrease in the provision was primarily due to an improved economic forecast. The increase in net income was also due to the $15.3 million decrease in interest expense, partially offset by the $13.7 million decrease in interest income, the $5.5 million increase in income tax expense, the $1.7 million increase in noninterest expense and the $1.5 million decrease in noninterest income. Earnings per diluted common share increased $1.01, or 63.9%, to $2.59 for the nine months ended September 30, 2021, from $1.58 for the same period in 2020.
Southside Bancshares, Inc. |48

Financial Condition
Our total assets increased $127.5 million, or 1.8%, to $7.14 billion at September 30, 2021 from $7.01 billion at December 31, 2020. Our securities portfolio increased by $149.3 million, or 5.5%, to $2.85 billion, compared to $2.70 billion at December 31, 2020. The increase in our securities portfolio was comprised of an increase of $471.8 million in investment securities, partially offset by a decrease of $322.5 million in MBS, as the composition of the securities portfolio continued to change as municipal bonds and, to a lesser extent, corporate bonds and U.S. Treasury Notes increased while MBS decreased. Our FHLB stock increased $2.0 million, or 7.9%, to $27.2 million from $25.3 million at December 31, 2020, primarily due to increases in the amount of FHLB stock we were required to hold in relation to our FHLB borrowings.
Loans decreased $10.2 million, or 0.3%, to $3.65 billion at September 30, 2021 from $3.66 billion at December 31, 2020. The net decrease in our loan portfolio was comprised of decreases of $159.8 million of construction loans, $59.3 million of 1-4 family residential loans and $5.3 million of loans to individuals, partially offset by increases of $309.4 million of commercial real estate loans, $33.9 million of commercial loans, excluding PPP loans, and $18.2 million of municipal loans. Our PPP loans, a component of the commercial loan category, decreased $147.3 million, or 68.6%, to $67.5 million as of September 30, 2021, from $214.8 million at December 31, 2020, due to forgiveness payments received from loans funded under the CARES Act. Loans held for sale decreased $2.6 million, or 69.4%, to $1.1 million at September 30, 2021 from $3.7 million at December 31, 2020.
Our nonperforming assets at September 30, 2021 decreased $5.1 million, or 28.9%, to $12.4 million and represented 0.17% of total assets, compared to $17.5 million, or 0.25% of total assets at December 31, 2020.  Nonaccruing loans decreased $4.7 million, or 60.9%, to $3.0 million, and the ratio of nonaccruing loans to total loans decreased to 0.08% at September 30, 2021 compared to 0.21% at December 31, 2020.  Restructured loans were $9.4 million at September 30, 2021, a decrease of 2.9%, from $9.6 million at December 31, 2020. OREO decreased to $25,000 at September 30, 2021 from $106,000 at December 31, 2020.
Our deposits increased $399.3 million, or 8.1%, to $5.33 billion at September 30, 2021 from $4.93 billion at December 31, 2020, which was comprised of an increase of $242.0 million in noninterest bearing deposits and $157.4 million in interest bearing deposits. The increase was largely driven by PPP loan disbursements and stimulus checks deposited during the first half of 2021. Brokered deposits decreased $24.5 million, or 17.7%, for the nine months ended September 30, 2021.
Total FHLB borrowings decreased $173.3 million, or 20.8%, to $659.2 million at September 30, 2021 from $832.5 million at December 31, 2020.
Our subordinated notes, net of unamortized debt issuance costs, decreased $98.8 million, or 50.1%, to $98.5 million at September 30, 2021 from $197.3 million at December 31, 2020, a result of the redemption of $100.0 million in aggregate principal amount subordinated notes on September 30, 2021.
Our total shareholders’ equity at September 30, 2021 increased 0.3%, or $2.6 million, to $877.9 million, or 12.3% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The increase in shareholders’ equity was the result of net income of $84.7 million, net issuance of common stock under employee stock plans of $5.9 million, stock compensation expense of $2.2 million and common stock issued under our dividend reinvestment plan of $986,000. These increases were partially offset by the repurchase of $34.1 million of our common stock, cash dividends paid of $32.0 million and other comprehensive loss of $25.1 million.
Economic conditions in our market areas are relatively strong with economic activity having quickly returned to levels close to pre-pandemic levels. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries has had some impact on the level of economic growth. Overall, Texas continues to experience economic growth due to company relocations and expansions combined with overall population growth.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |49

Balance Sheet Strategy
We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long- and short-term funds from the FHLB, the FRDW or the brokered funds market. These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a portion of our assets in U.S. Agency MBS and municipal securities has historically resulted in lower interest rate spreads and margins, we believe the lower operating expenses and reduced credit risk, combined with the managed interest rate risk of this strategy, has enhanced our overall profitability for many years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.
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
Our investment securities and U.S. Agency MBS increased from $2.70 billion at December 31, 2020 to $2.85 billion at September 30, 2021. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
During the nine months ended September 30, 2021, the composition of the securities portfolio continued to change as municipal and corporate bonds increased while MBS decreased. The decrease in MBS was attributable to very few MBS purchases and higher MBS prepayment speeds due to the significantly low interest rate environment. During the nine months ended September 30, 2021, we increased security purchases when compared to the latter half of 2020, including $463.5 million in highly rated primarily Texas municipal securities, $226.2 million of which were taxable, $52.3 million in U.S. Treasury Notes, $45.3 million in investment grade subordinated debt and $13.1 million in U.S. Agency MBS. We sold approximately $35.1 million AFS electric utility revenue municipals due to electric utility company uncertainties caused by the severe winter storm in Texas during February. We also sold $56.6 million in U.S Agency MBS and $9.6 million in U.S. Treasury Notes. Sales of AFS securities for the three and nine months ended September 30, 2021, resulted in a net realized gain of $1.4 million and $3.4 million, respectively.
At September 30, 2021, securities as a percentage of assets totaled 39.9%, compared to 38.5% at December 31, 2020, due to the $149.3 million, or 5.5%, increase in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.  As interest rates, yield curves, MBS prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types, amount and maturities of securities to invest in, as well as funding needs and funding sources, will continue to be evaluated.  Should the economics of purchasing securities decrease, we may allow the securities portfolio to shrink through run-off or security sales. However, should the economics become more attractive, we may strategically increase the securities portfolio and the balance sheet.
Southside Bancshares, Inc. |50

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
For the nine months ended September 30, 2021, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 14.8% from 20.2% at December 31, 2020, and 27.1% at September 30, 2020. The decrease from both of the prior year periods was due to the increase in our non-maturity deposits which were used to decrease FHLB borrowings and brokered deposits.
Our FHLB borrowings decreased 20.8%, or $173.3 million, to $659.2 million at September 30, 2021 from $832.5 million at December 31, 2020. In connection with our borrowings, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements. These agreements totaled $605.0 million and $670.0 million at September 30, 2021 and December 31, 2020, respectively. Six of the agreements have an interest rate tied to three-month LIBOR and the remaining agreements have interest rates tied to one-month LIBOR. In connection with all agreements outstanding on September 30, 2021, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.18% with an average weighted maturity of 3.4 years at September 30, 2021. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Our brokered deposits typically consist of CDs and non-maturity money market deposits. Our brokered CDs decreased $24.5 million, or 23.8%, from $102.8 million at December 31, 2020 to $78.4 million at September 30, 2021. At September 30, 2021, our brokered CDs had a weighted average cost of 12 basis points and remaining maturities of less than 10 months. Our brokered non-maturity money market deposits were $35.1 million at September 30, 2021 and December 31, 2020, with a weighted average cost of five basis points and 17 basis points, respectively. To provide management flexibility in managing the interest rate risk of wholesale funding, the ALCO has approved up to $50 million to issue brokered deposits to replace those maturing within 30 days. Our wholesale funding policy allows for maximum brokered deposits of $450 million. This brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
On November 6, 2020, we issued 3.875% coupon $100 million in aggregate principal amount of fixed-to-floating rate subordinated notes due on November 15, 2030. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the subordinated notes.
On September 30, 2021, we redeemed our 5.5% coupon $100 million subordinated notes due September 30, 2026. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the redemption of the subordinated notes.
Southside Bancshares, Inc. |51

Results of Operations
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. The adoption of CECL and the COVID-19 pandemic significantly impacted our results of operations in 2020 and 2021 and may continue to impact our results of operations for the remainder of 2021.
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$37,034	$38,185	$108,792	$119,195
Taxable investment securities	3,853	1,175	9,097	2,419
Tax-exempt investment securities	9,649	9,003	27,787	24,430
MBS	4,405	7,048	15,140	27,626
FHLB stock and equity investments	111	249	355	1,034
Other interest earning assets	24	17	56	220
Total interest income	55,076	55,677	161,227	174,924
Interest expense:
Deposits	2,234	4,862	7,170	21,010
FHLB borrowings	1,865	2,369	5,590	9,272
Subordinated notes	2,417	1,427	7,235	4,250
Trust preferred subordinated debentures	345	378	1,045	1,469
Other borrowings	9	55	31	365
Total interest expense	6,870	9,091	21,071	36,366
Net interest income	$48,206	$46,586	$140,156	$138,558

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
Net interest income for the three months ended September 30, 2021 increased $1.6 million, or 3.5%, compared to the same period in 2020. The increase in net interest income for the three months ended September 30, 2021 was due to the decrease in interest expense on our interest bearing liabilities due to the overall decline in interest rates and a decline in the average balance of our interest bearing liabilities, partially offset by the decrease in interest income, a result of a decrease in the average balance on our interest earning assets. Total interest income decreased $601,000, or 1.1%, to $55.1 million for the three months ended September 30, 2021, compared to $55.7 million during the same period in 2020. Total interest expense decreased $2.2 million, or 24.4%, to $6.9 million for the three months ended September 30, 2021, compared to $9.1 million for the same period in 2020. Our net interest margin (FTE), a non-GAAP measure, increased to 3.16% for the three months ended September 30, 2021, compared to 3.02% for the same period in 2020 and our net interest spread (FTE), also a non-GAAP measure, increased to 3.00%, compared to 2.84% for the same period in 2020.
Net interest income was $140.2 million for the nine months ended September 30, 2021 compared to $138.6 million, an increase of $1.6 million, or 1.2%, compared to the same period in 2020. The increase in net interest income for the nine months ended September 30, 2021 was due to the decrease in interest expense on our interest bearing liabilities, partially offset by the decrease in interest income, both primarily a result of an overall decline in interest rates. Total interest expense decreased $15.3 million,
Southside Bancshares, Inc. |52

or 42.1%, to $21.1 million for the nine months ended September 30, 2021, compared to $36.4 million for the same period in 2020. Total interest income decreased $13.7 million, or 7.8%, to $161.2 million for the nine months ended September 30, 2021, compared to $174.9 million for the same period in 2020. Our net interest margin (FTE), a non-GAAP measure, increased to 3.14% for the nine months ended September 30, 2021, compared to 3.02% for the same period in 2020, and our net interest spread (FTE), also a non-GAAP measure, increased to 2.97%, compared to 2.81% for the same period in 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended September 30, 2021 Compared to 2020
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$(1,577)	$479	$(1,098)
Loans held for sale	(17)	(2)	(19)
Taxable investment securities	2,811	(133)	2,678
Tax-exempt investment securities (1)	1,353	(456)	897
Mortgage-backed and related securities	(2,810)	167	(2,643)
FHLB stock, at cost, and equity investments	(71)	(67)	(138)
Interest earning deposits	15	(8)	7
Total earning assets	(296)	(20)	(316)
Interest expense on:
Savings accounts	57	—	57
CDs	(1,223)	(1,556)	(2,779)
Interest bearing demand accounts	212	(118)	94
FHLB borrowings	(998)	494	(504)
Subordinated notes, net of unamortized debt issuance costs	1,221	(231)	990
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(33)	(33)
Other borrowings	(26)	(20)	(46)
Total interest bearing liabilities	(757)	(1,464)	(2,221)
Net change	$461	$1,444	$1,905
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the mix of average interest earning assets for the three months ended September 30, 2021 compared to the same period in 2020, and a slight decrease in the average yield on interest earning assets.
The decrease in total interest expense for the three months ended September 30, 2021 was attributable to an overall decline in interest rates paid on total interest bearing liabilities to 0.59% for the three months ended September 30, 2021 from 0.73% for the same period in 2020, and the decrease in average interest bearing liabilities.
Southside Bancshares, Inc. |53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2021 and 2020. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See "Non-GAAP Financial Measures" for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,662,496	$37,744	4.09%	$3,815,989	$38,842	4.05%
Loans held for sale	1,640	12	2.90%	3,934	31	3.13%
Securities:
Taxable investment securities (2)	532,679	3,853	2.87%	145,724	1,175	3.21%
Tax-exempt investment securities (2)	1,453,275	12,315	3.36%	1,295,179	11,418	3.51%
Mortgage-backed and related securities (2)	738,287	4,405	2.37%	1,209,913	7,048	2.32%
Total securities	2,724,241	20,573	3.00%	2,650,816	19,641	2.95%
FHLB stock, at cost, and equity investments	39,786	111	1.11%	60,528	249	1.64%
Interest earning deposits	39,382	24	0.24%	17,668	17	0.38%
Total earning assets	6,467,545	58,464	3.59%	6,548,935	58,780	3.57%
Cash and due from banks	99,113			80,368
Accrued interest and other assets	684,917			699,351
Less: Allowance for loan losses	(43,052)			(61,212)
Total assets	$7,208,523			$7,267,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$598,118	249	0.17%	$461,895	192	0.17%
CDs	629,718	789	0.50%	1,172,179	3,568	1.21%
Interest bearing demand accounts	2,496,037	1,196	0.19%	2,069,751	1,102	0.21%
Total interest bearing deposits	3,723,873	2,234	0.24%	3,703,825	4,862	0.52%
FHLB borrowings	656,474	1,865	1.13%	1,037,855	2,369	0.91%
Subordinated notes, net of unamortized debt issuance costs	195,204	2,417	4.91%	98,686	1,427	5.75%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,258	345	2.27%	60,253	378	2.50%
Other borrowings	21,634	9	0.17%	63,526	55	0.34%
Total interest bearing liabilities	4,657,443	6,870	0.59%	4,964,145	9,091	0.73%
Noninterest bearing deposits	1,551,298			1,371,748
Accrued expenses and other liabilities	97,954			96,219
Total liabilities	6,306,695			6,432,112
Shareholders’ equity	901,828			835,330
Total liabilities and shareholders’ equity	$7,208,523			$7,267,442
Net interest income (FTE)		$51,594			$49,689
Net interest margin (FTE)			3.16%			3.02%
Net interest spread (FTE)			3.00%			2.84%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2021 and 2020, loans totaling $3.0 million and $6.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2021 Compared to 2020
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$(2,406)	$(7,829)	$(10,235)
Loans held for sale	(13)	(10)	(23)
Taxable investment securities	6,800	(122)	6,678
Tax-exempt investment securities (1)	5,248	(987)	4,261
Mortgage-backed and related securities	(10,053)	(2,433)	(12,486)
Federal Home Loan Bank stock, at cost, and equity investments	(342)	(337)	(679)
Interest earning deposits	63	(227)	(164)
Total earning assets	(703)	(11,945)	(12,648)
Interest expense on:
Savings accounts	179	(106)	73
CDs	(4,942)	(6,835)	(11,777)
Interest bearing demand accounts	992	(3,128)	(2,136)
FHLB borrowings	(3,236)	(446)	(3,682)
Subordinated notes, net of unamortized debt issuance costs	3,683	(698)	2,985
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(424)	(424)
Other borrowings	(195)	(139)	(334)
Total interest bearing liabilities	(3,519)	(11,776)	(15,295)
Net change	$2,816	$(169)	$2,647
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 3.58% from 3.77% for the same period in 2020, and a decrease in average earning assets of $129.3 million, or 2.0% for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease in the average yield on total earning assets during the nine months ended September 30, 2021 was a result of decreases in the short-term interest rate yield curve during the first half of 2021 and the tightening credit spreads that occurred primarily during the last half of 2020 and into the first half of 2021. The decrease in average earning assets was primarily the result of a decrease in MBS and loans, partially offset by an increase in investment securities.
The decrease in total interest expense for the nine months ended September 30, 2021 was attributable to an overall decline in interest rates paid on total interest bearing liabilities to 0.61% for the nine months ended September 30, 2021 from 0.96% for the same period in 2020, and the decrease in average interest bearing liabilities.
Southside Bancshares, Inc. |55

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2021 and 2020. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,667,941	$110,927	4.04%	$3,743,437	$121,162	4.32%
Loans held for sale	2,092	45	2.88%	2,664	68	3.41%
Securities:
Taxable investment securities (2)	409,251	9,097	2.97%	103,576	2,419	3.12%
Tax-exempt investment securities (2)	1,373,206	35,076	3.42%	1,168,749	30,815	3.52%
Mortgage-backed and related securities (2)	841,361	15,140	2.41%	1,388,754	27,626	2.66%
Total securities	2,623,818	59,313	3.02%	2,661,079	60,860	3.05%
FHLB stock, at cost, and equity investments	37,116	355	1.28%	63,683	1,034	2.17%
Interest earning deposits	37,939	56	0.20%	27,299	220	1.08%
Total earning assets	6,368,906	170,696	3.58%	6,498,162	183,344	3.77%
Cash and due from banks	92,206			78,484
Accrued interest and other assets	672,558			656,952
Less: Allowance for loan losses	(44,664)			(49,208)
Total assets	$7,089,006			$7,184,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$562,699	689	0.16%	$424,530	616	0.19%
CDs	674,452	2,954	0.59%	1,240,506	14,731	1.59%
Interest bearing demand accounts	2,433,120	3,527	0.19%	2,019,968	5,663	0.37%
Total interest bearing deposits	3,670,271	7,170	0.26%	3,685,004	21,010	0.76%
FHLB borrowings	684,280	5,590	1.09%	1,077,861	9,272	1.15%
Subordinated notes, net of unamortized debt issuance costs	196,572	7,235	4.92%	98,642	4,250	5.76%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,257	1,045	2.32%	60,252	1,469	3.26%
Other borrowings	22,387	31	0.19%	112,851	365	0.43%
Total interest bearing liabilities	4,633,767	21,071	0.61%	5,034,610	36,366	0.96%
Noninterest bearing deposits	1,475,828			1,242,055
Accrued expenses and other liabilities	94,536			87,170
Total liabilities	6,204,131			6,363,835
Shareholders’ equity	884,875			820,555
Total liabilities and shareholders’ equity	$7,089,006			$7,184,390
Net interest income (FTE)		$149,625			$146,978
Net interest margin (FTE)			3.14%			3.02%
Net interest spread (FTE)			2.97%			2.81%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2021 and 2020, loans totaling $3.0 million and $6.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |56

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2021
			Change From
	2021	2020	2020
Deposit services	$6,779	$6,129	$650	10.6%
Net gain on sale of securities AFS	1,381	78	1,303	1,670.5%
Gain on sale of loans	299	1,071	(772)	(72.1)%
Trust fees	1,494	1,253	241	19.2%
BOLI	637	680	(43)	(6.3)%
Brokerage services	846	564	282	50.0%
Other noninterest income	1,333	1,366	(33)	(2.4)%
Total noninterest income	$12,769	$11,141	$1,628	14.6%

	Nine Months Ended September 30,		2021
			Change From
	2021	2020	2020
Deposit services	$19,513	$17,940	$1,573	8.8%
Net gain on sale of securities AFS	3,399	8,281	(4,882)	(59.0)%
Gain on sale of loans	1,285	1,924	(639)	(33.2)%
Trust fees	4,373	3,779	594	15.7%
BOLI	1,908	1,899	9	0.5%
Brokerage services	2,476	1,643	833	50.7%
Other noninterest income	4,371	3,366	1,005	29.9%
Total noninterest income	$37,325	$38,832	$(1,507)	(3.9)%
The 14.6% increase in noninterest income for the three months ended September 30, 2021, when compared to the same period in 2020, was due to increases in net gain on sale of securities AFS, deposit services income, brokerage services income and trust fees, partially offset by a decrease in gain on sale of loans. The 3.9% decrease in noninterest income for the nine months ended September 30, 2021, when compared to the same period in 2020, was due to decreases in net gain on sale of securities AFS and gain on sale of loans, partially offset by increases in deposit services income, other noninterest income, brokerage services income and trust fees.
The increase in deposit services income for the three months ended September 30, 2021, when compared to the same period in 2020, was primarily the result of increases in debit card income, service charges on commercial deposit accounts and overdraft income. The increase for the nine months ended September 30, 2021, when compared to the same period in 2020, was primarily the result of increases in debit card income and service charges on commercial deposit accounts, partially offset by a decrease in overdraft income due to an increase in funds available to customers through government issued stimulus checks and PPP loans. The increase in debit card income was the result of an increase in debit card transactions for the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2021, we sold MBS, municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $1.4 million and $3.4 million, respectively.
Gain on sale of loans decreased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020. Overall mortgage loan production increased during 2020 and into 2021 as a result of lower interest rates, however, the volume of loans we decided to sell decreased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020.
Trust fees increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due to an increase in assets under management. The market value of our wealth management and trust assets under management,
Southside Bancshares, Inc. |57

which are not reflected in our consolidated balance sheets, increased 8.2%, and were approximately $1.64 billion at September 30, 2021, compared to $1.52 billion at September 30, 2020.
Brokerage services income increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due to growth in our client base and recurring revenue.
Other noninterest income increased for the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to increases in mortgage servicing fee income and swap fee income, partially offset by decreases in mortgage derivative income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2021
			Change From
	2021	2020	2020
Salaries and employee benefits	$19,777	$19,344	$433	2.2%
Net occupancy	3,532	3,595	(63)	(1.8)%
Advertising, travel & entertainment	579	519	60	11.6%
ATM expense	311	271	40	14.8%
Professional fees	1,135	961	174	18.1%
Software and data processing	1,503	1,215	288	23.7%
Communications	552	495	57	11.5%
FDIC insurance	454	469	(15)	(3.2)%
Amortization of intangibles	695	881	(186)	(21.1)%
Loss on redemption of subordinated notes	1,118	—	1,118	100.0%
Other noninterest expense	2,107	3,866	(1,759)	(45.5)%
Total noninterest expense	$31,763	$31,616	$147	0.5%

	Nine Months Ended September 30,		2021
			Change From
	2021	2020	2020
Salaries and employee benefits	$59,825	$57,616	$2,209	3.8%
Net occupancy	10,698	10,574	124	1.2%
Advertising, travel & entertainment	1,491	1,643	(152)	(9.3)%
ATM expense	821	728	93	12.8%
Professional fees	3,166	3,238	(72)	(2.2)%
Software and data processing	4,221	3,737	484	13.0%
Communications	1,689	1,494	195	13.1%
FDIC insurance	1,343	668	675	101.0%
Amortization of intangibles	2,191	2,792	(601)	(21.5)%
Loss on redemption of subordinated notes	1,118	—	1,118	100.0%
Other noninterest expense	7,133	9,502	(2,369)	(24.9)%
Total noninterest expense	$93,696	$91,992	$1,704	1.9%

The increase in noninterest expense for the three months ended September 30, 2021, when compared to the same period in 2020, was the result of a loss on the redemption of subordinated notes and increases in salaries and employee benefits and software and data processing expense, partially offset by decreases in other noninterest expense. The increase for the nine months ended September 30, 2021, when compared to the same period in 2020, was the result of increases in salaries and employee benefits, a loss on the redemption of subordinated notes, increases in FDIC insurance and software and data processing expense, partially offset by decreases in other noninterest expense and amortization of intangibles.
Southside Bancshares, Inc. |58

Salaries and employee benefits increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due to increases in health insurance expense and direct salary expense, partially offset by a decrease in retirement expense.
Health and life insurance expense, included in salaries and employee benefits, increased $757,000, or 49.1%, and $1.5 million, or 28.6%, for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2021.
For the three and nine months ended September 30, 2021, direct salary expense increased $336,000, or 2.1%, and $1.75 million, or 3.6%, respectively, when compared to the same periods in 2020, primarily due to normal salary increases effective in the first quarter of 2021.
Retirement expense, included in salaries and employee benefits, decreased $660,000, or 37.6%, and $1.0 million, or 24.4%, for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The decrease was due to the freeze of the Retirement Plan and Restoration Plan to further benefit accruals as of December 31, 2020, which resulted in no defined benefit plan service cost expense in 2021. Deferred compensation plan expense also decreased for the three and nine months ended September 30, 2021. These decreases were partially offset by increases in our split dollar agreement expense and 401k plan matching expense.
Advertising, travel and entertainment expense increased for the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to increased activity as travel restrictions eased during 2021. Media advertising, included in advertising, travel and entertainment, also increased for the three months ended September 30, 2021, when compared to the same period in 2020. These increases were partially offset by a decrease in donations for the three months ended September 30, 2021.
ATM expense increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due to higher ATM maintenance expense as new ATMs and ITMs were put into service and hardware upgrades were completed.
Professional fees increased for the three months ended September 30, 2021, when compared to the same period in 2020, due to an increase in legal fees, and, to a lesser extent, an increase in professional fees related to a system conversion and consulting fees.
Software and data processing expense increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due to entry into several new software contracts and increases in contract renewal costs.
Communications expense increased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, driven by an increase in phone and internet costs.
FDIC insurance increased for the nine months ended September 30, 2021, when compared to the same period in 2020, due to a small bank assessment credit issued by the FDIC and utilized in the first half of 2020.
Amortization of intangibles decreased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $856,000 and debt issuance costs of $251,000 associated with the notes at the time of redemption on September 30, 2021.
Other noninterest expense decreased for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, primarily due to losses on retired assets associated with a branch closure and branch right sizing during the three months ended September 30, 2020, decreases in retirement expense related to the Retirement Plan and the Restoration Plan and a decrease in losses on other real estate owned for the three and nine months ended September 30, 2021.

Southside Bancshares, Inc. |59

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2021 was $34.3 million and $97.3 million, respectively, an increase of 11.1% and 63.2%, compared to $30.9 million and $59.7 million for the same periods in 2020. We recorded income tax expense of $5.0 million and $12.6 million for the three and nine months ended September 30, 2021, respectively, compared to income tax expense of $3.8 million and $7.1 million for the same periods in 2020. The ETR as a percentage of pre-tax income was 14.5% and 13.0% for the three and nine months ended September 30, 2021, respectively, compared to an ETR as a percentage of pre-tax income of 12.3% and 11.9% for the same periods in 2020. The higher ETR for the three and nine months ended September 30, 2021 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2020.
The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax liability totaled $12.5 million at September 30, 2021, compared to $15.5 million at December 31, 2020. The decrease in the net deferred tax liability is primarily the result of the decrease in unrealized gains in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |60

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2020 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2020.  There were no substantial changes in these concentrations during the nine months ended September 30, 2021.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2020	September 30, 2020
	September 30, 2021	December 31, 2020	September 30, 2020	Change (%)	Change (%)
Real estate loans:
Construction	$422,095	$581,941	$610,394	(27.5)%	(30.8)%
1-4 family residential	660,689	719,952	738,343	(8.2)%	(10.5)%
Commercial	1,605,132	1,295,746	1,327,233	23.9%	20.9%
Commercial loans	443,708	557,122	629,170	(20.4)%	(29.5)%
Municipal loans	427,259	409,028	387,286	4.5%	10.3%
Loans to individuals	88,702	93,990	97,549	(5.6)%	(9.1)%
Total loans	$3,647,585	$3,657,779	$3,789,975	(0.3)%	(3.8)%
Our loan portfolio decreased $10.2 million, or 0.3%, at September 30, 2021 compared to December 31, 2020, with decreases in construction loans, commercial loans, 1-4 family residential loans and loans to individuals, partially offset by increases in commercial real estate and municipal loans. For the nine months ended September 30, 2021, our PPP loans experienced a net decrease of $147.3 million, or 68.6%, from $214.8 million at December 31, 2020, primarily due to forgiveness payments received from loans funded under the CARES Act.
Our loan portfolio decreased $142.4 million, or 3.8%, at September 30, 2021 compared to September 30, 2020, with decreases in construction loans, commercial loans, 1-4 family residential loans and loans to individuals, partially offset by increases in commercial real estate loans and municipal loans.
At September 30, 2021, our real estate loans represented 73.7% of our loan portfolio and were comprised of commercial real estate loans of 59.7%, 1-4 family residential loans of 24.6% and construction loans of 15.7%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have experienced a recovery during the nine months ended September 30, 2021 following a significant reduction primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions or oil prices will improve, remain the same or decline.
As of September 30, 2021, the Company’s exposure to the oil and gas industry totaled $70.7 million, or 1.94% of gross loans, a decrease of $33.9 million from December 31, 2020, and consisted primarily of (i) support/service loans of 1.26%, (ii) upstream of 0.54%, (iii) midstream of 0.08%, and (iv) downstream of 0.06%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
Southside Bancshares, Inc. |61

The following table sets forth our loans outstanding in the oil and gas industry for the periods presented (dollars in thousands):

	September 30,		December 31, 2020
	2021	2020
Oil and gas related loans	$70,685	$116,428	$104,548
Oil and gas related loans as a % of loans	1.94%	3.07%	2.86%
Classified oil and gas related loans	$4,418	$6,788	$6,385
Classified oil and gas related loans as a % of oil and gas related loans	6.25%	5.83%	6.11%
Nonaccrual oil and gas related loans	$342	$718	$620
Net (recoveries) charge-offs for oil and gas related loans	$(7)	$7	$7
Allowance for oil and gas related loans as a % of oil and gas loans	1.24%	1.48%	1.36%

As of September 30, 2021, economic conditions in Texas have returned to levels close to pre-pandemic levels. Commercial activity has improved to levels close to those existing prior to the outbreak of the pandemic. When the pandemic occurred, in addition to the oil and gas industry, we considered the sectors set forth in the table below to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of September 30, 2021 (dollars in thousands). As of September 30, 2021, our customers in these industries have not experienced long-term business disruptions initially thought possible. We are however continuing to monitor these customers closely.

	September 30, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$338,123	9.27%	—
Retail goods and services	72,166	1.98%	0.27%
Hotels	62,677	1.72%	14.17%
Food services	46,731	1.28%	—
Arts, entertainment and recreation	6,480	0.18%	2.88%
Total	$526,177	14.43%	1.76%

	December 31, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$342,919	9.38%	0.02%
Retail goods and services	82,936	2.27%	9.12%
Hotels	69,578	1.90%	—
Food services	35,502	0.97%	—
Arts, entertainment and recreation	9,206	0.25%	3.80%
Total	$540,141	14.77%	1.48%

Southside Bancshares, Inc. |62

	September 30, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$329,645	8.70%	0.03%
Retail goods and services	85,443	2.25%	9.04%
Hotels	68,881	1.82%	6.34%
Food services	43,401	1.15%	0.12%
Arts, entertainment and recreation	10,400	0.27%	0.81%
Total	$537,770	14.19%	2.29%

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast as based on known and knowable information as of September 30, 2021.
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
As of September 30, 2021, our review of the loan portfolio indicated that an allowance for loan losses of $38.0 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2021, the allowance for loan losses decreased $11.0 million, or 22.4%, to $38.0 million, or 1.04% of total loans, when compared to $49.0 million, or 1.34% of total loans at December 31, 2020. The decrease in the allowance for credit losses was primarily reflective of an improved economic forecast based on known and knowable information as of September 30, 2021.
For the three and nine months ended September 30, 2021, loan charge-offs were $940,000 and $2.3 million, respectively, and recoveries were $437,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2020, loan charge-offs were $718,000 and $2.3 million, respectively, and recoveries were $361,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2021 we recorded a reversal of provision for credit losses for loans of $4.4 million
Southside Bancshares, Inc. |63

and $10.2 million, respectively. For the three and nine months ended September 30, 2020, we recorded a reversal of provision of $4.4 million and a provision of $26.0 million, respectively. The decrease during the nine months ended September 30, 2021, was primarily due to improvement in the economic forecast.
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
Southside Bancshares, Inc. |64

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2020	September 30, 2020
	September 30, 2021	December 31, 2020	September 30, 2020	Change (%)	Change (%)
Loans on nonaccrual:
Real estate loans:
Construction	$63	$640	$1,246	(90.2)%	(94.9)%
1-4 family residential	1,432	3,922	2,838	(63.5)%	(49.5)%
Commercial	796	1,269	884	(37.3)%	(10.0)%
Commercial loans	674	1,592	784	(57.7)%	(14.0)%
Loans to individuals	48	291	219	(83.5)%	(78.1)%
Total nonaccrual loans	3,013	7,714	5,971	(60.9)%	(49.5)%

Accruing loans past due more than 90 days	—	—	—	—	—
TDR loans	9,371	9,646	10,307	(2.9)%	(9.1)%
OREO	25	106	536	(76.4)%	(95.3)%
Repossessed assets	15	14	8	7.1%	87.5%
Total nonperforming assets	$12,424	$17,480	$16,822	(28.9)%	(26.1)%

Ratio of nonaccruing loans to:
Total loans	0.08%	0.21%	0.16%
Ratio of nonperforming assets to:
Total assets	0.17%	0.25%	0.23%
Total loans	0.34%	0.48%	0.44%
Total loans and OREO	0.34%	0.48%	0.44%
Total loans, excluding PPP loans, and OREO	0.35%	0.51%	0.48%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,261.93%	635.29%	922.96%
Nonperforming assets	306.04%	280.35%	327.61%
Total loans	1.04%	1.34%	1.45%
Total loans, excluding PPP loans	1.06%	1.42%	1.58%
Net charge-offs to average loans outstanding	0.03%	0.03%	0.04%

We are actively marketing all OREO properties and none are being held for investment purposes.

Southside Bancshares, Inc. |65

Liquidity and Interest Rate Sensitivity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2021, these investments were 4.8% of total assets, as compared with 7.4% for December 31, 2020 and 7.9% for September 30, 2020. The decrease to 4.8% at September 30, 2021 as compared to December 31, 2020, is reflective of the increase in total assets combined with the decrease in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2021 or December 31, 2020.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At September 30, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $476.1 million. There were no borrowings from the FRDW at September 30, 2021 or December 31, 2020. At September 30, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.22 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2021, the line had one outstanding letter of credit for $91,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Southside Bancshares, Inc. |66

Capital Resources
Our total shareholders’ equity at September 30, 2021 increased 0.3%, or $2.6 million, to $877.9 million, or 12.3% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The increase in shareholders’ equity was the result of net income of $84.7 million, net issuance of common stock under employee stock plans of $5.9 million, stock compensation expense of $2.2 million and common stock issued under our dividend reinvestment plan of $986,000. These increases were partially offset by the repurchase of $34.1 million of our common stock, cash dividends paid of $32.0 million and other comprehensive loss of $25.1 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2021 included $58.4 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2021.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.5 million of qualified subordinated debt as of September 30, 2021. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $9.0 million has been added back to CET1 as of September 30, 2021. The CECL transitional amount includes $7.8 million related to a cumulative effect of adopting CECL and $1.2 million related to the estimated incremental effect of CECL since adoption.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of September 30, 2021, as we did not utilize the PPP Facility for funding purposes.
Management believes that, as of September 30, 2021, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |67

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$638,756	14.07%	$204,358	4.50%	N/A	N/A
Bank Only	$787,517	17.35%	$204,284	4.50%	$295,077	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$697,204	15.35%	$272,477	6.00%	N/A	N/A
Bank Only	$787,517	17.35%	$272,379	6.00%	$363,172	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$825,573	18.18%	$363,302	8.00%	N/A	N/A
Bank Only	$817,386	18.01%	$363,172	8.00%	$453,965	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$697,204	10.14%	$275,091	4.00%	N/A	N/A
Bank Only	$787,517	11.46%	$274,964	4.00%	$343,705	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$612,703	14.68%	$187,814	4.50%	N/A	N/A
Bank Only	$768,200	18.41%	$187,801	4.50%	$271,268	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$671,147	16.08%	$250,418	6.00%	N/A	N/A
Bank Only	$768,200	18.41%	$250,402	6.00%	$333,869	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$908,873	21.78%	$333,891	8.00%	N/A	N/A
Bank Only	$808,675	19.38%	$333,869	8.00%	$417,336	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$671,147	9.81%	$273,558	4.00%	N/A	N/A
Bank Only	$768,200	11.24%	$273,432	4.00%	$341,790	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2021, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2020 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |68

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2021	2020
Return on average assets	1.61%	1.48%
Return on average shareholders’ equity	12.89%	12.89%
Dividend payout ratio – Basic	36.67%	37.80%
Dividend payout ratio – Diluted	36.67%	37.80%
Average shareholders’ equity to average total assets	12.51%	11.49%
	Nine Months Ended September 30,
	2021	2020
Return on average assets	1.60%	0.98%
Return on average shareholders’ equity	12.80%	8.56%
Dividend payout ratio – Basic	37.69%	58.86%
Dividend payout ratio – Diluted	37.84%	58.86%
Average shareholders’ equity to average total assets	12.48%	11.42%

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

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Balance at beginning of period	$3,773	$6,365	$6,386	$1,455
Impact of CECL adoption	—	—	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	(683)	(345)	(3,296)	(275)
Balance at end of period	$3,090	$6,020	$3,090	$6,020

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

Southside Bancshares, Inc. |69

Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2021	December 31, 2020
Unused commitments:
Commitments to extend credit	$954,258	$793,138
Standby letters of credit	10,812	13,658
Total	$965,070	$806,796

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
Leases. During the three and nine months ended September 30, 2021, there were $240,000 and $1.3 million, respectively, of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million. During the three months ended September 30, 2020, there was a reduction to operating lease ROU assets obtained in exchange for operating lease liabilities of $89,000 due to a lease amendment that granted additional lease incentives. During the nine months ended September 30, 2020, there were $7.9 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in May 2020 with an initial ROU asset of $6.6 million.
Securities. In the normal course of business we buy and sell securities. At September 30, 2021, there were $4.4 million of unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2021 or December 31, 2020.
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

	Anticipated impact over the next 12 months
	September 30,
Rate projections:	2021	2020
Increase:
100 basis points	2.03%	1.73%
200 basis points	4.58%	3.82%

Decrease:
50 basis points	(1.47)%	(2.05)%
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
In addition to interest rate risk, beginning in 2020, the COVID-19 pandemic exposed us and will likely continue to expose us to additional market value risk. Protracted business closures, furloughs and lay-offs curtailed economic activity, and could curtail economic activity in the future and could result in lower fair values for collateral in our commercial and 1-4 family portfolio segments in the event that COVID-19 and related variants are not contained.
The ALCO monitors various liquidity ratios to ensure a satisfactory liquidity position for us.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated
Southside Bancshares, Inc. |71

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Southside Bancshares, Inc. |72

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On September 5, 2019, our board of directors authorized the repurchase of up to 1.0 million shares of common stock under the Stock Repurchase Plan. On March 12, 2020, our board of directors increased the authorization under the Stock Repurchase Plan by an additional 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares. As of September 30, 2021, there were no authorized shares remaining to be purchased under the Stock Repurchase Plan.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
July 1, 2021 - July 31, 2021	80,537	$35.61	80,537	339,667
August 1, 2021 - August 31, 2021	259,433	36.79	259,433	80,234
September 1, 2021 - September 30, 2021	80,234	37.69	80,234	—
Total	420,204	$36.74	420,204

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. |73

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
Southside Bancshares, Inc. |74

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	October 29, 2021	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 29, 2021	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |75