Form 10-K
period 2021-12-31
SOUTHSIDE BANCSHARES INC
filed 2022-02-25
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $1.17 billion (based upon the closing price of $38.23 per share as reported by the NASDAQ Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter).
As of February 22, 2022, there were 32,361,594 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy statement to be filed for the Annual Meeting of Shareholders to be held May 18, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

SOUTHSIDE BANCSHARES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2021

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Omni	OmniAmerican Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, OmniAmerican Bank, acquired by Southside on December 17, 2014
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2015 Capital Rules	Risk-based and leverage capital guidelines applicable to banking organizations issued by federal banking agencies that imposed higher minimum capital requirements effective January 1, 2015.
2017 Incentive Plan	Southside Bancshares, Inc. 2017 Incentive Plan
2018 Capital Rules	On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for banking organizations.
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
Bureau	Bureau of Consumer Financial Protection
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio framework
CDs	Certificates of deposit
CECL	ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
COVID-19	Novel strain of coronavirus
CRA	Community Reinvestment Act
DIF	FDIC’s Deposit Insurance Fund

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DRIP	Dividend Reinvestment Plan
DRR	Designated reserve ratio established by the Dodd-Frank Act
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintech	Financial technology
FRA	Federal Reserve Act
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully-taxable equivalents measurements
GAAP	Generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
IBA	ICE Benchmark Administration, the administrator of LIBOR
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
NQSO	Nonqualified stock options
OFAC	The U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEC	Organization of the Petroleum Exporting Countries
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
PPP	Paycheck Protection Program
REIT	Real estate investment trust
REMICs	Real estate mortgage investment conduits
Repurchase agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration

SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
Tax Cuts and Jobs Act	Tax Cuts and Jobs Act enacted by Congress on December 22, 2017
TDB	Texas Department of Banking
TDR	Troubled debt restructurings
TILA	Truth in Lending Act
U.S.	United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VIE	Variable interest entity

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
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 56 branches, 13 of which are located in grocery stores, in addition to wealth management and trust services, and/or loan production, brokerage or other financial services offices.
At December 31, 2021, our total assets were $7.26 billion, total loans were $3.65 billion, total deposits were $5.72 billion and total equity was $912.2 million.  For the years ended December 31, 2021 and 2020, our net income was $113.4 million and $82.2 million, respectively. For the years ended December 31, 2021 and 2020, diluted earnings per common share was $3.47 and $2.47, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services and brokerage services.
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations.  Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit sharing plans. At December 31, 2021, our wealth management and trust assets under management were approximately $1.65 billion.
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

MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has an estimated population of 235,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
We consider our primary market areas to be East Texas, Southeast Texas, as well as the greater Fort Worth, Austin and Houston, Texas areas.  Our expectation is that our presence in all of the market areas we serve should grow in the future.  In addition, we continue to explore new markets in which we believe we can successfully expand.
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
Our 56 branches and 39 drive-thru facilities are located in and around Arlington, Austin, Bullard, Chandler, Cleburne, Cleveland, Diboll, Euless, Fort Worth, Frisco, Granbury, Grapevine, Gresham, Gun Barrel City, Hawkins, Hemphill, Houston, Irving, Jacksonville, Jasper, Kingwood, Lindale, Longview, Lufkin, Nacogdoches, Palestine, Pineland, San Augustine, Splendora, Tyler, Watauga, Weatherford and Whitehouse. Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each location is directly attributable to our market share in that area, combined with overall cost.
Additionally, our customers may access various banking services through a wide network of ATMs, ITMs and through automated telephone, internet and mobile banking products.  These products allow our customers to apply for loans, open deposit accounts, access account information and conduct various other transactions online from their smart phones or computers.
RECENT DEVELOPMENTS
During the year ended December 31, 2021, we closed two retail branch locations, one each in Longview and Tyler, that were in close proximity to other Southside branches, and a traditional branch location in Flower Mound. These closures were also driven by a shift in customer preferences and their transition from in-branch banking to digital.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including COVID-19.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Economic conditions in our market areas are relatively strong with economic activity having quickly returned close to pre-pandemic levels. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries has had some impact on the level of economic growth. Overall, Texas continues to experience economic growth due to company relocations and expansions combined with overall population growth. We cannot predict whether current economic conditions will improve, remain the same or decline.
COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, fintech companies, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  Fintech, brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more openly for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.
HUMAN CAPITAL RESOURCES
At December 31, 2021, we employed approximately 809 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good, which we believe to be reflected in the average tenure of our employees exceeding eight years, with 34% of our employees having a tenure that exceeds 10 years.
We value diversity and are committed to creating a diverse and inclusive workforce. As of December 31, 2021, women and ethnic minorities represented approximately 69% and 36% of our workforce, respectively.
We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and corporate and personal development coaching.
We are committed to the health, safety and wellness of our employees, which is fundamentally connected to the success of our business. In 2021, we focused on the health and wellness of our employees through several company-wide efforts including: a virtual health and wellness fair, the introduction of a wellness program that allows employees to earn cash rewards, as well as wellness communications and webinars throughout the year. We continue to monitor COVID-19 developments including local government and health guidelines, making adjustments as needed to support the health and well-being of our employees.
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
SUPERVISION AND REGULATION
General
Banking is a complex, highly regulated industry.  As a bank holding company under federal law, the Company is subject to regulation, supervision and examination by the Federal Reserve.  In addition, under state law, as the parent company of a Texas-chartered state bank that is not a member of the Federal Reserve, the Company is subject to supervision and examination by the TDB.  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  This system of regulation and supervision provides a comprehensive legal framework for our operations and is intended primarily for the protection of bank depositors, the FDIC’s DIF and the public, rather than our shareholders and creditors.
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
The likelihood, timing and scope of any such change and the impact any such change may have on us are impossible to determine with any certainty.  Similarly, we cannot predict whether, or the extent to which, newly enacted legislation or adopted regulations will impact our business, financial condition or results of operations.  Set forth below is a brief description of the significant federal and state laws and regulations to which we are currently subject.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provision.

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
On March 22, 2011, the Company was granted financial holding company status by the Federal Reserve Bank of Dallas. This approval was based in part upon a finding by the Federal Reserve that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the CRA (discussed below).  We do not currently engage in financial activities beyond those permissible for a bank holding company. However, if we undertake expanded financial activities (i.e., those that are not permissible for a bank holding company) and we subsequently fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, we would be required to enter into an agreement with the Federal Reserve to restore our compliance with all applicable requirements, including specifically the “well-capitalized” and “well-managed” standards.  If we do not return to compliance within 180 days of such an agreement, the Federal Reserve may order the Company to divest its Bank, or the Company may discontinue (or divest investments in companies engaged in) those expanded activities that are only permissible for financial holding companies.
Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and minimum leverage capital guidelines applicable to the banking organizations they supervise. The 2015 Capital Rules, which became applicable to the Company and the Bank on January 1, 2015, implement certain provisions of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.”
Under the Basel III capital standards, a banking organization is required to continually monitor the ratio of its assets against its capital so as to gauge its ability to absorb unexpected losses in an economic downturn. The 2015 Capital Rules impose higher minimum capital requirements on banks and bank holding companies than previously required. This was accomplished by limiting the types of capital that can be included in a banking organization’s capital tiers when calculating its risk-based capital ratios (i.e., the ratio of a bank’s and bank holding company’s total and Tier 1 capital against its risk weighted assets).
Among other things, the 2015 Capital Rules re-define Tier 1 capital to mean the sum of (i) a new capital category known as CET1 and (ii) “Additional Tier 1 capital” instruments meeting certain requirements. The 2015 Capital Rules require that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and narrow the scope of deductions and adjustments to capital that were previously allowed to be applied by banking organizations.
The 2015 Capital Rules established the following minimum capital ratios: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the 2015 Capital Rules require a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these required minimum CET1, Tier 1 and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The 2015 Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The 2015 Capital Rules also make important changes to the “prompt corrective action” framework discussed below in Bank Regulation - Prompt Corrective Action and Undercapitalization.
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2021, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common equity tier 1 risk-based capital ratio	4.50%	6.50%	14.17%	17.11%
Tier 1 risk-based capital ratio	6.00%	8.00%	15.43%	17.11%
Total risk-based capital ratio	8.00%	10.00%	18.15%	17.70%
Leverage ratio	4.00%	5.00%	10.33%	11.46%

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
Under the 2015 Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. However, for bank holding companies like the Company that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting

CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for banking organizations (except for those non-SEC reporting companies that have not then adopted CECL). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced CECL as the methodology to replace the “incurred loss” methodology for financial assets measured at amortized cost and changed the approaches for recognizing and recording credit losses on AFS debt securities and PCI financial assets. Under the incurred loss methodology, credit losses were recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change results in earlier recognition of credit losses that the Company deems expected but not yet probable. The 2018 Capital Rules became effective on April 1, 2019; for SEC reporting companies with December 31 fiscal-year ends, the CECL standard became effective as of January 1, 2020, and was required to be applied to financial statements and regulatory reports (i.e., Call Reports) beginning with the quarter that ended March 31, 2020. However, on March 27, 2020 the federal bank agencies announced a final rule that permits banks that have adopted the CECL standard to defer recognition of the estimated impact of credit losses on regulatory capital by permitting a three-year “phase-in” approach commencing in 2022. We elected to adopt the transition option.
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
In addition, reflecting the importance that regulators place on managing capital and other risks, in May 2012 the banking agencies issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework.  Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to and sufficiently capture the banking organization’s exposures, activities and risks; (ii) employ multiple conceptually sound stress testing activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported and used in the decision-making process.  Since 2012, the federal bank regulators have issued a series of guidance and rulemakings specifically applicable to “large banks,” including a 2019 rule to: (i) exempt banking organizations with total consolidated assets of less than $100 billion from the supervisory stress test; (ii) subject certain organizations with total consolidated assets between $100 billion and $250 billion to the supervisory stress test requirements on a two-year cycle; and (iii) subject certain organizations with $250 billion or more in total consolidated assets (or material levels of other risk factors) to the supervisory stress test requirements on an annual basis. On March 4, 2020, the Federal Reserve simplified its capital rules for large holding companies through the establishment of the stress capital buffer (SCB) requirement, which integrates the Federal Reserve’s stress test results with its non-stress capital requirements. In 2021, the SCB imposed on large holding companies ranged from 2.5% to 7.5% of the institution’s total risk-weighted assets. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable, ways. For example, as a result of the 2020 stress tests conducted by the Federal Reserve on large banks (i.e., those with total assets greater than $50 billion) during the COVID-19 pandemic, the agency imposed temporary restrictions on the ability of large banks to issue shareholder dividends or engage in share repurchases (although these restrictions were subsequently lifted on June 30, 2021, after the Federal Reserve announced that these banking organizations were found to be sufficiently capitalized during their 2021 stress tests).
Source of Strength.  Federal Reserve policy and regulation require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2021, the Federal Reserve and other federal banking regulators have not issued rules implementing this requirement.
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
Regulatory Examination.  Federal and state banking agencies require the Company and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Company and any nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report. On December 22, 2017, Congress enacted the Tax Cuts and Jobs Act which had immediate accounting and reporting implications for the Company and Southside Bank. Specifically, the lower corporate tax rate was accompanied by changes to how the Company and the Bank are required to calculate their deferred tax assets and deferred tax liabilities which are disclosed on their financial statements and regulatory reports, and also impacted their respective capital calculations under the Basel III Capital Rules, which are discussed above in “Holding Company Regulation - Capital Adequacy.”
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
Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015. The Federal Reserve extended the conformance deadline twice (first to July 21, 2016, and again to July 21, 2017) for certain legacy “covered funds” activities and investments in place before December 31, 2013. On July 22, 2019, the federal banking agencies amended the Volcker Rule to exempt from coverage those banks with (i) total consolidated assets equal to $10 billion or less; and (ii) total trading assets and liabilities equal to 5 percent or less of total consolidated assets. On August 20, 2019, the federal regulators approved additional amendments to the Volcker Rule intended to simplify compliance and further limit the scope of the Rule’s applicability. These new amendments include: (i) more limited definition of “trading account”; (ii) additional exclusions from the definition of “proprietary trading”; and (iii) streamlining the existing exclusions and exemptions for various banking entities. These amendments became effective on January 1, 2020, with compliance required by January 1, 2021. Most recently, on July 31, 2020, the federal banking agencies, along with the U.S. Commodity Futures Trading Commission and the U.S. SEC amended the Volker Rule further by, among other changes, creating new exclusions from the definition of “covered fund” for (i) credit funds; (ii) certain venture capital funds; and (iii) family wealth management vehicles. These changes became effective on October 1, 2020.
Brokered Deposits.  Southside Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Subject to certain exceptions, deposits are “brokered” if they are placed at a bank through the intervention of a third party in the business of facilitating the placement of deposits with FDIC-insured banks. Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits. On December 15, 2020, the FDIC approved a final rule, effective April 1, 2021, setting forth a new framework for determining when deposits accepted by an insured depository institution qualify as “brokered deposits.” The new rule also clarifies when a third party may qualify as a “deposit broker,” and identifies several business relationships between banks and third parties that are exempt from the brokered deposit restrictions.
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
Deposit Insurance and Assessments.  The deposits of Southside Bank are insured by the DIF of the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF.  The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum DRR of 1.35 percent of estimated insured deposits (which the FDIC has set at 2.0 percent each year since 2010), required that the fund reserve ratio reach 1.35 percent by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.
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
The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that (1) the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.  Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five capital categories.  Our management believes that we and our Bank subsidiary have the requisite capital levels to qualify as well-capitalized institutions under the FDICIA regulations.
If an institution fails to remain well capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result.  Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System, may not accept brokered deposits, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
The Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, as of December 31, 2021, regulators have yet to issue a final rule (or further guidance) on the topic.
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

On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “satisfactory.”  As of September 7, 2021, the most recent exam date, Southside Bank has a CRA rating of “outstanding.”
On March 19, 2020, the federal banking agencies issued a Joint Statement on CRA Considerations for Activities in Response to COVID-19 stressing that the agencies will give favorable consideration to financial institutions offering retail banking and lending activities tailored to the pandemic, both within a financial institution’s CRA assessment area, as well as broader statewide areas. Furthermore, on July 20, 2021, the federal banking agencies issued a joint statement emphasizing their commitment to work together to strengthen and modernize the CRA implementing regulations, though as of December 31, 2021, no amendments have been proposed by the agencies.
Branch Banking.  Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide.  Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area.  Similarly, under the interstate branching legal framework of the Dodd-Frank Act, out-of-state banks are more easily able to establish branches in Texas. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business.
Notably, de novo interstate branching by Southside Bank is also subject to the Dodd-Frank Act interstate branching rules.  All branching in which Southside Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.
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
The foregoing laws and regulations are amended periodically, and several have recently changed as a result of the COVID-19 pandemic. Most notably, on March 27, 2020, the CARES Act was enacted which, among other relief measures, provides a forbearance option for borrowers with federally-backed mortgage loans. The Bureau was particularly active during the COVID-19 pandemic, and adopted several amendments to Regulation Z. These included: (i) on April 29, 2020, the Bureau issued an interpretive rule clarifying that consumers can waive required waiting periods under TILA/RESPA, and Regulation Z rescission rules, so as to enable consumers to obtain mortgage credit more quickly; (ii) on October 26, 2020, the Bureau issued a final rule that amended the definition of “qualified mortgage loan” to expand the number of mortgage loans that will be exempted from the “ability to repay” consideration; and (iii) on February 17, 2021, the Bureau issued a final rule amending the asset-size threshold for purposes of determining when a creditor can be exempted from the requirement to establish an escrow account for higher-price mortgages. The Bureau also issued a “COVID-19 Mortgage Servicing Rule” on June 28, 2021, affording borrowers greater procedural safeguards designed to limit situations in which a servicer can initiate foreclosures.
In addition to the numerous amendments to consumer protection laws made in direct response to the COVID-19 pandemic, the federal banking agencies also published several statements intended to encourage the continued availability of bank products and services to consumers. For example, on March 26, 2020, the federal agencies issued a joint statement encouraging banks (i) to offer small dollar loans in response to the pandemic; and (ii) work with borrowers who may have difficulty repaying debt obligations as a result of COVID-19. The federal agencies and state financial regulators issued a joint policy statement on April 3, 2020, providing “regulatory flexibility” to mortgage lenders and servicers working with consumers adversely affected by COVID-19. A similar statement was issued on April 7, 2020, by the federal agencies encouraging banks to work with consumers on possible loan modification arrangements.
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
Anti-Money Laundering.  Southside Bank is subject to the regulations of the FinCEN, a bureau of the U.S. Department of the Treasury, which implements the Bank Secrecy Act, as amended by the USA PATRIOT Act and the Anti-Money Laundering Act of 2020.  The USA PATRIOT Act gives the federal government the power to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the USA PATRIOT Act includes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including state-chartered banks like Southside Bank. Most recently, the Anti-Money Laundering Act of 2020 expanded the coverage of the Bank Secrecy Act to include new categories of “financial institutions,” expanding the types of monetary transactions that must be monitored and reported, and increasing the enforcement authority of the U.S. Department of Justice with respect to federal anti-money laundering laws.
The Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Act of 2020, along with the related FinCEN regulations, impose numerous requirements with respect to financial institution operations, including the following:
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
•filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and
•requirements that bank regulators consider bank holding and bank compliance with federal anti-money laundering laws in connection with proposed merger or acquisition transactions.
In addition, FinCEN issued a final rule, which became effective on May 11, 2018, that requires covered financial institutions subject to certain exclusions and exemptions to identify and verify the identity of beneficial owners of legal entity customers. On August 13, 2020, the federal banking agencies issued a joint statement addressing the circumstances under which an agency will issue a mandatory “cease-and-desist” order to a regulated financial institution for failure to comply with its AML obligations, emphasizing that the “effectiveness” of a bank’s AML program will be the key factor in the agency's decision. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as Southside Bank, should incorporate these national priorities into their AML programs. As of December 31, 2021, no such regulations have been proposed.
Bank regulators routinely examine institutions for compliance with anti-money laundering obligations and have been active in imposing cease and desist and other regulatory orders, and money penalty sanctions, against institutions found to be violating these obligations. In addition, the Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and be required to report any identified relationships or transactions.
OFAC.  OFAC is responsible for helping to ensure that U.S. entities, including banks, do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals List.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Privacy and Data Security.  Under federal law, financial institutions are generally prohibited from disclosing consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required, subject to certain exceptions, to disclose their privacy policies to customers annually. To the extent state laws are more protective of consumer privacy, financial institutions must also comply with such state law privacy requirements.
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

ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our financial condition and business operations. The trading price of our securities could decline due to the materialization of any of these risks, and our shareholders may lose all or part of their investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K entitled “Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.
RISKS RELATED TO OUR BUSINESS
The novel coronavirus, COVID-19, has adversely affected our business, financial condition, results of operations and our liquidity and will likely continue to for the foreseeable future.
COVID-19 and related efforts to contain it have significantly disrupted supply chains and the labor markets, impacted interest rates and adversely affected business activity and the overall economic and financial markets.  As of December 31, 2021, economic conditions in Texas have returned close to pre-pandemic levels. Commercial activity has improved to levels close to those existing prior to the outbreak of the pandemic. While the overall outlook has improved based on the availability of the vaccine, the emergence of new variants of the virus have impeded the ability to fully resolve the pandemic and, as such, the risk of further economic disruptions and the possible reimplementation of business restrictions remains. Until the pandemic is fully controlled, the potential for adverse impact on our customers and the markets in which we operate and on our business, operations and financial condition is expected to remain elevated.
The Federal Reserve lowered the primary credit rate by 50 and 100 basis points on March 3 and March 15, 2020, respectively, for a total of 150 basis points to a range of 0 percent to 0.25 percent to mitigate the economic effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit, which has continued into 2022. Prolonged duration of reduced interest rates could negatively impact our net interest income, margin and future profitability and have a material adverse effect on our financial results. In addition, increasing interest rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. The continued economic impact of COVID-19 may also impair the ability of our borrowers to make their monthly loan payments, which would result in increases in delinquencies, declining collateral values, defaults, foreclosures and other losses on our loans as well as impact our operations and business. A protracted COVID-19 pandemic could further negatively affect the carrying amount of our goodwill, indefinite-lived intangibles and long-lived assets and result in realized losses on our financial assets. In addition, a decline in consumer confidence also could result in lower loan originations and decreases in deposits. It is not possible to predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume.
In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we modified our business practices, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. In compliance with social distancing guidelines issued by federal, state and local governments, we initially closed all of our grocery store branches. As stay-at-home orders were issued by local governments in our market areas to combat the spread of the virus, we closed all traditional lobbies and wealth management and trust offices to walk-in customers, however, most of these traditional locations were offering certain services by appointment only. All other banking services were available to customers through our drive-thrus, ATMs/ITMs and automated telephone, internet and mobile banking products. After careful consideration and implementation of additional safety precautions, all locations were reopened on June 1, 2020. We have since made adjustments to select branch hours and openings and other modified business practices, and we continue to closely monitor the COVID-19 situation. Approximately 45% of our workforce has remote working capabilities, however most of our workforce have returned to our office and branch locations. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. There is no assurance that these actions will be sufficient to successfully mitigate the risks presented by the pandemic or that our ability to operate will not be materially affected.
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as many of our employees are required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. The increased reliance on remote access to information systems increases our exposure to potential cybersecurity breaches as well as the information systems of our vendors or business partners. Further, should a significant number of our employees be required to quarantine, the attention of the management team could be diverted and our overall workforce could be significantly reduced.
Federal, state and local governments mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, we instituted a program to help customers financially impacted by COVID-19. This program included waiving certain fees and monthly service charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. During the first half 2021, we originated $112.3 million of additional PPP loans under the second round of PPP loans. Furthermore, there has been litigation against banks related to their participation in the PPP and other government stimulus programs, the costs and effects of which could be material to us.
The potential effects of COVID-19 and related variants also could impact and heighten many of our risk factors noted below, including, but not limited to: risks associated with information technology and systems, including service interruptions or security breaches; disruptions in services provided by third parties; projections related to U.S. agency MBS prepayments; changes in our management team or other key personnel and our ability to hire or retain key personnel; the analytical and forecasting models we use to estimate our credit losses and to measure the fair value of our financial instruments; our balance sheet strategy; our processes for managing risk; general political or economic conditions in the U.S.; economic conditions in the State of Texas; funding to provide liquidity; the failure to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting; the value of our goodwill and other intangible assets; declining crude oil prices; the impact of governmental regulation and supervision; the soundness of other financial institutions; and volatility in our stock price. However, as the COVID-19 pandemic persists and continues to evolve, the potential impacts to our risk factors that are further described below, remain uncertain.
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
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  At December 31, 2021, approximately 74.0% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
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
In addition, in response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. However, consumer technology in employees’ homes may not provide similar performance as commercial-grade technology in our offices. This, along with reliance on employees’ residential internet, could cause network, system, application, and communication limitations or instability, affecting customer experience for some departments. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other social engineering attacks targeted at employees working from home. Increased risk of unauthorized dissemination of confidential information, greater risk of privacy breach due to screen/voice/video conversation outside private office space, limited ability to restore the systems in the event of a system failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
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
Third parties provide key components of our business infrastructure, such as banking services, core processing and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct business. Technological or financial difficulties of one of our third-party service providers or their subcontractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches, including as a result of increased remote working, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations, and a successful attack or security breach at one or more of such third-party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may be held responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches or other disruptions. Failures in our business structure or in the structure of one or more of our third-party service providers could interrupt the operations or increase the cost of doing business.
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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including the rate of inflation, general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, interest rates, the yield curve, or market risk spreads, or a prolonged, flat or inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:
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
As noted above, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from Southside Bank. Southside Bank’s ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and Southside Bank, including the statutory requirement that we serve as a source of financial strength for Southside Bank, which limit the amount that may be paid as dividends without prior regulatory approval. Notably, in 2020, in direct response to potential adverse financial impacts caused by COVID-19, the Federal Reserve capped dividend payments and suspended share repurchases by several large banks (i.e., those with more than $50 billion in total assets). Though these restrictions were lifted by the Federal Reserve in 2021 (and not applicable to the Company or Southside Bank), these measures highlight the sensitivity of the bank regulators to the potential financial impacts of COVID-19. Additionally, if Southside Bank’s earnings are not sufficient to pay dividends to us while maintaining adequate capital levels, we may not be able to pay dividends to our shareholders. See “Supervision and Regulation — Holding Company Regulation — Dividends” included in this report.
We may not be able to attract and retain skilled personnel.
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The federal banking agencies have also issued comprehensive guidance on incentive compensation limitations, and jointly proposed additional restrictions in the future, which may impact our retention of qualified personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.
We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can be affiliated under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer certain products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Our competitors may have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can, including lower or discontinued fees, such as non-sufficient funds and overdraft fees.
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
The process we use to estimate our loan losses and to measure our retirement plan liabilities and the fair value of our financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances, as we have experienced and expect to continue to experience as a result of the on-going COVID-19 pandemic.  The adoption of CECL in 2020 increased the complexity of these analytical and forecasting models. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If the methodology we use for determining our loan losses are inadequate, our allowance for loan losses may not be sufficient to support future charge-offs.  If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. If the key assumptions and models used to measure the retirement plan liabilities and expense are inadequate, the liability may not accurately reflect the amount required to fund the benefit obligation.  Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
Our allowance for loan losses may be insufficient.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  This allowance represents management’s best estimate of expected losses that may occur over the contractual life of our current loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks expected in the loan portfolio considering historical losses, current conditions and reasonable and supportable forecasts.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and forecasted economic, political and regulatory conditions, including the impact of COVID-19; and unidentified losses expected in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Business and consumer customers of Southside Bank may be currently experiencing varying degrees of financial distress, which may continue over the coming months and may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and may increase our allowance for credit losses, particularly should businesses remain closed and should more customers draw on their lines of credit or seek additional loans to help finance their businesses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.
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
The state of the economy and various economic, social and political factors, including inflation, recession, pandemics, unemployment, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, including weakness in foreign sovereign debt and currencies, the United Kingdom’s exit from the European Union, hostile actions of foreign governments, and the economic impact of COVID-19, may directly and indirectly have a destabilizing effect on our financial condition and results of operations. Unfavorable or uncertain international, national or regional political or economic environments could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
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
As of December 31, 2021, we had $208.0 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and the cessation of LIBOR after 2021 may adversely affect the results of our operations.
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
We have a significant number of loans, derivative contracts, borrowings, deposits and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. We established an officer level committee to guide our transition from LIBOR and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure, and note that we have the option to have certain of our interest rate swaps fall back to an adjusted SOFR index. Additionally, we anticipate future federal legislation will address the transition for our trust preferred subordinated debentures. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We are evaluating existing systems and have begun offering alternative rates. We are no longer offering LIBOR indexed rates on newly originated loans. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Also, on December 7, 2021, the Bureau adopted its LIBOR Transition Rule, effective April 1, 2022, that may trigger additional disclosure requirements under fair lending laws governing a broad range of Southside Bank loan products.
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
At one point during 2014, the price per barrel of crude oil traded above $100. Since 2015 the market price of a barrel of crude oil has been extremely volatile. To partially mitigate this volatility, oil producers have found ways to reduce production costs. During 2020, as the pandemic unfolded and worldwide economic activity slowed dramatically, demand for crude oil immediately declined as did the price per barrel of crude oil, which at one point went negative. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. However, during 2021, the market rebounded significantly, and as of December 31, 2021, the price per barrel of crude oil was approximately $75.  As of December 31, 2021, energy loans comprised approximately 1.91% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  If oil prices decline for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Southside Bancshares, Inc., primarily through Southside Bank, and certain of its nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act, the Relief Act, the Basel III Capital Rules and the European Union’s General Data Protection Regulations. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, as implemented through the Bureau, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities.  In addition, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
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
On November 6, 2020, we issued $100.0 million of 3.875% fixed-to-floating rate subordinated notes, which mature in November 2030. On September 19, 2016, we issued $100.0 million of 5.50% fixed-to-floating subordinated notes, which we redeemed on September 30, 2021. On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of fixed-to-floating rate junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  On October 10, 2007, as part of an acquisition, we assumed $3.6 million of floating rate junior subordinated debentures to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that mature in 2035.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. This site also houses a banking center, a technology center, back office support areas and wealth management and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in University Center II and at 104 N. Temple, Diboll, Texas 75941. Additional wealth management and trust services are located at 2510 West Frank Street, Lufkin, Texas 75904. All of these locations are owned by Southside. As of December 31, 2021, Southside operated 56 branches which includes traditional full service branches and full service branches within grocery stores. These branches are located in the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas, Austin and Houston regions. Of the 56 branches, 37 are owned and 19 are leased. In addition to our branches, Southside also operates drive-thrus, wealth management and trust services or other financial services offices which Southside owns. Southside also owns 73 ATMs/ITMs located throughout our market areas.
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
SHAREHOLDERS
There were approximately 1,500 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 22, 2022.
DIVIDENDS
See the section captioned “Item 8.  Financial Statements and Supplementary Data - Note 13 – Shareholders’ Equity” in our consolidated financial statements included in this report for the amount of cash dividends we paid. Also, see “Item 1 - Business - Supervision and Regulation - Dividends” and “Item 7 - Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.
ISSUER SECURITY REPURCHASES
On March 12, 2020, our board of directors increased its authorization under the Stock Repurchase Plan, previously authorized in September 2019, by an additional 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares of Southside common stock. During 2021, all remaining authorized shares under the Stock Repurchase Plan were repurchased for a total of 938,484 shares repurchased at an average price per share of $36.39, however, no shares were purchased during the fourth quarter ended December 31, 2021. As of December 31, 2021, there was not an authorized Stock Repurchase Plan in place.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2021, 2020 or 2019 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated assuming that $100 was invested on December 31, 2016 and that all dividends are reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Southside Bancshares, Inc.
Russell 2000 Index
Peer Group
Index Value
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

		Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Southside Bancshares, Inc.	100.00	94.64	92.37	112.07	97.79	136.46
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
SBSI Peer Group Index*	100.00	103.63	89.43	107.50	109.34	139.27

*Peer group index includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), Hilltop Holdings (HTH), Independent Bank Group, Inc. (IBTX), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI) and Veritex Holdings, Inc. (VBTX).

Source : S&P Global Market Intelligence
© 2022

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2021, 2020 and 2019 and financial condition as of December 31, 2021 and 2020.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.
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
•the effect of changes in accounting policies and practices, including the CECL model;
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
Allowance for Credit Losses.  With the adoption of ASU 2016-13 on January 1, 2020, the allowance for credit losses includes credit losses on loans as well as the off-balance-sheet credit exposure, which is reported as a component of other liabilities on our consolidated balance sheets. The allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. The off-balance-sheet credit exposure is evaluated using the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. ASU 2016-13 replaced the previous incurred loss model which incorporated only known information as of the balance sheet date. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. Management selects models through which historical reserve factor estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with the probability of default and loss given default pools. Loss estimates revert to the long-term trend of each economic variable beyond the forecast period. Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. The allowance for credit losses is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, we evaluate a range of economic scenarios, including a more severe economic forecast scenario, with varying speeds of recovery. Selecting a different forecast could result in a significantly different estimated allowance for credit losses. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.
Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses - Loans and Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

NON-GAAP FINANCIAL MEASURES
Certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the following fully taxable-equivalent measures: Net interest income (FTE), net interest margin (FTE) and net interest spread (FTE), which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% to increase tax-exempt interest income to a tax-equivalent basis.  Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.
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
In the following table we present the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a 21% marginal tax rate for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest margin (FTE) and net interest spread (FTE).

	Years Ended December 31,
	2021	2020	2019
Net interest income (GAAP)	$189,557	$187,265	$169,805
Tax-equivalent adjustments:
Loans	2,920	2,752	2,490
Tax-exempt investment securities	10,045	8,812	5,148
Net interest income (FTE) (1)	$202,522	$198,829	$177,443

Average earning assets	$6,402,554	$6,486,444	$5,800,648

Net interest margin	2.96%	2.89%	2.93%
Net interest margin (FTE) (1)	3.16%	3.07%	3.06%

Net interest spread	2.80%	2.68%	2.58%
Net interest spread (FTE) (1)	3.01%	2.86%	2.71%
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
COVID-19 significantly disrupted supply chains, business activity and the overall economic and financial markets globally and in our footprint.  As of December 31, 2021, economic conditions in Texas have returned close to pre-pandemic levels. Commercial activity has resumed to levels close to those existing prior to the outbreak of the pandemic. While the overall outlook has improved based on the availability of the vaccine, the risk of further resurgence and possible reimplementation of restrictions remains. Until the pandemic fully subsides, the potential for adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated.
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of financial relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. As an SBA lender, we were well positioned to assist business customers in accessing funds available through the PPP implemented in April of 2020. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. The SBA began accepting applications for the second round of PPP loans on January 13, 2021, and we accepted new applications through April 6, 2021. During the first half 2021, we originated $112.3 million of additional PPP loans under this second round of PPP loans. At December 31, 2021, we had $31.0 million of approved PPP loans outstanding. On March 11, 2021, the American Rescue Plan was signed into law granting additional funds for unemployment benefits, individuals and other types of financial relief.
Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19-related challenges. As of December 31, 2021, there were no remaining loans with payment deferrals. The decrease in the COVID-19 modified loans are the result of the loans coming out of the deferral periods and resuming performance.
OPERATING RESULTS
During the year ended December 31, 2021, our net income increased $31.2 million, or 38.0%, to $113.4 million from $82.2 million for the same period in 2020. The increase in net income was a direct result of a reversal of provision for credit losses of $17.0 million compared to a large increase in the allowance for credit losses of $20.2 million in the same period in 2020. The decrease in the provision was primarily due to an improved economic forecast and improved asset quality. The increase in net income was also due to the $18.1 million decrease in interest expense, partially offset by the $15.8 million decrease in interest income, the $6.1 million increase in income tax expense and the $1.7 million increase in noninterest expense. Earnings per diluted common share increased $1.00, or 40.5%, to $3.47 for the year ended December 31, 2021, from $2.47 for the same period in 2020.
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

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the three-year period ended December 31, 2021.  This information should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2021	2020	2019
Summary Balance Sheet Data
Securities AFS, at estimated fair value	$2,764,325	$2,587,305	$2,358,597
Securities HTM, at carrying value	90,780	108,998	134,863
Loans	3,645,162	3,657,779	3,568,204
Total assets	7,259,602	7,008,227	6,748,913
Noninterest bearing deposits	1,644,775	1,354,815	1,040,112
Interest bearing deposits	4,077,552	3,577,507	3,662,657
Total deposits	5,722,327	4,932,322	4,702,769
FHLB borrowings	344,038	832,527	972,744
Subordinated notes, net of unamortized debt issuance costs	98,534	197,251	98,576
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	60,255	60,250
Shareholders’ equity	912,172	875,297	804,580
Summary Income Statement Data
Interest income	$215,987	$231,828	$240,787
Interest expense	26,430	44,563	70,982
Provision for (reversal of) credit losses (1)	(16,964)	20,201	5,101
Deposit services	26,368	24,359	26,038
Net gain on sale of securities AFS	3,862	8,257	756
Noninterest income	49,336	49,732	42,368
Noninterest expense	125,030	123,307	119,297
Net income	113,401	82,153	74,554
Per Common Share Data
Earnings-basic	$3.48	$2.47	$2.21
Earnings-diluted	3.47	2.47	2.20
Cash dividends declared and paid	1.37	1.30	1.26
Book value	28.20	26.56	23.79
Asset Quality
Allowance for loan losses	$35,273	$49,006	$24,797
Allowance for loan losses to total loans	0.97%	1.34%	0.69%
Net loan charge-offs	$771	$1,204	$7,323
Net loan charge-offs to average loans	0.02%	0.03%	0.21%
Nonperforming assets	$11,609	$17,480	$17,449
Nonperforming assets to:
Total loans	0.32%	0.48%	0.49%
Total assets	0.16%	0.25%	0.26%
Consolidated Capital Ratios
Common equity tier 1 capital	14.17%	14.68%	14.07%
Tier 1 risk-based capital	15.43%	16.08%	15.46%
Total risk-based capital	18.15%	21.78%	18.43%
Tier 1 leverage capital	10.33%	9.81%	10.18%
Average shareholders’ equity to average total assets	12.47%	11.55%	12.23%
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loan losses and the provision for off-balance-sheet credit exposures. Prior to the adoption of CECL, the provision for off-balance-sheet credit exposures was included in other noninterest expense.

FINANCIAL CONDITION
    Our total assets increased $251.4 million, or 3.6%, to $7.26 billion at December 31, 2021 from $7.01 billion at December 31, 2020. Our securities portfolio increased by $158.8 million, or 5.9%, to $2.86 billion, compared to $2.70 billion at December 31, 2020. The increase in our securities portfolio was comprised of an increase of $587.4 million in investment securities, partially offset by a decrease of $428.6 million in MBS as the composition of the securities portfolio continued to change as municipal bonds and, to a lesser extent, corporate bonds and U.S. Treasury Notes increased while MBS decreased. Our FHLB stock decreased $10.9 million, or 43.1%, to $14.4 million from $25.3 million at December 31, 2020, due to the decline in our FHLB borrowings during 2021, reducing the amount of FHLB stock we are required to hold.
Loans at December 31, 2021 were $3.65 billion, a decrease of $12.6 million, or 0.3%, compared to $3.66 billion at December 31, 2020. Our PPP loans, a component of the commercial loan category, decreased $183.8 million during the year due to forgiveness payments received for loans funded under the CARES Act. Excluding PPP loans, total loans increased $171.2 million, or 5.0%, due to increases of $302.4 million in commercial real estate loans, $45.7 million in commercial loans (excluding PPP loans) and $34.1 million in municipal loans. The increases were partially offset by decreases of $134.1 million in construction loans, $68.8 million in 1-4 family residential loans and $8.1 million in loans to individuals. Loans held for sale decreased $2.0 million, or 54.4%, to $1.7 million at December 31, 2021 from $3.7 million at December 31, 2020.
Our nonperforming assets at December 31, 2021 decreased $5.9 million, or 33.6%, to $11.6 million and represented 0.16% of total assets, compared to $17.5 million, or 0.25% of total assets, at December 31, 2020.  Nonaccruing loans decreased $5.2 million, or 67.1%, to $2.5 million, and the ratio of nonaccruing loans to total loans decreased to 0.07% at December 31, 2021, compared to 0.21% at December 31, 2020.  Restructured loans were $9.1 million at December 31, 2021, a decrease of 5.9%, from $9.6 million at December 31, 2020. There were no OREO properties as of December 31, 2021, compared to $106,000 at December 31, 2020.
Our deposits increased $790.0 million, or 16.0%, to $5.72 billion at December 31, 2021 from $4.93 billion at December 31, 2020. The increase was primarily driven by PPP loan disbursements and stimulus checks deposited during the first half of 2021, an increase in brokered deposits, and to a lesser extent, an increase in public fund deposits. During the year ended December 31, 2021, brokered deposits increased $156.9 million, or 113.7%, associated with funding our cash flow hedge swaps in place of the FHLB advances to obtain lower cost funding.
Total FHLB borrowings decreased $488.5 million, or 58.7%, to $344.0 million at December 31, 2021, from $832.5 million at December 31, 2020.
Our subordinated notes, net of unamortized debt issuance costs, decreased $98.7 million, or 50.0%, to $98.5 million at December 31, 2021 from $197.3 million at December 31, 2020. On November 6, 2020, we issued 3.875% coupon $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due on November 15, 2030. On September 30, 2021, we redeemed our 5.50% coupon $100.0 million subordinated notes due September 30, 2026. Refer to “Note 9 - Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the redemption of the subordinated notes.
Our total shareholders’ equity at December 31, 2021 increased 4.2%, or $36.9 million, to $912.2 million, or 12.6% of total assets, compared to $875.3 million, or 12.5% of total assets, at December 31, 2020. The increase in shareholders’ equity was the result of net income of $113.4 million, net issuance of common stock under employee stock plans of $7.2 million, stock compensation expense of $3.0 million and common stock issued under our dividend reinvestment plan of $1.4 million. These increases were partially offset by cash dividends paid of $44.6 million, the repurchase of $34.1 million of our common stock and other comprehensive loss of $9.4 million.
Economic conditions in our market areas are relatively strong with economic activity having quickly returned close to pre-pandemic levels. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries has had some impact on the level of economic growth. Overall, Texas continues to experience economic growth due to company relocations and expansions combined with overall population growth.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, inflation risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.

BALANCE SHEET STRATEGY
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes. Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding and funding sources. Changing interest rate environments and economic conditions require that we monitor the interest rate sensitivity of the assets, the funding driving our growth and closely align ALCO objectives accordingly.
During 2021 and 2020, the composition of our funding changed as we replaced approximately $700 million of our more interest rate sensitive funding sources, FHLB advances and brokered deposits, with lower cost non-maturity deposits, which increased $1.7 billion, or 51% during this period. At December 31, 2021, 95% of our remaining FHLB advances and brokered deposits were swapped at a fixed rate.
We utilize wholesale funding and securities to enhance overall profitability by maximizing the use of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the FHLB and the brokered funds market.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
Risks associated with this asset structure include a potentially lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in this report for a discussion of risks related to interest rates.  An additional risk is significant increases in interest rates, especially long-term interest rates, which could adversely impact the fair value of the AFS securities portfolio and could also impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.
Our securities portfolio increased from $2.70 billion at December 31, 2020 to $2.86 billion at December 31, 2021. The increase in the securities portfolio was in conjunction with our balance sheet strategy and ALCO objectives.
During 2021, the composition of the securities portfolio continued to change as municipal and corporate bonds increased while MBS decreased. The decrease in MBS was attributable to fewer MBS purchases and higher MBS prepayment speeds due to the significantly low interest rate environment. During the year ended December 31, 2021, we purchased $540.5 million in highly rated primarily Texas municipal securities, $262.4 million of which were taxable, $96.7 million in U.S. Treasury Notes, $61.3 million in investment grade subordinated debt and $13.1 million in U.S. Agency MBS. We sold approximately $35.1 million AFS electric utility revenue municipals due to electric utility company uncertainties caused by the severe winter storm in Texas during February. We also sold $82.8 million in U.S Agency MBS and $38.8 million in U.S. Treasury Notes. Sales of AFS securities for the year ended December 31, 2021, resulted in a net realized gain of $3.9 million.
At December 31, 2021, securities as a percentage of assets totaled 39.3%, compared to 38.5% at December 31, 2020, due to the $158.8 million, or 5.9%, increase in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are FHLB borrowings and brokered deposits. Our FHLB borrowings decreased 58.7%, or $488.5 million, to $344.0 million at December 31, 2021 from $832.5 million at December 31, 2020.
For the year ended December 31, 2021, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 11.8% from 20.2% at December 31, 2020. The decrease was due to the increase in our non-maturity deposits which were used to decrease FHLB borrowings.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs decreased $78.1 million, or 76.0%, from $102.8 million at December 31, 2020 to $24.7 million at December 31, 2021. At December 31, 2021, our brokered CDs had a weighted average cost of 25 basis points and remaining maturities of less than seven months. Our brokered non-maturity deposits increased to $270.1 million at December 31, 2021 from $35.1 million at December 31, 2020, with a weighted average cost of three basis points and 17 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $850 million, with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.

In connection with some of our wholesale funds, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with an interest rate tied to three-month LIBOR or to one-month LIBOR. In connection with $605.0 million and $670.0 million of the agreements outstanding at December 31, 2021 and 2020, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.10% with a remaining average weighted maturity of 3.2 years at December 31, 2021. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

RESULTS OF OPERATIONS
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. The adoption of CECL and the COVID-19 pandemic significantly impacted our results of operations in 2020 and 2021 and may continue to impact our results of operations into 2022.
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest income:
Loans	$144,803	$158,450	$170,288
Taxable investment securities	13,312	4,172	167
Tax-exempt investment securities	37,730	33,416	16,856
MBS	19,534	34,319	50,486
FHLB stock and equity investments	530	1,233	1,654
Other interest earning assets	78	238	1,336
Total interest income	215,987	231,828	240,787
Interest expense:
Deposits	9,404	24,648	44,565
FHLB borrowings	7,348	11,397	17,719
Subordinated notes	8,246	6,301	5,661
Trust preferred subordinated debentures	1,390	1,829	2,775
Repurchase agreements	42	226	133
Other borrowings	—	162	129
Total interest expense	26,430	44,563	70,982
Net interest income	$189,557	$187,265	$169,805
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities. Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2020, the Federal Reserve reduced target federal funds rate by 150 basis points to 25 basis points. During the second half of 2019, the Federal Reserve decreased the federal funds rate by 75 basis points. There were no changes to the federal funds rate during 2021, however, the Federal Reserve has indicated its intention to raise rates in March of 2022.
Net interest income was $189.6 million for the year ended December 31, 2021 compared to $187.3 million, an increase of $2.3 million, or 1.2%, compared to the same period in 2020. The increase in net interest income for the year ended December 31, 2021 was due to the decrease in interest expense on our interest bearing liabilities, partially offset by the decrease in interest income, both primarily a result of an overall decline in interest rates. Total interest expense decreased $18.1 million, or 40.7%, to $26.4 million for the year ended December 31, 2021, compared to $44.6 million for the same period in 2020. Total interest income decreased $15.8 million, or 6.8%, to $216.0 million for the year ended December 31, 2021, compared to $231.8 million for the same period in 2020. Our net interest margin (FTE), a non-GAAP measure, increased to 3.16% for the year ended December 31, 2021, compared to 3.07% for the same period in 2020, and our net interest spread (FTE), also a non-GAAP measure, increased to 3.01%, compared to 2.86% for the same period in 2020. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Years Ended December 31, 2021 Compared to 2020			Years Ended December 31, 2020 Compared to 2019
	Change Attributable to		Total Change	Change Attributable to		Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate		Average Volume	Average Yield/Rate
Interest income on:
Loans (1)	$(3,486)	$(9,945)	$(13,431)	$15,413	$(27,030)	$(11,617)
Loans held for sale	(34)	(14)	(48)	57	(16)	41
Taxable investment securities	9,412	(272)	9,140	4,025	(20)	4,005
Tax-exempt investment securities (1)	7,029	(1,482)	5,547	21,414	(1,190)	20,224
Mortgage-backed and related securities	(12,869)	(1,916)	(14,785)	(9,836)	(6,331)	(16,167)
FHLB stock, at cost, and equity investments	(376)	(327)	(703)	103	(524)	(421)
Interest earning deposits	83	(243)	(160)	(435)	(577)	(1,012)
Federal funds sold	—	—	—	(86)	—	(86)
Total earning assets	(241)	(14,199)	(14,440)	30,655	(35,688)	(5,033)
Interest expense on:
Savings accounts	235	(99)	136	184	(419)	(235)
CDs	(5,560)	(7,856)	(13,416)	679	(7,369)	(6,690)
Interest bearing demand accounts	1,150	(3,114)	(1,964)	940	(13,932)	(12,992)
FHLB borrowings	(4,052)	3	(4,049)	2,888	(9,210)	(6,322)
Subordinated notes, net of unamortized debt issuance costs	2,878	(933)	1,945	851	(211)	640
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(439)	(439)	—	(946)	(946)
Repurchase agreements	(57)	(127)	(184)	179	(86)	93
Other borrowings	(162)	—	(162)	240	(207)	33
Total interest bearing liabilities	(5,568)	(12,565)	(18,133)	5,961	(32,380)	(26,419)
Net change	$5,327	$(1,634)	$3,693	$24,694	$(3,308)	$21,386
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis assuming a marginal tax rate of 21%. See “Non-GAAP Financial Measures.”
The decrease in total interest income was primarily attributable to the decrease in the average yield on earning assets to 3.58% for the year ended December 31, 2021 from 3.75% for the year ended December 31, 2020, and to a lesser extent, the decrease in average earning assets of $83.9 million, or 1.3%. The decrease in the average yield on total earning assets during the year ended December 31, 2021 was a result of decreases in the short-term interest rate yield curve during the first half of 2021 and the tightening credit spreads that occurred primarily during the last half of 2020 and the first half of 2021. The decrease in average earning assets was primarily the result of the decrease in MBS and loans, partially offset by an increase in the investment securities.
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
The decrease in total interest expense for the year ended December 31, 2021 was attributable to an overall decline in interest rates paid on total interest bearing liabilities to 0.57% for the year ended December 31, 2021 from 0.89% for the year ended December 31, 2020, and the decrease in average interest bearing liabilities.
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
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and increased to 87.3% of total average deposits for the year ended December 31, 2021 from 76.2% for the year ended December 31, 2020 and 74.4% for the year ended December 31, 2019.
At December 31, 2021, our brokered CDs had remaining maturities of less than seven months.  At December 31, 2021, brokered CDs decreased to 0.4% of deposits compared to 2.1% of deposits at December 31, 2020, and 7.8% at December 31, 2019.  Our brokered non-maturity deposits increased to 4.7% of deposits at December 31, 2021 compared to 0.7% of deposits at December 31, 2020 and 0.1% at December 31, 2019. Our wholesale funding policy allows for maximum brokered deposits of $850 million. This brokered deposit maximum limit could increase or decrease depending on changes in ALCO objectives.  Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2021, 2020 and 2019.  The interest and related yields presented are on a fully taxable-equivalent basis and are therefore, non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,668,149	$147,667	4.03%	$3,750,657	$161,098	4.30%	$3,426,171	$172,715	5.04%
Loans held for sale	2,063	56	2.71%	3,254	104	3.20%	1,551	63	4.06%
Securities:
Taxable investment securities (2)	454,836	13,312	2.93%	133,785	4,172	3.12%	4,785	167	3.49%
Tax-exempt investment securities (2)	1,407,231	47,775	3.39%	1,201,385	42,228	3.51%	593,729	22,004	3.71%
Mortgage-backed and related securities (2)	793,300	19,534	2.46%	1,311,722	34,319	2.62%	1,665,686	50,486	3.03%
Total securities	2,655,367	80,621	3.04%	2,646,892	80,719	3.05%	2,264,200	72,657	3.21%
FHLB stock, at cost, and equity investments	37,549	530	1.41%	59,439	1,233	2.07%	55,752	1,654	2.97%
Interest earning deposits	39,426	78	0.20%	26,202	238	0.91%	50,252	1,250	2.49%
Federal funds sold	—	—	—	—	—	—	2,722	86	3.16%
Total earning assets	6,402,554	228,952	3.58%	6,486,444	243,392	3.75%	5,800,648	248,425	4.28%
Cash and due from banks	94,959			79,677			76,895
Accrued interest and other assets	670,062			664,511			547,241
Less: Allowance for loan losses	(43,064)			(50,807)			(25,608)
Total assets	$7,124,511			$7,179,825			$6,399,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$578,245	953	0.16%	$440,346	817	0.19%	$366,606	1,052	0.29%
CDs	663,789	3,635	0.55%	1,182,938	17,051	1.44%	1,149,171	23,741	2.07%
Interest bearing demand accounts	2,464,670	4,816	0.20%	2,061,805	6,780	0.33%	1,963,936	19,772	1.01%
Total interest bearing deposits	3,706,704	9,404	0.25%	3,685,089	24,648	0.67%	3,479,713	44,565	1.28%
FHLB borrowings	665,384	7,348	1.10%	1,032,269	11,397	1.10%	868,859	17,719	2.04%
Subordinated notes, net of unamortized debt issuance costs	171,857	8,246	4.80%	113,736	6,301	5.54%	98,491	5,661	5.75%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,258	1,390	2.31%	60,252	1,829	3.04%	60,248	2,775	4.61%
Repurchase agreements	22,257	42	0.19%	32,890	226	0.69%	10,294	133	1.29%
Other borrowings	—	—	—	59,050	162	0.27%	5,351	129	2.41%
Total interest bearing liabilities	4,626,460	26,430	0.57%	4,983,286	44,563	0.89%	4,522,956	70,982	1.57%
Noninterest bearing deposits	1,516,682			1,277,011			1,017,836
Accrued expenses and other liabilities	93,136			90,548			76,017
Total liabilities	6,236,278			6,350,845			5,616,809
Shareholders’ equity	888,233			828,980			782,367
Total liabilities and shareholders’ equity	$7,124,511			$7,179,825			$6,399,176
Net interest income (FTE)		$202,522			$198,829			$177,443
Net interest margin (FTE)			3.16%			3.07%			3.06%
Net interest spread (FTE)			3.01%			2.86%			2.71%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of December 31, 2021, 2020 and 2019, loans totaling $2.5 million, $7.7 million and $5.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR CREDIT LOSSES
For the year ended December 31, 2021, there was a reversal of provision for credit losses of $17.0 million, compared to a provision for credit losses of $20.2 million and $5.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease in provision expense for the year ended December 31, 2021, compared to 2020, was primarily reflective of an improved economic forecast and improved asset quality based on known and knowable information as of December 31, 2021. The increase in provision expense for the year ended December 31, 2020, compared to 2019, was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology, including the potential for credit deterioration.
As of December 31, 2021, and 2020, our reviews of the loan portfolio indicated that loan loss allowances of $35.3 million and $49.0 million, respectively, were appropriate to cover expected credit losses in the portfolio. See the section captioned “Allowance for Credit Losses - Loans” elsewhere in this discussion for further analysis of the provision for credit losses for loans.
The balance of the allowance for off-balance-sheet credit exposures at December 31, 2021 and 2020, was $2.4 million and $6.4 million, respectively, and is included in other liabilities. See the section captioned “Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures” elsewhere in this discussion for further analysis of the provision for credit losses for off-balance-sheet credit exposures.
The following table details the provision for (reversal of) loan losses and provision for (reversal of) off-balance-sheet credit exposures for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	2021	Increase (Decrease)		2020	Increase (Decrease)		2019
Provision for (reversal of) loan losses	$(12,962)	$(33,072)	(164.5)%	$20,110	$15,009	294.2%	$5,101
Provision for (reversal of) off-balance-sheet credit exposures (1)	(4,002)	(4,093)	(4,497.8)%	91	91	100.0%	—
Total provision for (reversal of) credit losses	$(16,964)	$(37,165)	(184.0)%	$20,201	$15,100	296.0%	$5,101
(1)We adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020. Prior to 2020, provisions for (reversals of) off-balance-sheet credit exposures where included in other noninterest expense. For the year ended December 31, 2019, the reversal of provision for off-balance-sheet credit exposures, included in other noninterest expense, was $435,000.

NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	2021	Increase (Decrease)		2020	Increase (Decrease)		2019
Deposit services	$26,368	$2,009	8.2%	$24,359	$(1,679)	(6.4)%	$26,038
Net gain on sale of securities AFS	3,862	(4,395)	(53.2)%	8,257	7,501	992.2%	756
Gain on sale of loans	1,641	(1,131)	(40.8)%	2,772	2,263	444.6%	509
Trust fees	5,959	826	16.1%	5,133	(1,136)	(18.1)%	6,269
BOLI	2,618	64	2.5%	2,554	247	10.7%	2,307
Brokerage services	3,383	1,112	49.0%	2,271	191	9.2%	2,080
Other noninterest income	5,505	1,119	25.5%	4,386	(23)	(0.5)%	4,409
Total noninterest income	$49,336	$(396)	(0.8)%	$49,732	$7,364	17.4%	$42,368

The 0.8% decrease in noninterest income for the year ended December 31, 2021, when compared to the same period in 2020, was due to decreases in net gain on sale of securities AFS and gain on sale of loans, partially offset by increases in deposit services income, other noninterest income, brokerage services income and trust fees. The 17.4% increase in noninterest income for the year ended December 31, 2020, when compared to the same period in 2019, was primarily due to the increases in net gain on sale of securities AFS and gain on sale of loans, partially offset by decreases in deposit services income and trust fees.
The increase in deposit services income for the year ended December 31, 2021, when compared to the same period in 2020, was primarily the result of increases in debit card income and service charges on commercial deposit accounts, partially offset by a decrease in overdraft income due to an increase in funds available to customers through government issued stimulus checks and PPP loans. The increase in debit card income was the result of an increase in debit card transactions for the year ended December 31, 2021. The decrease in deposit services income for the year ended December 31, 2020, when compared to the same period in 2019, was primarily the result of a decrease in overdraft income due to a general decline in customer spending activity driven by the economic impact of COVID-19, as well as an increase in funds available to customers through government issued stimulus checks and additional unemployment benefits.
During the year ended December 31, 2021, we sold MBS, municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $3.9 million. During the year ended December 31, 2020, we sold primarily MBS, municipal securities and corporate bonds that resulted in a net gain on sale of AFS securities of $8.3 million. During the year ended December 31, 2019, we sold Texas municipal securities and MBS that resulted in a net gain on sale of AFS securities of $756,000.
Gain on sale of loans decreased for the year ended December 31, 2021, when compared to the same period in 2020, and increased for the year ended December 31, 2020, when compared to the same period in 2019. Overall mortgage loan production increased during 2020 and into 2021 as a result of lower interest rates, however, the volume of loans we decided to sell decreased for the year ended December 31, 2021, when compared to the same period in 2020.
The increase in trust fees for the year ended December 31, 2021, when compared to the same period in 2020, was primarily due to an increase in assets under management. The market value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, increased 4.4% during 2021 and were approximately $1.65 billion at December 31, 2021, compared to $1.58 billion at December 31, 2020. The decrease in trust fees for the year ended December 31, 2020, when compared to the same period in 2019, was primarily due to a decrease in assets under management to approximately $1.58 billion at December 31, 2020, compared to $1.72 billion at December 31, 2019.
The increase in BOLI income during the year ended December 31, 2020, when compared to the same period in 2019, was due to $12.5 million in additional BOLI purchased during the second quarter of 2020.
Brokerage services income increased for the year ended December 31, 2021, when compared to the same period in 2020, due to growth in our client base and recurring revenue.

Other noninterest income increased for the year ended December 31, 2021, when compared to the same period in 2020, primarily due to increases in mortgage servicing fee income and swap fee income, partially offset by decreases in mortgage derivative income.
NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	2021	Increase (Decrease)		2020	Increase (Decrease)		2019
Salaries and employee benefits	$79,892	$2,667	3.5%	$77,225	$3,494	4.7%	$73,731
Net occupancy	14,239	(130)	(0.9)%	14,369	1,241	9.5%	13,128
Advertising, travel & entertainment	2,367	220	10.2%	2,147	(817)	(27.6)%	2,964
ATM expense	1,166	148	14.5%	1,018	124	13.9%	894
Professional fees	4,015	(209)	(4.9)%	4,224	(493)	(10.5)%	4,717
Software and data processing	5,675	718	14.5%	4,957	420	9.3%	4,537
Communications	2,233	249	12.6%	1,984	43	2.2%	1,941
FDIC insurance	1,807	683	60.8%	1,124	265	30.8%	859
Amortization of intangibles	2,849	(768)	(21.2)%	3,617	(801)	(18.1)%	4,418
Loss on redemption of subordinated notes	1,118	1,118	100.0%	—	—	—	—
Other noninterest expense	9,669	(2,973)	(23.5)%	12,642	534	4.4%	12,108
Total noninterest expense	$125,030	$1,723	1.4%	$123,307	$4,010	3.4%	$119,297

The increase in noninterest expense for the year ended December 31, 2021, compared to the same period in 2020, was the result of increases in salaries and employee benefits, a loss on the redemption of subordinated notes, increases in software and data processing expense and FDIC insurance, partially offset by decreases in other noninterest expense and amortization of intangibles. The increase in noninterest expense for the year ended December 31, 2020, compared to the same period in 2019, was the result of increases in salaries and employee benefits, net occupancy expense, other noninterest expense, software and data processing expense and FDIC insurance, partially offset by decreases in advertising, travel and entertainment expense, amortization of intangibles and professional fees.
Salaries and employee benefits expense increased during the year ended December 31, 2021, compared to the same period in 2020, due to increases in direct salary expense and health insurance expense, partially offset by a decrease in retirement expense. Salaries and employee benefits expense increased during the year ended December 31, 2020, compared to the same period in 2019, due to increases in direct salary expense and retirement expense, partially offset by a decline in health insurance expense.
Direct salary expense increased $2.9 million, or 4.4%, for the year ended December 31, 2021, compared to the same period in 2020, primarily due to normal salary increases effective in the first quarter of 2021. Direct salary expense increased $2.5 million, or 4.0%, for the year ended December 31, 2020, compared to the same period in 2019, due to normal salary increases effective in the first quarter of 2020, and to a lesser extent, the addition of several new commercial lenders.
Health and life insurance expense, included in salaries and employee benefits, increased $1.7 million, or 23.3%, for the year ended December 31, 2021 compared to the same period in 2020 due to an increase in health claims expense. For the year ended December 31, 2020, health and life insurance expense decreased $833,000, or 10.4%, compared to the same period in 2019, due to decreases in both health claims expense and health plan administrative costs. We have a self-insured health plan which is supplemented with a stop loss insurance policy. Health insurance costs are rising nationwide and these costs may continue to increase during 2022.
Retirement expense, included in salaries and employee benefits, decreased $1.9 million, or 31.5%, for the year ended December 31, 2021, compared to the same period in 2020. The decrease was due to the freeze of the Retirement Plan and Restoration Plan to further benefit accruals as of December 31, 2020, which resulted in no defined benefit plan service cost expense in 2021. Deferred compensation plan expense also decreased for the year ended December 31, 2021. These decreases were partially offset by increases in our 401(k) Plan matching expense and split dollar agreement expense. For the year ended December 31, 2020, retirement expense increased $1.9 million, or 46.4%, compared to the same period in 2019. The increase was due to increases in our deferred compensation plan expense, defined benefit expense, 401(k) Plan matching expense, ESOP expense and split dollar agreement expense. The increase in deferred compensation expense was due to entry into additional deferred compensation agreements. The increase in the defined benefit expense was due primarily to the decrease in the discount rate associated with the re-measurement of the defined benefit plan at June 30, 2020 in connection with freezing the defined benefit plan to further benefit accruals as of December 31, 2020. The increase in 401(k) Plan matching expense was related to an increase in eligible matching participants during the second quarter of 2020.
Net occupancy expense increased during the year ended December 31, 2020, compared to the same period in 2019, due to increased depreciation, rent expense and other occupancy related expense primarily associated with relocating a branch location and the early termination of three branch leases.
Advertising, travel and entertainment expense increased during the year ended December 31, 2021, compared to the same period in 2020, primarily due to increased activity as travel restrictions eased during 2021 and increased media advertising. Advertising, travel and entertainment expense decreased during the year ended December 31, 2020, compared to the same period in 2019, primarily due to decreases in travel, meals and entertainment and media advertising as a result of COVID-19.
ATM expense increased for the year ended December 31, 2021, compared to the same period in 2020, and increased for the year ended December 31, 2020, compared to the same period in 2019, due to higher ATM maintenance expense as new ATMs and ITMs were put into service and hardware upgrades were completed.
For the year ended December 31, 2020, professional fees decreased compared to the same period in 2019, due to lower legal expense and other professional fees.
Software and data processing expense increased for the year ended December 31, 2021, compared to the same period in 2020, and increased for the year ended December 31, 2020, compared to the same period in 2019, due to entry into several new software contracts and increases in contract renewal costs.
Communications expense increased for the year ended December 31, 2021, when compared to the same periods in 2020, driven by an increase in phone and internet costs.
FDIC insurance increased for the year ended December 31, 2021, compared to the same period in 2020, and increased for the year ended December 31, 2020, compared to the same period in 2019, primarily due to a small bank assessment credit issued by the FDIC and utilized in the second half of 2019 and the first half of 2020.
Amortization of intangibles decreased for the year ended December 31, 2021, compared to the same period in 2020, and decreased for the year ended December 31, 2020, compared to the same period in 2019, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $856,000 and debt issuance costs of $251,000 associated with the notes at the time of redemption on September 30, 2021.
Other noninterest expense decreased for the year ended December 31, 2021, compared to the same period in 2020, primarily due to the impact of the freeze and remeasurement of the Retirement Plan and Restoration Plan in 2020 and a decrease in losses on retired assets associated with a branch closure and branch right sizing during the year ended December 31, 2020. For the year ended December 31, 2020, other noninterest expense increased, compared to the same period in 2019 primarily due to retirement expense related to the Retirement Plan and the Restoration Plan freeze and remeasurement during the second quarter of 2020, as well as a curtailment on the Acquired Retirement Plan.

    INCOME TAXES
Pre-tax income for the year ended December 31, 2021 was $130.8 million compared to $93.5 million for the year ended December 31, 2020, and $87.8 million for the year ended December 31, 2019.
Income tax expense was $17.4 million for the year ended December 31, 2021 and represented an increase of $6.1 million, or 53.7%, compared to the year ended December 31, 2020, and decreased $1.9 million, or 14.3%, to $11.3 million for the year ended December 31, 2020, compared to $13.2 million for the year ended December 31, 2019.  The ETR as a percentage of pre-tax income was 13.3% in 2021, 12.1% in 2020 and 15.1% in 2019. The increase in the ETR for the year ended December 31, 2021, compared to the same period in 2020, was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income. The increase in the income tax expense for the year ended December 31, 2021 is primarily due to the increase in pre-tax income in 2021 and the increase in the ETR. The decrease in the income tax expense and ETR for the year ended December 31, 2020, compared to the same period in 2019, was mainly due to an increase in tax-exempt income as a percentage of pre-tax income.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax liability totaled $17.8 million at December 31, 2021, compared to $15.5 million in 2020. The increase in the net deferred tax liability is primarily the result of an increase in the fair value of the net derivative liability as well as an increase in reversal of provision for credit losses, offset by a decrease in unrealized gains in the AFS securities portfolio. See “Note 15 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at December 31, 2021 or December 31, 2020, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin.
Total loans as of December 31, 2021 decreased $12.6 million, or 0.3%, and the average loan balance outstanding for the year decreased $82.5 million, or 2.2%, compared to 2020.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. During 2021 and 2020, we originated $112.3 million and $310.5 million, respectively, of PPP loans included in our commercial loan portfolio with a remaining amortized cost basis at December 31, 2021 and 2020 of $31.0 million and $214.8 million, respectively, representing a decrease of $183.8 million due to forgiveness payments received from loans funded under the CARES Act.
Excluding PPP loans, total loans increased $171.2 million, or 5.0%, due to increases of $302.4 million in commercial real estate loans, $45.7 million in commercial loans (excluding PPP loans) and $34.1 million in municipal loans. The increases were partially offset by decreases of $134.1 million in construction loans, $68.8 million in 1-4 family residential loans and $8.1 million in loans to individuals.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2021, was approximately $198.3 million.  Our largest loan relationship at December 31, 2021 was approximately $132.7 million.
The average yield on loans for the year ended December 31, 2021 decreased to 4.03%, compared to 4.30% for the year ended December 31, 2020.  This decrease was due to the lower interest rate environment during 2021.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
For purposes of this discussion, our loans are divided into real estate loans, commercial loans, municipal loans and loans to individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2021, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $2.70 billion in real estate loans, $651.1 million, or 24.1%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.
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
Our 1-4 family residential loans generally have maturities ranging from 15 to 30 years.  These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan. Our 1-4 family residential loans are made at both fixed and adjustable interest rates.
Underwriting for 1-4 family residential loans includes debt-to-income analysis, credit history analysis, appraised value and down payment considerations. Changes in the market value of real estate can affect the potential losses in the portfolio.
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2021, these loans totaled $109.1 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2021, commercial real estate loans consisted of $1.37 billion of owner and non-owner occupied real estate loans, $209.7 million of loans secured by multi-family properties and $21.8 million of loans secured by farmland.
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
Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at December 31, 2021 and 2020 of $31.0 million and $214.8 million, respectively.
Commercial loans decreased $138.1 million, to $419.0 million as of December 31, 2021, due entirely to a $183.8 million decrease in PPP loans as of December 31, 2021 resulting from forgiveness payments received for loans funded under the CARES Act.
MUNICIPAL LOANS
We make loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts increased $34.1 million, to $443.1 million as of December 31, 2021, when compared to 2020.

LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2021, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $54.5 million, or 63.4%, of total loans to individuals.
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
LOAN PORTFOLIOS MOST AT RISK DUE TO ECONOMIC STRESS RESULTING FROM IMPACT OF COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have experienced a recovery during 2021 following a significant reduction primarily reflective of the economic impact of COVID-19. We cannot predict whether current economic conditions or oil prices will improve, remain the same or decline.
As of December 31, 2021, the Company’s exposure to the oil and gas industry totaled $69.7 million, or 1.91% of gross loans, a decrease of $34.9 million, or 33.3%, from December 31, 2020 year-end levels, and consisted primarily of (i) support/service loans of 1.15%, (ii) upstream of 0.53%, (iii) downstream of 0.15%, and (iv) midstream of 0.08%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	December 31,
	2021	2020
Oil and gas related loans	$69,688	$104,548
Oil and gas related loans as a % of loans	1.91%	2.86%
Classified oil and gas related loans	$4,104	$6,385
Classified oil and gas related loans as a % of oil and gas related loans	5.89%	6.11%
Nonaccrual oil and gas related loans	$334	$620
Net (recoveries) charge-offs for oil and gas related loans	$(7)	$7
Allowance for oil and gas related loans as a % of oil and gas loans	1.19%	1.36%

As of December 31, 2021, economic conditions in Texas have returned close to pre-pandemic levels. Commercial activity has improved to levels close to those existing prior to the outbreak of the pandemic. When the pandemic occurred, in addition to the oil and gas industry, we considered the sectors set forth in the table below to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of December 31, 2021 (dollars in thousands). As of December 31, 2021, our customers in these industries have not experienced long-term business disruptions initially thought possible. We are however continuing to monitor these customers closely.

	December 31, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$384,381	10.54%	—
Retail goods and services	72,650	1.99%	0.20%
Hotels	61,992	1.70%	14.33%
Food services	45,019	1.24%	4.33%
Arts, entertainment and recreation	6,039	0.17%	2.95%
Total	$570,081	15.64%	1.96%

	December 31, 2020
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$342,919	9.38%	0.02%
Retail goods and services	82,936	2.27%	9.12%
Hotels	69,578	1.90%	—
Food services	35,502	0.97%	—
Arts, entertainment and recreation	9,206	0.25%	3.80%
Total	$540,141	14.77%	1.48%
(1)    Sector classified loans as a percentage of sector total loans.
(2)    Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following tables represent loan maturities and sensitivity to changes in interest rates for our loans (dollars in thousands).  The amounts of these loans outstanding at December 31, 2021, which, based on maturity, are due in (1) one year or less, (2) more than one year but less than five years, (3) more than five years but less than 15 years, and (4) more than 15 years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less	After One but Within Five Years	After Five Years Within 15 Years	After 15 Years	Total
Real estate loans:
Construction	$127,719	$221,887	$42,538	$55,716	$447,860
1-4 family residential	2,435	32,555	174,364	441,786	651,140
Commercial	108,461	865,116	521,070	103,525	1,598,172
Commercial loans	88,734	299,278	30,528	458	418,998
Municipal loans	3,678	77,296	223,084	139,020	443,078
Loans to individuals	11,154	56,301	18,219	240	85,914
Total loans	$342,181	$1,552,433	$1,009,803	$740,745	$3,645,162

Loans with maturities after one year for which:	Interest Rates are Fixed or Predetermined	Interest Rates are Floating or Adjustable
Real estate loans:
Construction	$71,446	$248,695
1-4 family residential	509,771	138,934
Commercial	597,028	892,683
Commercial loans	149,898	180,366
Municipal loans	428,913	10,487
Loans to individuals	74,313	447
Total loans	$1,831,369	$1,471,612

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. These loans totaled $28.3 million and $32.2 million and represented 3.1% and 3.7% of shareholders’ equity as of December 31, 2021 and 2020, respectively.
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
Total nonperforming assets at December 31, 2021 were $11.6 million representing a decrease of $5.9 million, or 33.6%, from $17.5 million at December 31, 2020.  From December 31, 2020 to December 31, 2021, nonaccrual loans decreased $5.2 million, or 67.1%, to $2.5 million with decreases in all of the loan categories in nonaccrual status during the year.  Restructured loans decreased $573,000, or 5.9%, to $9.1 million. There were no OREO properties or repossessed assets as of December 31, 2021. As of December 31, 2020, there were $106,000 in OREO properties and $14,000 in repossessed assets. Included in total nonperforming assets are $10.2 million and $10.6 million of loans classified as TDRs at December 31, 2021 and 2020, respectively.
The following table sets forth nonperforming assets and selected asset quality ratios for the periods presented (dollars in thousands):

	December 31,
	2021	2020
Nonaccrual loans	$2,536	$7,714
Accruing loans past due more than 90 days	—	—
TDR loans	9,073	9,646
OREO	—	106
Repossessed assets	—	14
Total nonperforming assets	$11,609	$17,480

Total loans	$3,645,162	$3,657,779
Allowance for loan losses at end of period	35,273	49,006

Ratio of nonaccruing loans to:
Total loans	0.07%	0.21%
Ratio of nonperforming assets to:
Total assets	0.16%	0.25%
Total loans	0.32%	0.48%
Total loans and OREO	0.32%	0.48%
Total loans, excluding PPP loans, and OREO	0.32%	0.51%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,390.89%	635.29%
Nonperforming assets	303.84%	280.35%
Total loans	0.97%	1.34%
Total loans, excluding PPP loans	0.98%	1.42%

Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.
We reversed $15,000 of interest income on nonaccrual loans during the year ended December 31, 2021. We had $1.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2021.

ALLOWANCE FOR CREDIT LOSSES - LOANS
The following table presents information regarding changes in the allowance for loan losses for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance of allowance for loan losses at beginning of period	$49,006	$24,797	$27,019
Impact of CECL adoption - cumulative effect adjustment	—	5,072	—
Impact of CECL adoption - purchased loans with credit deterioration	—	231	—
Total loan charge-offs	(2,751)	(2,854)	(8,933)
Total recovery of loans previously charged-off	1,980	1,650	1,610
Net loan charge-offs	(771)	(1,204)	(7,323)
Provision for (reversal of) loan losses	(12,962)	20,110	5,101
Allowance for loan losses at end of period	$35,273	$49,006	$24,797
Our allowance for loan losses was $35.3 million at December 31, 2021, or 0.97% of loans, a decrease of $13.7 million, or 28.0%, compared to $49.0 million at December 31, 2020.  The decrease is due to an improved economic forecast and improved asset quality.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast based on known and knowable information as of December 31, 2021.
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
As of December 31, 2021, our review of the loan portfolio indicated that an allowance for loan losses of $35.3 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
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
The following table presents the allocation of allowance for loan losses for the years presented (dollars in thousands):

	December 31,
	2021		2020
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real estate loans:
Construction	$3,787	12.3%	$6,490	15.9%
1-4 family residential	1,866	17.9%	2,270	19.7%
Commercial	26,980	43.8%	35,709	35.4%
Commercial loans	2,397	11.5%	4,107	15.2%
Municipal loans	47	12.1%	46	11.2%
Loans to individuals	196	2.4%	384	2.6%
Ending balance	$35,273	100.0%	$49,006	100.0%

The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

	Years Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding

Real estate loans:
Construction	$2	$529,914	—	$(12)	$612,328	—	$12	$605,724	—
1-4 family residential	(61)	681,332	(0.01)%	(120)	760,132	(0.02)%	(58)	785,405	(0.01)%
Commercial	87	1,445,579	0.01%	69	1,335,782	0.01%	(5,134)	1,195,954	(0.43)%
Commercial loans	(330)	499,295	(0.07)%	(513)	560,594	(0.09)%	(912)	379,632	(0.24)%
Municipal loans	—	421,761	—	—	384,860	—	—	358,323	—
Loans to individuals	(469)	90,268	(0.52)%	(628)	96,961	(0.65)%	(1,231)	101,133	(1.22)%
Total	$(771)	$3,668,149	(0.02)%	$(1,204)	$3,750,657	(0.03)%	$(7,323)	$3,426,171	(0.21)%

For the year ended December 31, 2021, net loan charge-offs decreased $433,000, or 36.0%, to $771,000, compared to $1.2 million for the same period in 2020. For the year ended December 31, 2020, net loan charge-offs decreased $6.1 million, or 83.6%, to $1.2 million, compared to $7.3 million for the same period in 2019, primarily due to a decrease in net charge-offs of $5.2 million for commercial real estate loans.
See “Note 5 – Loans and Allowance for Loan Losses” in our consolidated financial statements included in this report.

ALLOWANCE FOR CREDIT LOSSES - OFF-BALANCE-SHEET CREDIT EXPOSURES
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Balance at beginning of period	$6,386	$1,455	$1,890
Impact of CECL adoption	—	4,840	—
Provision for (reversal of) off-balance-sheet credit exposures	(4,002)	91	(435)
Balance at end of period	$2,384	$6,386	$1,455
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  The reversal of provision for the year ended December 31, 2021 of $4.0 million, compared to a provision of $91,000 for the year ended December 31, 2020, was primarily due to an improved economic forecast. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

SECURITIES ACTIVITY
Our securities portfolio plays a primary role in the management of our interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.
Refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 4 – Securities” to our consolidated financial statements included in this report for a detailed description of our accounting related to our debt and equity securities.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2021, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 39.7% compared to loans, which were 50.2% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
Our MBS are all insured or guaranteed by U.S. government agencies and corporations. Our MBS include CMOs, which were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages. MBS generally may be prepaid at any time without penalty and can result in significantly increased price and yield volatility.  Most of our MBS were purchased at a premium and should they prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total unamortized premium for our MBS decreased to $7.0 million at December 31, 2021 compared to $17.0 million at December 31, 2020.
Our investment securities consist primarily of state and political subdivision (municipal bonds) and to a lesser extent corporate bonds. Most of our municipal bonds were issued by the State of Texas or political subdivisions or agencies within the State of Texas and are highly rated. All of our corporate bonds are subordinated debt issued by investment grade U.S. banks.
During 2021, we primarily sold municipal securities, mortgage related securities, treasury notes and corporate bonds that resulted in an overall gain of $3.9 million. During 2020, the sale of AFS securities resulted in an overall gain of $8.3 million.  During 2019, the sale of these AFS securities resulted in an overall gain of $756,000.
The combined investment securities, MBS, FHLB stock and other investments increased to $2.88 billion at December 31, 2021, compared to $2.73 billion at December 31, 2020, an increase of $147.9 million, or 5.4%.  The increase is primarily a result of an increase in our investment securities portfolio of $587.4 million, or 35.4%, partially offset by a decrease in our MBS of $428.6 million, or 41.3%, and a decrease in FHLB stock of $10.9 million, or 43.1%, as of December 31, 2021 when compared to December 31, 2020.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2021 was $2.86 billion, which represented a net unrealized gain as of that date of $113.1 million.  The net unrealized gain was comprised of $118.1 million in unrealized gains and $5.0 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2021 was $2.76 billion, which included a net unrealized gain of $108.7 million.  The net unrealized gain was comprised of $113.7 million of unrealized gains and $5.0 million of unrealized losses.  The majority of the $5.0 million of unrealized losses is reflected in our state and political subdivisions. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates and is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
    From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the years ended December 31, 2021, 2020, or 2019. There were no sales from the HTM portfolio during the years ended December 31, 2021, 2020 or 2019.  There were $90.8 million and $109.0 million of securities classified as HTM at December 31, 2021 and 2020, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2021 AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
U.S. Treasury	$—	—	$19,960	0.88%	$—	—	$38,917	1.68%
State and political subdivisions	—	—	11,144	4.33%	35,392	3.67%	2,005,400	3.04%
Corporate bonds and other	—	—	16,920	4.66%	63,123	3.93%	55,489	3.38%
MBS:
Residential	—	—	1,203	4.28%	9,828	4.36%	415,319	2.59%
Commercial	—	—	79,217	2.60%	7,739	3.19%	4,674	0.78%
Total	$—	—	$128,444	2.77%	$116,082	3.84%	$2,519,799	2.95%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$—	—	$509	2.82%	$279	3.36%	$—	—
MBS:
Residential	—	—	43	5.01%	29	5.90%	38,572	3.64%
Commercial	—	—	15,485	2.51%	26,317	2.86%	9,546	2.75%
Total	$—	—	$16,037	2.53%	$26,625	2.87%	$48,118	3.47%

At December 31, 2021, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits, FHLB borrowings, federal funds purchased and repurchase agreements to assist with our funding needs. Deposits provide us with our primary source of funds and the following table sets forth average deposits and rates paid by category (dollars in thousands):

	Years Ended December 31,
	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts	$2,464,670	0.20%	$2,061,805	0.33%	$1,963,936	1.01%
Savings accounts	578,245	0.16%	440,346	0.19%	366,606	0.29%
CDs	663,789	0.55%	1,182,938	1.44%	1,149,171	2.07%
Total interest bearing deposits	3,706,704	0.25%	3,685,089	0.67%	3,479,713	1.28%
Noninterest bearing demand deposits	1,516,682	N/A	1,277,011	N/A	1,017,836	N/A
Total deposits	$5,223,386	0.18%	$4,962,100	0.50%	$4,497,549	0.99%

The table below sets forth the maturity distribution of CDs greater than $250,000 (in thousands):

	December 31, 2021	December 31, 2020
Time deposits otherwise uninsured with a maturity of:
Three months or less	$67,839	$129,875
Over three to six months	55,885	57,131
Over six to twelve months	82,296	80,744
Over twelve months	32,120	26,271
Total CDs greater than $250,000	$238,140	$294,021
Estimated amount of uninsured deposits, including related accrued interest were $2.49 billion and $2.17 billion at December 31, 2021 and 2020, respectively.
Brokered deposits consist of CDs and non-maturity deposits. At December 31, 2021, we had $24.7 million in brokered CDs with a weighted average cost of 25 basis points and remaining maturities of less than seven months. These brokered CDs are reflected in the CDs under $250,000 category. Brokered non-maturity deposits were $270.1 million at December 31, 2021 with a weighted average cost of three basis points. As of December 31, 2020, we had $102.8 million in brokered CDs and $35.1 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of $850 million in brokered deposits.  The potential higher interest costs and lack of customer loyalty are risks associated with the use of brokered deposits.
Borrowing arrangements, consisting primarily of FHLB borrowings, federal funds purchased and repurchase agreements, decreased $488.4 million, or 57.1%, during 2021 compared to 2020, primarily due to the replacement of $265.0 million of FHLB borrowings associated with funding our cash flow hedge swaps with brokered deposits to obtain lower cost funding during the fourth quarter of 2021.
Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Other borrowings:
Balance at end of period	$23,219	$23,172	$28,358
Average amount outstanding during the period (1)	22,257	91,940	15,645
Maximum amount outstanding during the period (2)	24,549	219,259	28,358
Weighted average interest rate during the period (3)	0.2%	0.4%	1.7%
Interest rate at end of period (4)	0.2%	0.1%	1.7%

FHLB borrowings:
Balance at end of period	$344,038	$832,527	$972,744
Average amount outstanding during the period (1)	665,384	1,032,269	868,859
Maximum amount outstanding during the period (2)	723,584	1,274,370	1,077,883
Weighted average interest rate during the period (3)	1.1%	1.1%	2.0%
Interest rate at end of period (4)(5)	1.3%	1.0%	1.8%
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
(4)Stated rate.
(5)The interest rate on FHLB borrowings includes the effect of interest rate swaps.
Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2021, 2020 or 2019. To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At December 31, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $473.9 million. There were no borrowings from the FRDW at December 31,

2021, 2020 or 2019. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2021, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $23.2 million at December 31, 2021 and 2020, and $28.4 million at December 31, 2019. At December 31, 2021 these repurchase agreements had maturities of less than one year.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.13% to 4.799% and with remaining maturities of four days to 6.5 years at December 31, 2021.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.47 billion, net of FHLB stock purchases required.
In connection with some of our wholesale funds, the Bank has entered into various variable rate agreements and fixed rate short-term pay agreements with an interest rate tied to three-month LIBOR or to one-month LIBOR. In connection with $605.0 million, $670.0 million and $310.0 million of the agreements outstanding at December 31, 2021, 2020, and 2019, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.10% with a remaining average weighted maturity of 3.2 years at December 31, 2021. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
CAPITAL RESOURCES AND LIQUIDITY
Our total shareholders’ equity at December 31, 2021 increased 4.2%, or $36.9 million, to $912.2 million, or 12.6% of total assets, compared to $875.3 million, or 12.5% of total assets at December 31, 2020. The increase in shareholders’ equity was the result of net income of $113.4 million, net issuance of common stock under employee stock plans of $7.2 million, stock compensation expense of $3.0 million and common stock issued under our dividend reinvestment plan of $1.4 million. These increases were partially offset by cash dividends paid of $44.6 million, the repurchase of $34.1 million of our common stock and other comprehensive loss of $9.4 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2021 included $58.4 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2021.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.5 million of qualified subordinated debt as of December 31, 2021. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $8.2 million has been added back to CET1 as of December 31, 2021. The CECL transitional amount includes $7.8 million related to a cumulative effect of adopting CECL and $340,000 related to the estimated incremental effect of CECL since adoption.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of December 31, 2021, as we did not utilize the PPP Facility for funding purposes.
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
Management believes that, as of December 31, 2021, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%

December 31, 2020
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$612,703	14.68%	$187,814	4.50%	N/A	N/A
Bank Only	$768,200	18.41%	$187,801	4.50%	$271,268	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$671,147	16.08%	$250,418	6.00%	N/A	N/A
Bank Only	$768,200	18.41%	$250,402	6.00%	$333,869	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$908,873	21.78%	$333,891	8.00%	N/A	N/A
Bank Only	$808,675	19.38%	$333,869	8.00%	$417,336	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$671,147	9.81%	$273,558	4.00%	N/A	N/A
Bank Only	$768,200	11.24%	$273,432	4.00%	$341,790	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of December 31, 2021, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. See the section captioned “Supervision and Regulation” in “Item 1. Business” included in this report.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2021	2020	2019
Return on average assets	1.59%	1.14%	1.17%
Return on average shareholders’ equity	12.77%	9.91%	9.53%
Dividend payout ratio – Basic	39.37%	52.63%	57.01%
Dividend payout ratio – Diluted	39.48%	52.63%	57.27%
Average shareholders’ equity to average total assets	12.47%	11.55%	12.23%

EFFECTS OF INFLATION
Our consolidated financial statements and their related notes have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike many industrial companies, nearly all of our assets and liabilities are monetary.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.  Inflation can affect the amount of money customers have for deposits, as well as their ability to repay loans.
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At December 31, 2021, these investments were 5.9% of total assets, as compared with 7.4% for December 31, 2020, and 7.8% for December 31, 2019.  The decrease to 5.9% at December 31, 2021 as compared to December 31, 2020 and 2019, is reflective of the increase in total assets combined with the decrease in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB-The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2021, 2020 or 2019.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At December 31, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $473.9 million. There were no borrowings from the FRDW at December 31, 2021 or December 31, 2020. At December 31, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.47 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2021, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
In the ordinary course of business we have entered into contractual obligations and have made certain other commitments to make future cash payments. Please refer to the accompanying notes to these consolidated financial statements for the expected timing of such cash payments as of December 31, 2021. These include payments related to (i) borrowings presented in “Note 8 - Borrowing Arrangements” and “Note 9 – Long-Term Debt,” (ii) operating leases presented in “Note 16 - Leases,” (iii) time deposits with stated maturity dates presented in “Note 7 – Deposits” and (iv) commitments to extend credit and standby letters of credit as presented in “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies.”
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. The interest rate environment in 2020 and much of 2021 was at a point where most treasury terms were under 100 basis points; therefore, we do not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We will continue to monitor interest rates, and we will resume the simulation of rates decreasing 100 and 200 basis points once rates rise further.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	December 31,
Rate projections:	2021	2020
Increase:
100 basis points	2.40%	2.40%
200 basis points	4.78%	5.17%

Decrease:
50 basis points	(1.68)%	(2.08)%
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
In addition to interest rate risk, beginning in 2020, the COVID-19 pandemic exposed us and could continue to expose us to additional market value risk in the future. Protracted business closures, furloughs and lay-offs curtailed economic activity, and could curtail economic activity in the future and could result in lower fair values for collateral in our commercial and 1-4 family portfolio segments in the event that COVID-19 and related variants are not contained.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $3.6 billion as of December 31, 2021, and the allowance for loan losses (ALL) was $35.2 million. As discussed in Note 1 and Note 5 to the consolidated financial statements, the ALL is an amount which represents management’s estimate of credit losses over the contractual life of the loans. The ALL is estimated based on historical and expected credit loss patterns within reasonable and supportable forecast periods. Management applies judgement in the assignment of probabilities to economic scenarios included within the modeled forecast periods to estimate the ALL.

Auditing management’s estimate of the ALL involved a high degree of subjectivity due to the judgement involved in management’s determination of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods to estimate the future credit losses within the loan portfolio. Management’s evaluation of the future economic conditions could have a significant impact on the ALL.

How We Addressed the Matter in Our Audit
Our considerations and procedures performed were reflective of the Current Expected Credit Losses process for the year and included, but not limited to, the evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ALL as of the balance sheet date. We obtained an understanding of the Company’s process for establishing the ALL, including determination of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods. We evaluated the design and tested the operating effectiveness of the controls associated with the ALL process, including controls over the reliability and accuracy of data used in the model, management’s review and approval of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods, the governance of the credit loss methodology, and management’s review and approval of the ALL.

We tested the completeness and accuracy of data used by the Company within the model to estimate the ALL and involved an internal specialist to assess the conceptual soundness of the model. We tested the probabilities assigned to the economic scenarios utilized within the model for the reasonable and supportable forecast periods. Within the testing performed, we assessed the impact of the probabilities assigned to the economic scenarios by comparison of key assumptions to external sources. In addition, we evaluated the Company’s estimate of the overall ALL, considering the Company’s loan portfolio and macroeconomic trends, compared such information to comparable financial institutions and considered whether new or contrary information existed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas
February 25, 2022

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Cash and due from banks	$91,120	$87,357
Interest earning deposits	110,633	21,051
Total cash and cash equivalents	201,753	108,408
Securities:
Securities AFS, at estimated fair value (amortized cost of $2,655,594 and $2,437,513, respectively)	2,764,325	2,587,305
Securities HTM (estimated fair value of $95,235 and $118,198, respectively)	90,780	108,998
FHLB stock, at cost	14,375	25,259
Equity investments	11,841	11,905
Loans held for sale	1,684	3,695
Loans:
Loans	3,645,162	3,657,779
Less: Allowance for loan losses	(35,273)	(49,006)
Net loans	3,609,889	3,608,773
Premises and equipment, net	142,509	144,576
Operating lease ROU assets	15,073	15,063
Goodwill	201,116	201,116
Other intangible assets, net	6,895	9,744
Interest receivable	39,145	38,708
BOLI	131,232	115,583
Other assets	28,985	29,094
Total assets	$7,259,602	$7,008,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,644,775	$1,354,815
Interest bearing	4,077,552	3,577,507
Total deposits	5,722,327	4,932,322
Other borrowings	23,219	23,172
FHLB borrowings	344,038	832,527
Subordinated notes, net of unamortized debt issuance costs	98,534	197,251
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	60,255
Deferred tax liability, net	17,808	15,549
Unsettled trades to purchase securities	18,995	—
Operating lease liabilities	16,676	16,734
Other liabilities	45,573	55,120
Total liabilities	6,347,430	6,132,930

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,968,969 shares issued at December 31, 2021 and 37,934,819 shares issued at December 31, 2020)	47,461	47,419
Paid-in capital	780,501	771,511
Retained earnings	179,813	111,208
Treasury stock: (shares at cost, 5,616,917 at December 31, 2021 and 4,983,645 at December 31, 2020)	(155,308)	(123,921)
AOCI	59,705	69,080
Total shareholders’ equity	912,172	875,297
Total liabilities and shareholders’ equity	$7,259,602	$7,008,227
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Loans	$144,803	$158,450	$170,288
Taxable investment securities	13,312	4,172	167
Tax-exempt investment securities	37,730	33,416	16,856
MBS	19,534	34,319	50,486
FHLB stock and equity investments	530	1,233	1,654
Other interest earning assets	78	238	1,336
Total interest income	215,987	231,828	240,787
Interest expense:
Deposits	9,404	24,648	44,565
FHLB borrowings	7,348	11,397	17,719
Subordinated notes	8,246	6,301	5,661
Trust preferred subordinated debentures	1,390	1,829	2,775
Other borrowings	42	388	262
Total interest expense	26,430	44,563	70,982
Net interest income	189,557	187,265	169,805
Provision for (reversal of) credit losses	(16,964)	20,201	5,101
Net interest income after provision for credit losses	206,521	167,064	164,704
Noninterest income:
Deposit services	26,368	24,359	26,038
Net gain on sale of securities AFS	3,862	8,257	756
Gain on sale of loans	1,641	2,772	509
Trust fees	5,959	5,133	6,269
BOLI	2,618	2,554	2,307
Brokerage services	3,383	2,271	2,080
Other	5,505	4,386	4,409
Total noninterest income	49,336	49,732	42,368
Noninterest expense:
Salaries and employee benefits	79,892	77,225	73,731
Net occupancy	14,239	14,369	13,128
Advertising, travel & entertainment	2,367	2,147	2,964
ATM expense	1,166	1,018	894
Professional fees	4,015	4,224	4,717
Software and data processing	5,675	4,957	4,537
Communications	2,233	1,984	1,941
FDIC insurance	1,807	1,124	859
Amortization of intangibles	2,849	3,617	4,418
Loss on redemption of subordinated notes	1,118	—	—
Other	9,669	12,642	12,108
Total noninterest expense	125,030	123,307	119,297
Income before income tax expense	130,827	93,489	87,775
Income tax expense	17,426	11,336	13,221
Net income	$113,401	$82,153	$74,554

Earnings per common share – basic	$3.48	$2.47	$2.21
Earnings per common share – diluted	$3.47	$2.47	$2.20
Cash dividends paid per common share	$1.37	$1.30	$1.26
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$113,401	$82,153	$74,554
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding (loss) gain on AFS securities during the period	(37,199)	105,845	87,481
Reclassification adjustment for amortization related to AFS and HTM debt securities	1,363	1,197	816
Reclassification adjustment for net gain on sale of AFS securities, included in net income	(3,862)	(8,257)	(756)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	13,648	(23,462)	(9,118)
Reclassification adjustment of net loss (gain) related to derivatives designated as cash flow hedges	6,395	3,945	(2,043)
Retirement plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	1,264	3,028	2,378
Effect of settlement recognition	—	215	—
Prior service cost adjustment due to plan amendments	—	163	—
Change in net actuarial gain (loss)	6,524	(593)	(9,816)
Other comprehensive (loss) income, before tax	(11,867)	82,081	68,942
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,492	(17,237)	(14,478)
Other comprehensive (loss) income, net of tax	(9,375)	64,844	54,464
Comprehensive income	$104,026	$146,997	$129,018
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,307	$762,470	$64,797	$(93,055)	$(50,228)	$731,291
Cumulative effect of accounting change	—	—	(16,452)	—	—	(16,452)
Adjusted beginning balance	47,307	762,470	48,345	(93,055)	(50,228)	714,839
Net income	—	—	74,554	—	—	74,554
Other comprehensive income	—	—	—	—	54,464	54,464
Issuance of common stock for dividend reinvestment plan (42,438 shares)	53	1,392	—	—	—	1,445
Purchase of common stock (66,467 shares)	—	—	—	(2,181)	—	(2,181)
Stock compensation expense	—	2,388	—	—	—	2,388
Net issuance of common stock under employee stock plans (122,537 shares)	—	468	(104)	1,228	—	1,592
Cash dividends paid on common stock ($1.26 per share)	—	—	(42,521)	—	—	(42,521)
Balance at December 31, 2019	47,360	766,718	80,274	(94,008)	4,236	804,580
Cumulative effect of accounting change	—	—	(7,830)	—	—	(7,830)
Adjusted beginning balance	47,360	766,718	72,444	(94,008)	4,236	796,750
Net income	—	—	82,153	—	—	82,153
Other comprehensive income	—	—	—	—	64,844	64,844
Issuance of common stock for dividend reinvestment plan (47,157 shares)	59	1,365	—	—	—	1,424
Purchase of common stock (1,035,901 shares)	—	—	—	(30,989)	—	(30,989)
Stock compensation expense	—	3,020	—	—	—	3,020
Net issuance of common stock under employee stock plans (116,661 shares)	—	408	(185)	1,076	—	1,299
Cash dividends paid on common stock ($1.30 per share)	—	—	(43,204)	—	—	(43,204)
Balance at December 31, 2020	47,419	771,511	111,208	(123,921)	69,080	875,297
Net income	—	—	113,401	—	—	113,401
Other comprehensive loss	—	—	—	—	(9,375)	(9,375)
Issuance of common stock for dividend reinvestment plan (34,150 shares)	42	1,311	—	—	—	1,353
Purchase of common stock (938,484 shares)	—	—	—	(34,148)	—	(34,148)
Stock compensation expense	—	3,020	—	—	—	3,020
Net issuance of common stock under employee stock plans (305,212 shares)	—	4,659	(227)	2,761	—	7,193
Cash dividends paid on common stock ($1.37 per share)	—	—	(44,569)	—	—	(44,569)
Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
The accompanying notes are an integral part of these consolidated financial statements.

    SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (in thousands)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$113,401	$82,153	$74,554
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	11,421	12,084	12,111
Securities premium amortization (discount accretion), net	22,770	24,291	13,874
Loan (discount accretion) premium amortization, net	(829)	(1,107)	(1,211)
Provision for (reversal of) credit losses	(16,964)	20,201	5,101
Stock compensation expense	3,020	3,020	2,388
Deferred tax expense (benefit)	4,752	(4,430)	122
Net gain on sale of AFS securities	(3,862)	(8,257)	(756)
Net loss on premises and equipment	324	877	592
Gross proceeds from sales of loans held for sale	45,803	74,814	22,041
Gross originations of loans held for sale	(43,792)	(78,126)	(21,823)
Net (gain) loss on OREO	(174)	151	(100)
Retirement plan curtailment expense	—	163	—
Retirement plan settlement expense	—	215	—
Loss on redemption of subordinated notes	1,118	—	—
Net change in:
Interest receivable	(437)	(10,256)	(1,165)
Other assets	(2,672)	(6,445)	(12,275)
Interest payable	(2,257)	(3,234)	530
Other liabilities	24,482	(15,594)	(13,377)
Net cash provided by operating activities	156,104	90,520	80,606

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(692,675)	(916,873)	(1,253,139)
Sales	160,498	316,043	751,116
Maturities, calls and principal repayments	315,455	437,098	201,529
Securities HTM:
Maturities, calls and principal repayments	18,304	26,044	27,833
Proceeds from redemption of FHLB stock and equity investments	32,174	31,000	8,788
Purchases of FHLB stock and equity investments	(21,221)	(5,689)	(26,483)
Net loan paydowns (originations)	11,891	(90,206)	(262,137)
Purchases of premises and equipment	(8,365)	(11,435)	(15,883)
Purchases of BOLI	(13,000)	(12,500)	—
Proceeds from sales of premises and equipment	1,861	1,846	96
Net proceeds from sales of OREO	816	766	1,122
Proceeds from sales of repossessed assets	254	171	328
Net cash used in investing activities	(194,008)	(223,735)	(566,830)

(continued)

    SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
    (in thousands)

	Years Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES:
Net change in deposits	789,968	249,321	272,638
Net change in other borrowings	47	(5,186)	(8,452)
Proceeds from FHLB borrowings	14,998,118	21,797,280	6,914,800
Repayment of FHLB borrowings	(15,486,607)	(21,937,497)	(6,661,119)
Net proceeds from issuance of subordinated notes	(95)	98,478	—
Redemption of subordinated notes	(100,011)	—	—
Proceeds from stock option exercises	7,672	1,692	1,986
Cash paid to tax authority related to tax withholding on share-based awards	(479)	(393)	(394)
Purchase of common stock	(34,148)	(30,989)	(2,181)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,353	1,424	1,445
Cash dividends paid	(44,569)	(43,204)	(42,521)
Net cash provided by financing activities	131,249	130,926	476,202

Net increase (decrease) in cash and cash equivalents	93,345	(2,289)	(10,022)
Cash and cash equivalents at beginning of period	108,408	110,697	120,719
Cash and cash equivalents at end of period	$201,753	$108,408	$110,697

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$28,687	$47,201	$70,452
Income taxes paid	$10,750	$12,000	$10,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$740	$749	$649
Unsettled trades to purchase securities	$(18,995)	$—	$(17,538)
Unsettled issuances of brokered CDs	$—	$—	$20,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 56 branches, 13 of which are located in grocery stores. We consider our primary market areas to be East Texas, Southeast Texas, as well as the greater Fort Worth, Austin and Houston, Texas areas.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services, brokerage services and safe deposit services.
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
We adopted ASU 2016-13 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Adoption of this guidance on January 1, 2020, resulted in a cumulative-effect adjustment to reduce retained earnings by $7.8 million, net of tax. Due to the implementation of the guidance under the modified retrospective approach, prior periods have not been adjusted and are reported in accordance with previously applicable GAAP. See “Note 6 - Loans and Allowance for Loan Losses” in the 2019 Form 10-K for allowance methodology under the incurred loss model prior to adoption of CECL on January 1, 2020. The impairment model for AFS securities was applied using a prospective approach.
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
Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  These estimates are subjective in nature and involve matters of judgment.  Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.  The status of contingencies are particularly subject to change.
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
There was no cash required to be on hand or on deposit with the Federal Reserve Bank to meet regulatory reserves or clearing requirements at December 31, 2021 or 2020.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast and improved asset quality based on known and knowable information as of December 31, 2021 compared to the year ended December 31, 2020.
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
HTM. Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheet net of allowance for credit losses, if any. As of December 31, 2021, there was no allowance for credit losses on our HTM securities portfolio.
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
Allowance for Credit Losses - AFS Securities. With the adoption of ASU 2016-13, for AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we write the security down to fair value through income. For those AFS debt securities that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit losses or other factors. Management assesses the financial condition and near-term prospects of the issuer, industry and/or geographic conditions, credit ratings as well as other indicators at the individual security level. If a credit loss is determined to exist, the present value of discounted cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost. Any impairment that is not recorded through an allowance for credit losses is recognized in comprehensive income. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses. Prior to the adoption of ASU 2016-13, the credit related portion of an other-than-temporary impairment was recognized as a direct write-down of the AFS debt security.
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
Securities with Limited Marketability. Securities with limited marketability, such as stock in the FHLB, are carried at cost, which is a reasonable estimate of the fair value of those assets and are assessed for other-than-temporary impairment.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. As of October 1, 2021 and 2020, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the years ended December 31, 2021 or 2020, and we had no cumulative goodwill impairment.
At December 31, 2021, core deposit intangible and trust relationship intangible was $4.3 million and $2.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, amortization expense related to our core deposit intangible and trust relationship intangible was $2.8 million, $3.5 million and $4.3 million, respectively.
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
Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2021 or 2020.
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
Retirement Plan.  Defined benefit pension obligations and the annual pension costs are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management. These assumptions include a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost and amortization of net actuarial gains or losses. Prior service costs include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the retirement plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions. Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost. Prior to the freeze of all future benefit accruals and accrual of benefit service as of December 31, 2020, the service cost component was recorded on our consolidated income statement as salaries and employee benefits in noninterest expense. All other components other than service cost are recorded in other noninterest expense.
The retirement plan obligations, related assets and net periodic benefit costs of our defined benefit pension plan are presented in “Note 10 – Employee Benefits.”
Share-Based Awards.  Share-based compensation transactions are based on the fair value on the date of the grant and is recorded over the grant’s vesting period. Share-based compensation for employees is recognized as compensation cost in the consolidated statements of income. Share-based compensation for non-employee directors is recognized as other noninterest expense in the consolidated statements of income.
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

Accounting Pronouncements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. Additionally, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. We established an officer level committee to guide our transition from LIBOR and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure, and note that we have the option to have certain of our interest rate swaps fall back to an adjusted SOFR index. Additionally, we anticipate future federal legislation will address the transition for trust preferred subordinated debentures. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We are evaluating existing systems and have begun offering alternative rates. We are no longer offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Basic and Diluted Earnings:
Net income	$113,401	$82,153	$74,554
Basic weighted-average shares outstanding	32,558	33,201	33,747
Add: Stock awards	134	80	148
Diluted weighted-average shares outstanding	32,692	33,281	33,895
Basic earnings per share:
Net income	$3.48	$2.47	$2.21
Diluted earnings per share:
Net income	$3.47	$2.47	$2.20
For the year ended December 31, 2021, there were approximately 9,000 anti-dilutive shares. For the years ended December 31, 2020 and 2019 there were approximately 808,000 and 521,000 anti-dilutive shares, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(37,199)	13,648	6,524	(17,027)
Reclassification adjustments included in net income	(2,499)	6,395	1,264	5,160
Income tax benefit (expense)	8,336	(4,209)	(1,635)	2,492
Net current-period other comprehensive (loss) income, net of tax	(31,362)	15,834	6,153	(9,375)
Ending balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705

	Year Ended December 31, 2020
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(32,130)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	105,845	(23,462)	(215)	82,168
Reclassification adjustments included in net income	(7,060)	3,945	3,028	(87)
Income tax (expense) benefit	(20,745)	4,098	(590)	(17,237)
Net current-period other comprehensive income (loss), net of tax	78,040	(15,419)	2,223	64,844
Ending balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080

	Year Ended December 31, 2019
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(31,120)	$7,146	$(26,254)	$(50,228)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	87,481	(9,118)	(9,816)	68,547
Reclassification adjustments included in net income	60	(2,043)	2,378	395
Income tax (expense) benefit	(18,383)	2,343	1,562	(14,478)
Net current-period other comprehensive income (loss), net of tax	69,158	(8,818)	(5,876)	54,464
Ending balance, net of tax	$38,038	$(1,672)	$(32,130)	$4,236

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(1,363)	$(1,197)	$(816)
Tax benefit	286	251	171
Net of tax	$(1,077)	$(946)	$(645)

Unrealized gains and losses on AFS securities:
Realized net gain on sale of securities (2)	$3,862	$8,257	$756
Tax expense	(811)	(1,734)	(159)
Net of tax	$3,051	$6,523	$597

Derivatives:
Realized net (loss) gain on interest rate swap derivatives (3)	$(6,395)	$(3,970)	$1,956
Tax benefit (expense)	1,343	834	(411)
Net of tax	$(5,052)	$(3,136)	$1,545

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$—	$25	$87
Tax expense	—	(5)	(18)
Net of tax	$—	$20	$69

Amortization of retirement plans:
Net actuarial loss (4)	$(1,264)	$(3,035)	$(2,386)
Prior service credit (4)	—	7	8
Total before tax	(1,264)	(3,028)	(2,378)
Tax benefit	265	636	499
Net of tax	$(999)	$(2,392)	$(1,879)
Total reclassifications for the period, net of tax	$(4,077)	$69	$(313)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain (loss) on sale of securities AFS on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings and deposits on the consolidated statements of income.
(4)    These AOCI components are included in the computation of net periodic pension cost (income) presented in “Note 10 – Employee Benefits.”

4. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of December 31, 2021 and 2020 are reflected in the tables below (in thousands):

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$58,084	$843	$50	$58,877
State and political subdivisions	1,962,257	93,893	4,214	2,051,936
Corporate bonds and other	133,333	2,408	209	135,532
MBS: (1)
Residential	411,727	14,895	272	426,350
Commercial	90,193	1,642	205	91,630
Total	$2,655,594	$113,681	$4,950	$2,764,325

HELD TO MATURITY
Investment securities:
State and political subdivisions	$788	$3	$—	$791
MBS: (1)
Residential	38,644	2,103	—	40,747
Commercial	51,348	2,349	—	53,697
Total	$90,780	$4,455	$—	$95,235

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,475,030	$105,601	$37	$1,580,594
Corporate bonds and other	77,224	1,053	22	78,255
MBS: (1)
Residential	771,409	38,674	73	810,010
Commercial	113,850	4,746	150	118,446
Total	$2,437,513	$150,074	$282	$2,587,305

HELD TO MATURITY
Investment securities:
State and political subdivisions	$907	$13	$—	$920
MBS: (1)
Residential	47,948	4,187	—	52,135
Commercial	60,143	5,000	—	65,143
Total	$108,998	$9,200	$—	$118,198

(1)    All MBS issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

Investment securities and MBS with carrying values of $1.61 billion and $1.56 billion were pledged as of December 31, 2021 and December 31, 2020, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables represent the fair value and unrealized losses on AFS investment and MBS for which an allowance for credit losses has not been recorded as of December 31, 2021 or 2020, segregated by major security type and length of time in a continuous loss position (in thousands):

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$9,947	$50	$—	$—	$9,947	$50
State and political subdivisions	260,509	3,622	7,608	592	268,117	4,214
Corporate bonds and other	35,597	209	—	—	35,597	209
MBS:
Residential	1,225	3	5,168	269	6,393	272
Commercial	4,274	7	4,674	198	8,948	205
Total	$311,552	$3,891	$17,450	$1,059	$329,002	$4,950

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$17,305	$37	$—	$—	$17,305	$37
Corporate bonds and other	11,562	22	—	—	11,562	22
MBS:
Residential	6,287	73	—	—	6,287	73
Commercial	4,744	150	—	—	4,744	150
Total	$39,898	$282	$—	$—	$39,898	$282

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
Based on our consideration of the qualitative factors associated with each security type in our AFS portfolio, we did not recognize any unrealized losses in income on our AFS securities during the years ended December 31, 2021 or 2020. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities as of December 31, 2021 consist of highly rated investment grade bonds. Management does not intend to sell and it is likely we will not be required to sell those securities in an unrealized loss position prior to the anticipated recovery of the amortized cost basis. These unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions impacted by COVID-19. As of December 31, 2021 and 2020, we did not have an allowance for credit losses on our AFS securities.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of December 31, 2021and 2020, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the years ended December 31, 2021 or 2020.
From time to time, we have transferred securities from AFS to HTM due to overall balance sheet strategies. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $1.5 million ($1.2 million, net of tax) at December 31, 2021 and $2.9 million ($2.3 million, net of tax) at December 31, 2020. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. There were no securities transferred from AFS to HTM during the years ended December 31, 2021 or 2020.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2021, accrued interest receivable on AFS and HTM debt securities totaled $25.6 million and $244,000, respectively. As of December 31, 2020, accrued interest receivable on AFS and HTM debt securities totaled $22.0 million and $298,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of December 31, 2021 or 2020.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S. Treasury	$615	$—	$—
State and political subdivisions	46,296	36,393	16,885
Corporate bonds and other	4,131	1,195	138
MBS	19,534	34,319	50,486
Total interest income on securities	$70,576	$71,907	$67,509

There was a $3.9 million net realized gain from the AFS securities portfolio for the year ended December 31, 2021, which consisted of $4.1 million in realized gains and $218,000 in realized losses.  There was a $8.3 million net realized gain from the AFS securities portfolio for the year ended December 31, 2020, which consisted of $8.4 million in realized gains and $129,000 in realized losses. There was a $756,000 net realized gain from the AFS securities portfolio for the year ended December 31, 2019, which consisted of $5.7 million in realized gains and $4.9 million in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2021, 2020 or 2019.  We calculate realized gains and losses on sales of securities under the specific identification method.
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

The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2021, are presented below by contractual maturity (in thousands).

	December 31, 2021
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$3,456	$3,476
Due after one year through five years	46,612	47,625
Due after five years through ten years	188,172	192,036
Due after ten years	1,915,434	2,003,208
	2,153,674	2,246,345
MBS:	501,920	517,980
Total	$2,655,594	$2,764,325

	December 31, 2021
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$120
Due after one year through five years	529	531
Due after five years through ten years	139	140
Due after ten years	—	—
	788	791
MBS:	89,992	94,444
Total	$90,780	$95,235

Equity Investments
Equity investments on our consolidated balance sheets include CRA funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At December 31, 2021 and 2020, we had equity investments recorded in our consolidated balance sheets of $11.8 million and $11.9 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net (loss) gain recognized during the period on equity investments	$(174)	$(427)	$66
Less: Net (loss) gain recognized during the period on equity investments sold during the period	—	—	—
Unrealized (loss) gain recognized during the reporting period on equity investments still held at the reporting date	$(174)	$(427)	$66

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at December 31, 2021.

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at December 31, 2021, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2021	December 31, 2020
Real estate loans:
Construction	$447,860	$581,941
1-4 family residential	651,140	719,952
Commercial	1,598,172	1,295,746
Commercial loans	418,998	557,122
Municipal loans	443,078	409,028
Loans to individuals	85,914	93,990
Total loans	3,645,162	3,657,779
Less: Allowance for loan losses	35,273	49,006
Net loans	$3,609,889	$3,608,773

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2021 and 2020, these loans totaled $28.3 million and $32.2 million, respectively.  These loans represented 3.1% and 3.7% of shareholders’ equity as of December 31, 2021 and 2020, respectively.
Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at December 31, 2021 and 2020 of $31.0 million and $214.8 million, respectively.
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
Our 1-4 family residential loans generally have maturities ranging from 15 to 30 years.  These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan.  Our 1-4 family residential loans are made at both fixed and adjustable interest rates.

Underwriting for 1-4 family residential loans includes debt-to-income analysis, credit history analysis, appraised value and down payment considerations. Changes in the market value of real estate can affect the potential losses in the residential portfolio.
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2021 consisted of $1.37 billion of owner and non-owner occupied real estate, $209.7 million of loans secured by multi-family properties and $21.8 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$179,521	$82,862	$38,788	$5,666	$2,126	$6,080	$132,592	$447,635
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	175	—	175
Doubtful	—	—	—	50	—	—	—	50
Total construction real estate	$179,521	$82,862	$38,788	$5,716	$2,126	$6,255	$132,592	$447,860

1-4 family residential real estate:
Pass	$141,058	$129,681	$81,607	$47,566	$34,236	$209,470	$2,238	$645,856
Pass watch	—	—	—	—	—	777	—	777
Special mention	—	82	—	—	—	—	—	82
Substandard	57	403	55	—	295	3,257	88	4,155
Doubtful	—	—	—	—	—	270	—	270
Total 1-4 family residential real estate	$141,115	$130,166	$81,662	$47,566	$34,531	$213,774	$2,326	$651,140

Commercial real estate:
Pass	$648,002	$207,370	$209,923	$114,788	$143,350	$209,368	$7,566	$1,540,367
Pass watch	21,669	—	2,163	3,074	374	—	—	27,280
Special mention	—	2,062	2,217	119	163	1,877	—	6,438
Substandard	3,299	667	10,830	1,480	—	7,691	—	23,967
Doubtful	—	—	—	—	—	120	—	120
Total commercial real estate	$672,970	$210,099	$225,133	$119,461	$143,887	$219,056	$7,566	$1,598,172

Commercial loans:
Pass	$140,628	$51,866	$24,688	$13,204	$2,516	$4,062	$178,263	$415,227
Pass watch	—	—	280	22	—	—	—	302
Special mention	—	57	78	363	—	157	—	655
Substandard	—	283	296	174	16	—	1,457	2,226
Doubtful	7	26	124	359	—	72	—	588
Total commercial loans	$140,635	$52,232	$25,466	$14,122	$2,532	$4,291	$179,720	$418,998

Municipal loans:
Pass	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078

Loans to individuals:
Pass	$40,252	$24,028	$11,813	$4,121	$1,684	$849	$3,052	$85,799
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	36	—	—	—	36
Substandard	—	1	24	4	23	10	2	64
Doubtful	—	—	1	7	3	4	—	15
Total loans to individuals	$40,252	$24,029	$11,838	$4,168	$1,710	$863	$3,054	$85,914
Total loans	$1,254,660	$564,191	$444,235	$220,201	$241,060	$595,557	$325,258	$3,645,162

December 31, 2020	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
Construction real estate:
Pass	$155,693	$180,536	$76,090	$55,636	$3,191	$8,297	$101,793	$581,236
Pass watch	—	—	—	—	23	—	—	23
Special mention	—	—	—	—	—	—	—	—
Substandard	—	382	62	—	—	58	—	502
Doubtful	—	—	—	—	—	180	—	180
Total construction real estate	$155,693	$180,918	$76,152	$55,636	$3,214	$8,535	$101,793	$581,941

1-4 family residential real estate:
Pass	$154,003	$114,063	$70,621	$55,557	$57,680	$255,003	$2,833	$709,760
Pass watch	—	—	—	—	267	564	—	831
Special mention	—	—	—	—	—	10	—	10
Substandard	1,473	—	135	427	1,588	5,134	96	8,853
Doubtful	—	—	—	36	103	359	—	498
Total 1-4 family residential real estate	$155,476	$114,063	$70,756	$56,020	$59,638	$261,070	$2,929	$719,952

Commercial real estate:
Pass	$270,087	$307,161	$143,177	$162,180	$98,828	$179,919	$6,957	$1,168,309
Pass watch	—	—	3,153	40,125	1,696	2,582	—	47,556
Special mention	4,555	33,020	7,041	140	4,531	7,850	—	57,137
Substandard	7,542	—	2,097	65	704	12,282	—	22,690
Doubtful	—	—	—	—	—	54	—	54
Total commercial real estate	$282,184	$340,181	$155,468	$202,510	$105,759	$202,687	$6,957	$1,295,746

Commercial loans:
Pass	$313,688	$47,446	$20,386	$7,505	$3,392	$6,142	$140,018	$538,577
Pass watch	2,599	1,318	2,410	1,981	—	—	370	8,678
Special mention	304	809	433	39	286	265	455	2,591
Substandard	405	1,081	473	7	—	—	4,417	6,383
Doubtful	310	53	475	54	1	—	—	893
Total commercial loans	$317,306	$50,707	$24,177	$9,586	$3,679	$6,407	$145,260	$557,122

Municipal loans:
Pass	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$72,542	$68,132	$33,735	$61,170	$25,387	$148,062	$—	$409,028

Loans to individuals:
Pass	$46,722	$25,302	$10,132	$4,716	$1,867	$917	$3,900	$93,556
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	51	—	—	—	4	55
Substandard	6	35	28	30	9	11	1	120
Doubtful	73	20	6	55	81	24	—	259
Total loans to individuals	$46,801	$25,357	$10,217	$4,801	$1,957	$952	$3,905	$93,990
Total loans	$1,030,002	$779,358	$370,505	$389,723	$199,634	$627,713	$260,844	$3,657,779

Loans reported as 2021 originations as of December 31, 2021 and loans reported as 2020 originations as of December 31, 2020 were, for the majority, first originated in various years prior to 2021 and 2020, respectively, but were renewed in the respective year.

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$82	$58	$—	$140	$447,720	$447,860
1-4 family residential	3,226	606	227	4,059	647,081	651,140
Commercial	1,191	—	99	1,290	1,596,882	1,598,172
Commercial loans	1,523	251	537	2,311	416,687	418,998
Municipal loans	170	—	—	170	442,908	443,078
Loans to individuals	315	41	8	364	85,550	85,914
Total	$6,507	$956	$871	$8,334	$3,636,828	$3,645,162

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$95	$14	$444	$553	$581,388	$581,941
1-4 family residential	7,872	2,469	2,830	13,171	706,781	719,952
Commercial	467	315	86	868	1,294,878	1,295,746
Commercial loans	1,423	4,516	323	6,262	550,860	557,122
Municipal loans	64	—	—	64	408,964	409,028
Loans to individuals	519	123	27	669	93,321	93,990
Total	$10,440	$7,437	$3,710	$21,587	$3,636,192	$3,657,779

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Nonaccrual loans:
Real estate loans:
Construction	$57	$640
1-4 family residential	969	3,922
Commercial	668	1,269
Commercial loans	815	1,592
Loans to individuals	27	291
Total nonaccrual loans (1)	2,536	7,714

Accruing loans past due more than 90 days	—	—
TDR loans	9,073	9,646
OREO	—	106
Repossessed assets	—	14
Total nonperforming assets	$11,609	$17,480
(1)    Includes $1.1 million and $976,000 of restructured loans as of December 31, 2021 and December 31, 2020, respectively.
We reversed $15,000 and $193,000 of interest income on nonaccrual loans during the years ended December 31, 2021 and 2020, respectively. We had $1.2 million and $2.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2021 and 2020, respectively.

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of December 31, 2021 and 2020, we had $8.5 million and $11.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $21,000 and $1.2 million in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2021 and December 31, 2020, respectively.
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
In response to the impact of the COVID-19 pandemic on the economy, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. The Economic Aid Act extended this relief to the earlier of 60 days after the national emergency termination date or January 1, 2022. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below. At December 31, 2021 there were no loans with outstanding payment deferrals. As of December 31, 2020, we had outstanding loans with payment deferrals totaling $47.2 million.
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	December 31, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$560	$560	7
Commercial	—	—	450	450	1
Commercial loans	—	16	84	100	3
Total	$—	$16	$1,094	$1,110	11

	December 31, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$58	$58	1
Commercial loans	51	—	390	441	6
Loans to individuals	—	—	22	22	1
Total	$51	$—	$470	$521	8

	December 31, 2019
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$121	$121	2
Commercial	7,518	—	93	7,611	2
Commercial loans	52	—	1,143	1,195	9
Loans to individuals	4	—	24	28	5
Total	$7,574	$—	$1,381	$8,955	18

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2021 and 2020 were not significant.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the year ended December 31, 2021, the amount of TDRs in default was $321,000. For the year ended December 31, 2020, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At December 31, 2021 and 2020 and 2019, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(136)	—	(1,004)	—	(1,611)	(2,751)
Recoveries of loans charged-off	2	75	87	674	—	1,142	1,980
Net loans (charged-off) recovered	2	(61)	87	(330)	—	(469)	(771)
Provision for (reversal of) loan losses	(2,705)	(343)	(8,816)	(1,380)	1	281	(12,962)
Balance at end of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273

	Year Ended December 31, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(40)	(152)	(33)	(823)	—	(1,806)	(2,854)
Recoveries of loans charged-off	28	32	102	310	—	1,178	1,650
Net loans (charged-off) recovered	(12)	(120)	69	(513)	—	(628)	(1,204)
Provision for (reversal of) loan losses (1)	10	10	18,005	1,823	(2)	264	20,110
Balance at end of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006

	Year Ended December 31, 2019
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,597	$3,844	$13,968	$3,974	$525	$1,111	$27,019
Loans charged-off	—	(126)	(5,247)	(1,162)	—	(2,398)	(8,933)
Recoveries of loans charged-off	12	68	113	250	—	1,167	1,610
Net loans (charged-off) recovered	12	(58)	(5,134)	(912)	—	(1,231)	(7,323)
Provision for (reversal of) loan losses	(70)	47	738	3,289	45	1,052	5,101
Balance at end of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
(1)    The increase in the provision for credit losses during 2020 was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology.
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the accrued interest on our loan portfolio was $13.3 million and $16.4 million, respectively.

6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31,
	2021	2020
Premises	$181,289	$180,025
Furniture and equipment	42,924	39,842
	224,213	219,867
Less: Accumulated depreciation	81,704	75,291
Total	$142,509	$144,576
Assets with accumulated depreciation of $1.8 million and $10.4 million were written off for the years ended December 31, 2021 and 2020, respectively.
Depreciation expense was $8.2 million, $8.0 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7. DEPOSITS
Deposits in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2021	December 31, 2020
Noninterest bearing demand deposits:
Private accounts	$1,591,123	$1,309,380
Public accounts	53,652	45,435
Total noninterest bearing demand deposits	1,644,775	1,354,815
Interest bearing deposits:
Private accounts:
Savings accounts	643,939	495,641
Money market demand accounts	449,977	429,687
Platinum money market accounts	438,781	381,877
Interest bearing checking accounts	1,216,189	835,489
NOW demand accounts	18,376	17,377
CDs of $250,000 or more	68,950	77,819
CDs under $250,000	316,028	474,503
Total private accounts	3,152,240	2,712,393
Public accounts:
Savings accounts	965	347
Money market demand accounts	32,487	19,080
Platinum money market accounts	371,032	321,601
Interest bearing checking accounts	100,581	81,673
NOW demand accounts	240,200	203,638
CDs of $250,000 or more	176,190	227,201
CDs under $250,000	3,857	11,574
Total public accounts	925,312	865,114
Total interest bearing deposits	4,077,552	3,577,507
Total deposits	$5,722,327	$4,932,322
For the years ended December 31, 2021, 2020 and 2019, interest expense on CDs of $250,000 or more was $1.4 million, $7.4 million and $7.6 million, respectively.
At December 31, 2021, the scheduled maturities of CDs, including public accounts, were as follows (in thousands):

2022	$458,459
2023	78,750
2024	9,778
2025	13,818
2026	3,926
2027 and thereafter	294
$565,025
Brokered deposits consist of CDs and non-maturity deposits. At December 31, 2021, we had $24.7 million in brokered CDs with a weighted average cost of 25 basis points and remaining maturities of less than seven months. These brokered CDs are reflected in the CDs under $250,000 category. Brokered non-maturity deposits were $270.1 million at December 31, 2021 with a weighted average cost of three basis points. As of December 31, 2020, we had $102.8 million in brokered CDs and $35.1 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of $850 million in brokered deposits.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered deposits.
At December 31, 2021 and 2020, we had approximately $10.6 million and $10.4 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.1 million and $933,000 at December 31, 2021 and 2020, respectively.

8. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2021	December 31, 2020
Other borrowings:
Balance at end of period	$23,219	$23,172
Average amount outstanding during the period (1)	22,257	91,940
Maximum amount outstanding during the period (2)	24,549	219,259
Weighted average interest rate during the period (3)	0.2%	0.4%
Interest rate at end of period (4)	0.2%	0.1%

FHLB borrowings:
Balance at end of period	$344,038	$832,527
Average amount outstanding during the period (1)	665,384	1,032,269
Maximum amount outstanding during the period (2)	723,584	1,274,370
Weighted average interest rate during the period (3)	1.1%	1.1%
Interest rate at end of period (4)(5)	1.3%	1.0%
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
(4)Stated rate.
(5)The interest rate on FHLB borrowings includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2021 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$23,219	$—	$—	$—	$—	$—	$23,219
FHLB borrowings	340,680	710	740	772	484	652	344,038
Total obligations	$363,899	$710	$740	$772	$484	$652	$367,257

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2021 or 2020. To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At December 31, 2021, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $473.9 million. There were no borrowings from the FRDW at December 31, 2021 or 2020. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2021, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $23.2 million at December 31, 2021 and 2020, and had maturities of less than one year. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

FHLB borrowings represent borrowings with fixed interest rates ranging from 0.13% to 4.799% and with remaining maturities of four days to 6.5 years at December 31, 2021.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2021, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.47 billion, net of FHLB stock purchases required.

9. LONG-TERM DEBT
Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,534	$98,497
5.50% Subordinated notes, net of unamortized debt issuance costs (3)	—	98,754
Total Subordinated notes	98,534	197,251
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,568	20,563
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,260	60,255
Total Long-term debt	$158,794	$257,506

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.5 million at December 31, 2021 and 2020.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.2 million at December 31, 2020.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $51,000 at December 31, 2021 and $56,000 at December 31, 2020.

As of December 31, 2021, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
On September 19, 2016, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on September 30, 2026. This debt initially bore interest at a fixed rate of 5.50% through September 29, 2021 and thereafter, was to adjust quarterly at a floating rate equal to three-month LIBOR plus 429.7 basis points. On September 30, 2021, the Company completed the redemption of these subordinated notes. The redemption price for the subordinated notes was equal to 100% of the principal amount of the subordinated notes redeemed, plus any accrued and unpaid interest. The remaining unamortized discount and debt issuance costs associated with these notes were recorded on our consolidated income statements as loss on redemption of subordinated notes in noninterest expense.
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

10. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 33 of its executive officers, which generally provide for payment of an aggregate amount of $10.8 million over a maximum period of 15 years after retirement or death. Of the 33 executives included in the agreements, payments have commenced to 11 former executives and/or their beneficiaries. Deferred compensation expense was $457,000, $667,000 and $173,000 for the years ended December 31, 2021, 2020 and 2019, respectively.  At December 31, 2021 and 2020, the deferred compensation plan liability totaled $3.6 million and $3.5 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $8.6 million, $7.0 million and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Our healthcare plan provides health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There was one retiree participating in the health insurance plan as of December 31, 2021, 2020 and 2019.
Employee Stock Ownership Plan
We have an ESOP which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $1.0 million to the ESOP in the years ended December 31, 2021 and 2020, and $700,000 for the year ended December 31, 2019.  At December 31, 2021 and 2020, the ESOP owned 327,977 and 323,606 shares of common stock, respectively.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We originally entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  Prior to an executive’s retirement, his individual amount is increased annually on the anniversary date of the agreement by inflation adjustment factors of either 3% or 5%.  As of December 31, 2021, four of the executives remained actively employed with us. Death benefits under this agreement were paid during 2018 for one retired covered officer and during 2013 for one active covered officer. As of December 31, 2021, the estimated death benefits for the seven executives totaled $5.6 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $87,000 and $35,000 for the years ended December 31, 2021 and 2020, and a credit to expense of $12,000, for the year ended December 31, 2019.  For the years ended December 31, 2021 and 2020, the split dollar liability totaled $1.9 million and $1.5 million, respectively.
401(k) Plan
We have a 401(k) Plan covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2021, 2020 and 2019, expense attributable to the 401(k) Plan totaled $2.2 million, $1.9 million and $1.6 million, respectively. The increase in 401(k) Plan expense was related to an increase in eligible matching participants starting in the second quarter of 2020.

Retirement Plans
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
Entrance into the Retirement Plan by new employees was frozen effective December 31, 2005.  Employees hired after December 31, 2005 are not eligible to participate in the Retirement Plan.  All remaining participants in the Retirement Plan are fully vested.  Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement.  Eligible participants may retire at reduced benefit levels after reaching age 55.  We contribute amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.
On June 18, 2020, our Board of Directors approved changes to the Retirement Plan and Restoration Plan to freeze all future benefit accruals and accrual of benefit service, including consideration of compensation increases, effective December 31, 2020. As a result of these changes, the Retirement Plan liability was remeasured as of June 30, 2020. We recognized the Plan freeze as a curtailment since it eliminates the accrual of defined benefits for future services for participants. The impact of the curtailment included a one-time accelerated recognition of outstanding unamortized prior service costs of $163,000 and a decrease to accumulated other comprehensive income, included in shareholders’ equity, of approximately $6.0 million due primarily to the decrease in the discount rate from 3.41% to 2.78%.
Retirement Plan assets included 240,666 shares of our stock at December 31, 2021 and 2020.  Our stock included in the Retirement Plan assets was purchased at fair value.  During 2021, our funded status improved, and at December 31, 2021, we had a funded status of $3.3 million compared to an unfunded status of $6.4 million at December 31, 2020. The improvement in the funded status was a result of a greater than expected return on the fair value of plan assets since December 31, 2020, and an increase in the discount rate to better reflect the current market conditions at December 31, 2021 compared to December 31, 2020, partially offset by the updated mortality assumption, a refinement of actuarial increases for assumed late retirements, and a change in the amortization period.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan which was remeasured at fair value. The Acquired Retirement Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Retirement Plan were frozen by Omni. No further benefits have been or will be earned by employees since that date. In addition, no new participants may be added to the Acquired Retirement Plan after December 31, 2006. During 2021, our funded status improved and at December 31, 2021, we had a funded status of $388,000 compared to an unfunded status of $91,000 at December 31, 2020. The improvement was a result of a greater than expected return on the fair value of plan assets since December 31, 2020, an increase in the discount rate, to better reflect the current market conditions at December 31, 2021, compared to December 31, 2020 and an updated mortality assumption.
We use a measurement date of December 31 for our plans.

	Years Ended December 31,
	2021			2020			2019
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$96,848	$3,704	$18,789	$100,012	$4,870	$19,098	$85,992	$3,873	$15,300
Service cost	—	—	—	1,793	—	429	1,420	—	339
Interest cost	2,570	92	520	3,031	162	568	3,654	169	713
Actuarial (gain) loss	(1,381)	(155)	684	11,892	437	1,344	12,763	943	3,319
Benefits paid	(3,734)	(59)	(672)	(6,596)	(51)	(688)	(3,703)	(68)	(573)
Expenses paid	(133)	(99)	—	(202)	(113)	—	(114)	(47)	—
Curtailments	—	—	—	(13,082)	—	(1,962)	—	—	—
Settlements	—	—	—	—	(1,601)	—	—	—	—
Benefit obligation at end of year	94,170	3,483	19,321	96,848	3,704	18,789	100,012	4,870	19,098
Change in Plan Assets:
Fair value of plan assets at end of prior year	90,419	3,613	—	93,818	4,763	—	84,911	4,070	—
Actual return	10,887	416	—	3,399	615	—	12,724	808	—
Employer contributions	—	—	672	—	—	688	—	—	573
Benefits paid	(3,734)	(59)	(672)	(6,596)	(51)	(688)	(3,703)	(68)	(573)
Expenses paid	(133)	(99)	—	(202)	(113)	—	(114)	(47)	—
Settlements	—	—	—	—	(1,601)	—	—	—	—
Fair value of plan assets at end of year	97,439	3,871	—	90,419	3,613	—	93,818	4,763	—
(Un)Funded status at end of year	3,269	388	(19,321)	(6,429)	(91)	(18,789)	(6,194)	(107)	(19,098)
Accrued benefit (liability) asset recognized	$3,269	$388	$(19,321)	$(6,429)	$(91)	$(18,789)	$(6,194)	$(107)	$(19,098)
Accumulated benefit obligation at end of year	$94,170	$3,483	$19,321	$96,848	$3,704	$18,789	$88,247	$4,870	$16,258

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2021			2020			2019
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Recognition of net loss	$1,002	$6	$256	$2,474	$10	$551	$1,827	$—	$559
Recognition of prior service (credit) cost	—	—	—	(14)	—	7	(14)	—	6
Recognition of loss due to settlement	—	—	—	—	215	—	—	—	—
Net gain (loss) occurring during the year	6,848	361	(685)	(1,086)	(124)	617	(6,070)	(427)	(3,319)
Net prior service cost occurring during the year	—	—	—	151	—	12	—	—	—
	7,850	367	(429)	1,525	101	1,187	(4,257)	(427)	(2,754)
Deferred tax (expense) benefit	(1,648)	(77)	90	(320)	(21)	(249)	894	90	578
Other comprehensive income (loss), net of tax	$6,202	$290	$(339)	$1,205	$80	$938	$(3,363)	$(337)	$(2,176)

The noncash adjustment to the employee benefit plan liabilities, consisting of changes in prior service cost and net loss, was $7.8 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.
Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) were as follows (in thousands):

	December 31, 2021			December 31, 2020
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net loss	$1,002	$6	$256	$2,474	$10	$551
Prior service (credit) cost	—	—	—	(14)	—	7
Loss recognized due to curtailment	—	—	—	151	—	12
Loss recognized due to settlement	—	—	—	—	215	—
	1,002	6	256	2,611	225	570
Deferred tax expense	(211)	—	(54)	(548)	(47)	(120)
Accumulated other comprehensive income (loss), net of tax	$791	$6	$202	$2,063	$178	$450

Amounts recognized as a component of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2021			December 31, 2020
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net loss	$(23,933)	$(131)	$(6,004)	$(31,783)	$(498)	$(5,575)
Prior service cost	—	—	—	—	—	—
	(23,933)	(131)	(6,004)	(31,783)	(498)	(5,575)
Deferred tax benefit	5,026	27	1,261	6,674	104	1,171
Accumulated other comprehensive (loss) income, net of tax	$(18,907)	$(104)	$(4,743)	$(25,109)	$(394)	$(4,404)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Years Ended December 31,
	2021	2020	2019
Retirement Plan:
Service cost	$—	$1,793	$1,420
Interest cost	2,570	3,031	3,654
Expected return on assets	(5,420)	(5,676)	(6,030)
Net loss amortization	1,002	2,474	1,827
Prior service credit amortization	—	(14)	(14)
Loss due to curtailment	—	151	—
Net periodic benefit cost	$(1,848)	$1,759	$857
Acquired Retirement Plan:
Service cost	$—	$—	$—
Interest cost	92	162	169
Expected return on assets	(211)	(301)	(293)
Net loss amortization	6	10	—
Prior service credit amortization	—	—	—
Loss recognized due to settlement	—	215	—
Net periodic benefit cost	$(113)	$86	$(124)
Restoration Plan:
Service cost	$—	$429	$339
Interest cost	520	568	713
Net loss amortization	256	551	559
Prior service cost amortization	—	7	6
Loss due to curtailment	—	12	—
Net periodic benefit cost	$776	$1,567	$1,617

The Retirement Plan and Acquired Retirement Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations in active markets for identical assets, market quotations for similar assets in active or non-active markets or the net asset value provided by the plan administrator.  The Retirement Plans’ obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Retirement Plans’ obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plans and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the Retirement Plans at December 31, 2021.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated AA by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.
Salary increase assumptions were based upon historical experience and anticipated future management actions. As a result of the freeze of future benefit accruals and benefit service, the compensation rate is no longer applicable at December 31, 2021 or 2020.
The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Retirement Plans’ liabilities.  We considered broad equity and bond indices, long-term return projections and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2021			December 31, 2020
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Discount rate	2.95%	2.95%	2.95%	2.65%	2.65%	2.65%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Years Ended December 31,
	2021	2020	2019
Retirement Plan:
Discount rate	2.65%	2.78%	4.32%
Expected long-term rate of return on plan assets	6.13%	6.50%	7.25%
Compensation increase rate	—	3.50%	3.50%
Acquired Retirement Plan:
Discount rate	2.65%	3.41%	4.32%
Expected long-term rate of return on plan assets	6.13%	6.50%	7.25%
Compensation increase rate	—	—	—
Restoration Plan:
Discount rate	2.65%	2.78%	4.32%
Compensation increase rate	—	3.50%	3.50%

In connection with the remeasurement of the Retirement Plan and the Restoration Plan at June 30, 2020, we updated our discount rate from 3.41% to 2.78%.
During the three months ended June 30, 2021, we updated our expected long-term rate of return on plan assets for the Retirement Plan and the Acquired Retirement Plan from 6.50% to 6.125%. During the three months ended June 30, 2020, we updated our expected long-term rate of return on plan assets for the Retirement Plan and the Acquired Retirement Plan from 7.25% to 6.50%.
Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Retirement Plan and other factors.

The major categories of assets in the Plan and the Acquired Retirement Plan are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 12 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	December 31, 2021		December 31, 2020
	Retirement Plan	Acquired Retirement Plan	Retirement Plan	Acquired Retirement Plan
Level 1:
Cash	$3,495	$—	$1,593	$—
Equity securities:
U.S. large cap (1)	27,692	1,351	22,455	1,199
U.S. mid cap (2)	7,556	151	10,165	136
U.S. small cap (3)	15,004	70	12,934	64
International developed (4)	9,768	—	10,344	—
International emerging (2)	2,322	—	2,359	—
International (5)	—	775	—	708
Fixed income securities:
Corporate bonds (6)	—	1,277	—	1,226
U.S. government treasuries (6)	262	—	—	—
Real estate (8)	—	247	—	280
Level 2:
Cash Equivalents	9,949	—	16,689	—
Fixed income securities:
Corporate bonds (6)	2,254	—	1,537	—
U.S. government agencies (6)	5,437	—	4,677	—
Municipal bonds (6)	13,508	—	7,458	—
U.S. agency MBS (7)	192	—	208	—
Total fair value of plan assets	$97,439	$3,871	$90,419	$3,613
(1)For the Retirement Plan, this category is comprised of broadly diversified “passive” and “active” mutual funds. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.
(2)For the Retirement Plan, this category is comprised of broadly diversified “active” mutual funds. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.
(3)For the Retirement Plan, this category is comprised of broadly diversified “passive” and “active” mutual funds and shares of Southside Bancshares stock. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.
(4)This category is comprised of a broadly diversified “passive” and “active” mutual funds.
(5)This category is comprised of pooled separate accounts invested in mutual funds and international stocks.
(6)For the Retirement Plan, this category is comprised of individual investment grade securities that are generally HTM. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds, investment grade and below investment grade bonds.
(7)This category is comprised of individual securities that are generally not HTM.
(8)This category is comprised of a pooled separate account invested in commercial real estate and includes mortgage loans which are backed by the associated properties.
We did not have any plan assets with Level 3 input fair value measurements at December 31, 2021 or 2020.
Our overall investment strategy is to realize long-term growth of the Retirement Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 64.0% equities, 35.0% fixed income and 1.0% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and REITs.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include government agencies, CDs, corporate bonds, municipal bonds and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used for equity and REITs because of the superior diversification they provide.

As of December 31, 2021, expected future benefit payments related to the Retirement Plan, the Acquired Retirement Plan and the Restoration Plan were as follows (in thousands):

	Retirement Plan	Acquired Retirement Plan	Restoration Plan
2022	$4,097	$64	$1,020
2023	4,352	67	1,004
2024	4,547	71	985
2025	4,676	78	1,056
2026	4,847	76	1,184
2027 through 2031	25,237	766	6,318
	$47,756	$1,122	$11,567
We expect to contribute $1.0 million to our Restoration Plan in 2022. We do not expect to make additional contributions to the Retirement Plan or the Acquired Retirement Plan in 2022.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the 2017 Incentive Plan, which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2021, there were 1,220,040 shares remaining available for grant for future awards.
All share data has been adjusted to give retroactive recognition to stock dividends, where applicable. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2021, 2020 and 2019, there were 368,447, 492,274 and 737,434 unvested awards outstanding, respectively.  For the years ended December 31, 2021, 2020 and 2019, there was $2.7 million, $2.8 million and $2.4 million of share-based compensation expense for employees related to the incentive plans, respectively, and $570,000, $593,000 and $501,000 of income tax benefit related to the stock compensation expense, respectively. Director stock compensation expense was $306,000, and $196,000 for the years ended December 31, 2021 and 2020, respectively, and $64,000 and $41,000 of income tax benefit related to the director stock compensation expense, respectively. There was no stock compensation expense for directors in 2019.
As of December 31, 2021, 2020 and 2019, there was $6.2 million, $5.4 million and $7.7 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2021 is expected to be recognized over a weighted-average period of 1.5 years.
The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
The fair value of each RSU is the ending stock price on the date of grant. RSUs granted to employees vest in equal annual installments over a period of between three and four years. Director RSUs vest after a period of one year. Directors may elect to defer the receipt of shares and instead receive them on a specified anniversary of grant date or upon the termination of their service on the Board.
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
Shares issued in connection with stock compensation awards along with other related information are presented in the following table without the retroactive recognition of stock dividends (in thousands, except share amounts):

	Years Ended December 31,
	2021	2020	2019
New shares issued from available treasury shares	305,212	116,661	122,537
Proceeds from stock option exercises	$7,672	$1,692	$1,986
Intrinsic value of stock options exercised	$3,005	$881	$1,106

The estimated weighted-average grant-date fair value per option and the underlying Black-Scholes option-pricing model assumptions are summarized in the following table for years in which we granted NQSOs pursuant to the incentive plans:

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per option	—	—	$5.89
Weighted-average assumptions:
Risk-free interest rates	—	—	1.63%
Expected dividend yield	—	—	3.50%
Expected volatility factors of the market price of Southside Bancshares common stock	—	—	25.80%
Expected option life (in years)	—	—	6.2
A combined summary of activity in our share-based plans as of December 31, 2021 is presented below:

	Restricted Stock Units Outstanding		Stock Options Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2021	123,694	$33.11	1,002,039	$32.17	$6.44
Granted	111,926	39.29	—	—	—
Stock options exercised	—	—	(263,418)	29.12	6.43
Stock awards vested	(49,196)	33.08	—	—	—
Forfeited	(9,409)	34.52	(19,722)	34.74	6.12
Canceled/expired	—	—	(5,132)	36.10	7.58
Balance, December 31, 2021	177,015	$36.95	713,767	$33.20	$6.45

Other information regarding options outstanding and exercisable as of December 31, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$16.81	-	$20.00	10,035	$16.81	0.59	10,035	$16.81
20.01	-	25.00	27,303	23.08	2.22	27,303	23.08
25.01	-	30.00	94,376	26.60	3.51	94,376	26.60
30.01	-	35.00	502,865	34.67	7.10	311,433	34.64
35.01	-	37.28	79,188	37.28	4.90	79,188	37.28
Total			713,767	$33.20	6.10	522,335	$32.64
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6.2 million and $4.8 million at December 31, 2021. The weighted-average remaining contractual life of options exercisable at December 31, 2021 was 5.7 years.

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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $605.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.
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
At December 31, 2021 and 2020, net derivative liabilities included $12.8 million and $39.3 million of cash collateral held by counterparties subject to master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2021			December 31, 2020
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$605,000	$4,274	$5,866	$670,000	$—	$21,635
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	214,379	545	13,412	152,280	—	18,537
Swaps-Customer counterparties	214,379	13,412	545	152,280	18,537	—
Gross derivatives		18,231	19,823		18,537	40,172
Offsetting derivative assets/liabilities		(4,819)	(4,819)		—	—
Cash collateral received/posted		—	(12,810)		—	(39,270)
Net derivatives included in the consolidated balance sheets (2)		$13,412	$2,194		$18,537	$902
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At December 31, 2021, we had no credit exposure related to interest rate swaps with financial institutions and $13.4 million related to interest rate swaps with customers. At December 31, 2020, we had no credit exposure related to interest rate swaps with financial institutions and $18.5 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at December 31, 2021 and December 31, 2020:

	December 31, 2021				December 31, 2020
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$605,000	3.2	0.13%	1.10%	$670,000	3.8	0.17%	1.12%
Swaps-Non-hedging
Financial institution counterparties	214,379	10.3	0.47%	2.42%	152,280	9.8	0.50%	2.57%
Customer counterparties	214,379	10.3	2.42%	0.47%	152,280	9.8	2.57%	0.50%

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at December 31, 2021 and 2020.
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
Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2021 and 2020, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2021
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$58,877	$58,877	$—	$—
State and political subdivisions	2,051,936	—	2,051,936	—
Corporate bonds and other	135,532	—	135,532	—
MBS: (1)
Residential	426,350	—	426,350	—
Commercial	91,630	—	91,630	—
Equity investments:
Equity investments	5,920	5,920	—	—
Derivative assets:
Interest rate swaps	18,231	—	18,231	—
Total asset recurring fair value measurements	$2,788,476	$64,797	$2,723,679	$—

Derivative liabilities:
Interest rate swaps	$19,823	$—	$19,823	$—
Total liability recurring fair value measurements	$19,823	$—	$19,823	$—

Nonrecurring fair value measurements
Collateral-dependent loans (2)	$8,458	$—	$—	$8,458
Total asset nonrecurring fair value measurements	$8,458	$—	$—	$8,458

	December 31, 2020
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,580,594	$—	$1,580,594	$—
Corporate bonds and other	78,255	—	78,255	—
MBS: (1)
Residential	810,010	—	810,010	—
Commercial	118,446	—	118,446	—
Equity investments:
Equity investments	6,094	6,094	—	—
Derivative assets:
Interest rate swaps	18,537	—	18,537	—
Total asset recurring fair value measurements	$2,611,936	$6,094	$2,605,842	$—

Derivative liabilities:
Interest rate swaps	$40,172	$—	$40,172	$—
Total liability recurring fair value measurements	$40,172	$—	$40,172	$—

Nonrecurring fair value measurements
Foreclosed assets	$120	$—	$—	$120
Impaired loans (2)	10,653	—	—	10,653
Total asset nonrecurring fair value measurements	$10,773	$—	$—	$10,773
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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$201,753	$201,753	$201,753	$—	$—
Investment securities:
HTM, at carrying value	788	791	—	791	—
MBS:
HTM, at carrying value	89,992	94,444	—	94,444	—
FHLB stock, at cost	14,375	14,375	—	14,375	—
Equity investments	5,921	5,921	—	5,921	—
Loans, net of allowance for loan losses	3,609,889	3,748,116	—	—	3,748,116
Loans held for sale	1,684	1,684	—	1,684	—
Financial Liabilities:
Deposits	$5,722,327	$5,721,694	$—	$5,721,694	$—
Other borrowings	23,219	23,219	—	23,219	—
FHLB borrowings	344,038	346,604	—	346,604	—
Subordinated notes, net of unamortized debt issuance costs	98,534	98,642	—	98,642	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	48,480	—	48,480	—

		Estimated Fair Value
December 31, 2020	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,408	$108,408	$108,408	$—	$—
Investment securities:
HTM, at carrying value	907	920	—	920	—
MBS:
HTM, at carrying value	108,091	117,278	—	117,278	—
FHLB stock, at cost	25,259	25,259	—	25,259	—
Equity investments	5,811	5,811	—	5,811	—
Loans, net of allowance for loan losses	3,608,773	3,784,291	—	—	3,784,291
Loans held for sale	3,695	3,695	—	3,695	—
Financial liabilities:
Deposits	$4,932,322	$4,936,188	$—	$4,936,188	$—
Other borrowings	23,172	23,172	—	23,172	—
FHLB borrowings	832,527	854,865	—	854,865	—
Subordinated notes, net of unamortized debt issuance costs	197,251	198,391	—	198,391	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,255	51,993	—	51,993	—

13. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.37, $1.30 and $1.26 per share for the years ended December 31, 2021, 2020 and 2019, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2021, we exceeded all regulatory minimum capital requirements.

As of December 31, 2021, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%
December 31, 2020
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$612,703	14.68%	$187,814	4.50%	N/A	N/A
Bank Only	$768,200	18.41%	$187,801	4.50%	$271,268	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$671,147	16.08%	$250,418	6.00%	N/A	N/A
Bank Only	$768,200	18.41%	$250,402	6.00%	$333,869	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$908,873	21.78%	$333,891	8.00%	N/A	N/A
Bank Only	$808,675	19.38%	$333,869	8.00%	$417,336	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$671,147	9.81%	$273,558	4.00%	N/A	N/A
Bank Only	$768,200	11.24%	$273,432	4.00%	$341,790	5.00%
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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a DRIP which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2021, 34,150 shares were issued under this plan at an average price of $39.64 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2020, 47,157 shares were issued under this plan at an average price of $30.21 per share, reflective of other trades at the time of each sale.
We repurchased 938,484 shares of our common stock at a cost of $34.1 million during the year ended December 31, 2021, 1,035,901 shares of common stock at a cost of $31.0 million during the year ended December 31, 2020, and 66,467 shares of common stock at a cost of $2.2 million during the year ended December 31, 2019. Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. Our board of directors continually evaluates the Company's capital needs and those of the Bank and may, at its discretion, initiate, modify or discontinue an authorized repurchase plan without notice.

15. INCOME TAXES
The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current income tax expense	$12,674	$15,766	$13,099
Deferred income tax expense (benefit)	4,752	(4,430)	122
Income tax expense	$17,426	$11,336	$13,221

The components of the net deferred tax liability as of December 31, 2021 and 2020 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$7,407	$
Retirement and other benefit plans		1,927
Premises and equipment		9,062
Operating lease liabilities	3,502
Operating lease ROU assets		3,165
Core deposit intangible		913
Unrealized gains on securities AFS		22,562
Effective hedging derivatives	334
Fair value adjustment on loans	696
Unfunded status of defined benefit plan	6,314
State business tax credit	302
Stock-based compensation	1,043
Other	223
Gross deferred tax assets/liabilities	19,821	37,629
Net deferred tax liability at December 31, 2021		$17,808

Allowance for loan losses	$10,291	$
Retirement and other benefit plans		1,582
Premises and equipment		9,057
Operating lease liabilities	3,514
Operating lease ROU assets		3,163
Core deposit intangible		1,385
Unrealized gains on securities AFS		30,940
Effective hedging derivatives	4,543
Fair value adjustment on loans	1,037
Unfunded status of defined benefit plan	7,950
State business tax credit	362
Stock-based compensation	1,105
Other	1,776
Gross deferred tax assets/liabilities	30,578	46,127
Net deferred tax liability at December 31, 2020		$15,549

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$27,474	21.0%	$19,633	21.0%	$18,433	21.0%
Increase (decrease) in taxes from:
Tax exempt interest	(9,636)	(7.4)%	(8,137)	(8.7)%	(4,875)	(5.5)%
BOLI	(549)	(0.4)%	(536)	(0.6)%	(484)	(0.5)%
Share-based compensation	(392)	(0.3)%	(70)	(0.1)%	(167)	(0.2)%
State business tax	366	0.3%	329	0.4%	217	0.2%
Other, net	163	0.1%	117	0.1%	97	0.1%
Income tax expense	$17,426	13.3%	$11,336	12.1%	$13,221	15.1%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 or Texas state tax examinations by tax authorities for years before 2017.  No valuation allowance was recorded at December 31, 2021 or 2020 as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at December 31, 2021 or 2020.

16. LEASES
We lease certain retail- and full-service branch locations, ATM locations and certain equipment.  Short-term leases, leases with an initial term of 12 months or less and do not contain a purchase option that is likely to be exercised, are not recorded on the balance sheet. Operating lease cost, which is comprised of the amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is included in net occupancy expense on our consolidated statements of income. We evaluate the lease term by assuming the exercise of options to extend that are reasonably assured and those option periods covered by an option to terminate the lease, if deemed not reasonably certain to be exercised. The lease term is used to determine the straight-line expense and limits the depreciable life of any related leasehold improvements. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in net occupancy expense on our consolidated statements of income, consistent with similar costs for owned locations, but is not included in operating lease cost below.
Our leases have remaining lease terms ranging from seven months to 18.7 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 90 days. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
Balance sheet information related to leases was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$15,073	$15,063
Operating lease liabilities	$16,676	$16,734
The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$1,811	$2,193	$1,595

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows for operating leases	$2,016	$1,479
ROU assets obtained in exchange for new operating lease liabilities (1)	$1,330	$7,912
(1)Primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million for year ended December 31, 2021. For the year ended December 31, 2020, the ROU assets obtained were primarily due to one lease that commenced in May 2020 with an initial ROU asset of $6.6 million.

Additional information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	14.9	15.8
Weighted average discount rate	2.90%	3.01%

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2021 were as follows (in thousands):

Year ending December 31,
2022	$1,476
2023	1,536
2024	1,379
2025	1,376
2026	1,356
2027 and thereafter	13,693
Total lease payments	20,816
Less: Interest	(4,140)
Present value of lease liabilities	$16,676
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
Gross rental income from these leases were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Gross rental income	$3,288	$3,277	$2,991

At December 31, 2021, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2022	$3,006
2023	2,358
2024	1,991
2025	1,728
2026	1,586
2027 and thereafter	1,924
Total lease payments	$12,593

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Balance at beginning of period	$6,386	$1,455	$1,890
Impact of CECL adoption	—	4,840	—
Provision for (reversal of) off-balance-sheet credit exposures	(4,002)	91	(435)
Balance at end of period	$2,384	$6,386	$1,455

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2021	December 31, 2020

Commitments to extend credit	$1,053,002	$793,138
Standby letters of credit	12,708	13,658
Total	$1,065,710	$806,796

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
Securities. In the normal course of business we buy and sell securities.  At December 31, 2021, there were $19.0 million unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2020, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at December 31, 2021 or December 31, 2020.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Our market areas primarily include East and Southeast Texas, as well as the greater Fort Worth, Austin and Houston, Texas areas. Part of the risk associated with real estate loans has been mitigated since 24.1% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
The MBS we hold consist exclusively of U.S. agency securities which are either directly or indirectly backed by the full faith and credit of the U.S. Government or guaranteed by GSEs.  The GNMA MBS are backed by the full faith and credit of the U.S. Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the U.S. government.

19. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2021	2020
ASSETS
Cash and due from banks	$19,189	$100,016
Investment in bank subsidiaries at equity in underlying net assets	1,046,215	1,028,609
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	4,384	4,732
Total assets	$1,071,614	$1,135,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes, net of unamortized debt issuance costs	$98,534	$197,251
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	60,255
Other liabilities	648	2,380
Total liabilities	159,442	259,886
Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,968,969 shares issued at December 31, 2021 and 37,934,819 shares issued at December 31, 2020)	47,461	47,419
Paid-in capital	780,501	771,511
Retained earnings	179,813	111,208
Treasury stock: (shares at cost, 5,616,917 at December 31, 2021 and 4,983,645 at December 31, 2020)	(155,308)	(123,921)
AOCI	59,705	69,080
Total shareholders’ equity	912,172	875,297
Total liabilities and shareholders’ equity	$1,071,614	$1,135,183

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
Income
Dividends from subsidiary	$100,000	$72,000	$50,000
Interest income	42	55	83
Total income	100,042	72,055	50,083
Expense
Interest expense	9,636	8,129	8,436
Other	4,162	3,240	2,927
Total expense	13,798	11,369	11,363
Income before income tax expense	86,244	60,686	38,720
Income tax benefit	2,889	2,375	2,368
Income before equity in undistributed earnings of subsidiaries	89,133	63,061	41,088
Equity in undistributed earnings of subsidiaries	24,268	19,092	33,466
Net income	$113,401	$82,153	$74,554

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019

OPERATING ACTIVITIES:
Net Income	$113,401	$82,153	$74,554
Adjustments to reconcile net income to net cash provided by operations:
Amortization	277	202	173
Stock compensation expense	306	197	—
Equity in undistributed earnings of subsidiaries	(24,268)	(19,092)	(33,466)
Loss on redemption of subordinated notes	1,118	—	—
Net change in other assets	348	(546)	104
Net change in other liabilities	(1,732)	(58)	(979)
Net cash provided by operating activities	89,450	62,856	40,386
INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	(95)	98,478	—
Redemption of subordinated notes	(100,011)	—	—
Purchase of common stock	(34,148)	(30,989)	(2,181)
Proceeds from issuance of common stock	8,546	2,723	3,037
Cash dividends paid	(44,569)	(43,204)	(42,521)
Net cash (used in) provided by financing activities	(170,277)	27,008	(41,665)

Net (decrease) increase in cash and cash equivalents	(80,827)	89,864	(1,279)
Cash and cash equivalents at beginning of period	100,016	10,152	11,431
Cash and cash equivalents at end of period	$19,189	$100,016	$10,152

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
    Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 25, 2022

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
February 25, 2022

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc.		2	10-Q	05/09/2014	0-12247

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(4)	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities of the Registrant Registered Under Section 12.		4.1	10-K	02/28/2020	0-12247

4.2	Subordinated Indenture, dated as of September 19, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee.		4.1	8-K	09/19/2016	0-12247

4.3	Indenture, dated as of November 6, 2020, by and between the Company and UMB Bank, National Association, as Trustee, including the form of the Notes attached as Exhibit A-2 thereto.		4.1	8-K	11/9/2020	0-12247

4.4	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (as filed with the Registrant’s Form 10-K for the year ended June 30, 1990).		**10 (b)	10-K	1991

10.2	Retirement Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.).		**10 (c)	10-K	1993

10.3	Deferred Compensation Agreement dated June 30, 1994 by and between Southside Bank and Lee Gibson, as amended October 15, 1997.		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated January 15, 2009, by and between Southside Bank and Julie Shamburger.		**10.4	10-K	02/26/2021	0-12247

10.5	First Amendment to Deferred Compensation Agreement dated February 25, 2021, by and between Southside Bank and Julie Shamburger.		**10.5	10-K	02/26/2021	0-12247

10.6	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander.		**10.2	10-Q	04/28/2017	0-12247

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe.	**10.7	10-K	02/28/2018	0-12247

10.8	Split Dollar Agreement dated September 7, 2004 with Lee R. Gibson, III.	**10 (i)	8-K	10/19/2004	3-17203

10.9	Split Dollar Agreement dated February 25, 2021 with Julie Shamburger.	**10.9	10-K	02/26/2021	0-12247

10.10	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson.	**10 (l)	8-K	10/26/2007	3-17203

10.11	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	04/28/2017	0-12247

10.12	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe.	**10.14	10-K	02/28/2018	0-12247

10.13	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and T.L. Arnold.	**10.5	S-4	07/18/2014	3-196817

10.14	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	10/26/2018	0-12247

10.15	Southside Bancshares, Inc. 2009 Incentive Plan.	**99.1	8-K	04/20/2009	3-17203

10.16	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.	**10.1	10-Q	08/08/2011	3-17203

10.17	Southside Bancshares, Inc. 2017 Incentive Plan.	**10.1	8-K	05/12/2017	0-12247

10.18	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.2	10-Q	10/27/2017	0-12247

10.19	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.3	10-Q	10/27/2017	0-12247

10.20	Form of Note Purchase Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.	10.1	8-K	11/9/2020	0-12247

10.21	Form of Registration Rights Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.	10.2	8-K	11/9/2020	0-12247

10.22	Southside Bancshares, Inc. Annual Incentive Program.	**10.1	8-K	06/21/2021	0-12247

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 25, 2022	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 25, 2022	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	John R. (Bob) Garrett	Chairman of the Board	February 25, 2022
	John R. (Bob) Garrett	and Director

/s/	Donald W. Thedford	Vice Chairman of the Board	February 25, 2022
	Donald W. Thedford	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 25, 2022
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 25, 2022
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 25, 2022
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 25, 2022
Michael J. Bosworth

/s/	Herbert C. Buie	Director	February 25, 2022
Herbert C. Buie

/s/	Patricia A. Callan	Director	February 25, 2022
Patricia A. Callan

/s/	Shannon Dacus	Director	February 25, 2022
Shannon Dacus

/s/	Alton L. Frailey	Director	February 25, 2022
Alton L. Frailey

/s/	George H. (Trey) Henderson, III	Director	February 25, 2022
George H. (Trey) Henderson, III

/s/	Melvin B. Lovelady	Director	February 25, 2022
Melvin B. Lovelady

/s/	Tony K. Morgan	Director	February 25, 2022
Tony K. Morgan

/s/	John F. Sammons, Jr.	Director	February 25, 2022
John F. Sammons, Jr.

/s/	H. J. Shands, III	Director	February 25, 2022
H. J. Shands, III

/s/	William Sheehy	Director	February 25, 2022
William Sheehy

/s/	Preston L. Smith	Director	February 25, 2022
Preston L. Smith