Form 10-Q
period 2022-03-31
SOUTHSIDE BANCSHARES INC
filed 2022-04-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 26, 2022 was 32,121,923 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2021 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2021
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
COVID-19	Novel strain of coronavirus
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Southside Bancshares, Inc. |1

Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
PPP	Paycheck Protection Program
PPP Facility	Paycheck Protection Program Lending Facility
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$90,399	$91,120
Interest earning deposits	72,158	110,633
Federal funds sold	24,550	—
Total cash and cash equivalents	187,107	201,753
Securities:
Securities AFS, at estimated fair value (amortized cost of $2,117,597 and $2,655,594, respectively)	2,065,984	2,764,325
Securities HTM (estimated fair value of $462,621 and $95,235, respectively)	474,319	90,780
FHLB stock, at cost	3,757	14,375
Equity investments	11,475	11,841
Loans held for sale	1,576	1,684
Loans:
Loans	3,800,916	3,645,162
Less: Allowance for loan losses	(35,524)	(35,273)
Net loans	3,765,392	3,609,889
Premises and equipment, net	142,880	142,509
Operating lease ROU assets	14,751	15,073
Goodwill	201,116	201,116
Other intangible assets, net	6,273	6,895
Interest receivable	28,367	39,145
Deferred tax asset, net	19,116	—
Unsettled trades to sell securities	47,019	—
BOLI	131,923	131,232
Other assets	18,060	28,985
Total assets	$7,119,115	$7,259,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,630,056	$1,644,775
Interest bearing	4,440,343	4,077,552
Total deposits	6,070,399	5,722,327
Other borrowings	30,196	23,219
FHLB borrowings	3,871	344,038
Subordinated notes, net of unamortized debt issuance costs	98,569	98,534
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,261	60,260
Deferred tax liability, net	—	17,808
Unsettled trades to purchase securities	2,053	18,995
Operating lease liabilities	16,388	16,676
Other liabilities	53,137	45,573
Total liabilities	6,334,874	6,347,430

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,976,640 shares issued at March 31, 2022 and 37,968,969 shares issued at December 31, 2021)	47,471	47,461
Paid-in capital	781,814	780,501
Retained earnings	193,739	179,813
Treasury stock: (shares at cost, 5,682,651 at March 31, 2022 and 5,616,917 at December 31, 2021)	(158,512)	(155,308)
AOCI	(80,271)	59,705
Total shareholders’ equity	784,241	912,172
Total liabilities and shareholders’ equity	$7,119,115	$7,259,602
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans	$34,888	$36,038
Taxable investment securities	4,608	2,323
Tax-exempt investment securities	10,219	8,965
MBS	4,017	6,088
FHLB stock and equity investments	113	136
Other interest earning assets	28	15
Total interest income	53,873	53,565
Interest expense:
Deposits	3,237	2,597
FHLB borrowings	366	1,908
Subordinated notes	998	2,395
Trust preferred subordinated debentures	356	351
Other borrowings	10	11
Total interest expense	4,967	7,262
Net interest income	48,906	46,303
Provision for (reversal of) credit losses	294	(10,149)
Net interest income after provision for credit losses	48,612	56,452
Noninterest income:
Deposit services	6,628	6,125
Net gain (loss) on sale of securities AFS	(1,543)	2,003
Gain on sale of loans	178	593
Trust fees	1,494	1,383
BOLI	691	626
Brokerage services	809	780
Other	2,468	2,113
Total noninterest income	10,725	13,623
Noninterest expense:
Salaries and employee benefits	19,969	20,044
Net occupancy	3,656	3,560
Advertising, travel & entertainment	737	437
ATM expense	281	238
Professional fees	927	991
Software and data processing	1,631	1,312
Communications	503	525
FDIC insurance	472	454
Amortization of intangibles	622	766
Other	2,397	2,907
Total noninterest expense	31,195	31,234
Income before income tax expense	28,142	38,841
Income tax expense	3,146	4,750
Net income	$24,996	$34,091

Earnings per common share – basic	$0.77	$1.04
Earnings per common share – diluted	$0.77	$1.04
Cash dividends paid per common share	$0.34	$0.32
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$24,996	$34,091
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(161,901)	(48,979)
Change in net unrealized loss on securities transferred from AFS to HTM	(39,144)	—
Reclassification adjustment for amortization related to AFS and HTM debt securities	243	416
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	1,543	(2,003)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	20,546	11,023
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	1,322	1,568
Pension plans:
Amortization of net actuarial loss and prior service credit, included in net periodic benefit cost	206	641
Other comprehensive income (loss), before tax	(177,185)	(37,334)
Income tax (expense) benefit related to items of other comprehensive income (loss)	37,209	7,840
Other comprehensive income (loss), net of tax	(139,976)	(29,494)
Comprehensive income (loss)	$(114,980)	$4,597

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
Net income	—	—	24,996	—	—	24,996
Other comprehensive income (loss)	—	—	—	—	(139,976)	(139,976)
Issuance of common stock for dividend reinvestment plan (7,671 shares)	10	312	—	—	—	322
Purchase of common stock (82,285 shares)	—	—	—	(3,358)	—	(3,358)
Stock compensation expense	—	819	—	—	—	819
Net issuance of common stock under employee stock plans (16,551 shares)	—	182	(67)	154	—	269
Cash dividends paid on common stock ($0.34 per share)	—	—	(11,003)	—	—	(11,003)
Balance at March 31, 2022	$47,471	$781,814	$193,739	$(158,512)	$(80,271)	$784,241

Balance at December 31, 2020	$47,419	$771,511	$111,208	$(123,921)	$69,080	$875,297
Net income	—	—	34,091	—	—	34,091
Other comprehensive income (loss)	—	—	—	—	(29,494)	(29,494)
Issuance of common stock for dividend reinvestment plan (8,918 shares)	11	321	—	—	—	332
Purchase of common stock (427,396 shares)	—	—	—	(15,213)	—	(15,213)
Stock compensation expense	—	674	—	—	—	674
Net issuance of common stock under employee stock plans (126,260 shares)	—	2,309	(41)	1,118	—	3,386
Cash dividends paid on common stock ($0.32 per share)	—	—	(10,476)	—	—	(10,476)
Balance at March 31, 2021	$47,430	$774,815	$134,782	$(138,016)	$39,586	$858,597

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$24,996	$34,091
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,765	2,882
Securities premium amortization (discount accretion), net	4,804	6,083
Loan (discount accretion) premium amortization, net	(132)	(223)
Provision for (reversal of) credit losses	294	(10,149)
Stock compensation expense	819	674
Deferred tax expense (benefit)	285	2,161
Net gain (loss) on sale of AFS securities	1,543	(2,003)
Loss on impairment of investments	38	—
Net loss on premises and equipment	334	227
Gross proceeds from sales of loans held for sale	5,114	15,987
Gross originations of loans held for sale	(5,006)	(14,907)
Net (gain) loss on OREO	—	(2)
Net change in:
Interest receivable	10,778	11,270
Other assets	(74)	6,459
Interest payable	728	(1,026)
Other liabilities	38,091	10,891
Net cash provided by (used in) operating activities	85,377	62,415

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(126,240)	(127,713)
Sales	118,952	37,097
Maturities, calls and principal repayments	50,269	99,787
Securities HTM:
Maturities, calls and principal repayments	2,216	10,871
Proceeds from redemption of FHLB stock and equity investments	11,041	16,240
Purchases of FHLB stock and equity investments	(57)	(9,629)
Net loan paydowns (originations)	(155,667)	(59,211)
Purchases of premises and equipment	(2,806)	(2,396)
Proceeds from sales of premises and equipment	3	94
Net proceeds from sales of OREO	—	106
Proceeds from sales of repossessed assets	30	44
Net cash provided by (used in) investing activities	(102,259)	(34,710)

(continued)

Southside Bancshares, Inc. | 7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2022	2021
FINANCING ACTIVITIES:
Net change in deposits	348,066	160,308
Net change in other borrowings	6,977	(857)
Proceeds from FHLB borrowings	117,000	4,009,977
Repayment of FHLB borrowings	(457,167)	(4,176,974)
Net proceeds from issuance of subordinated notes	—	(59)
Proceeds from stock option exercises	332	3,412
Cash paid to tax authority related to tax withholding on share-based awards	(63)	(26)
Purchase of common stock	(2,228)	(14,127)
Proceeds from the issuance of common stock for dividend reinvestment plan	322	332
Cash dividends paid	(11,003)	(10,476)
Net cash provided by (used in) financing activities	2,236	(28,490)

Net (decrease) increase in cash and cash equivalents	(14,646)	(785)
Cash and cash equivalents at beginning of period	201,753	108,408
Cash and cash equivalents at end of period	$187,107	$107,623

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$4,239	$8,288
Income taxes paid	$—	$250

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$31	$424
Transfer of AFS to HTM securities	$424,895	$—
Unsettled trades to purchase securities	$(2,053)	$23,473
Unsettled trades to sell securities	$47,019	$—
Unsettled trades to repurchase common stock	$(1,130)	$(1,086)

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. Additionally, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. We established an officer level committee to guide our transition from LIBOR and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure, and note that we have the option to have certain of our interest rate swaps fall back to an adjusted SOFR index. Additionally, we anticipate the trust preferred subordinated debentures will transition to a SOFR index once the Federal Reserve completes the relevant rule. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We are evaluating existing systems and have begun offering alternative rates. We are no longer offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for companies that have adopted CECL, which we adopted on January 1, 2020. Early adoption is permitted. The guidance should be applied prospectively with the option to use a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings. ASU 2022-02 is not expected to have a material impact on our consolidated financial statements.
Southside Bancshares, Inc. |9

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and Diluted Earnings:
Net income	$24,996	$34,091
Basic weighted-average shares outstanding	32,357	32,829
Add: Stock awards	180	108
Diluted weighted-average shares outstanding	32,537	32,937
Basic earnings per share:
Net income	$0.77	$1.04
Diluted earnings per share:
Net income	$0.77	$1.04
For the three months ended March 31, 2022, there were no anti-dilutive shares. For the three months ended March 31, 2021, there were approximately 679,000 anti-dilutive shares.

Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(201,045)	20,546	—	(180,499)
Reclassification adjustments included in net income	1,786	1,322	206	3,314
Income tax (expense) benefit	41,844	(4,593)	(42)	37,209
Net current-period other comprehensive income (loss), net of tax	(157,415)	17,275	164	(139,976)
Ending balance, net of tax	$(72,699)	$16,018	$(23,590)	$(80,271)

	Three Months Ended March 31, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(48,979)	11,023	—	(37,956)
Reclassification adjustments included in net income	(1,587)	1,568	641	622
Income tax (expense) benefit	10,619	(2,644)	(135)	7,840
Net current-period other comprehensive income (loss), net of tax	(39,947)	9,947	506	(29,494)
Ending balance, net of tax	$76,131	$(7,144)	$(29,401)	$39,586

Southside Bancshares, Inc. |11

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(243)	$(416)
Tax benefit	51	87
Net of tax	(192)	(329)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(1,543)	2,003
Tax (expense) benefit	324	(420)
Net of tax	(1,219)	1,583

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	(1,322)	(1,568)
Tax benefit	278	329
Net of tax	(1,044)	(1,239)

Amortization of pension plan:
Net actuarial loss (4)	(206)	(641)
Tax benefit	42	135
Net of tax	(164)	(506)
Total reclassifications for the period, net of tax	$(2,619)	$(491)
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
Southside Bancshares, Inc. |12

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of March 31, 2022 and December 31, 2021 are reflected in the tables below (in thousands):

	March 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,614,421	$10,637	$58,873	$1,566,185
Corporate bonds and other	144,264	253	3,191	141,326
MBS: (1)
Residential	280,804	2,581	2,694	280,691
Commercial	78,108	262	588	77,782
Total	$2,117,597	$13,733	$65,346	$2,065,984

HELD TO MATURITY
Investment securities:
State and political subdivisions	$386,573	$944	$12,767	$374,750
MBS: (1)
Residential	37,986	387	64	38,309
Commercial	49,760	62	260	49,562
Total	$474,319	$1,393	$13,091	$462,621

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$58,084	$843	$50	$58,877
State and political subdivisions	1,962,257	93,893	4,214	2,051,936
Corporate bonds and other	133,333	2,408	209	135,532
MBS: (1)
Residential	411,727	14,895	272	426,350
Commercial	90,193	1,642	205	91,630
Total	$2,655,594	$113,681	$4,950	$2,764,325

HELD TO MATURITY
Investment securities:
State and political subdivisions	$788	$3	$—	$791
MBS: (1)
Residential	38,644	2,103	—	40,747
Commercial	51,348	2,349	—	53,697
Total	$90,780	$4,455	$—	$95,235
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We transferred securities from AFS to HTM with an estimated fair value of $385.8 million during the three months ended March 31, 2022. There were no securities transferred from AFS to HTM during the year ended December 31, 2021. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $40.4 million ($31.9 million, net of tax) at March 31, 2022 and $1.5 million ($1.2 million, net of tax) at December 31, 2021. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies and our management has the current intent and ability to hold these securities until maturity.
Southside Bancshares, Inc. |13

Investment securities and MBS with carrying values of $1.49 billion and $1.61 billion were pledged as of March 31, 2022 and December 31, 2021, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of March 31, 2022 and December 31, 2021, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$1,030,604	$58,873	$—	$—	$1,030,604	$58,873
Corporate bonds and other	108,153	3,191	—	—	108,153	3,191
MBS:
Residential	106,742	2,113	4,572	581	111,314	2,694
Commercial	9,939	32	3,709	556	13,648	588
Total	$1,255,438	$64,209	$8,281	$1,137	$1,263,719	$65,346

HELD TO MATURITY
Investment securities:
State and political subdivisions	$223,589	$12,576	$17,255	$191	$240,844	$12,767
MBS:
Residential	3,617	64	—	—	3,617	64
Commercial	22,857	260	—	—	22,857	260
Total	$250,063	$12,900	$17,255	$191	$267,318	$13,091

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$9,947	$50	$—	$—	$9,947	$50
State and political subdivisions	260,509	3,622	7,608	592	268,117	4,214
Corporate bonds and other	35,597	209	—	—	35,597	209
MBS:
Residential	1,225	3	5,168	269	6,393	272
Commercial	4,274	7	4,674	198	8,948	205
Total	$311,552	$3,891	$17,450	$1,059	$329,002	$4,950

For those AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we write the security down to fair value with an adjustment to earnings. As of March 31, 2022, management had the intent to sell certain AFS securities with unrealized losses which were insignificant to the financial statements. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit-related factors, using both qualitative and quantitative criteria. Determining the allowance under the credit loss method requires the use of a discounted cash flow method to assess the credit losses. Any credit-related impairment will be recognized in allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Noncredit-related impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.
As of March 31, 2022 and December 31, 2021, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our
Southside Bancshares, Inc. |14

investment and MBS are due to changes in interest rates and spreads and other market conditions. At March 31, 2022, we had 500 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of highly rated investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities, we currently apply a third-party average loss given default rate to model our securities. Due to a small number of HTM municipal securities in our portfolio as of March 31, 2022 and 2021, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be remote. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals with a long history of no credit losses, no credit loss should be recognized for these securities for the three months ended March 31, 2022 or 2021.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2022, accrued interest receivable on AFS and HTM debt securities totaled $13.0 million and $2.8 million, respectively. As of December 31, 2021, accrued interest receivable on AFS and HTM debt securities totaled $25.6 million and $244,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2022 or December 31, 2021.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S. Treasury	$168	$37
State and political subdivisions	13,332	10,406
Corporate bonds and other	1,327	845
MBS	4,017	6,088
Total interest income on securities	$18,844	$17,376

There was a $1.5 million net realized loss from the AFS securities portfolio for the three months ended March 31, 2022, which consisted of $1.8 million in realized losses and $238,000 in realized gains.  There was a $2.0 million net realized gain from the AFS securities portfolio for the three months ended March 31, 2021, which consisted of $2.1 million in realized gains and $52,000 in realized losses. There were no sales from the HTM portfolio during the three months ended March 31, 2022 or 2021.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |15

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2022, are presented below by contractual maturity (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$2,247	$2,265
Due after one year through five years	24,972	25,187
Due after five years through ten years	157,846	155,194
Due after ten years	1,573,620	1,524,865
	1,758,685	1,707,511
MBS:	358,912	358,473
Total	$2,117,597	$2,065,984

	March 31, 2022
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$120
Due after one year through five years	529	530
Due after five years through ten years	139	140
Due after ten years	385,785	373,960
	386,573	374,750
MBS:	87,746	87,871
Total	$474,319	$462,621

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2022 and December 31, 2021, we had equity investments recorded in our consolidated balance sheets of $11.5 million and $11.8 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net gains (losses) recognized during the period on equity investments	$(275)	$(107)
Less: Net gains recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(275)	$(107)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2022.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at March 31, 2022, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |16

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate loans:
Construction	$490,166	$447,860
1-4 family residential	647,837	651,140
Commercial	1,722,577	1,598,172
Commercial loans	401,144	418,998
Municipal loans	455,155	443,078
Loans to individuals	84,037	85,914
Total loans	3,800,916	3,645,162
Less: Allowance for loan losses	35,524	35,273
Net loans	$3,765,392	$3,609,889

Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at March 31, 2022 and December 31, 2021 of $13.9 million and $31.0 million, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2022 consisted of $1.44 billion of owner and non-owner occupied real estate, $258.4 million of loans secured by multi-family properties and $22.8 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |18

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

March 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$40,882	$187,212	$82,190	$14,657	$3,053	$7,810	$154,086	$489,890
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	48	—	12	47	169	—	276
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$40,882	$187,260	$82,190	$14,669	$3,100	$7,979	$154,086	$490,166

1-4 family residential real estate:
Pass	$32,446	$137,747	$123,318	$76,147	$43,826	$227,959	$2,282	$643,725
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	82	—	—	—	—	82
Substandard	—	48	394	162	154	3,033	42	3,833
Doubtful	—	—	—	—	—	197	—	197
Total 1-4 family residential real estate	$32,446	$137,795	$123,794	$76,309	$43,980	$231,189	$2,324	$647,837

Commercial real estate:
Pass	$290,462	$619,098	$188,513	$144,351	$112,117	$329,299	$5,536	$1,689,376
Pass watch	—	—	—	2,151	2,127	253	—	4,531
Special mention	—	—	2,057	2,175	118	2,364	—	6,714
Substandard	596	800	656	10,904	1,319	7,681	—	21,956
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$291,058	$619,898	$191,226	$159,581	$115,681	$339,597	$5,536	$1,722,577

Commercial loans:
Pass	$37,172	$103,293	$42,475	$12,837	$11,727	$5,021	$184,458	$396,983
Pass watch	206	42	—	248	18	—	—	514
Special mention	—	—	54	31	344	132	—	561
Substandard	—	88	172	368	189	18	1,457	2,292
Doubtful	—	283	40	100	300	65	6	794
Total commercial loans	$37,378	$103,706	$42,741	$13,584	$12,578	$5,236	$185,921	$401,144

Municipal loans:
Pass	$33,909	$79,304	$63,144	$59,531	$27,773	$191,494	$—	$455,155
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$33,909	$79,304	$63,144	$59,531	$27,773	$191,494	$—	$455,155

Loans to individuals:
Pass	$11,288	$34,246	$20,609	$9,783	$3,165	$1,980	$2,820	$83,891
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	32	—	—	32
Substandard	—	—	—	28	45	11	1	85
Doubtful	—	—	19	—	—	10	—	29
Total loans to individuals	$11,288	$34,246	$20,628	$9,811	$3,242	$2,001	$2,821	$84,037
Total loans	$446,961	$1,162,209	$523,723	$333,485	$206,354	$777,496	$350,688	$3,800,916
Southside Bancshares, Inc. |19

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$179,521	$82,862	$38,788	$5,666	$2,126	$6,080	$132,592	$447,635
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	175	—	175
Doubtful	—	—	—	50	—	—	—	50
Total construction real estate	$179,521	$82,862	$38,788	$5,716	$2,126	$6,255	$132,592	$447,860

1-4 family residential real estate:
Pass	$141,058	$129,681	$81,607	$47,566	$34,236	$209,470	$2,238	$645,856
Pass watch	—	—	—	—	—	777	—	777
Special mention	—	82	—	—	—	—	—	82
Substandard	57	403	55	—	295	3,257	88	4,155
Doubtful	—	—	—	—	—	270	—	270
Total 1-4 family residential real estate	$141,115	$130,166	$81,662	$47,566	$34,531	$213,774	$2,326	$651,140

Commercial real estate:
Pass	$648,002	$207,370	$209,923	$114,788	$143,350	$209,368	$7,566	$1,540,367
Pass watch	21,669	—	2,163	3,074	374	—	—	27,280
Special mention	—	2,062	2,217	119	163	1,877	—	6,438
Substandard	3,299	667	10,830	1,480	—	7,691	—	23,967
Doubtful	—	—	—	—	—	120	—	120
Total commercial real estate	$672,970	$210,099	$225,133	$119,461	$143,887	$219,056	$7,566	$1,598,172

Commercial loans:
Pass	$140,628	$51,866	$24,688	$13,204	$2,516	$4,062	$178,263	$415,227
Pass watch	—	—	280	22	—	—	—	302
Special mention	—	57	78	363	—	157	—	655
Substandard	—	283	296	174	16	—	1,457	2,226
Doubtful	7	26	124	359	—	72	—	588
Total commercial loans	$140,635	$52,232	$25,466	$14,122	$2,532	$4,291	$179,720	$418,998

Municipal loans:
Pass	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078

Loans to individuals:
Pass	$40,252	$24,028	$11,813	$4,121	$1,684	$849	$3,052	$85,799
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	36	—	—	—	36
Substandard	—	1	24	4	23	10	2	64
Doubtful	—	—	1	7	3	4	—	15
Total loans to individuals	$40,252	$24,029	$11,838	$4,168	$1,710	$863	$3,054	$85,914
Total loans	$1,254,660	$564,191	$444,235	$220,201	$241,060	$595,557	$325,258	$3,645,162
Watchlisted loans reported as 2022 originations as of March 31, 2022 and watchlisted loans reported as 2021 originations as of December 31, 2021 were, for the majority, first originated in various years prior to 2022 and 2021, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |20

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$38	$12	$—	$50	$490,116	$490,166
1-4 family residential	3,040	437	254	3,731	644,106	647,837
Commercial	747	122	—	869	1,721,708	1,722,577
Commercial loans	1,100	245	512	1,857	399,287	401,144
Municipal loans	—	—	—	—	455,155	455,155
Loans to individuals	173	—	30	203	83,834	84,037
Total	$5,098	$816	$796	$6,710	$3,794,206	$3,800,916

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$82	$58	$—	$140	$447,720	$447,860
1-4 family residential	3,226	606	227	4,059	647,081	651,140
Commercial	1,191	—	99	1,290	1,596,882	1,598,172
Commercial loans	1,523	251	537	2,311	416,687	418,998
Municipal loans	170	—	—	170	442,908	443,078
Loans to individuals	315	41	8	364	85,550	85,914
Total	$6,507	$956	$871	$8,334	$3,636,828	$3,645,162

Southside Bancshares, Inc. |21

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Construction	$4	$57
1-4 family residential	709	969
Commercial	574	668
Commercial loans	1,029	815
Loans to individuals	41	27
Total nonaccrual loans (1)	2,357	2,536

Accruing loans past due more than 90 days	—	—
TDR loans	9,098	9,073
OREO	—	—
Repossessed assets	—	—
Total nonperforming assets	$11,455	$11,609

(1)    Includes $1.0 million and $1.1 million of TDR loans as of March 31, 2022 and December 31, 2021, respectively.

We reversed $12,000 and $18,000 interest income on nonaccrual loans during the three months ended March 31, 2022 and 2021, respectively. We had $946,000 and $1.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2022 and December 31, 2021, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2022 and December 31, 2021, we had $8.9 million and $8.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2022. As of December 31, 2021, there were $21,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process.

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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2022
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$211	$211	3
Commercial loans	—	—	13	13	1
Loans to individuals	—	—	5	5	1
Total	$—	$—	$229	$229	5

	Three Months Ended March 31, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$130	$130	2
Commercial loans	—	—	18	18	1
Total	$—	$—	$148	$148	3

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the three months ended March 31, 2022 and 2021 were not significant.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2022 and 2021 the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.
At March 31, 2022 and 2021, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
Southside Bancshares, Inc. |23

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	—	—	(131)	—	(424)	(555)
Recoveries of loans charged-off	—	39	47	216	—	238	540
Net loans (charged-off) recovered	—	39	47	85	—	(186)	(15)
Provision for (reversal of) loan losses	(183)	77	198	(28)	1	201	266
Balance at end of period	$3,604	$1,982	$27,225	$2,454	$48	$211	$35,524

	Three Months Ended March 31, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(73)	—	(319)	—	(403)	(795)
Recoveries of loans charged-off	1	55	—	282	—	284	622
Net loans (charged-off) recovered	1	(18)	—	(37)	—	(119)	(173)
Provision for (reversal of) loan losses	1,710	256	(8,473)	(962)	—	90	(7,379)
Balance at end of period	$8,201	$2,508	$27,236	$3,108	$46	$355	$41,454

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the accrued interest on our loan portfolio was $12.6 million and $13.3 million, respectively.

Southside Bancshares, Inc. |24

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2022	December 31, 2021
Other borrowings:
Balance at end of period	$30,196	$23,219
Average amount outstanding during the period (1)	21,961	22,257
Maximum amount outstanding during the period (2)	30,196	24,549
Weighted average interest rate during the period (3)	0.2%	0.2%
Interest rate at end of period (4)	0.2%	0.2%

FHLB borrowings:
Balance at end of period	$3,871	$344,038
Average amount outstanding during the period (1)	122,783	665,384
Maximum amount outstanding during the period (2)	133,983	723,584
Weighted average interest rate during the period (3)	1.2%	1.1%
Interest rate at end of period (5)	4.4%	1.3%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2022 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$30,196	$—	$—	$—	$—	$—	$30,196
FHLB borrowings	687	717	748	775	392	552	3,871
Total obligations	$30,883	$717	$748	$775	$392	$552	$34,067

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2022 or December 31, 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At March 31, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $435.9 million. There were no borrowings from the FRDW at March 31, 2022 or December 31, 2021. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2022, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $30.2 million at March 31, 2022 and $23.2 million at December 31, 2021, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.73% to 4.799% and with remaining maturities of 3.9 years to 6.3 years at March 31, 2022.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At March 31, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by
Southside Bancshares, Inc. |25

securities, FHLB stock and nonspecified loans and securities, was approximately $1.72 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,569	$98,534
Total Subordinated notes	98,569	98,534
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,569	20,568
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,261	60,260
Total Long-term debt	$158,830	$158,794

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.4 million at March 31, 2022 and $1.5 million at December 31, 2021.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $50,000 at March 31, 2022 and $51,000 at December 31, 2021.

As of March 31, 2022, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
Southside Bancshares, Inc. |26

14, 2025 and thereafter, adjusts quarterly at a floating rate equal to the then current three-month term SOFR, as published by the FRBNY, plus 366 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2022	2021	2022	2021	2022	2021
Interest cost	$680	$628	$26	$24	$139	$121
Expected return on assets	(1,461)	(1,437)	(59)	(58)	—	—
Net loss amortization	151	520	—	3	55	118
Net periodic benefit cost (income)	$(630)	$(289)	$(33)	$(31)	$194	$239

During the three months ended June 30, 2021, we updated our expected long-term rate of return on plan assets for the Retirement Plan and the Acquired Retirement Plan from 6.50% to 6.125%.
The noncash adjustment to the employee benefit plan liabilities, consisting of changes in prior service cost and net loss, was $206,000 and $641,000 for the three months ended March 31, 2022 and 2021, respectively.

Southside Bancshares, Inc. |27

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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $575.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate.
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
At March 31, 2022, net derivative asset included $21.5 million of cash collateral received from counterparties under master netting agreements. At December 31, 2021, net derivative liabilities included $12.8 million, of cash collateral held by counterparties subject to master netting agreements.
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

Southside Bancshares, Inc. |28

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$575,000	$21,174	$898	$605,000	$4,274	$5,866
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	233,226	4,003	2,781	214,379	545	13,412
Swaps-Customer counterparties	233,226	2,781	4,003	214,379	13,412	545
Gross derivatives		27,958	7,682		18,231	19,823
Offsetting derivative assets/liabilities		(3,679)	(3,679)		(4,819)	(4,819)
Cash collateral received/posted		(21,498)	—		—	(12,810)
Net derivatives included in the consolidated balance sheets (2)		$2,781	$4,003		$13,412	$2,194
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $2.8 million related to interest rate swaps with customers at March 31, 2022. We had no credit exposure related to interest rate swaps with financial institutions and $13.4 million related to interest rate swaps with customers at December 31, 2021. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$575,000	3.1	0.54%	0.83%	$605,000	3.2	0.13%	1.10%
Swaps-Non-hedging
Financial institution counterparties	233,226	9.6	0.93%	2.69%	214,379	10.3	0.47%	2.42%
Customer counterparties	233,226	9.6	2.69%	0.93%	214,379	10.3	2.42%	0.47%
Southside Bancshares, Inc. |29

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
Southside Bancshares, Inc. |30

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2022 and December 31, 2021.
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
Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2022 and December 31, 2021, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |31

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2022	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,566,185	$—	$1,566,185	$—
Corporate bonds and other	141,326	—	141,326	—
MBS: (1)
Residential	280,691	—	280,691	—
Commercial	77,782	—	77,782	—
Equity investments:
Equity investments	5,645	5,645	—	—
Derivative assets:
Interest rate swaps	27,958	—	27,958	—
Total asset recurring fair value measurements	$2,099,587	$5,645	$2,093,942	$—

Derivative liabilities:
Interest rate swaps	$7,682	$—	$7,682	$—
Total liability recurring fair value measurements	$7,682	$—	$7,682	$—

Nonrecurring fair value measurements
Collateral-dependent loans (2)	$8,449	$—	$—	$8,449
Total asset nonrecurring fair value measurements	$8,449	$—	$—	$8,449
Southside Bancshares, Inc. |32

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$58,877	$58,877	$—	$—
State and political subdivisions	2,051,936	—	2,051,936	—
Corporate bonds and other	135,532	—	135,532	—
MBS: (1)
Residential	426,350	—	426,350	—
Commercial	91,630	—	91,630	—
Equity investments:
Equity investments	5,920	5,920	—	—
Derivative assets:
Interest rate swaps	18,231	—	18,231	—
Total asset recurring fair value measurements	$2,788,476	$64,797	$2,723,679	$—

Derivative liabilities:
Interest rate swaps	$19,823	$—	$19,823	$—
Total liability recurring fair value measurements	$19,823	$—	$19,823	$—

Nonrecurring fair value measurements
Collateral-dependent loans (2)	$8,458	$—	$—	$8,458
Total asset nonrecurring fair value measurements	$8,458	$—	$—	$8,458
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. |33

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

Southside Bancshares, Inc. |34

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$187,107	$187,107	$187,107	$—	$—
Investment securities:
HTM, at carrying value	386,573	374,750	—	374,750	—
MBS:
HTM, at carrying value	87,746	87,871	—	87,871	—
FHLB stock, at cost	3,757	3,757	—	3,757	—
Equity investments	5,830	5,830	—	5,830	—
Loans, net of allowance for loan losses	3,765,392	3,814,740	—	—	3,814,740
Loans held for sale	1,576	1,576	—	1,576	—
Financial liabilities:
Deposits	$6,070,399	$6,045,868	$—	$6,045,868	$—
Other borrowings	30,196	30,196	—	30,196	—
FHLB borrowings	3,871	4,092	—	4,092	—
Subordinated notes, net of unamortized debt issuance costs	98,569	96,709	—	96,709	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,261	47,238	—	47,238	—

		Estimated Fair Value
December 31, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$201,753	$201,753	$201,753	$—	$—
Investment securities:
HTM, at carrying value	788	791	—	791	—
Mortgage-backed securities:
HTM, at carrying value	89,992	94,444	—	94,444	—
FHLB stock, at cost	14,375	14,375	—	14,375	—
Equity investments	5,921	5,921	—	5,921	—
Loans, net of allowance for loan losses	3,609,889	3,748,116	—	—	3,748,116
Loans held for sale	1,684	1,684	—	1,684	—
Financial liabilities:
Deposits	$5,722,327	$5,721,694	$—	$5,721,694	$—
Other borrowings	23,219	23,219	—	23,219	—
FHLB borrowings	344,038	346,604	—	346,604	—
Subordinated notes, net of unamortized debt issuance costs	98,534	98,642	—	98,642	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	48,480	—	48,480	—

Southside Bancshares, Inc. |35

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Current income tax expense	$2,861	$2,589
Deferred income tax expense (benefit)	285	2,161
Income tax expense	$3,146	$4,750

The net deferred tax asset totaled $19.1 million at March 31, 2022 as compared to a net deferred tax liability of $17.8 million at December 31, 2021.  No valuation allowance was recorded at March 31, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2022 or December 31, 2021.
We recognized income tax expense of $3.1 million for an ETR of 11.2% for the three months ended March 31, 2022, compared to income tax expense of $4.8 million, for an ETR of 12.2%, for the three months ended March 31, 2021. The lower ETR for the three months ended March 31, 2022 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2021. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2022 and 2021 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 or Texas state tax examinations by tax authorities for years before 2017.
Southside Bancshares, Inc. |36

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Balance at beginning of period	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	28	(2,770)
Balance at end of period	$2,412	$3,616

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2022	December 31, 2021

Commitments to extend credit	$1,100,541	$1,053,002
Standby letters of credit	9,386	12,708
Total	$1,109,927	$1,065,710

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
Leases. During the three months ended March 31, 2022, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the three months ended March 31, 2021, there was $1.1 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million.
Securities. In the normal course of business we buy and sell securities. At March 31, 2022, there were $2.1 million of unsettled trades to purchase securities and $47.0 million unsettled trades to sell securities. At December 31, 2021, there were $19.0 million unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2022 or December 31, 2021.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |37

13. Subsequent Events

Subsequent to March 31, 2022 and through April 26, 2022, we purchased 173,005 shares of common stock at an average price of $39.57 pursuant to the Stock Repurchase Plan.
Subsequent to March 31, 2022, on April 1, 2022, we transferred tax-free municipal securities and U.S. Agency MBS with fair values of approximately $247.7 million and $28.3 million, respectively, to HTM. All transfers from AFS to HTM were at the fair market value on the date of transfer. There was no impact to the income statement as a result of these transfers.
Southside Bancshares, Inc. |38

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2021 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of the COVID-19 pandemic and related variants on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transactions and business activities resulting in decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and interest rate changes by the Federal Reserve and other government actions in response to the pandemic including regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
•the ongoing impact of the COVID-19 pandemic and related variants on our future consolidated financial condition and results of operations;
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
•economic or other disruptions caused by acts of terrorism, war or other conflicts, including the Russia-Ukraine conflict, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics or other catastrophic events;
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment;
Southside Bancshares, Inc. |39

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
•the effect of changes in accounting policies and practices;
•credit risks of borrowers, including any increase in those risks due to changing economic conditions;
•risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;
•risks related to environmental liability as a result of certain lending activity;
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I - Item 1A. Risk Factors” in the 2021 Form 10-K.
All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Southside Bancshares, Inc. |40

Critical Accounting Estimates
Our accounting and reporting estimates conform with U.S. GAAP and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters that are highly uncertain to be critical accounting estimates. We consider our critical accounting policies to include allowance for credit losses on loans and off-balance-sheet credit exposure.
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses - Loans and Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2021 Form 10-K. As of March 31, 2022, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |41

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

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2022	2021
Net interest income (GAAP)	$48,906	$46,303
Tax equivalent adjustments:
Loans	745	736
Tax-exempt investment securities	2,464	2,211
Net interest income (FTE) (1)	$52,115	$49,250

Average earning assets	$6,553,710	$6,241,434

Net interest margin	3.03%	3.01%
Net interest margin (FTE) (1)	3.22%	3.20%

Net interest spread	2.89%	2.84%
Net interest spread (FTE) (1)	3.09%	3.03%
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
Southside Bancshares, Inc. |42

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
COVID-19 significantly disrupted supply chains, business activity and the overall economic and financial markets globally and in our footprint.  As of March 31, 2022, economic conditions in Texas have returned close to pre-pandemic levels. Commercial activity has resumed to levels close to those existing prior to the outbreak of the pandemic. While the overall outlook has improved based on the availability of the vaccine, the risk of further resurgence and possible reimplementation of restrictions remains. The ongoing pandemic could continue to adversely impact the markets in which we operate and our business, operations and financial condition.
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of financial relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. As an SBA lender, we were well positioned to assist business customers in accessing funds available through the PPP implemented in April of 2020. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. The SBA began accepting applications for the second round of PPP loans on January 13, 2021, and we accepted new applications through April 6, 2021. In total, we originated over $420 million of PPP loans, of which $13.9 million were still outstanding as of March 31, 2022. On March 11, 2021, the American Rescue Plan was signed into law granting additional funds for unemployment benefits, individuals and other types of financial relief.
Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19 related challenges. As of March 31, 2022 and December 31, 2021, there were no remaining loans with payment deferrals. As of March 31, 2021, we had outstanding loans with payment deferrals, generally for up to three months, totaling $1.7 million. The decrease in the COVID-19 modified loans are the result of the loans coming out of the deferral periods and resuming performance.
Operating Results
Net income decreased $9.1 million, or 26.7%, for the three months ended March 31, 2022, to $25.0 million compared to the same period in 2021. The decrease in net income was primarily a result of a provision for credit losses of $294,000 for the three months ended March 31, 2022, compared to a reversal of provision for credit losses of $10.1 million for the same period in 2021 due to the improved economic forecast during the first quarter of 2021, and to a lesser extent, a $2.9 million decrease in noninterest income, partially offset by the $2.6 million increase in net interest income and the $1.6 million decrease in income tax expense. Earnings per diluted common share decreased $0.27, or 26.0%, to $0.77 for the three months ended March 31, 2022, compared to $1.04 for the three months ended March 31, 2021.
Southside Bancshares, Inc. |43

Financial Condition
Our total assets decreased $140.5 million, or 1.9%, to $7.12 billion at March 31, 2022 from $7.26 billion at December 31, 2021. Our securities portfolio decreased by $314.8 million, or 11.0%, to $2.54 billion, compared to $2.86 billion at December 31, 2021. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the quarter. Our FHLB stock decreased $10.6 million, or 73.9%, to $3.8 million from $14.4 million at December 31, 2021, due to the decline in our FHLB borrowings during the first quarter of 2022, reducing the amount of FHLB stock we are required to hold.
Loans at March 31, 2022 were $3.80 billion, an increase of $155.8 million, or 4.3%, compared to $3.65 billion at December 31, 2021. Our PPP loans, a component of the commercial loan category, decreased $17.1 million during the quarter due to forgiveness payments received for loans funded under the CARES Act. Excluding PPP loans, total loans increased $172.9 million, or 4.8%, due to increases of $124.4 million in commercial real estate loans, $42.3 million in construction loans and $12.1 million in municipal loans. The increases were partially offset by decreases of $3.3 million in 1-4 family residential loans, $1.9 million in loans to individuals and $706,000 in commercial loans (excluding PPP loans). Loans held for sale decreased $108,000, or 6.4%, to $1.6 million at March 31, 2022 from $1.7 million at December 31, 2021.
Our nonperforming assets at March 31, 2022 decreased $154,000, or 1.3%, to $11.5 million and represented 0.16% of total assets, compared to $11.6 million, or 0.16% of total assets at December 31, 2021.  Nonaccruing loans decreased $179,000, or 7.1%, to $2.4 million, and the ratio of nonaccruing loans to total loans decreased to 0.06% at March 31, 2022 compared to 0.07% at December 31, 2021.  Restructured loans were $9.1 million at March 31, 2022 and December 31, 2021. There was no OREO at March 31, 2022 or December 31, 2021.
Our deposits increased $348.1 million, or 6.1%, to $6.07 billion at March 31, 2022 from $5.72 billion at December 31, 2021. The increase was primarily due to the increase in our brokered deposits of $380.8 million, or 129.2%, associated with funding our cash flow hedge swaps in place of the FHLB advances to obtain lower cost funding.
Total FHLB borrowings decreased $340.2 million, or 98.9%, to $3.9 million at March 31, 2022 from $344.0 million at December 31, 2021.
Our total shareholders’ equity at March 31, 2022 decreased 14.0%, or $127.9 million, to $784.2 million, or 11.0% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The decrease in shareholders’ equity was the result of other comprehensive loss of $140.0 million, cash dividends paid of $11.0 million, and the repurchase of $3.4 million of our common stock. These decreases were partially offset by net income of $25.0 million, stock compensation expense of $819,000, common stock issued under our dividend reinvestment plan of $322,000 and net issuance of common stock under employee stock plans of $269,000.
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
Southside Bancshares, Inc. |44

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
During the first quarter of 2022, we replaced $310 million of FHLB advances with brokered deposits as the funding source of our cash flow hedge swaps to lower our funding cost. Over the past two years, management has used the significant increase in non-maturity deposits, net of brokered deposits, to reduce dependence on more interest rate sensitive wholesale funding. At March 31, 2022, of the remaining wholesale funding, 85% is swapped at a fixed rate, providing protection from rising interest rates. The securities portfolio is currently funded primarily by non-maturity deposits with wholesale funding accounting for approximately 27% of the funding source.
We utilize wholesale funding and securities to enhance overall profitability by maximizing the use of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered funds market and the FHLB.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
Risks associated with this asset structure include a potentially lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS and municipal securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2021 Form 10-K for a discussion of risks related to interest rates.  An additional risk is significant increases in interest rates, especially long-term interest rates, which could adversely impact the fair value of the AFS securities portfolio and could also impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
Our securities portfolio decreased from $2.86 billion at December 31, 2021 to $2.54 billion at March 31, 2022. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the quarter.
During the first quarter of 2022, the composition of the securities portfolio continued to change as municipal and corporate bonds increased while MBS and US. Treasury Notes decreased. The decrease in MBS was attributable to the sale of $99 million in U.S. Agency MBS and regular principal payments, with no additional MBS purchases during the first quarter. During the three months ended March 31, 2022, we purchased $107.3 million in highly rated primarily Texas municipal securities, $41.2 million of which were taxable, and $11 million in investment grade subordinated debt and $10 million in U.S. Treasury Notes. In March of 2022, we sold approximately $68.1 million of U.S. Treasury Notes due to the rising rate environment. Sales of AFS securities for the three months ended March 31, 2022, resulted in a net realized loss of $1.5 million.
In March of 2022, management transferred to HTM, long duration AFS taxable municipal securities with fair values of approximately $385.8 million. These transfers were made due to management’s intent and ability to hold these securities to maturity. Long duration securities experience greater fair value volatility when interest rates either rise or fall. These transfers reduce any future volatility resulting from unrealized gains or losses, reflected in AOCI. These transfers were made to align the investment portfolio with the current balance sheet strategy.
At March 31, 2022, securities as a percentage of assets totaled 35.7%, compared to 39.3% at December 31, 2021, due to the $314.8 million, or 11.0%, decrease in the securities portfolio, partially offset by a decrease in total assets of $140.5 million. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits and FHLB borrowings. Our FHLB borrowings decreased 98.9%, or $340.2 million, to $3.9 million at March 31, 2022 from $344.0 million at December 31, 2021.
Southside Bancshares, Inc. |45

For the three months ended March 31, 2022, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased slightly to 12.6%, from 11.8% at December 31, 2021, and decreased from 14.9% at March 31, 2021.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs increased $68.4 million, or 277.0%, from $24.7 million at December 31, 2021 to $93.1 million at March 31, 2022. At March 31, 2022, our brokered CDs had a weighted average cost of 25 basis points and remaining maturities of less than 11 months. Our brokered non-maturity deposits increased to $582.5 million at March 31, 2022 from $270.1 million at December 31, 2021, with a weighted average cost of 83 basis points and 91 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $800 million, with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with most of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to three-month LIBOR or to one-month LIBOR. In connection with $575.0 million and $605.0 million of the agreements outstanding at March 31, 2022 and December 31, 2021, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 0.83% with a remaining average weighted maturity of 3.1 years at March 31, 2022. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |46

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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans	$34,888	$36,038
Taxable investment securities	4,608	2,323
Tax-exempt investment securities	10,219	8,965
MBS	4,017	6,088
FHLB stock and equity investments	113	136
Other interest earning assets	28	15
Total interest income	53,873	53,565
Interest expense:
Deposits	3,237	2,597
FHLB borrowings	366	1,908
Subordinated notes	998	2,395
Trust preferred subordinated debentures	356	351
Other borrowings	10	11
Total interest expense	4,967	7,262
Net interest income	$48,906	$46,303

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2022, the Federal Reserve increased the target federal funds rate by 25 basis points to 50 basis points and has indicated it anticipates multiple additional rate increases during 2022.
Net interest income for the three months ended March 31, 2022 increased $2.6 million, or 5.6%, compared to the same period in 2021. The increase in net interest income for the three months ended March 31, 2022 was due to the decrease in interest expense on our interest bearing liabilities due to the change in the mix of our interest bearing liabilities, and to a lesser extent, an increase in interest income, a result of an increase in the average balance of investment securities, partially offset by a decrease in the interest income on PPP loans. Total interest income increased $308,000, or 0.6%, to $53.9 million for the three months ended March 31, 2022, compared to $53.6 million during the same period in 2021. Total interest expense decreased $2.3 million, or 31.6%, to $5.0 million for the three months ended March 31, 2022, compared to $7.3 million for the same period in 2021. Our net interest margin (FTE), a non-GAAP measure, increased to 3.22% for the three months ended March 31, 2022, compared to 3.20% for the same period in 2021, and our net interest spread (FTE), also a non-GAAP measure, increased to 3.09%, compared to 3.03% for the same period in 2021.
Southside Bancshares, Inc. |47

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

	Three Months Ended March 31, 2022 Compared to 2021
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$697	$(1,826)	$(1,129)
Loans held for sale	(16)	4	(12)
Taxable investment securities	2,510	(225)	2,285
Tax-exempt investment securities (1)	2,154	(647)	1,507
Mortgage-backed and related securities	(2,605)	534	(2,071)
FHLB stock, at cost, and equity investments	(69)	46	(23)
Interest earning deposits	7	2	9
Federal funds sold	4	—	4
Total earning assets	2,682	(2,112)	570
Interest expense on:
Savings accounts	56	8	64
CDs	(247)	(388)	(635)
Interest bearing demand accounts	450	761	1,211
FHLB borrowings	(1,772)	230	(1,542)
Subordinated notes, net of unamortized debt issuance costs	(1,049)	(348)	(1,397)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	5	5
Repurchase agreements	(1)	—	(1)
Other borrowings	—	—	—
Total interest bearing liabilities	(2,563)	268	(2,295)
Net change	$5,245	$(2,380)	$2,865
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was primarily attributable to the increase in the average interest earning assets for the three months ended March 31, 2022 compared to the same period in 2021, offset by a decrease in the average yield on interest earning assets. The decrease in total interest expense for the three months ended March 31, 2022 was attributable to the change in the mix of our interest bearing liabilities when compared to the same period in 2021.
Southside Bancshares, Inc. |48

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2022 and 2021. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,703,980	$35,625	3.90%	$3,634,053	$36,754	4.10%
Loans held for sale	928	8	3.50%	2,803	20	2.89%
Securities:
Taxable investment securities (2)	644,706	4,608	2.90%	295,968	2,323	3.18%
Tax-exempt investment securities (2)	1,563,185	12,683	3.29%	1,300,991	11,176	3.48%
Mortgage-backed and related securities (2)	566,941	4,017	2.87%	940,815	6,088	2.62%
Total securities	2,774,832	21,308	3.11%	2,537,774	19,587	3.13%
FHLB stock, at cost, and equity investments	20,677	113	2.22%	35,635	136	1.55%
Interest earning deposits	44,642	24	0.22%	31,169	15	0.20%
Federal funds sold	8,651	4	0.19%	—	—	—
Total earning assets	6,553,710	57,082	3.53%	6,241,434	56,512	3.67%
Cash and due from banks	107,144			86,634
Accrued interest and other assets	607,235			677,230
Less: Allowance for loan losses	(35,636)			(49,240)
Total assets	$7,232,453			$6,956,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$652,394	273	0.17%	$517,182	209	0.16%
CDs	563,599	594	0.43%	736,099	1,229	0.68%
Interest bearing demand accounts	3,097,966	2,370	0.31%	2,342,299	1,159	0.20%
Total interest bearing deposits	4,313,959	3,237	0.30%	3,595,580	2,597	0.29%
FHLB borrowings	122,783	366	1.21%	727,513	1,908	1.06%
Subordinated notes, net of unamortized debt issuance costs	98,552	998	4.11%	197,252	2,395	4.92%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,261	356	2.40%	60,256	351	2.36%
Repurchase agreements	21,494	10	0.19%	23,522	11	0.19%
Other borrowings	467	—	—	—	—	—
Total interest bearing liabilities	4,617,516	4,967	0.44%	4,604,123	7,262	0.64%
Noninterest bearing deposits	1,642,973			1,389,020
Accrued expenses and other liabilities	84,009			89,222
Total liabilities	6,344,498			6,082,365
Shareholders’ equity	887,955			873,693
Total liabilities and shareholders’ equity	$7,232,453			$6,956,058
Net interest income (FTE)		$52,115			$49,250
Net interest margin (FTE)			3.22%			3.20%
Net interest spread (FTE)			3.09%			3.03%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2022 and 2021, loans totaling $2.4 million and $5.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |49

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2022
			Change From
	2022	2021	2021
Deposit services	$6,628	$6,125	$503	8.2%
Net gain (loss) on sale of securities AFS	(1,543)	2,003	(3,546)	(177.0)%
Gain on sale of loans	178	593	(415)	(70.0)%
Trust fees	1,494	1,383	111	8.0%
BOLI	691	626	65	10.4%
Brokerage services	809	780	29	3.7%
Other noninterest income	2,468	2,113	355	16.8%
Total noninterest income	$10,725	$13,623	$(2,898)	(21.3)%

The 21.3% decrease in noninterest income for the three months ended March 31, 2022, when compared to the same period in 2021, was due to decreases in net gain on sale of securities AFS and gain on sale of loans, partially offset by increases in deposit services income, other noninterest income and trust fees.
The increase in deposit services income for the three months ended March 31, 2022, when compared to the same period in 2021, was primarily the result of increases in overdraft income and service charges on commercial deposit accounts.
During the three months ended March 31, 2022, we sold U.S. Treasury securities, MBS and municipal securities that resulted in a net loss on sale of AFS securities of $1.5 million.
Gain on sale of loans decreased for the three months ended March 31, 2022, when compared to the same period in 2021, due to a decrease in the volume of loans sold.
Trust fees increased for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in assets under management. The market value of our wealth management and trust assets under management, which are not reflected in our consolidated balance sheets, increased 2.7%, and were approximately $1.63 billion at March 31, 2022, compared to $1.59 billion at March 31, 2021.
The increase in BOLI income for the three months ended March 31, 2022, when compared to the same period in 2021, was due to $13.0 million in additional BOLI purchased during the third quarter of 2021.
Other noninterest income increased for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in investment income and mortgage servicing fee income, partially offset by a decrease in swap fee income.
Southside Bancshares, Inc. |50

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2022
			Change From
	2022	2021	2021
Salaries and employee benefits	$19,969	$20,044	$(75)	(0.4)%
Net occupancy	3,656	3,560	96	2.7%
Advertising, travel & entertainment	737	437	300	68.6%
ATM expense	281	238	43	18.1%
Professional fees	927	991	(64)	(6.5)%
Software and data processing	1,631	1,312	319	24.3%
Communications	503	525	(22)	(4.2)%
FDIC insurance	472	454	18	4.0%
Amortization of intangibles	622	766	(144)	(18.8)%
Other noninterest expense	2,397	2,907	(510)	(17.5)%
Total noninterest expense	$31,195	$31,234	$(39)	(0.1)%

The slight decrease in noninterest expense for the three months ended March 31, 2022, when compared to the same period in 2021, was primarily the result of decreases in other noninterest expense and amortization of intangibles, partially offset by increases in software and data processing expense and advertising, travel and entertainment expense.
Advertising, travel and entertainment expense increased for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in donations and travel related expenses. Media advertising, included in advertising, travel and entertainment, also increased for the three months ended March 31, 2022, when compared to the same period in 2021.
ATM expense increased for the three months ended March 31, 2022, when compared to the same period in 2021, due primarily to higher armored car expense.
Software and data processing expense increased for the three months ended March 31, 2022, when compared to the same period in 2021, due to new software contracts and increases in existing contract renewal costs.
Amortization of intangibles decreased for the three months ended March 31, 2022, when compared to the same period in 2021, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense decreased for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to decreases in retirement expense related to the Retirement Plan and the Restoration Plan and decreases in computer supplies expense and losses on retired assets.

Income Taxes
Pre-tax income for the three months ended March 31, 2022 was $28.1 million, a decrease of 27.5%, compared to $38.8 million for the same period in 2021. We recorded income tax expense of $3.1 million, for the three months ended March 31, 2022, compared to income tax expense of $4.8 million for the same period in 2021. The ETR as a percentage of pre-tax income was 11.2% for the three months ended March 31, 2022, compared to an ETR as a percentage of pre-tax income of 12.2% for the same period in 2021. The lower ETR for the three months ended March 31, 2022 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2021. The decrease in the income tax expense for the three months ended March 31, 2022 as compared to the same period in 2021 is primarily due to the decrease in pre-tax income in 2022 and the decrease in the ETR.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $19.1 million at March 31, 2022 as compared to a net deferred tax liability of $17.8 million at December 31, 2021. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.
Southside Bancshares, Inc. |51

See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2021 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2021.  There were no substantial changes in these concentrations during the three months ended March 31, 2022.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2021	March 31, 2021
	March 31, 2022	December 31, 2021	March 31, 2021	Change (%)	Change (%)
Real estate loans:
Construction	$490,166	$447,860	$605,677	9.4%	(19.1)%
1-4 family residential	647,837	651,140	700,430	(0.5)%	(7.5)%
Commercial	1,722,577	1,598,172	1,348,551	7.8%	27.7%
Commercial loans	401,144	418,998	564,745	(4.3)%	(29.0)%
Municipal loans	455,155	443,078	406,377	2.7%	12.0%
Loans to individuals	84,037	85,914	90,818	(2.2)%	(7.5)%
Total loans	$3,800,916	$3,645,162	$3,716,598	4.3%	2.3%
Our total loan portfolio increased $155.8 million, or 4.3%, at March 31, 2022 compared to December 31, 2021. For the three months ended March 31, 2022, our PPP loans experienced a decrease of $17.1 million, or 55.3%, from $31.0 million at December 31, 2021, primarily due to forgiveness payments received from loans funded under the CARES Act. Excluding PPP loans, total loans increased $172.9 million, or 4.8%, with increases in commercial real estate loans, construction loans, and municipal loans, partially offset by decreases in 1-4 family residential loans, loans to individuals and commercial loans.
Excluding a $207.0 million year-over-year decrease in PPP loans, total loans increased $291.3 million, or 8.3%, compared to March 31, 2021, with increases in commercial real estate loans, municipal loans and commercial loans, partially offset by decreases in construction loans, 1-4 family residential loans and loans to individuals.
At March 31, 2022, our real estate loans represented 75.3% of our loan portfolio and were comprised of commercial real estate loans of 60.2%, 1-4 family residential loans of 22.7% and construction loans of 17.1%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
Loan Portfolios Most at Risk due to Economic Stress Resulting from Impact of COVID-19
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the ongoing impact of the COVID-19 pandemic.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have increased significantly during 2022 as a result of strong demand, global supply disruptions and the Ukraine/Russia conflict. We cannot predict whether current economic conditions or oil prices will improve, remain the same or decline.
Southside Bancshares, Inc. |52

As of March 31, 2022, the Company’s exposure to the oil and gas industry totaled $85.9 million, or 2.26% of gross loans, an increase of $16.2 million, or 23.2%, from December 31, 2021, and consisted primarily of (i) support/service loans of 1.52%, (ii) upstream of 0.48%, (iii) downstream of 0.14% and (iv) midstream of 0.12%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Oil and gas related loans	$85,877	$69,688	$104,777
Oil and gas related loans as a % of loans	2.26%	1.91%	2.82%
Classified oil and gas related loans	$3,755	$4,104	$5,237
Classified oil and gas related loans as a % of oil and gas related loans	4.37%	5.89%	5.00%
Nonaccrual oil and gas related loans	$294	$334	$728
Net (recoveries) charge-offs for oil and gas related loans	$—	$(7)	$—
Allowance for oil and gas related loans as a % of oil and gas loans	1.16%	1.19%	1.35%

As of March 31, 2022, economic conditions in Texas have returned close to pre-pandemic levels. Commercial activity has resumed to levels close to those existing prior to the outbreak of the pandemic. When the pandemic occurred, in addition to the oil and gas industry, we considered the sectors set forth in the table below to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of March 31, 2022 (dollars in thousands). As of March 31, 2022, our customers in these industries have not experienced long-term business disruptions initially thought possible. We are however continuing to monitor these customers closely.

	March 31, 2022
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$457,347	12.03%	—
Retail goods and services	57,076	1.50%	0.24%
Hotels	30,274	0.80%	29.34%
Food services	47,378	1.25%	4.02%
Arts, entertainment and recreation	5,947	0.15%	2.43%
Total	$598,022	15.73%	1.85%

	December 31, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$384,381	10.54%	—
Retail goods and services	72,650	1.99%	0.20%
Hotels	61,992	1.70%	14.33%
Food services	45,019	1.24%	4.33%
Arts, entertainment and recreation	6,039	0.17%	2.95%
Total	$570,081	15.64%	1.96%

Southside Bancshares, Inc. |53

	March 31, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$323,729	8.71%	0.02%
Retail goods and services	74,662	2.01%	9.47%
Hotels	69,063	1.86%	—
Food services	49,729	1.34%	—
Arts, entertainment and recreation	8,580	0.23%	2.73%
Total	$525,763	14.15%	1.40%

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
Southside Bancshares, Inc. |54

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2021	March 31, 2021
	March 31, 2022	December 31, 2021	March 31, 2021	Change (%)	Change (%)
Nonaccrual loans	$2,357	$2,536	$5,314	(7.1)%	(55.6)%
Accruing loans past due more than 90 days	—	—	—	—	—
TDR loans	9,098	9,073	9,641	0.3%	(5.6)%
OREO	—	—	412	—	(100.0)%
Repossessed assets	—	—	—	—	—
Total nonperforming assets	$11,455	$11,609	$15,367	(1.3)%	(25.5)%

Total loans	$3,800,916	$3,645,162	$3,716,598
Allowance for loan losses at end of period	35,524	35,273	41,454

Ratio of nonaccruing loans to:
Total loans	0.06%	0.07%	0.14%
Ratio of nonperforming assets to:
Total assets	0.16%	0.16%	0.22%
Total loans	0.30%	0.32%	0.41%
Total loans and OREO	0.30%	0.32%	0.41%
Total loans, excluding PPP loans, and OREO	0.30%	0.32%	0.44%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,507.17%	1,390.89%	780.09%
Nonperforming assets	310.12%	303.84%	269.76%
Total loans	0.93%	0.97%	1.12%
Total loans, excluding PPP loans	0.94%	0.98%	1.19%
Net charge-offs to average loans outstanding	—	0.02%	0.02%

We actively market all OREO properties and do not hold them for investment purposes.

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast as based on known and knowable information as of March 31, 2022.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach.
Southside Bancshares, Inc. |55

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
As of March 31, 2022, our review of the loan portfolio indicated that an allowance for loan losses of $35.5 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2022, the allowance for loan losses increased $251,000, or 0.7%, to $35.5 million, or 0.93% of total loans, when compared to $35.3 million, or 0.97% of total loans at December 31, 2021.
For the three months ended March 31, 2022, loan charge-offs were $555,000, and recoveries were $540,000. For the three months ended March 31, 2021, loan charge-offs were $795,000, and recoveries were $622,000. For the three months ended March 31, 2022 we recorded a provision for credit losses for loans of $266,000. For the three months ended March 31, 2021, we recorded a reversal of provision of $7.4 million.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Balance at beginning of period	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	28	(2,770)
Balance at end of period	$2,412	$3,616
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the three months ended March 31, 2022 there was a provision for credit losses for off-balance-sheet exposures of $28,000, compared to a reversal of provision of $2.8 million for the three months ended March 31, 2021. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 12 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

Southside Bancshares, Inc. |56

Capital Resources and Liquidity
Our total shareholders’ equity at March 31, 2022 decreased 14.0%, or $127.9 million, to $784.2 million, or 11.0% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The decrease in shareholders’ equity was the result of other comprehensive loss of $140.0 million, cash dividends paid of $11.0 million, and the repurchase of $3.4 million of our common stock. These decreases were partially offset by net income of $25.0 million, stock compensation expense of $819,000, common stock issued under our dividend reinvestment plan of $322,000 and net issuance of common stock under employee stock plans of $269,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2022 included $58.4 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2022.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.6 million of qualified subordinated debt as of March 31, 2022. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $6.1 million has been added back to CET1 as of March 31, 2022, representing 75% of the $8.2 million transitional amount at December 31, 2021.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of March 31, 2022, as we did not utilize the PPP Facility for funding purposes.
Management believes that, as of March 31, 2022, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |57

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$667,315	13.67%	$219,751	4.50%	N/A	N/A
Bank Only	$798,983	16.36%	$219,730	4.50%	$317,387	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$725,765	14.86%	$293,001	6.00%	N/A	N/A
Bank Only	$798,983	16.36%	$292,973	6.00%	$390,631	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$854,461	17.50%	$390,668	8.00%	N/A	N/A
Bank Only	$829,110	16.98%	$390,631	8.00%	$488,288	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$725,765	10.39%	$279,321	4.00%	N/A	N/A
Bank Only	$798,983	11.45%	$279,221	4.00%	$349,026	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2022, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2021 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |58

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2022	2021
Return on average assets	1.40%	1.99%
Return on average shareholders’ equity	11.42%	15.82%
Dividend payout ratio – Basic	44.16%	30.77%
Dividend payout ratio – Diluted	44.16%	30.77%
Average shareholders’ equity to average total assets	12.28%	12.56%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2022, these investments were 4.4% of total assets, as compared with 5.9% for December 31, 2021 and 6.6% for March 31, 2021. The decrease to 4.4% at March 31, 2022 as compared to December 31, 2021, is reflective of decreases in the short-term investment portfolio and interest earning deposits, partially offset by the decrease in total assets while the decrease as compared to March 31, 2021, is reflective of the decrease in the short-term investment portfolio combined with the increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2022 or December 31, 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At March 31, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $435.9 million. There were no borrowings from the FRDW at March 31, 2022 or December 31, 2021. At March 31, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.72 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2022, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Subsequent Events
Subsequent to March 31, 2022 and through April 26, 2022, we purchased 173,005 shares of common stock at an average price of $39.57 pursuant to the Stock Repurchase Plan.
Subsequent to March 31, 2022, on April 1, 2022, we transferred tax-free municipal securities and U.S. Agency MBS with fair values of approximately $247.7 million and $28.3 million, respectively, to HTM. All transfers from AFS to HTM were at the fair market value on the date of transfer. There was no impact to the income statement as a result of these transfers.
Southside Bancshares, Inc. |59

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Quarterly Report on Form 10-Q.
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2021 Form 10-K.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. The interest rate environment in 2020 and much of 2021 was at a point where most treasury terms were under 100 basis points; therefore, we do not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We are continuing to monitor interest rates and anticipate additional rate increases in 2022. We will resume the simulation of rates decreasing 100 and 200 basis points once rates rise further.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	March, 31
Rate projections:	2022	2021
Increase:
100 basis points	2.50%	3.15%
200 basis points	5.29%	6.85%

Decrease:
50 basis points	(2.45)%	(2.15)%
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
Southside Bancshares, Inc. |60

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the 2021 Form 10-K.

Southside Bancshares, Inc. |61

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On March 1, 2022, our board of directors approved a Stock Repurchase Plan, authorizing the repurchase, from time to time, of up to 1.0 million shares of the Company’s outstanding common stock. Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may suspend or discontinue the plan at any time.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
January 1, 2022 - January 31, 2022	—	$—	—	—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	82,285	40.81	82,285	917,715
Total	82,285	$40.81	82,285

Subsequent to March 31, 2022 and through April 26, 2022, we purchased 173,005 shares of common stock at an average price of $39.57 pursuant to the Stock Repurchase Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. |62

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(10)	Material Contracts
10.1	Form of Southside Bancshares, Inc. Performance-Based Restricted Stock Unit Award Agreement	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Southside Bancshares, Inc. |63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	April 28, 2022	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 28, 2022	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |64