Form 10-Q
period 2022-06-30
SOUTHSIDE BANCSHARES INC
filed 2022-07-29
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 27, 2022 was 32,103,712 shares.

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

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Cash and due from banks	$111,099	$91,120
Interest earning deposits	12,910	110,633
Federal funds sold	48,280	—
Total cash and cash equivalents	172,289	201,753
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,816,349 and $2,655,594, respectively)	1,733,354	2,764,325
Securities HTM (estimated fair value of $969,807 and $95,235, respectively)	1,083,672	90,780
FHLB stock, at cost	13,726	14,375
Equity investments	11,282	11,841
Loans held for sale	815	1,684
Loans:
Loans	3,963,041	3,645,162
Less: Allowance for loan losses	(35,449)	(35,273)
Net loans	3,927,592	3,609,889
Premises and equipment, net	142,772	142,509
Operating lease ROU assets	14,427	15,073
Goodwill	201,116	201,116
Other intangible assets, net	5,687	6,895
Interest receivable	41,539	39,145
Deferred tax asset, net	34,458	—
Unsettled trades to sell securities	72,001	—
BOLI	132,675	131,232
Other assets	18,656	28,985
Total assets	$7,606,061	$7,259,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,735,488	$1,644,775
Interest bearing	4,512,921	4,077,552
Total deposits	6,248,409	5,722,327
Other borrowings	58,478	23,219
FHLB borrowings	153,701	344,038
Subordinated notes, net of unamortized debt issuance costs	98,604	98,534
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,262	60,260
Deferred tax liability, net	—	17,808
Unsettled trades to purchase securities	174,038	18,995
Operating lease liabilities	16,096	16,676
Other liabilities	64,691	45,573
Total liabilities	6,874,279	6,347,430

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,984,357 shares issued at June 30, 2022 and 37,968,969 shares issued at December 31, 2021)	47,481	47,461
Paid-in capital	782,511	780,501
Retained earnings	208,171	179,813
Treasury stock: (shares at cost, 5,876,390 at June 30, 2022 and 5,616,917 at December 31, 2021)	(167,046)	(155,308)
AOCI	(139,335)	59,705
Total shareholders’ equity	731,782	912,172
Total liabilities and shareholders’ equity	$7,606,061	$7,259,602
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$38,344	$35,720	$73,232	$71,758
Taxable investment securities	4,632	2,921	9,240	5,244
Tax-exempt investment securities	10,605	9,173	20,824	18,138
MBS	3,238	4,647	7,255	10,735
FHLB stock and equity investments	77	108	190	244
Other interest earning assets	204	17	232	32
Total interest income	57,100	52,586	110,973	106,151
Interest expense:
Deposits	4,264	2,339	7,501	4,936
FHLB borrowings	224	1,817	590	3,725
Subordinated notes	1,000	2,423	1,998	4,818
Trust preferred subordinated debentures	471	349	827	700
Other borrowings	63	11	73	22
Total interest expense	6,022	6,939	10,989	14,201
Net interest income	51,078	45,647	99,984	91,950
Provision for (reversal of) credit losses	(633)	1,677	(339)	(8,472)
Net interest income after provision for credit losses	51,711	43,970	100,323	100,422
Noninterest income:
Deposit services	6,496	6,609	13,124	12,734
Net gain (loss) on sale of securities AFS	(2,177)	15	(3,720)	2,018
Gain on sale of loans	208	393	386	986
Trust fees	1,520	1,496	3,014	2,879
BOLI	720	645	1,411	1,271
Brokerage services	1,098	850	1,907	1,630
Other	1,232	925	3,700	3,038
Total noninterest income	9,097	10,933	19,822	24,556
Noninterest expense:
Salaries and employee benefits	20,329	20,004	40,298	40,048
Net occupancy	3,654	3,606	7,310	7,166
Advertising, travel & entertainment	716	475	1,453	912
ATM expense	356	272	637	510
Professional fees	1,147	1,040	2,074	2,031
Software and data processing	1,739	1,406	3,370	2,718
Communications	509	612	1,012	1,137
FDIC insurance	477	435	949	889
Amortization of intangibles	586	730	1,208	1,496
Other	2,593	2,119	4,990	5,026
Total noninterest expense	32,106	30,699	63,301	61,933
Income before income tax expense	28,702	24,204	56,844	63,045
Income tax expense	3,297	2,887	6,443	7,637
Net income	$25,405	$21,317	$50,401	$55,408

Earnings per common share – basic	$0.79	$0.65	$1.56	$1.69
Earnings per common share – diluted	$0.79	$0.65	$1.56	$1.69
Cash dividends paid per common share	$0.34	$0.33	$0.68	$0.65
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$25,405	$21,317	$50,401	$55,408
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(33,523)	33,166	(195,424)	(15,813)
Change in net unrealized loss on securities transferred from AFS to HTM	(52,360)	—	(91,504)	—
Reclassification adjustment for amortization related to AFS and HTM debt securities	1,310	390	1,553	806
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	2,177	(15)	3,720	(2,018)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	7,047	(3,104)	27,593	7,919
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	344	1,599	1,666	3,167
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	241	(9)	447	632
Other comprehensive income (loss), before tax	(74,764)	32,027	(251,949)	(5,307)
Income tax (expense) benefit related to items of other comprehensive income (loss)	15,700	(6,726)	52,909	1,114
Other comprehensive income (loss), net of tax	(59,064)	25,301	(199,040)	(4,193)
Comprehensive income (loss)	$(33,659)	$46,618	$(148,639)	$51,215

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
Net income	—	—	24,996	—	—	24,996
Other comprehensive income (loss)	—	—	—	—	(139,976)	(139,976)
Issuance of common stock for dividend reinvestment plan (7,671 shares)	10	312	—	—	—	322
Purchase of common stock (82,285 shares)	—	—	—	(3,358)	—	(3,358)
Stock compensation expense	—	819	—	—	—	819
Net issuance of common stock under employee stock plans (16,551 shares)	—	182	(67)	154	—	269
Cash dividends paid on common stock ($0.34 per share)	—	—	(11,003)	—	—	(11,003)
Balance at March 31, 2022	47,471	781,814	193,739	(158,512)	(80,271)	784,241
Net income	—	—	25,405	—	—	25,405
Other comprehensive income (loss)	—	—	—	—	(59,064)	(59,064)
Issuance of common stock for dividend reinvestment plan (7,717 shares)	10	303	—	—	—	313
Purchase of common stock (223,901 shares)	—	—	—	(8,842)	—	(8,842)
Stock compensation expense	—	847	—	—	—	847
Net issuance of common stock under employee stock plans (30,162 shares)	—	(453)	(67)	308	—	(212)
Cash dividends paid on common stock ($0.34 per share)	—	—	(10,906)	—	—	(10,906)
Balance at June 30, 2022	$47,481	$782,511	$208,171	$(167,046)	$(139,335)	$731,782

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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$50,401	$55,408
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	5,561	5,780
Securities premium amortization (discount accretion), net	9,346	12,186
Loan (discount accretion) premium amortization, net	(323)	(683)
Provision for (reversal of) credit losses	(339)	(8,472)
Stock compensation expense	1,666	1,360
Deferred tax expense (benefit)	643	2,022
Net (gain) loss on sale of AFS securities	3,720	(2,018)
Loss on impairment of investments	38	—
Net loss on premises and equipment	433	302
Gross proceeds from sales of loans held for sale	15,835	27,286
Gross originations of loans held for sale	(14,966)	(26,101)
Net (gain) loss on OREO	(12)	(2)
Net change in:
Interest receivable	(2,394)	2,112
Other assets	(3,472)	8,409
Interest payable	(346)	(784)
Other liabilities	62,242	3,414
Net cash provided by (used in) operating activities	128,033	80,219

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(523,339)	(392,788)
Sales	264,792	46,720
Maturities, calls and principal repayments	78,779	181,956
Securities HTM:
Maturities, calls and principal repayments	6,097	14,220
Proceeds from redemption of FHLB stock and equity investments	11,041	16,240
Purchases of FHLB stock and equity investments	(9,833)	(18,973)
Net loan paydowns (originations)	(317,731)	15,333
Purchases of premises and equipment	(4,965)	(4,507)
Proceeds from sales of premises and equipment	7	1,850
Net proceeds from sales of OREO	34	59
Proceeds from sales of repossessed assets	47	44
Net cash provided by (used in) investing activities	(495,071)	(139,846)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2022	2021
FINANCING ACTIVITIES:
Net change in deposits	526,069	223,822
Net change in other borrowings	35,259	611
Proceeds from FHLB borrowings	1,050,000	7,080,064
Repayment of FHLB borrowings	(1,240,337)	(7,191,223)
Net proceeds from issuance of subordinated notes	—	(95)
Proceeds from stock option exercises	409	5,979
Cash paid to tax authority related to tax withholding on share-based awards	(352)	(152)
Purchase of common stock	(12,200)	(18,710)
Proceeds from the issuance of common stock for dividend reinvestment plan	635	662
Cash dividends paid	(21,909)	(21,251)
Net cash provided by (used in) financing activities	337,574	79,707

Net increase (decrease) in cash and cash equivalents	(29,464)	20,080
Cash and cash equivalents at beginning of period	201,753	108,408
Cash and cash equivalents at end of period	$172,289	$128,488

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$11,334	$14,984
Income taxes paid	$5,200	$6,250

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$197	$531
Transfer of AFS to HTM securities	$1,089,978	$—
Unsettled trades to purchase securities	$(174,038)	$(41,888)
Unsettled trades to sell securities	$72,001	$—

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
Southside Bancshares, Inc. |10

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to the contractual sale restrictions: 1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. ASU 2022-04 is not expected to have a material impact on our consolidated financial statements.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and Diluted Earnings:
Net income	$25,405	$21,317	$50,401	$55,408
Basic weighted-average shares outstanding	32,119	32,632	32,237	32,730
Add: Stock awards	132	167	157	130
Diluted weighted-average shares outstanding	32,251	32,799	32,394	32,860
Basic earnings per share:
Net income	$0.79	$0.65	$1.56	$1.69
Diluted earnings per share:
Net income	$0.79	$0.65	$1.56	$1.69
For the three and six months ended June 30, 2022, there were 18,000 and 1,000 anti-dilutive shares, respectively. For the three and six months ended June 30, 2021, there were approximately 3,000 and 231,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. |11

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(72,699)	$16,018	$(23,590)	$(80,271)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(85,883)	7,047	—	(78,836)
Reclassification adjustments included in net income	3,487	344	241	4,072
Income tax (expense) benefit	17,303	(1,552)	(51)	15,700
Net current-period other comprehensive income (loss), net of tax	(65,093)	5,839	190	(59,064)
Ending balance, net of tax	$(137,792)	$21,857	$(23,400)	$(139,335)

	Six Months Ended June 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(286,928)	27,593	—	(259,335)
Reclassification adjustments included in net income	5,273	1,666	447	7,386
Income tax benefit (expense)	59,147	(6,145)	(93)	52,909
Net current-period other comprehensive (loss) income, net of tax	(222,508)	23,114	354	(199,040)
Ending balance, net of tax	$(137,792)	$21,857	$(23,400)	$(139,335)

Southside Bancshares, Inc. |12

	Three Months Ended June 30, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$76,131	$(7,144)	$(29,401)	$39,586
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	33,166	(3,104)	—	30,062
Reclassification adjustments included in net income	375	1,599	(9)	1,965
Income tax (expense) benefit	(7,044)	315	3	(6,726)
Net current-period other comprehensive income (loss), net of tax	26,497	(1,190)	(6)	25,301
Ending balance, net of tax	$102,628	$(8,334)	$(29,407)	$64,887

	Six Months Ended June 30, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(15,813)	7,919	—	(7,894)
Reclassification adjustments included in net income	(1,212)	3,167	632	2,587
Income tax (expense) benefit	3,575	(2,329)	(132)	1,114
Net current-period other comprehensive income (loss), net of tax	(13,450)	8,757	500	(4,193)
Ending balance, net of tax	$102,628	$(8,334)	$(29,407)	$64,887

Southside Bancshares, Inc. |13

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(1,310)	$(390)	$(1,553)	$(806)
Tax benefit	275	82	326	169
Net of tax	(1,035)	(308)	(1,227)	(637)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(2,177)	15	(3,720)	2,018
Tax (expense) benefit	457	(4)	781	(424)
Net of tax	(1,720)	11	(2,939)	1,594

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	(344)	(1,599)	(1,666)	(3,167)
Tax benefit	72	336	350	665
Net of tax	(272)	(1,263)	(1,316)	(2,502)

Amortization of pension plan:
Net actuarial loss (4)	(241)	9	(447)	(632)
Tax benefit	51	(3)	93	132
Net of tax	(190)	6	(354)	(500)
Total reclassifications for the period, net of tax	$(3,217)	$(1,554)	$(5,836)	$(2,045)
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
Southside Bancshares, Inc. |14

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of June 30, 2022 and December 31, 2021 are reflected in the tables below (in thousands):

	June 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$39,465	$198	$—	$39,663
State and political subdivisions	1,255,380	1,099	80,248	1,176,231
Corporate bonds and other	60,215	65	1,462	58,818
MBS: (1)
Residential	451,457	3,399	5,344	449,512
Commercial	9,832	—	702	9,130
Total	$1,816,349	$4,761	$87,756	$1,733,354

HELD TO MATURITY
Investment securities:
State and political subdivisions	$876,065	$70	$108,210	$767,925
Corporate bonds and other	95,362	112	2,435	93,039
MBS: (1)
Residential	65,494	55	2,273	63,276
Commercial	46,751	—	1,184	45,567
Total	$1,083,672	$237	$114,102	$969,807

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$58,084	$843	$50	$58,877
State and political subdivisions	1,962,257	93,893	4,214	2,051,936
Corporate bonds and other	133,333	2,408	209	135,532
MBS: (1)
Residential	411,727	14,895	272	426,350
Commercial	90,193	1,642	205	91,630
Total	$2,655,594	$113,681	$4,950	$2,764,325

HELD TO MATURITY
Investment securities:
State and political subdivisions	$788	$3	$—	$791
MBS: (1)
Residential	38,644	2,103	—	40,747
Commercial	51,348	2,349	—	53,697
Total	$90,780	$4,455	$—	$95,235
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We transferred securities from AFS to HTM with an estimated fair value of $998.5 million during the six months ended June 30, 2022. There were no securities transferred from AFS to HTM during the year ended December 31, 2021. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $91.5 million ($72.3 million, net of tax) at June 30, 2022 and $1.5 million ($1.2 million, net of tax) at December 31, 2021. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be
Southside Bancshares, Inc. |15

included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $1.41 billion and $1.61 billion were pledged as of June 30, 2022 and December 31, 2021, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of June 30, 2022 and December 31, 2021, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$1,034,005	$80,248	$—	$—	$1,034,005	$80,248
Corporate bonds and other	50,788	1,462	—	—	50,788	1,462
MBS:
Residential	254,471	5,344	—	—	254,471	5,344
Commercial	6,204	88	2,926	614	9,130	702
Total	$1,345,468	$87,142	$2,926	$614	$1,348,394	$87,756

HELD TO MATURITY
Investment securities:
State and political subdivisions	$728,547	$103,110	$28,978	$5,100	$757,525	$108,210
Corporate bonds and other	90,569	2,435	—	—	90,569	2,435
MBS:
Residential	58,136	1,988	4,255	285	62,391	2,273
Commercial	45,567	1,184	—	—	45,567	1,184
Total	$922,819	$108,717	$33,233	$5,385	$956,052	$114,102

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$9,947	$50	$—	$—	$9,947	$50
State and political subdivisions	260,509	3,622	7,608	592	268,117	4,214
Corporate bonds and other	35,597	209	—	—	35,597	209
MBS:
Residential	1,225	3	5,168	269	6,393	272
Commercial	4,274	7	4,674	198	8,948	205
Total	$311,552	$3,891	$17,450	$1,059	$329,002	$4,950

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
Southside Bancshares, Inc. |16

As of June 30, 2022 and December 31, 2021, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At June 30, 2022, we had 644 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of highly rated investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. Due to a small number of HTM securities in our portfolio as of June 30, 2022 and 2021, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates with a long history of no credit losses, no credit loss should be recognized for these securities for the three and six months ended June 30, 2022 or 2021.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2022, accrued interest receivable on AFS and HTM debt securities totaled $16.1 million and $10.9 million, respectively. As of December 31, 2021, accrued interest receivable on AFS and HTM debt securities totaled $25.6 million and $244,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2022 or December 31, 2021.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021
U.S. Treasury	$59	$169
State and political subdivisions	13,788	10,939
Corporate bonds and other	1,390	986
MBS	3,238	4,647
Total interest income on securities	$18,475	$16,741

	Six Months Ended June 30,
	2022	2021
U.S. Treasury	$227	$206
State and political subdivisions	27,120	21,345
Corporate bonds and other	2,717	1,831
MBS	7,255	10,735
Total interest income on securities	$37,319	$34,117

There was a $3.7 million net realized loss from the AFS securities portfolio for the six months ended June 30, 2022, which consisted of $4.0 million in realized losses and $290,000 in realized gains.  There was a $2.0 million net realized gain from the AFS securities portfolio for the six months ended June 30, 2021, which consisted of $2.1 million in realized gains and $52,000 in realized losses. There were no sales from the HTM portfolio during the six months ended June 30, 2022 or 2021.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |17

The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2022, are presented below by contractual maturity (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$2,039	$2,050
Due after one year through five years	72,424	72,561
Due after five years through ten years	86,994	86,038
Due after ten years	1,193,603	1,114,063
	1,355,060	1,274,712
MBS:	461,289	458,642
Total	$1,816,349	$1,733,354

	June 30, 2022
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$120	$120
Due after one year through five years	1,024	1,024
Due after five years through ten years	99,549	97,202
Due after ten years	870,734	762,618
	971,427	860,964
MBS:	112,245	108,843
Total	$1,083,672	$969,807

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2022 and December 31, 2021, we had equity investments recorded in our consolidated balance sheets of $11.3 million and $11.8 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity investments	$(191)	$17	$(466)	$(90)
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(191)	$17	$(466)	$(90)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2022.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2022, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2022	December 31, 2021
Real estate loans:
Construction	$520,484	$447,860
1-4 family residential	640,706	651,140
Commercial	1,834,734	1,598,172
Commercial loans	428,974	418,998
Municipal loans	457,239	443,078
Loans to individuals	80,904	85,914
Total loans	3,963,041	3,645,162
Less: Allowance for loan losses	35,449	35,273
Net loans	$3,927,592	$3,609,889

Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at June 30, 2022 and December 31, 2021 of $3.0 million and $31.0 million, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2022 consisted of $1.55 billion of owner and non-owner occupied real estate, $265.3 million of loans secured by multi-family properties and $21.6 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

June 30, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$70,906	$211,236	$44,569	$9,909	$2,846	$7,289	$173,420	$520,175
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	2	—	2
Substandard	—	46	—	12	46	203	—	307
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$70,906	$211,282	$44,569	$9,921	$2,892	$7,494	$173,420	$520,484

1-4 family residential real estate:
Pass	$62,503	$131,797	$116,400	$70,688	$40,570	$212,731	$2,120	$636,809
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	80	—	—	—	—	80
Substandard	—	46	446	222	185	2,714	42	3,655
Doubtful	—	—	—	—	—	162	—	162
Total 1-4 family residential real estate	$62,503	$131,843	$116,926	$70,910	$40,755	$215,607	$2,162	$640,706

Commercial real estate:
Pass	$474,786	$594,621	$182,409	$144,639	$74,072	$310,337	$13,916	$1,794,780
Pass watch	—	10,016	—	—	887	249	—	11,152
Special mention	—	—	2,048	2,474	117	1,946	—	6,585
Substandard	596	—	646	12,660	269	7,965	—	22,136
Doubtful	—	—	—	81	—	—	—	81
Total commercial real estate	$475,382	$604,637	$185,103	$159,854	$75,345	$320,497	$13,916	$1,834,734

Commercial loans:
Pass	$84,254	$72,829	$36,975	$11,107	$10,132	$4,183	$158,199	$377,679
Pass watch	226	17	—	247	17	—	31,724	32,231
Special mention	8,515	5,256	50	—	326	—	3,398	17,545
Substandard	—	54	88	317	96	13	—	568
Doubtful	—	441	33	130	284	57	6	951
Total commercial loans	$92,995	$78,597	$37,146	$11,801	$10,855	$4,253	$193,327	$428,974

Municipal loans:
Pass	$45,435	$78,084	$60,657	$57,729	$26,904	$188,430	$—	$457,239
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$45,435	$78,084	$60,657	$57,729	$26,904	$188,430	$—	$457,239

Loans to individuals:
Pass	$19,375	$28,934	$17,699	$7,958	$2,476	$1,619	$2,734	$80,795
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	30	—	—	30
Substandard	—	—	—	24	42	7	1	74
Doubtful	—	—	—	—	—	5	—	5
Total loans to individuals	$19,375	$28,934	$17,699	$7,982	$2,548	$1,631	$2,735	$80,904
Total loans	$766,596	$1,133,377	$462,100	$318,197	$159,299	$737,912	$385,560	$3,963,041
Southside Bancshares, Inc. |21

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$179,521	$82,862	$38,788	$5,666	$2,126	$6,080	$132,592	$447,635
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	175	—	175
Doubtful	—	—	—	50	—	—	—	50
Total construction real estate	$179,521	$82,862	$38,788	$5,716	$2,126	$6,255	$132,592	$447,860

1-4 family residential real estate:
Pass	$141,058	$129,681	$81,607	$47,566	$34,236	$209,470	$2,238	$645,856
Pass watch	—	—	—	—	—	777	—	777
Special mention	—	82	—	—	—	—	—	82
Substandard	57	403	55	—	295	3,257	88	4,155
Doubtful	—	—	—	—	—	270	—	270
Total 1-4 family residential real estate	$141,115	$130,166	$81,662	$47,566	$34,531	$213,774	$2,326	$651,140

Commercial real estate:
Pass	$648,002	$207,370	$209,923	$114,788	$143,350	$209,368	$7,566	$1,540,367
Pass watch	21,669	—	2,163	3,074	374	—	—	27,280
Special mention	—	2,062	2,217	119	163	1,877	—	6,438
Substandard	3,299	667	10,830	1,480	—	7,691	—	23,967
Doubtful	—	—	—	—	—	120	—	120
Total commercial real estate	$672,970	$210,099	$225,133	$119,461	$143,887	$219,056	$7,566	$1,598,172

Commercial loans:
Pass	$140,628	$51,866	$24,688	$13,204	$2,516	$4,062	$178,263	$415,227
Pass watch	—	—	280	22	—	—	—	302
Special mention	—	57	78	363	—	157	—	655
Substandard	—	283	296	174	16	—	1,457	2,226
Doubtful	7	26	124	359	—	72	—	588
Total commercial loans	$140,635	$52,232	$25,466	$14,122	$2,532	$4,291	$179,720	$418,998

Municipal loans:
Pass	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078

Loans to individuals:
Pass	$40,252	$24,028	$11,813	$4,121	$1,684	$849	$3,052	$85,799
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	36	—	—	—	36
Substandard	—	1	24	4	23	10	2	64
Doubtful	—	—	1	7	3	4	—	15
Total loans to individuals	$40,252	$24,029	$11,838	$4,168	$1,710	$863	$3,054	$85,914
Total loans	$1,254,660	$564,191	$444,235	$220,201	$241,060	$595,557	$325,258	$3,645,162
Watchlisted loans reported as 2022 originations as of June 30, 2022 and watchlisted loans reported as 2021 originations as of December 31, 2021 were, for the majority, first originated in various years prior to 2022 and 2021, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$25	$57	$33	$115	$520,369	$520,484
1-4 family residential	1,491	903	328	2,722	637,984	640,706
Commercial	760	—	154	914	1,833,820	1,834,734
Commercial loans	1,111	442	295	1,848	427,126	428,974
Municipal loans	—	—	—	—	457,239	457,239
Loans to individuals	151	10	—	161	80,743	80,904
Total	$3,538	$1,412	$810	$5,760	$3,957,281	$3,963,041

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$82	$58	$—	$140	$447,720	$447,860
1-4 family residential	3,226	606	227	4,059	647,081	651,140
Commercial	1,191	—	99	1,290	1,596,882	1,598,172
Commercial loans	1,523	251	537	2,311	416,687	418,998
Municipal loans	170	—	—	170	442,908	443,078
Loans to individuals	315	41	8	364	85,550	85,914
Total	$6,507	$956	$871	$8,334	$3,636,828	$3,645,162

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Construction	$33	$57
1-4 family residential	1,087	969
Commercial	796	668
Commercial loans	1,188	815
Loans to individuals	15	27
Total nonaccrual loans (1)	3,119	2,536

Accruing loans past due more than 90 days	—	—
TDR loans	8,568	9,073
OREO	128	—
Repossessed assets	—	—
Total nonperforming assets	$11,815	$11,609

(1)    Includes $1.1 million of TDR loans as of June 30, 2022 and December 31, 2021, respectively.

We reversed $24,000 and $35,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2022, and $12,000 and $25,000 for the three and six months ended June 30, 2021, respectively. We had $1.3 million and $1.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2022 and December 31, 2021, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2022 and December 31, 2021, we had $9.0 million and $8.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $18,000 and $21,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2022 and December 31, 2021, respectively.
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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2022
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$101	$101	1
Commercial loans	—	—	21	21	1
Loans to individuals	—	—	6	6	1
Total	$—	$—	$128	$128	3

	Six Months Ended June 30, 2022
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$309	$309	4
Commercial loans	—	—	30	30	2
Loans to individuals	—	—	10	10	2
Total	$—	$—	$349	$349	8

	Three Months Ended June 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Commercial loans	$—	$—	$106	$106	2
Total	$—	$—	$106	$106	2

	Six Months Ended June 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$128	$128	2
Commercial loans	—	—	122	122	3
Total	$—	$—	$250	$250	5

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the six months ended June 30, 2022 and 2021 were not significant.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. As of June 30, 2022, the amount of TDRs in default was $139,000. As of June 30, 2021, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented. At June 30, 2022 and 2021, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
Southside Bancshares, Inc. |25

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,604	$1,982	$27,225	$2,454	$48	$211	$35,524
Loans charged-off	—	—	—	(46)	—	(433)	(479)
Recoveries of loans charged-off	1	53	34	114	—	314	516
Net loans (charged-off) recovered	1	53	34	68	—	(119)	37
Provision for (reversal of) loan losses	(206)	(11)	(38)	36	(2)	109	(112)
Balance at end of period	$3,399	$2,024	$27,221	$2,558	$46	$201	$35,449

	Six Months Ended June 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	—	—	(177)	—	(857)	(1,034)
Recoveries of loans charged-off	1	92	81	330	—	552	1,056
Net loans (charged-off) recovered	1	92	81	153	—	(305)	22
Provision for (reversal of) loan losses	(389)	66	160	8	(1)	310	154
Balance at end of period	$3,399	$2,024	$27,221	$2,558	$46	$201	$35,449

	Three Months Ended June 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$8,201	$2,508	$27,236	$3,108	$46	$355	$41,454
Loans charged-off	—	(28)	—	(116)	—	(383)	(527)
Recoveries of loans charged-off	—	12	1	179	—	274	466
Net loans (charged-off) recovered	—	(16)	1	63	—	(109)	(61)
Provision for (reversal of) loan losses	(183)	28	1,693	(74)	1	55	1,520
Balance at end of period	$8,018	$2,520	$28,930	$3,097	$47	$301	$42,913
Southside Bancshares, Inc. |26

	Six Months Ended June 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(101)	—	(435)	—	(786)	(1,322)
Recoveries of loans charged-off	1	67	1	461	—	558	1,088
Net loans (charged-off) recovered	1	(34)	1	26	—	(228)	(234)
Provision for (reversal of) loan losses(1)	1,527	284	(6,780)	(1,036)	1	145	(5,859)
Balance at end of period	$8,018	$2,520	$28,930	$3,097	$47	$301	$42,913

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the accrued interest on our loan portfolio was $14.6 million and $13.3 million, respectively.

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2022	December 31, 2021
Other borrowings:
Balance at end of period	$58,478	$23,219
Average amount outstanding during the period (1)	29,323	22,257
Maximum amount outstanding during the period (2)	58,478	24,549
Weighted average interest rate during the period (3)	0.5%	0.2%
Interest rate at end of period (4)	1.0%	0.2%

FHLB borrowings:
Balance at end of period	$153,701	$344,038
Average amount outstanding during the period (1)	89,202	665,384
Maximum amount outstanding during the period (2)	153,701	723,584
Weighted average interest rate during the period (3)	1.3%	1.1%
Interest rate at end of period (5)	1.8%	1.3%
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

Southside Bancshares, Inc. |27

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2022 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$58,478	$—	$—	$—	$—	$—	$58,478
FHLB borrowings	150,695	724	756	679	396	451	153,701
Total obligations	$209,173	$724	$756	$679	$396	$451	$212,179

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2022 or December 31, 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At June 30, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $391.1 million. There were $29.0 million in borrowings from the FRDW at June 30, 2022. There were no borrowings from the FRDW at December 31, 2021. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2022, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $29.5 million at June 30, 2022 and $23.2 million at December 31, 2021, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 1.72% to 4.799% and with remaining maturities of 22 days to 6.0 years at June 30, 2022.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.73 billion, net of FHLB stock purchases required.

Southside Bancshares, Inc. |28

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,604	$98,534
Total Subordinated notes	98,604	98,534
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,570	20,568
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,262	60,260
Total Long-term debt	$158,866	$158,794

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.4 million at June 30, 2022 and $1.5 million at December 31, 2021.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $49,000 at June 30, 2022 and $51,000 at December 31, 2021.

As of June 30, 2022, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. |29

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2022	2021	2022	2021	2022	2021
Interest cost	$691	$657	$25	$22	$150	$139
Expected return on assets	(1,462)	(1,273)	(57)	(47)	—	—
Net loss amortization	169	(19)	—	—	72	10
Net periodic benefit cost (income)	$(602)	$(635)	$(32)	$(25)	$222	$149

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2022	2021	2022	2021	2022	2021
Interest cost	$1,371	$1,285	$51	$46	$289	$260
Expected return on assets	(2,923)	(2,710)	(116)	(105)	—	—
Net loss amortization	320	501	—	3	127	128
Net periodic benefit cost (income)	$(1,232)	$(924)	$(65)	$(56)	$416	$388

During the three months ended June 30, 2021, we updated our expected long-term rate of return on plan assets for the Retirement Plan and the Acquired Retirement Plan from 6.50% to 6.125%.
The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $447,000 and $632,000 for the six months ended June 30, 2022 and 2021, respectively.

Southside Bancshares, Inc. |30

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
During the three months ended June 30, 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. These partial term hedges of selected cash flows covering the time periods to the call dates of the hedged securities are expected to be effective in offsetting changes in the fair value of the hedge securities. As of June 30, 2022, hedged securities with a carrying amount of $138.2 million are included in our AFS securities portfolio in our consolidated balance sheets. Changes in the fair value of the interest rate swap are expected to be effective in offsetting changes in the fair value of the hedged item attributable to changes in the SOFR swap rate.
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
At June 30, 2022, net derivative asset included $39.1 million of cash collateral received from counterparties under master netting agreements. At December 31, 2021, net derivative liabilities included $12.8 million, of cash collateral held by counterparties subject to master netting agreements.
The notional amounts of the derivative instruments represent the contractual cash flows pertaining to the underlying agreements. These amounts are not exchanged and are not reflected in the consolidated balance sheets. The fair value of the interest rate swaps are presented at net in other assets and other liabilities and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.

Southside Bancshares, Inc. |31

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$575,000	$27,667	$—	$605,000	$4,274	$5,866
Swaps-Fair Value Hedge-Financial institution counterparties	129,650	401	367	—	—	—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	231,223	11,708	279	214,379	545	13,412
Swaps-Customer counterparties	231,223	279	11,708	214,379	13,412	545
Gross derivatives		40,055	12,354		18,231	19,823
Offsetting derivative assets/liabilities		(646)	(646)		(4,819)	(4,819)
Cash collateral received/posted		(39,130)	—		—	(12,810)
Net derivatives included in the consolidated balance sheets (2)		$279	$11,708		$13,412	$2,194
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and $279,000 related to interest rate swaps with customers at June 30, 2022. We had no credit exposure related to interest rate swaps with financial institutions and $13.4 million related to interest rate swaps with customers at December 31, 2021. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR rates in effect at June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$575,000	2.8	1.54%	0.96%	$605,000	3.2	0.13%	1.10%
Swaps-Fair Value hedge
Financial institution counterparties	129,650	9.2	1.05%	2.53%	—	—	—	—
Swaps-Non-hedging
Financial institution counterparties	231,223	9.4	1.92%	2.68%	214,379	10.3	0.47%	2.42%
Customer counterparties	231,223	9.4	2.68%	1.92%	214,379	10.3	2.42%	0.47%
Southside Bancshares, Inc. |32

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
Southside Bancshares, Inc. |33

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2022 and December 31, 2021.
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
Collateral-Dependent Loans (Impaired loans prior to the adoption of ASU 2016-13) – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2022 and December 31, 2021, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |34

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2022	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$39,663	$39,663	$—	$—
State and political subdivisions	1,176,231	—	1,176,231	—
Corporate bonds and other	58,818	—	58,818	—
MBS: (1)
Residential	449,512	—	449,512	—
Commercial	9,130	—	9,130	—
Equity investments:
Equity investments	5,454	5,454	—	—
Derivative assets:
Interest rate swaps	40,055	—	40,055	—
Total asset recurring fair value measurements	$1,778,863	$45,117	$1,733,746	$—

Derivative liabilities:
Interest rate swaps	$12,354	$—	$12,354	$—
Total liability recurring fair value measurements	$12,354	$—	$12,354	$—

Nonrecurring fair value measurements
Foreclosed assets	$128	$—	$—	$128
Collateral-dependent loans (2)	8,451	—	—	8,451
Total asset nonrecurring fair value measurements	$8,579	$—	$—	$8,579
Southside Bancshares, Inc. |35

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$58,877	$58,877	$—	$—
State and political subdivisions	2,051,936	—	2,051,936	—
Corporate bonds and other	135,532	—	135,532	—
MBS: (1)
Residential	426,350	—	426,350	—
Commercial	91,630	—	91,630	—
Equity investments:
Equity investments	5,920	5,920	—	—
Derivative assets:
Interest rate swaps	18,231	—	18,231	—
Total asset recurring fair value measurements	$2,788,476	$64,797	$2,723,679	$—

Derivative liabilities:
Interest rate swaps	$19,823	$—	$19,823	$—
Total liability recurring fair value measurements	$19,823	$—	$19,823	$—

Nonrecurring fair value measurements
Collateral-dependent loans (2)	$8,458	$—	$—	$8,458
Total asset nonrecurring fair value measurements	$8,458	$—	$—	$8,458
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. |36

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
Southside Bancshares, Inc. |37

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$172,289	$172,289	$172,289	$—	$—
Investment securities:
HTM, at carrying value	971,427	860,964	—	860,964	—
MBS:
HTM, at carrying value	112,245	108,843	—	108,843	—
FHLB stock, at cost	13,726	13,726	—	13,726	—
Equity investments	5,828	5,828	—	5,828	—
Loans, net of allowance for loan losses	3,927,592	3,872,618	—	—	3,872,618
Loans held for sale	815	815	—	815	—
Financial liabilities:
Deposits	$6,248,409	$6,211,740	$—	$6,211,740	$—
Other borrowings	58,478	58,478	—	58,478	—
FHLB borrowings	153,701	153,781	—	153,781	—
Subordinated notes, net of unamortized debt issuance costs	98,604	93,595	—	93,595	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,262	56,545	—	56,545	—

		Estimated Fair Value
December 31, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$201,753	$201,753	$201,753	$—	$—
Investment securities:
HTM, at carrying value	788	791	—	791	—
Mortgage-backed securities:
HTM, at carrying value	89,992	94,444	—	94,444	—
FHLB stock, at cost	14,375	14,375	—	14,375	—
Equity investments	5,921	5,921	—	5,921	—
Loans, net of allowance for loan losses	3,609,889	3,748,116	—	—	3,748,116
Loans held for sale	1,684	1,684	—	1,684	—
Financial liabilities:
Deposits	$5,722,327	$5,721,694	$—	$5,721,694	$—
Other borrowings	23,219	23,219	—	23,219	—
FHLB borrowings	344,038	346,604	—	346,604	—
Subordinated notes, net of unamortized debt issuance costs	98,534	98,642	—	98,642	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	48,480	—	48,480	—

Southside Bancshares, Inc. |38

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense	$2,939	$3,026	$5,800	$5,615
Deferred income tax expense (benefit)	358	(139)	643	2,022
Income tax expense	$3,297	$2,887	$6,443	$7,637

The net deferred tax asset totaled $34.5 million at June 30, 2022 as compared to a net deferred tax liability of $17.8 million at December 31, 2021. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.  No valuation allowance was recorded at June 30, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2022 or December 31, 2021.
We recognized income tax expense of $3.3 million and $6.4 million, for an ETR of 11.5% and 11.3% for the three and six months ended June 30, 2022, respectively, compared to income tax expense of $2.9 million and $7.6 million, for an ETR of 11.9% and 12.1%, for the three and six months ended June 30, 2021, respectively. The lower ETR for the six months ended June 30, 2022 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2021. The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2022 and 2021 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 or Texas state tax examinations by tax authorities for years before 2017.
Southside Bancshares, Inc. |39

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Balance at beginning of period	$2,412	$3,616	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	(521)	157	(493)	(2,613)
Balance at end of period	$1,891	$3,773	$1,891	$3,773

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2022	December 31, 2021

Commitments to extend credit	$1,198,782	$1,053,002
Standby letters of credit	8,602	12,708
Total	$1,207,384	$1,065,710

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
Leases. During the three and six months ended June 30, 2022, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the three months ended June 30, 2021, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2021, there was $1.1 million of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million.
Securities. In the normal course of business we buy and sell securities. At June 30, 2022, there were $174.0 million of unsettled trades to purchase securities and $72.0 million unsettled trades to sell securities. At December 31, 2021, there were $19.0 million unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2022 or December 31, 2021.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |40

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of the COVID-19 pandemic and related variants on our business, financial position, operations and prospects, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on local, national and global financial markets, a reduction in financial transactions and business activities resulting in decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, heightened inflation, labor shortages and interest rate increases by the Federal Reserve and other government actions in response to the pandemic including regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act, the discontinuation of interest rates based on LIBOR and other regulatory responses to economic conditions;
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
Southside Bancshares, Inc. |41

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
•the ongoing impact of the COVID-19 pandemic and related variants on our future consolidated financial condition and results of operations and the financial condition of our customers;
•the risk that our enterprise risk management framework, compliance program or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;
•the effect of compliance with legislation or regulatory changes;
•credit risks of borrowers, including any increase in those risks due to changing economic conditions;
•increases in our nonperforming assets;
•risks related to environmental liability as a result of certain lending activity;
•our ability to maintain adequate liquidity to fund operations and growth;
•our ability to monitor interest rate risk;
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
•the effect of changes in accounting policies and practices;
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
Southside Bancshares, Inc. |42

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses - Loans and Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2021 Form 10-K. As of June 30, 2022, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |43

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

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income (GAAP)	$51,078	$45,647	$99,984	$91,950
Tax equivalent adjustments:
Loans	762	722	1,507	1,458
Tax-exempt investment securities	2,994	2,412	5,458	4,623
Net interest income (FTE) (1)	$54,834	$48,781	$106,949	$98,031

Average earning assets	$6,670,821	$6,395,251	$6,612,589	$6,318,767

Net interest margin	3.07%	2.86%	3.05%	2.93%
Net interest margin (FTE) (1)	3.30%	3.06%	3.26%	3.13%

Net interest spread	2.91%	2.70%	2.90%	2.77%
Net interest spread (FTE) (1)	3.14%	2.89%	3.12%	2.96%
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
Southside Bancshares, Inc. |44

OVERVIEW
COVID-19
COVID-19 significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines. In compliance with social distancing guidelines issued by federal, state and local governments, we implemented a number of precautionary actions to safeguard our business and our employees from COVID-19. Additionally, COVID-19 significantly disrupted supply chains, business activity and the overall economic and financial markets globally and in our footprint.
Since the implementation of the PPP in 2020, we originated over $420 million of loans in this program, of which $3.0 million were still outstanding as of June 30, 2022.
Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19 related challenges. As of June 30, 2022, there were no remaining loans with payment deferrals. As of June 30, 2021, we had outstanding loans with payment deferrals of $182,000. The decrease in the COVID-19 modified loans are the result of the loans coming out of the deferral periods and resuming performance.
We continue to monitor and assess the impacts of the COVID-19 pandemic on our employees and customers. The ongoing pandemic could continue to adversely impact the markets in which we operate and our business, operations and financial condition.
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity close to pre-pandemic levels. Increasing interest rates and rising building costs have caused some slowing of the highly robust single family housing market, however there continues to be a shortage of housing in several Texas markets. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Overall, Texas continues to experience economic growth due to company relocations and expansions combined with overall population growth.
Operating Results
Net income increased $4.1 million, or 19.2%, for the three months ended June 30, 2022, to $25.4 million compared to the same period in 2021. The increase in net income was primarily a result of a $5.4 million increase in net interest income and a reversal of provision for credit losses, partially offset by net losses on sales of securities AFS. For the three months ended June 30, 2022, we reversed $633,000 of provision for credit losses compared to a provision for credit losses of $1.7 million for the same period in 2021. Earnings per diluted common share increased $0.14, or 21.5%, to $0.79 for the three months ended June 30, 2022, compared to $0.65 for the three months ended June 30, 2021.
During the six months ended June 30, 2022, our net income decreased $5.0 million, or 9.0%, to $50.4 million from $55.4 million for the same period in 2021. The decrease in net income was largely driven by a decrease in the reversals of provision for credit losses and the net losses on the sales of securities AFS, partially offset by the increase in net interest income. For the six months ended June 30, 2022, we reversed $339,000 of provision for credit losses compared to a reversal of provision for credit losses of $8.5 million in the same period in 2021. Earnings per diluted common share decreased $0.13, or 7.7%, to $1.56 for the six months ended June 30, 2022, from $1.69 for the same period in 2021.
Southside Bancshares, Inc. |45

Financial Condition
Our total assets increased $346.5 million, or 4.8%, to $7.61 billion at June 30, 2022 from $7.26 billion at December 31, 2021. Our securities portfolio decreased by $38.1 million, or 1.3%, to $2.82 billion, compared to $2.86 billion at December 31, 2021. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the first half of 2022. Our FHLB stock decreased $649,000, or 4.5%, to $13.7 million from $14.4 million at December 31, 2021, due to the decline in our FHLB borrowings during the first half of 2022, reducing the amount of FHLB stock we are required to hold.
Loans at June 30, 2022 were $3.96 billion, an increase of $317.9 million, or 8.7%, compared to $3.65 billion at December 31, 2021. Our PPP loans, a component of the commercial loan category, decreased $28.1 million during the six months ended June 30, 2022 due to forgiveness payments received for loans funded under the CARES Act. Excluding PPP loans, total loans increased $345.9 million, or 9.6%, due to increases of $236.5 million in commercial real estate loans, $72.6 million in construction loans, $38.0 million in commercial loans (excluding PPP loans) and $14.2 million in municipal loans. The increases were partially offset by decreases of $10.4 million in 1-4 family residential loans and $5.0 million in loans to individuals. Loans held for sale decreased $869,000, or 51.6%, to $815,000 at June 30, 2022 from $1.7 million at December 31, 2021.
Our nonperforming assets at June 30, 2022 increased $206,000, or 1.8%, to $11.8 million and represented 0.16% of total assets, compared to $11.6 million, or 0.16% of total assets at December 31, 2021.  Nonaccruing loans increased $583,000, or 23.0%, to $3.1 million, and the ratio of nonaccruing loans to total loans increased to 0.08% at June 30, 2022 compared to 0.07% at December 31, 2021.  TDR loans were $8.6 million and $9.1 million at June 30, 2022 and December 31, 2021, respectively. There was $128,000 of OREO at June 30, 2022 and none at December 31, 2021.
Our deposits increased $526.1 million, or 9.2%, to $6.25 billion at June 30, 2022 from $5.72 billion at December 31, 2021. The increase was primarily due to the increase in our brokered deposits of $364.9 million, or 123.8%, associated with funding our cash flow hedge swaps in place of the FHLB advances to obtain lower cost funding.
Total FHLB borrowings decreased $190.3 million, or 55.3%, to $153.7 million at June 30, 2022 from $344.0 million at December 31, 2021.
Our total shareholders’ equity at June 30, 2022 decreased 19.8%, or $180.4 million, to $731.8 million, or 9.6% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The decrease in shareholders’ equity was the result of other comprehensive loss of $199.0 million, cash dividends paid of $21.9 million and the repurchase of $12.2 million of our common stock. These decreases were partially offset by net income of $50.4 million, stock compensation expense of $1.7 million, common stock issued under our dividend reinvestment plan of $635,000 and net issuance of common stock under employee stock plans of $57,000.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, inflation risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |46

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
During the first quarter of 2022, we replaced $310 million of FHLB advances with brokered deposits as the funding source of our cash flow hedge swaps to lower our funding cost. Over the past two years, management has used the significant increase in non-maturity deposits, net of brokered deposits, to reduce dependence on more interest rate sensitive wholesale funding. At June 30, 2022, of the remaining wholesale funding, 68% is swapped at a fixed rate, providing protection from rising interest rates. The securities portfolio is currently funded primarily by non-maturity deposits with wholesale funding accounting for approximately 29% of the funding source.
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
Our securities portfolio decreased from $2.86 billion at December 31, 2021 to $2.82 billion at June 30, 2022. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the six months ended June 30, 2022.
During the first half of 2022, the composition of the securities portfolio continued to change as corporate bonds increased while the remaining categories in the portfolio decreased. The decrease in MBS was attributable to the sales of U.S. Agency MBS and regular principal payments, partially offset by additional MBS purchases during the second quarter. During the six months ended June 30, 2022, we purchased $302 million in highly rated primarily Texas municipal securities, $41.2 million of which were taxable, $49 million in U.S. Treasury Notes and $26 million in investment grade subordinated debt, and sold $13 million in municipal securities. In March of 2022, we sold approximately $68.1 million of U.S. Treasury Notes due to the rising rate environment. Sales of AFS securities for the three and six months ended June 30, 2022, resulted in a net realized loss of $2.2 million and $3.7 million, respectively.
During the three and six months ended June 30, 2022, management transferred to HTM, long duration AFS municipal securities with fair values of approximately $489.1 million and $874.8 million, respectively. Additionally, during the three and six months ended June 30, 2022, management transferred to HTM, $95.3 million in corporate bonds and $28.3 million in MBS. These transfers were made due to management’s intent and ability to hold these securities to maturity. Long duration securities experience greater fair value volatility when interest rates either rise or fall. These transfers reduce any future volatility resulting from unrealized gains or losses, reflected in AOCI. These transfers were made to align the investment portfolio with the current balance sheet strategy.
At June 30, 2022, securities as a percentage of assets totaled 37.0%, compared to 39.3% at December 31, 2021, due to an increase in total assets of $346.5 million and the $38.1 million, or 1.3%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the
Southside Bancshares, Inc. |47

ALCO.  Our primary wholesale funding sources are brokered deposits and FHLB borrowings. Our FHLB borrowings decreased 55.3%, or $190.3 million, to $153.7 million at June 30, 2022 from $344.0 million at December 31, 2021.
For the six months ended June 30, 2022, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 15.1%, from 11.8% at December 31, 2021, and decreased from 15.3% at June 30, 2021.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs increased $24.8 million, or 100.4%, from $24.7 million at December 31, 2021 to $49.5 million at June 30, 2022. At June 30, 2022, our brokered CDs had a weighted average cost of 44 basis points and remaining maturities of less than 8 months. Our brokered non-maturity deposits increased to $610.2 million at June 30, 2022 from $270.1 million at December 31, 2021, with a weighted average cost of 100 basis points and 91 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $800 million, with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with most of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to three-month LIBOR or to one-month LIBOR. In connection with $575.0 million and $605.0 million of the agreements outstanding at June 30, 2022 and December 31, 2021, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 0.96% with a remaining average weighted maturity of 2.8 years at June 30, 2022. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |48

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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$38,344	$35,720	$73,232	$71,758
Taxable investment securities	4,632	2,921	9,240	5,244
Tax-exempt investment securities	10,605	9,173	20,824	18,138
MBS	3,238	4,647	7,255	10,735
FHLB stock and equity investments	77	108	190	244
Other interest earning assets	204	17	232	32
Total interest income	57,100	52,586	110,973	106,151
Interest expense:
Deposits	4,264	2,339	7,501	4,936
FHLB borrowings	224	1,817	590	3,725
Subordinated notes	1,000	2,423	1,998	4,818
Trust preferred subordinated debentures	471	349	827	700
Repurchase agreements	18	11	28	22
Other borrowings	45	—	45	—
Total interest expense	6,022	6,939	10,989	14,201
Net interest income	$51,078	$45,647	$99,984	$91,950

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first half of 2022, the Federal Reserve increased the target federal funds rate by 150 basis points to 175 basis points and has indicated it anticipates multiple additional rate increases during 2022. The increase in the federal funds rate to date has increased our net interest income. However, as the federal funds rate increases further and the yield curve remains flat, it may be less beneficial to our net interest income.
Net interest income for the three months ended June 30, 2022 increased $5.4 million, or 11.9%, compared to the same period in 2021. The increase in net interest income for the three months ended June 30, 2022 was due to the increase in interest income, a result of a combined increase in the average balance as well as the average yield on interest earning assets. The increase in net interest income is also attributable to a decrease in interest expense due to the change in the mix of our interest bearing liabilities. Total interest income increased $4.5 million, or 8.6%, to $57.1 million for the three months ended June 30, 2022, compared to $52.6 million during the same period in 2021. Total interest expense decreased $917,000, or 13.2%, to $6.0 million for the three months ended June 30, 2022, compared to $6.9 million for the same period in 2021. Our net interest margin (FTE), a non-GAAP measure, increased to 3.30% for the three months ended June 30, 2022, compared to 3.06% for the same period in 2021, and our net interest spread (FTE), also a non-GAAP measure, increased to 3.14%, compared to 2.89% for the same period in 2021.
Southside Bancshares, Inc. |49

Net interest income was $100.0 million for the six months ended June 30, 2022 compared to $92.0 million for the same period in 2021, an increase of $8.0 million, or 8.7%. The increase in net interest income for the six months ended June 30, 2022 was due to a result of a combined increase in the average balance as well as the average yield on interest earning assets. The increase in net interest income is also attributable to a decrease in interest expense due to the change in the mix of our interest bearing liabilities. Total interest income increased $4.8 million, or 4.5%, to $111.0 million for the six months ended June 30, 2022, compared to $106.2 million for the same period in 2021. Total interest expense decreased $3.2 million, or 22.6%, to $11.0 million for the six months ended June 30, 2022, compared to $14.2 million for the same period in 2021. Our net interest margin (FTE), a non-GAAP measure, increased to 3.26% for the six months ended June 30, 2022, compared to 3.13% for the same period in 2021, and our net interest spread (FTE), also a non-GAAP measure, increased to 3.12%, compared to 2.96% for the same period in 2021. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended June 30, 2022 Compared to 2021
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$1,407	$1,252	$2,659
Loans held for sale	(1)	6	5
Taxable investment securities	1,657	54	1,711
Tax-exempt investment securities (1)	2,397	(383)	2,014
Mortgage-backed and related securities	(2,899)	1,490	(1,409)
FHLB stock, at cost, and equity investments	(68)	37	(31)
Interest earning deposits	22	86	108
Federal funds sold	79	—	79
Total earning assets	2,594	2,542	5,136
Interest expense on:
Savings accounts	43	52	95
CDs	(178)	(180)	(358)
Interest bearing demand accounts	421	1,767	2,188
FHLB borrowings	(2,186)	593	(1,593)
Subordinated notes, net of unamortized debt issuance costs	(1,056)	(367)	(1,423)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	122	122
Repurchase agreements	5	2	7
Other borrowings	45	—	45
Total interest bearing liabilities	(2,906)	1,989	(917)
Net change	$5,500	$553	$6,053
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was primarily attributable to an increase in the average balance of interest earning assets of $275.6 million, or 4.3%, for the three months ended June 30, 2022 compared to the same period in 2021, as well as an increase in the average yield on interest earning assets to 3.66% from 3.49% for the same period in 2021. The decrease in total interest expense for the three months ended June 30, 2022 was attributable to the change in the mix of our interest bearing liabilities for the three months ended June 30, 2022, when compared to the same period in 2021.
Southside Bancshares, Inc. |50

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2022 and 2021. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,847,614	$39,088	4.07%	$3,706,959	$36,429	3.94%
Loans held for sale	1,776	18	4.07%	1,846	13	2.82%
Securities:
Taxable investment securities (2)	617,603	4,632	3.01%	396,504	2,921	2.95%
Tax-exempt investment securities (2)	1,653,871	13,599	3.30%	1,363,678	11,585	3.41%
Mortgage-backed and related securities (2)	417,057	3,238	3.11%	847,206	4,647	2.20%
Total securities	2,688,531	21,469	3.20%	2,607,388	19,153	2.95%
FHLB stock, at cost, and equity investments	17,663	77	1.75%	35,883	108	1.21%
Interest earning deposits	77,894	125	0.64%	43,175	17	0.16%
Federal funds sold	37,343	79	0.85%	—	—	—
Total earning assets	6,670,821	60,856	3.66%	6,395,251	55,720	3.49%
Cash and due from banks	100,231			90,735
Accrued interest and other assets	446,136			656,245
Less: Allowance for loan losses	(35,895)			(41,768)
Total assets	$7,181,293			$7,100,463
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$670,187	326	0.20%	$571,907	231	0.16%
CDs	518,104	578	0.45%	658,708	936	0.57%
Interest bearing demand accounts	3,175,385	3,360	0.42%	2,459,335	1,172	0.19%
Total interest bearing deposits	4,363,676	4,264	0.39%	3,689,950	2,339	0.25%
FHLB borrowings	55,990	224	1.60%	669,633	1,817	1.09%
Subordinated notes, net of unamortized debt issuance costs	98,586	1,000	4.07%	197,284	2,423	4.93%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,262	471	3.13%	60,257	349	2.32%
Repurchase agreements	30,055	18	0.24%	22,024	11	0.20%
Other borrowings	6,549	45	2.76%	—	—	—
Total interest bearing liabilities	4,615,118	6,022	0.52%	4,639,148	6,939	0.60%
Noninterest bearing deposits	1,702,985			1,485,383
Accrued expenses and other liabilities	98,870			97,137
Total liabilities	6,416,973			6,221,668
Shareholders’ equity	764,320			878,795
Total liabilities and shareholders’ equity	$7,181,293			$7,100,463
Net interest income (FTE)		$54,834			$48,781
Net interest margin (FTE)			3.30%			3.06%
Net interest spread (FTE)			3.14%			2.89%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2022 and 2021, loans totaling $3.1 million and $5.2 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |51

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

	Six Months Ended June 30, 2022 Compared to 2021
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$2,090	$(560)	$1,530
Loans held for sale	(16)	9	(7)
Taxable investment securities	4,172	(176)	3,996
Tax-exempt investment securities (1)	4,549	(1,028)	3,521
Mortgage-backed and related securities	(5,563)	2,083	(3,480)
Federal Home Loan Bank stock, at cost, and equity investments	(139)	85	(54)
Interest earning deposits	31	86	117
Federal funds sold	83	—	83
Total earning assets	5,207	499	5,706
Interest expense on:
Savings accounts	102	57	159
CDs	(423)	(570)	(993)
Interest bearing demand accounts	877	2,522	3,399
FHLB borrowings	(3,861)	726	(3,135)
Subordinated notes, net of unamortized debt issuance costs	(2,105)	(715)	(2,820)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	127	127
Repurchase agreements	3	3	6
Other borrowings	45	—	45
Total interest bearing liabilities	(5,362)	2,150	(3,212)
Net change	$10,569	$(1,651)	$8,918
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to the increase in average earning assets of $293.8 million, or 4.6%, for the six months ended June 30, 2022, compared to the same period in 2021, and to a lesser extent, an increase in the average yield on earning assets to 3.60% from 3.58% for the same period in 2021. The decrease in total interest expense for the six months ended June 30, 2022 was attributable to the change in the mix of our interest bearing liabilities when compared to the same period in 2021.
Southside Bancshares, Inc. |52

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2022 and 2021. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,776,194	$74,713	3.99%	$3,670,708	$73,183	4.02%
Loans held for sale	1,354	26	3.87%	2,321	33	2.87%
Securities:
Taxable investment securities (2)	631,079	9,240	2.95%	346,514	5,244	3.05%
Tax-exempt investment securities (2)	1,608,779	26,282	3.29%	1,332,507	22,761	3.44%
Mortgage-backed and related securities (2)	491,585	7,255	2.98%	893,752	10,735	2.42%
Total securities	2,731,443	42,777	3.16%	2,572,773	38,740	3.04%
FHLB stock, at cost, and equity investments	19,161	190	2.00%	35,760	244	1.38%
Interest earning deposits	61,360	149	0.49%	37,205	32	0.17%
Federal funds sold	23,077	83	0.73%	—	—	—
Total earning assets	6,612,589	117,938	3.60%	6,318,767	112,232	3.58%
Cash and due from banks	103,669			88,696
Accrued interest and other assets	522,167			666,280
Less: Allowance for loan losses	(35,766)			(45,483)
Total assets	$7,202,659			$7,028,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$661,339	599	0.18%	$544,696	440	0.16%
CDs	540,726	1,172	0.44%	697,190	2,165	0.63%
Interest bearing demand accounts	3,136,890	5,730	0.37%	2,401,140	2,331	0.20%
Total interest bearing deposits	4,338,955	7,501	0.35%	3,643,026	4,936	0.27%
FHLB borrowings	89,202	590	1.33%	698,413	3,725	1.08%
Subordinated notes, net of unamortized debt issuance costs	98,569	1,998	4.09%	197,268	4,818	4.93%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,261	827	2.77%	60,256	700	2.34%
Repurchase agreements	25,798	28	0.22%	22,769	22	0.19%
Other borrowings	3,525	45	2.57%	—	—	—
Total interest bearing liabilities	4,616,310	10,989	0.48%	4,621,732	14,201	0.62%
Noninterest bearing deposits	1,673,145			1,437,468
Accrued expenses and other liabilities	87,408			92,802
Total liabilities	6,376,863			6,152,002
Shareholders’ equity	825,796			876,258
Total liabilities and shareholders’ equity	$7,202,659			$7,028,260
Net interest income (FTE)		$106,949			$98,031
Net interest margin (FTE)			3.26%			3.13%
Net interest spread (FTE)			3.12%			2.96%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2022 and 2021, loans totaling $3.1 million and $5.2 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |53

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2022
			Change From
	2022	2021	2021
Deposit services	$6,496	$6,609	$(113)	(1.7)%
Net gain (loss) on sale of securities AFS	(2,177)	15	(2,192)	(14,613.3)%
Gain on sale of loans	208	393	(185)	(47.1)%
Trust fees	1,520	1,496	24	1.6%
BOLI	720	645	75	11.6%
Brokerage services	1,098	850	248	29.2%
Other noninterest income	1,232	925	307	33.2%
Total noninterest income	$9,097	$10,933	$(1,836)	(16.8)%

	Six Months Ended June 30,		2022
			Change From
	2022	2021	2021
Deposit services	$13,124	$12,734	$390	3.1%
Net gain (loss) on sale of securities AFS	(3,720)	2,018	(5,738)	(284.3)%
Gain on sale of loans	386	986	(600)	(60.9)%
Trust fees	3,014	2,879	135	4.7%
BOLI	1,411	1,271	140	11.0%
Brokerage services	1,907	1,630	277	17.0%
Other noninterest income	3,700	3,038	662	21.8%
Total noninterest income	$19,822	$24,556	$(4,734)	(19.3)%
The 16.8% decrease in noninterest income for the three months ended June 30, 2022, when compared to the same period in 2021, was due to a net loss on sale of securities AFS and a decrease in gain on sale of loans, partially offset by increases in other noninterest income and brokerage services income. The 19.3% decrease in noninterest income for the six months ended June 30, 2022, when compared to the same period in 2021, was due to decreases in net gain on sale of securities AFS and gain on sale of loans, partially offset by increases in other noninterest income, deposit services income and brokerage services income.
The increase in deposit services income for the six months ended June 30, 2022, when compared to the same period in 2021, was primarily the result of increases in overdraft income and service charges on commercial deposit accounts.
During the three and six months ended June 30, 2022, we sold U.S. Treasury securities, MBS and municipal securities that resulted in a net loss on sale of AFS securities of $2.2 million and $3.7 million, respectively.
Gain on sale of loans decreased for the three and six months ended June 30, 2022, when compared to the same period in 2021, due to a decrease in the volume of loans sold.
The increase in BOLI income for the three and six months ended June 30, 2022, when compared to the same periods in 2021, was due to $13.0 million in additional BOLI purchased during the third quarter of 2021.
Brokerage services income increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, due to growth in our client base and revenue.
Other noninterest income increased for the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to an increase mortgage serving fee income, partially offset by a decrease in equity investment income. For the six months ended June 30, 2022, noninterest income increased when compared to same period in 2021, primarily due to
Southside Bancshares, Inc. |54

increases in investment income and mortgage servicing fee income, partially offset by a decrease in swap fee income and equity investment income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2022
			Change From
	2022	2021	2021
Salaries and employee benefits	$20,329	$20,004	$325	1.6%
Net occupancy	3,654	3,606	48	1.3%
Advertising, travel & entertainment	716	475	241	50.7%
ATM expense	356	272	84	30.9%
Professional fees	1,147	1,040	107	10.3%
Software and data processing	1,739	1,406	333	23.7%
Communications	509	612	(103)	(16.8)%
FDIC insurance	477	435	42	9.7%
Amortization of intangibles	586	730	(144)	(19.7)%
Other noninterest expense	2,593	2,119	474	22.4%
Total noninterest expense	$32,106	$30,699	$1,407	4.6%

	Six Months Ended June 30,		2022
			Change From
	2022	2021	2021
Salaries and employee benefits	$40,298	$40,048	$250	0.6%
Net occupancy	7,310	7,166	144	2.0%
Advertising, travel & entertainment	1,453	912	541	59.3%
ATM expense	637	510	127	24.9%
Professional fees	2,074	2,031	43	2.1%
Software and data processing	3,370	2,718	652	24.0%
Communications	1,012	1,137	(125)	(11.0)%
FDIC insurance	949	889	60	6.7%
Amortization of intangibles	1,208	1,496	(288)	(19.3)%
Other noninterest expense	4,990	5,026	(36)	(0.7)%
Total noninterest expense	$63,301	$61,933	$1,368	2.2%

The increase in noninterest expense for the three months ended June 30, 2022, when compared to the same period in 2021, was primarily the result of increases in other noninterest expense, software and data processing expense, salaries and employee benefits and advertising, travel and entertainment expense. The increase for the six months ended June 30, 2022, when compared to the same period in 2021, was the result of increases in software and data processing expense, advertising, travel and entertainment expense, salaries and employee benefits, partially offset by decreases in the amortization of intangibles.
Salaries and employee benefits increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, due to an increase in direct salary expense, partially offset by decreases in in health insurance expense and retirement expense.
For the three and six months ended June 30, 2022, direct salary expense increased $1.0 million, or 6.0%, and $1.4 million, or 4.3%, respectively, when compared to the same periods in 2021, primarily due to normal salary increases effective in the first quarter of 2022 and market increases in the second quarter of 2022.
Health and life insurance expense, included in salaries and employee benefits, decreased $525,000, or 21.8%, and $736,000, or 16.9%, for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. We have a self-insured health plan which is supplemented with a stop loss insurance policy.
Southside Bancshares, Inc. |55

Retirement expense, included in salaries and employee benefits, decreased $151,000, or 14.5%, and $451,000, or 21.8%, for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. This decrease was primarily due to a decrease in our split dollar agreement expense.
Advertising, travel and entertainment expense increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, primarily due to increases in travel related expenses, donations and media advertising.
ATM expense increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, due primarily to higher armored car expense.
Professional fees increased for the three and six months ended June 30, 2022, when compared to the same period in 2021, due to an increase in consulting fees.
Software and data processing expense increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, driven by a decrease in phone and internet costs.
Amortization of intangibles decreased for the three and six months ended June 30, 2022, when compared to the same periods in 2021, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to increases in losses on retired assets, other losses and retirement expense related to the Retirement Plan and the Restoration Plan.

Income Taxes
Pre-tax income for the three and six months ended June 30, 2022 was $28.7 million and $56.8 million, respectively, an increase of 18.6% and a decrease of 9.8%, compared to $24.2 million and $63.0 million for the same periods in 2021. We recorded income tax expense of $3.3 million and $6.4 million, for the three and six months ended June 30, 2022, respectively, compared to income tax expense of $2.9 million and $7.6 million for the same periods in 2021. The ETR as a percentage of pre-tax income was 11.5% and 11.3% for the three and six months ended June 30, 2022, compared to an ETR as a percentage of pre-tax income of 11.9% and 12.1% for the same periods in 2021. The decrease in the income tax expense for the six months ended June 30, 2022 was a result of a decrease in pre-tax income and the ETR. The decrease in the ETR for the six months ended June 30, 2022 is primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2021.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $34.5 million at June 30, 2022 as compared to a net deferred tax liability of $17.8 million at December 31, 2021. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |56

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2021 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2021.  There were no substantial changes in these concentrations during the six months ended June 30, 2022.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2021	June 30, 2021
	June 30, 2022	December 31, 2021	June 30, 2021	Change (%)	Change (%)
Real estate loans:
Construction	$520,484	$447,860	$528,157	16.2%	(1.5)%
1-4 family residential	640,706	651,140	678,402	(1.6)%	(5.6)%
Commercial	1,834,734	1,598,172	1,430,900	14.8%	28.2%
Commercial loans	428,974	418,998	497,513	2.4%	(13.8)%
Municipal loans	457,239	443,078	417,398	3.2%	9.5%
Loans to individuals	80,904	85,914	89,976	(5.8)%	(10.1)%
Total loans	$3,963,041	$3,645,162	$3,642,346	8.7%	8.8%
Our total loan portfolio increased $317.9 million, or 8.7%, at June 30, 2022 compared to December 31, 2021. For the six months ended June 30, 2022, our PPP loans decreased $28.1 million, or 90.4%, from $31.0 million at December 31, 2021, primarily due to forgiveness payments received from loans funded under the CARES Act. Excluding PPP loans, total loans increased $345.9 million, or 9.6%, with increases in commercial real estate loans, construction loans, commercial loans and municipal loans, partially offset by decreases in 1-4 family residential loans and loans to individuals.
Excluding a $129.1 million year-over-year decrease in PPP loans, total loans increased $449.8 million, or 12.8%, compared to June 30, 2021, with increases in commercial real estate loans, commercial loans and municipal loans, partially offset by decreases in 1-4 family residential loans, loans to individuals and construction loans.
At June 30, 2022, our real estate loans represented 75.6% of our loan portfolio and were comprised of commercial real estate loans of 61.2%, 1-4 family residential loans of 21.4% and construction loans of 17.4%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
As of June 30, 2022, the Company’s exposure to the oil and gas industry totaled $154.5 million, or 3.90% of gross loans, an increase of $84.8 million, or 121.6%, from December 31, 2021, and consisted primarily of (i) support/service loans of 3.30%, (ii) upstream of 0.44%, (iii) midstream of 0.12% and (iv) downstream of 0.04%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
Southside Bancshares, Inc. |57

The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021
Oil and gas related loans	$154,456	$69,688	$94,297
Oil and gas related loans as a % of loans	3.90%	1.91%	2.59%
Classified oil and gas related loans	$420	$4,104	$4,899
Classified oil and gas related loans as a % of oil and gas related loans	0.27%	5.89%	5.20%
Nonaccrual oil and gas related loans	$258	$334	$386
Net (recoveries) charge-offs for oil and gas related loans	$—	$(7)	$(7)
Allowance for oil and gas related loans as a % of oil and gas loans	0.49%	1.19%	1.51%
As of June 30, 2022, economic conditions in Texas have returned close to pre-pandemic levels. Commercial activity has resumed to levels close to those existing prior to the outbreak of the pandemic. When the pandemic occurred, in addition to the oil and gas industry, we considered the sectors set forth in the table below to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of June 30, 2022 (dollars in thousands). As of June 30, 2022, the percent of loans classified in the hotel sector increased to 29.72%, from 14.33% compared to December 31, 2021, a direct result of payoffs in this category of approximately 52%, reducing the remaining balance of loans held in the hotel sector. No additional loans in the hotel sector have been classified since December 31, 2021. As of June 30, 2022, our customers in these industries have not experienced long-term business disruptions initially thought possible. We are, however, continuing to monitor these customers closely.

	June 30, 2022
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$489,300	12.35%	—
Retail goods and services	62,579	1.58%	0.21%
Hotels	29,884	0.75%	29.72%
Food services	45,841	1.16%	7.99%
Arts, entertainment and recreation	5,823	0.14%	2.33%
Total	$633,427	15.98%	2.02%

	December 31, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$384,381	10.54%	—
Retail goods and services	72,650	1.99%	0.20%
Hotels	61,992	1.70%	14.33%
Food services	45,019	1.24%	4.33%
Arts, entertainment and recreation	6,039	0.17%	2.95%
Total	$570,081	15.64%	1.96%

	June 30, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$307,581	8.44%	0.02%
Retail goods and services	76,840	2.11%	8.82%
Hotels	68,456	1.88%	—
Food services	49,772	1.37%	—
Arts, entertainment and recreation	7,498	0.21%	4.20%
Total	$510,147	14.01%	1.40%
(1)    Sector classified loans as a percentage of sector total loans.
(2)    Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.
Southside Bancshares, Inc. |58

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
Southside Bancshares, Inc. |59

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2021	June 30, 2021
	June 30, 2022	December 31, 2021	June 30, 2021	Change (%)	Change (%)
Nonaccrual loans	$3,119	$2,536	$5,154	23.0%	(39.5)%
Accruing loans past due more than 90 days	—	—	—	—	—
TDR loans	8,568	9,073	9,549	(5.6)%	(10.3)%
OREO	128	—	566	100.0%	(77.4)%
Repossessed assets	—	—	—	—	—
Total nonperforming assets	$11,815	$11,609	$15,269	1.8%	(22.6)%

Total loans	$3,963,041	$3,645,162	$3,642,346
Allowance for loan losses at end of period	35,449	35,273	42,913

Ratio of nonaccruing loans to:
Total loans	0.08%	0.07%	0.14%
Ratio of nonperforming assets to:
Total assets	0.16%	0.16%	0.21%
Total loans	0.30%	0.32%	0.42%
Total loans and OREO	0.30%	0.32%	0.42%
Total loans, excluding PPP loans, and OREO	0.30%	0.32%	0.43%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,136.55%	1,390.89%	832.62%
Nonperforming assets	300.03%	303.84%	281.05%
Total loans	0.89%	0.97%	1.18%
Total loans, excluding PPP loans	0.90%	0.98%	1.22%
Net charge-offs to average loans outstanding	—	0.02%	0.01%

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of an improved economic forecast as based on known and knowable information as of June 30, 2022.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach.
Southside Bancshares, Inc. |60

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
As of June 30, 2022, our review of the loan portfolio indicated that an allowance for loan losses of $35.4 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model and the economic uncertainty related to COVID-19, rising interest rates and heightened inflation, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2022, the allowance for loan losses increased $176,000, or 0.5%, to $35.4 million, or 0.89% of total loans, when compared to $35.3 million, or 0.97% of total loans at December 31, 2021.
For the three and six months ended June 30, 2022, loan charge-offs were $479,000 and $1.0 million, respectively, and recoveries were $516,000 and $1.1 million, respectively. For the three and six months ended June 30, 2021, loan charge-offs were $527,000 and $1.3 million, respectively, and recoveries were $466,000 and $1.1 million, respectively. For the three months ended June 30, 2022, we recorded a reversal of provision for credit losses for loans of $112,000 and for the six months ended June 30, 2022 we recorded a provision of $154,000. For the three months ended June 30, 2021, we recorded a provision for credit losses for loans of $1.5 million and for the six months ended June 30, 2021, we recorded a reversal of provision for credit losses of $5.9 million, respectively.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Balance at beginning of period	$2,412	$3,616	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	(521)	157	(493)	(2,613)
Balance at end of period	$1,891	$3,773	$1,891	$3,773
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the three and six months ended June 30, 2022, there was a reversal of provision for credit losses for off-balance-sheet exposures of $521,000 and $493,000, respectively, compared to a provision of $157,000 and a reversal of $2.6 million, for the three and six months ended June 30, 2021, respectively. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 12 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

Southside Bancshares, Inc. |61

Capital Resources and Liquidity
Our total shareholders’ equity at June 30, 2022 decreased 19.8%, or $180.4 million, to $731.8 million, or 9.6% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The decrease in shareholders’ equity was the result of other comprehensive loss of $199.0 million, cash dividends paid of $21.9 million and the repurchase of $12.2 million of our common stock. These decreases were partially offset by net income of $50.4 million, stock compensation expense of $1.7 million, common stock issued under our dividend reinvestment plan of $635,000 and net issuance of common stock under employee stock plans of $57,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2022 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2022.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.6 million of qualified subordinated debt as of June 30, 2022. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $6.1 million has been added back to CET1 as of June 30, 2022, representing 75% of the $8.2 million transitional amount at December 31, 2021.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of June 30, 2022, as we did not utilize the PPP Facility for funding purposes.
Management believes that, as of June 30, 2022, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |62

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$674,464	12.83%	$236,532	4.50%	N/A	N/A
Bank Only	$807,434	15.37%	$236,466	4.50%	$341,563	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$732,915	13.94%	$315,376	6.00%	N/A	N/A
Bank Only	$807,434	15.37%	$315,289	6.00%	$420,385	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$861,075	16.38%	$420,501	8.00%	N/A	N/A
Bank Only	$836,990	15.93%	$420,385	8.00%	$525,481	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$732,915	10.34%	$283,481	4.00%	N/A	N/A
Bank Only	$807,434	11.40%	$283,384	4.00%	$354,230	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2022, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2021 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |63

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2022	2021
Return on average assets	1.42%	1.20%
Return on average shareholders’ equity	13.33%	9.73%
Dividend payout ratio – Basic	43.04%	50.77%
Dividend payout ratio – Diluted	43.04%	50.77%
Average shareholders’ equity to average total assets	10.64%	12.38%
	Six Months Ended June 30,
	2022	2021
Return on average assets	1.41%	1.59%
Return on average shareholders’ equity	12.31%	12.75%
Dividend payout ratio – Basic	43.59%	38.46%
Dividend payout ratio – Diluted	43.59%	38.46%
Average shareholders’ equity to average total assets	11.47%	12.47%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2022, these investments were 3.1% of total assets, as compared with 5.9% for December 31, 2021 and 6.5% for June 30, 2021. The decrease to 3.1% at June 30, 2022 as compared to December 31, 2021 and June 30, 2021, is reflective of the increase in total assets combined with decreases in the short-term investment portfolio and interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2022 or December 31, 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At June 30, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $391.1 million. There were $29.0 million in borrowings from the FRDW at June 30, 2022. There were no borrowings from the FRDW at December 31, 2021. At June 30, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.73 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2022, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Southside Bancshares, Inc. |64

Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
Subsequent to June 30, 2022 and through July 27, 2022, we purchased 8,613 shares of common stock at an average price of $35.93 pursuant to the Stock Repurchase Plan.
Southside Bancshares, Inc. |65

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50 and 100 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. The interest rate environment in 2020 and much of 2021 was at a point where most treasury terms were under 100 basis points; therefore, we did not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We have resumed the simulation of rates decreasing 100 basis points and will resume the simulation of rates decreasing 200 basis points once rates rise further. We are continuing to monitor interest rates and anticipate additional rate increases in the second half of 2022.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	June, 30
Rate projections:	2022	2021
Increase:
100 basis points	5.13%	2.13%
200 basis points	6.46%	4.58%

Decrease:
50 basis points	(1.51)%	(1.64)%
100 basis points	(3.59)%	N/A
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
Southside Bancshares, Inc. |66

Economic conditions and growth prospects are currently impacted by record inflation and recessionary concerns. Increasing interest rates and rising building costs have caused some slowing of the single family housing market. Furthermore, worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Southside Bancshares, Inc. |67

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
April 1, 2022 - April 30, 2022	223,901	$39.49	223,901	693,814
May 1, 2022 - May 31, 2022	—	—	—	693,814
June 1, 2022 - June 30, 2022	—	—	—	693,814
Total	223,901	$39.49	223,901

Subsequent to June 30, 2022 and through July 27, 2022, we purchased 8,613 shares of common stock at an average price of $35.93 pursuant to the Stock Repurchase Plan.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	July 29, 2022	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 29, 2022	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |70