Form 10-Q
period 2022-09-30
SOUTHSIDE BANCSHARES INC
filed 2022-10-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 27, 2022 was 32,105,020 shares.

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

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Cash and due from banks	$110,620	$91,120
Interest earning deposits	3,476	110,633
Federal funds sold	81,031	—
Total cash and cash equivalents	195,127	201,753
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,592,891 and $2,655,594, respectively)	1,424,562	2,764,325
Securities HTM (estimated fair value of $943,322 and $95,235, respectively)	1,151,205	90,780
FHLB stock, at cost	12,887	14,375
Equity investments	11,052	11,841
Loans held for sale	421	1,684
Loans:
Loans	4,063,495	3,645,162
Less: Allowance for loan losses	(36,506)	(35,273)
Net loans	4,026,989	3,609,889
Premises and equipment, net	142,653	142,509
Operating lease ROU assets	15,610	15,073
Goodwill	201,116	201,116
Other intangible assets, net	5,137	6,895
Interest receivable	32,914	39,145
Deferred tax asset, net	45,991	—
Unsettled issuances of brokered CDs	28,481	—
BOLI	133,394	131,232
Other assets	26,208	28,985
Total assets	$7,453,747	$7,259,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,759,959	$1,644,775
Interest bearing	4,421,200	4,077,552
Total deposits	6,181,159	5,722,327
Other borrowings	74,721	23,219
FHLB borrowings	243,531	344,038
Subordinated notes, net of unamortized debt issuance costs	98,639	98,534
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,264	60,260
Deferred tax liability, net	—	17,808
Unsettled trades to purchase securities	—	18,995
Operating lease liabilities	17,337	16,676
Other liabilities	70,460	45,573
Total liabilities	6,746,111	6,347,430

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 37,991,729 shares issued at September 30, 2022 and 37,968,969 shares issued at December 31, 2021)	47,490	47,461
Paid-in capital	783,803	780,501
Retained earnings	224,142	179,813
Treasury stock: (shares at cost, 5,864,774 at September 30, 2022 and 5,616,917 at December 31, 2021)	(167,109)	(155,308)
AOCI	(180,690)	59,705
Total shareholders’ equity	707,636	912,172
Total liabilities and shareholders’ equity	$7,453,747	$7,259,602
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$45,257	$37,034	$118,489	$108,792
Taxable investment securities	4,896	3,853	14,136	9,097
Tax-exempt investment securities	11,482	9,649	32,306	27,787
MBS	4,770	4,405	12,025	15,140
FHLB stock and equity investments	101	111	291	355
Other interest earning assets	374	24	606	56
Total interest income	66,880	55,076	177,853	161,227
Interest expense:
Deposits	7,887	2,234	15,388	7,170
FHLB borrowings	1,078	1,865	1,668	5,590
Subordinated notes	1,004	2,417	3,002	7,235
Trust preferred subordinated debentures	669	345	1,496	1,045
Other borrowings	727	9	800	31
Total interest expense	11,365	6,870	22,354	21,071
Net interest income	55,515	48,206	155,499	140,156
Provision for (reversal of) credit losses	1,494	(5,071)	1,155	(13,543)
Net interest income after provision for credit losses	54,021	53,277	154,344	153,699
Noninterest income:
Deposit services	6,241	6,779	19,365	19,513
Net gain (loss) on sale of securities AFS	(99)	1,381	(3,819)	3,399
Gain on sale of loans	109	299	495	1,285
Trust fees	1,407	1,494	4,421	4,373
BOLI	720	637	2,131	1,908
Brokerage services	701	846	2,608	2,476
Other	1,190	1,333	4,890	4,371
Total noninterest income	10,269	12,769	30,091	37,325
Noninterest expense:
Salaries and employee benefits	21,368	19,777	61,666	59,825
Net occupancy	3,847	3,532	11,157	10,698
Advertising, travel & entertainment	789	579	2,242	1,491
ATM expense	317	311	954	821
Professional fees	1,412	1,135	3,486	3,166
Software and data processing	1,736	1,503	5,106	4,221
Communications	497	552	1,509	1,689
FDIC insurance	485	454	1,434	1,343
Amortization of intangibles	550	695	1,758	2,191
Loss on redemption of subordinated notes	—	1,118	—	1,118
Other	2,463	2,107	7,453	7,133
Total noninterest expense	33,464	31,763	96,765	93,696
Income before income tax expense	30,826	34,283	87,670	97,328
Income tax expense	3,875	4,977	10,318	12,614
Net income	$26,951	$29,306	$77,352	$84,714

Earnings per common share – basic	$0.84	$0.90	$2.40	$2.60
Earnings per common share – diluted	$0.84	$0.90	$2.39	$2.59
Cash dividends paid per common share	$0.34	$0.33	$1.02	$0.98
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$26,951	$29,306	$77,352	$84,714
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(61,354)	(27,714)	(256,778)	(43,527)
Change in net unrealized loss on securities transferred from AFS to HTM	(6,367)	—	(97,871)	—
Reclassification adjustment for amortization related to AFS and HTM debt securities	1,396	312	2,949	1,118
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	99	(1,381)	3,819	(3,399)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	15,226	377	42,819	8,296
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(1,572)	1,617	94	4,784
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	224	316	671	948
Other comprehensive income (loss), before tax	(52,348)	(26,473)	(304,297)	(31,780)
Income tax (expense) benefit related to items of other comprehensive income (loss)	10,993	5,560	63,902	6,674
Other comprehensive income (loss), net of tax	(41,355)	(20,913)	(240,395)	(25,106)
Comprehensive income (loss)	$(14,404)	$8,393	$(163,043)	$59,608

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
Net income	—	—	24,996	—	—	24,996
Other comprehensive income (loss)	—	—	—	—	(139,976)	(139,976)
Issuance of common stock for dividend reinvestment plan (7,671 shares)	10	312	—	—	—	322
Purchase of common stock (82,285 shares)	—	—	—	(3,358)	—	(3,358)
Stock compensation expense	—	819	—	—	—	819
Net issuance of common stock under employee stock plans (16,551 shares)	—	182	(67)	154	—	269
Cash dividends paid on common stock ($0.34 per share)	—	—	(11,003)	—	—	(11,003)
Balance at March 31, 2022	47,471	781,814	193,739	(158,512)	(80,271)	784,241
Net income	—	—	25,405	—	—	25,405
Other comprehensive income (loss)	—	—	—	—	(59,064)	(59,064)
Issuance of common stock for dividend reinvestment plan (7,717 shares)	10	303	—	—	—	313
Purchase of common stock (223,901 shares)	—	—	—	(8,842)	—	(8,842)
Stock compensation expense	—	847	—	—	—	847
Net issuance of common stock under employee stock plans (30,162 shares)	—	(453)	(67)	308	—	(212)
Cash dividends paid on common stock ($0.34 per share)	—	—	(10,906)	—	—	(10,906)
Balance at June 30, 2022	47,481	782,511	208,171	(167,046)	(139,335)	731,782
Net income	—	—	26,951	—	—	26,951
Other comprehensive loss	—	—	—	—	(41,355)	(41,355)
Issuance of common stock for dividend reinvestment plan (7,372 shares)	9	269	—	—	—	278
Purchase of common stock (8,613 shares)	—	—	—	(309)	—	(309)
Stock compensation expense	—	760	—	—	—	760
Net issuance of common stock under employee stock plans (20,229 shares)	—	263	(61)	246	—	448
Cash dividends paid on common stock ($0.34 per share)	—	—	(10,919)	—	—	(10,919)
Balance at September 30, 2022	$47,490	$783,803	$224,142	$(167,109)	$(180,690)	$707,636

Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,419	$771,511	$111,208	$(123,921)	$69,080	$875,297
Net income	—	—	34,091	—	—	34,091
Other comprehensive income (loss)	—	—	—	—	(29,494)	(29,494)
Issuance of common stock for dividend reinvestment plan (8,918 shares)	11	321	—	—	—	332
Purchase of common stock (427,396 shares)	—	—	—	(15,213)	—	(15,213)
Stock compensation expense	—	674	—	—	—	674
Net issuance of common stock under employee stock plans (126,260 shares)	—	2,309	(41)	1,118	—	3,386
Cash dividends paid on common stock ($0.32 per share)	—	—	(10,476)	—	—	(10,476)
Balance at March 31, 2021	47,430	774,815	134,782	(138,016)	39,586	858,597
Net income	—	—	21,317	—	—	21,317
Other comprehensive income	—	—	—	—	25,301	25,301
Issuance of common stock for dividend reinvestment plan (7,780 shares)	9	321	—	—	—	330
Purchase of common stock (90,884 shares)	—	—	—	(3,497)	—	(3,497)
Stock compensation expense	—	686	—	—	—	686
Net issuance of common stock under employee stock plans (99,217 shares)	—	1,591	(47)	897	—	2,441
Cash dividends paid on common stock ($0.33 per share)	—	—	(10,775)	—	—	(10,775)
Balance at June 30, 2021	47,439	777,413	145,277	(140,616)	64,887	894,400
Net income	—	—	29,306	—	—	29,306
Other comprehensive income	—	—	—	—	(20,913)	(20,913)
Issuance of common stock for dividend reinvestment plan (8,631 shares)	11	313	—	—	—	324
Purchase of common stock (420,204 shares)	—	—	—	(15,438)	—	(15,438)
Stock compensation expense	—	829	—	—	—	829
Net issuance of common stock under employee stock plans (9,426 shares)	—	45	(68)	87	—	64
Cash dividends paid on common stock ($0.33 per share)	—	—	(10,706)	—	—	(10,706)
Balance at September 30, 2021	$47,450	$778,600	$163,809	$(155,967)	$43,974	$877,866

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$77,352	$84,714
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	8,332	8,634
Securities premium amortization (discount accretion), net	13,861	17,709
Loan (discount accretion) premium amortization, net	(267)	(649)
Provision for (reversal of) credit losses	1,155	(13,543)
Stock compensation expense	2,426	2,189
Deferred tax expense (benefit)	103	3,612
Net (gain) loss on sale of AFS securities	3,819	(3,399)
Loss on impairment of investments	38	—
Net loss on premises and equipment	435	315
Gross proceeds from sales of loans held for sale	20,195	36,961
Gross originations of loans held for sale	(18,932)	(34,397)
Net (gain) loss on OREO	(12)	(180)
Loss on redemption of subordinated notes	—	1,118
Net change in:
Interest receivable	6,231	9,611
Other assets	76,432	(2,803)
Interest payable	925	(1,223)
Other liabilities	16,271	19,981
Net cash provided by (used in) operating activities	208,364	128,650

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(697,393)	(569,807)
Sales	460,765	104,728
Maturities, calls and principal repayments	98,046	243,507
Securities HTM:
Purchases	(1,632)	—
Maturities, calls and principal repayments	11,020	16,602
Proceeds from redemption of FHLB stock and equity investments	26,623	19,240
Purchases of FHLB stock and equity investments	(24,346)	(21,113)
Net loan paydowns (originations)	(418,546)	9,314
Purchases of premises and equipment	(8,370)	(6,491)
Purchases of BOLI	—	(13,000)
Proceeds from sales of premises and equipment	1,365	1,853
Net proceeds from sales of OREO	34	797
Proceeds from sales of repossessed assets	47	247
Net cash provided by (used in) investing activities	(552,387)	(214,123)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2022	2021
FINANCING ACTIVITIES:
Net change in deposits	430,321	399,303
Net change in other borrowings	51,502	(2,448)
Proceeds from FHLB borrowings	2,501,000	11,648,180
Repayment of FHLB borrowings	(2,601,507)	(11,821,503)
Net proceeds from issuance of subordinated notes	—	(95)
Redemption of subordinated notes	—	(100,011)
Proceeds from stock option exercises	912	6,108
Cash paid to tax authority related to tax withholding on share-based awards	(407)	(217)
Purchase of common stock	(12,509)	(34,148)
Proceeds from the issuance of common stock for dividend reinvestment plan	913	986
Cash dividends paid	(32,828)	(31,957)
Net cash provided by (used in) financing activities	337,397	64,198

Net increase (decrease) in cash and cash equivalents	(6,626)	(21,275)
Cash and cash equivalents at beginning of period	201,753	108,408
Cash and cash equivalents at end of period	$195,127	$87,133

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$21,428	$22,295
Income taxes paid	$8,200	$8,750

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$266	$740
Transfer of AFS to HTM securities	$1,166,550	$—
Unsettled trades to purchase securities	$—	$4,433
Unsettled issuances of brokered CDs	$28,481	$—

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
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. Additionally, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. We established an officer level committee to guide our transition from LIBOR in October 2019 and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure, and note that we have the option to have certain of our interest rate swaps fall back to an adjusted SOFR index. Additionally, we anticipate the trust preferred subordinated debentures will transition to a SOFR index once the Federal Reserve completes the relevant rule. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We are evaluating existing systems and have begun offering alternative rates. We are no longer offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.
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
Southside Bancshares, Inc. |10

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

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and Diluted Earnings:
Net income	$26,951	$29,306	$77,352	$84,714
Basic weighted-average shares outstanding	32,112	32,465	32,195	32,641
Add: Stock awards	109	91	146	118
Diluted weighted-average shares outstanding	32,221	32,556	32,341	32,759
Basic earnings per share:
Net income	$0.84	$0.90	$2.40	$2.60
Diluted earnings per share:
Net income	$0.84	$0.90	$2.39	$2.59
For the three months ended September 30, 2022, there were approximately 22,000 anti-dilutive shares. For the nine months ended September 30, 2022, there were no anti-dilutive shares. For the three and nine months ended September 30, 2021, there were approximately 462,000 and 288,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. |11

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(137,792)	$21,857	$(23,400)	$(139,335)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(67,721)	15,226	—	(52,495)
Reclassification adjustments included in net income	1,495	(1,572)	224	147
Income tax (expense) benefit	13,908	(2,868)	(47)	10,993
Net current-period other comprehensive income (loss), net of tax	(52,318)	10,786	177	(41,355)
Ending balance, net of tax	$(190,110)	$32,643	$(23,223)	$(180,690)

	Nine Months Ended September 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(354,649)	42,819	—	(311,830)
Reclassification adjustments included in net income	6,768	94	671	7,533
Income tax (expense) benefit	73,055	(9,013)	(140)	63,902
Net current-period other comprehensive income (loss), net of tax	(274,826)	33,900	531	(240,395)
Ending balance, net of tax	$(190,110)	$32,643	$(23,223)	$(180,690)

Southside Bancshares, Inc. |12

	Three Months Ended September 30, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$102,628	$(8,334)	$(29,407)	$64,887
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(27,714)	377	—	(27,337)
Reclassification adjustments included in net income	(1,069)	1,617	316	864
Income tax (expense) benefit	6,045	(418)	(67)	5,560
Net current-period other comprehensive income (loss), net of tax	(22,738)	1,576	249	(20,913)
Ending balance, net of tax	$79,890	$(6,758)	$(29,158)	$43,974

	Nine Months Ended September 30, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(43,527)	8,296	—	(35,231)
Reclassification adjustments included in net income	(2,281)	4,784	948	3,451
Income tax (expense) benefit	9,620	(2,747)	(199)	6,674
Net current-period other comprehensive income (loss), net of tax	(36,188)	10,333	749	(25,106)
Ending balance, net of tax	$79,890	$(6,758)	$(29,158)	$43,974
Southside Bancshares, Inc. |13

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(1,396)	$(312)	$(2,949)	$(1,118)
Tax benefit	293	66	619	235
Net of tax	(1,103)	(246)	(2,330)	(883)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(99)	1,381	(3,819)	3,399
Tax (expense) benefit	21	(290)	802	(714)
Net of tax	(78)	1,091	(3,017)	2,685

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	1,572	(1,617)	(94)	(4,784)
Tax benefit	(330)	340	20	1,005
Net of tax	1,242	(1,277)	(74)	(3,779)

Amortization of pension plan:
Net actuarial loss (4)	(224)	(316)	(671)	(948)
Tax benefit	47	67	140	199
Net of tax	(177)	(249)	(531)	(749)
Total reclassifications for the period, net of tax	$(116)	$(681)	$(5,952)	$(2,726)
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
Southside Bancshares, Inc. |14

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of September 30, 2022 and December 31, 2021 are reflected in the tables below (in thousands):

	September 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,186,010	$26	$147,704	$1,038,332
Corporate bonds and other	60,144	67	2,794	57,417
MBS: (1)
Residential	337,189	263	17,084	320,368
Commercial	9,548	—	1,103	8,445
Total	$1,592,891	$356	$168,685	$1,424,562

HELD TO MATURITY
Investment securities:
State and political subdivisions	$918,216	$—	$190,841	$727,375
Corporate bonds and other	95,458	—	6,077	89,381
MBS: (1)
Residential	94,539	22	8,383	86,178
Commercial	42,992	—	2,604	40,388
Total	$1,151,205	$22	$207,905	$943,322

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$58,084	$843	$50	$58,877
State and political subdivisions	1,962,257	93,893	4,214	2,051,936
Corporate bonds and other	133,333	2,408	209	135,532
MBS: (1)
Residential	411,727	14,895	272	426,350
Commercial	90,193	1,642	205	91,630
Total	$2,655,594	$113,681	$4,950	$2,764,325

HELD TO MATURITY
Investment securities:
State and political subdivisions	$788	$3	$—	$791
MBS: (1)
Residential	38,644	2,103	—	40,747
Commercial	51,348	2,349	—	53,697
Total	$90,780	$4,455	$—	$95,235
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We transferred securities from AFS to HTM with an estimated fair value of $1.07 billion during the nine months ended September 30, 2022. There were no securities transferred from AFS to HTM during the year ended December 31, 2021. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $96.2 million ($76.0 million, net of tax) at September 30, 2022 and $1.5 million ($1.2 million, net of tax) at December 31, 2021. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. We transferred these securities
Southside Bancshares, Inc. |15

due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $1.58 billion and $1.61 billion were pledged as of September 30, 2022 and December 31, 2021, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of September 30, 2022 and December 31, 2021, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$1,026,787	$146,634	$3,862	$1,070	$1,030,649	$147,704
Corporate bonds and other	53,381	2,794	—	—	53,381	2,794
MBS:
Residential	307,521	17,084	—	—	307,521	17,084
Commercial	5,666	344	2,779	759	8,445	1,103
Total	$1,393,355	$166,856	$6,641	$1,829	$1,399,996	$168,685

HELD TO MATURITY
Investment securities:
State and political subdivisions	$644,238	$161,326	$83,137	$29,515	$727,375	$190,841
Corporate bonds and other	87,630	5,939	1,751	138	89,381	6,077
MBS:
Residential	81,422	7,809	3,935	574	85,357	8,383
Commercial	40,388	2,604	—	—	40,388	2,604
Total	$853,678	$177,678	$88,823	$30,227	$942,501	$207,905

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$9,947	$50	$—	$—	$9,947	$50
State and political subdivisions	260,509	3,622	7,608	592	268,117	4,214
Corporate bonds and other	35,597	209	—	—	35,597	209
MBS:
Residential	1,225	3	5,168	269	6,393	272
Commercial	4,274	7	4,674	198	8,948	205
Total	$311,552	$3,891	$17,450	$1,059	$329,002	$4,950

For those AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we recognize the loss in earnings. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit-related factors, using both qualitative and quantitative criteria. Determining the allowance under the credit loss method requires the use of a discounted cash flow method to assess the credit losses. Any credit-related impairment will be recognized in allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Noncredit-related temporary impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.
Southside Bancshares, Inc. |16

As of September 30, 2022 and December 31, 2021, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At September 30, 2022, we had 811 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of highly rated investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. Due to a relatively small number of HTM securities in our portfolio as of September 30, 2022 and 2021, we elected to use the specific identification method to model these securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates with a long history of no credit losses, no credit loss should be recognized for these securities for the three and nine months ended September 30, 2022 or 2021.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2022, accrued interest receivable on AFS and HTM debt securities totaled $11.8 million and $6.3 million, respectively. As of December 31, 2021, accrued interest receivable on AFS and HTM debt securities totaled $25.6 million and $244,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2022 or December 31, 2021.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
U.S. Treasury	$44	$182
State and political subdivisions	14,666	12,223
Corporate bonds and other	1,668	1,097
MBS	4,770	4,405
Total interest income on securities	$21,148	$17,907

	Nine Months Ended September 30,
	2022	2021
U.S. Treasury	$271	$388
State and political subdivisions	41,786	33,568
Corporate bonds and other	4,385	2,928
MBS	12,025	15,140
Total interest income on securities	$58,467	$52,024

There was a $3.8 million net realized loss from the sale of AFS securities for the nine months ended September 30, 2022, which consisted of $4.4 million in realized losses and $584,000 in realized gains.  There was a $3.4 million net realized gain from the sale of AFS securities for the nine months ended September 30, 2021, which consisted of $3.5 million in realized gains and $71,000 in realized losses. There were no sales from the HTM portfolio during the nine months ended September 30, 2022 or 2021.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |17

The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2022, are presented below by contractual maturity (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$528	$529
Due after one year through five years	21,668	21,154
Due after five years through ten years	96,779	93,415
Due after ten years	1,127,179	980,651
	1,246,154	1,095,749
MBS:	346,737	328,813
Total	$1,592,891	$1,424,562

	September 30, 2022
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$125	$123
Due after one year through five years	1,039	1,016
Due after five years through ten years	100,463	94,140
Due after ten years	912,047	721,477
	1,013,674	816,756
MBS:	137,531	126,566
Total	$1,151,205	$943,322

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2022 and December 31, 2021, we had equity investments recorded in our consolidated balance sheets of $11.1 million and $11.8 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity investments	$(230)	$(28)	$(696)	$(118)
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(230)	$(28)	$(696)	$(118)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2022.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2022, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate loans:
Construction	$554,345	$447,860
1-4 family residential	646,692	651,140
Commercial	1,901,921	1,598,172
Commercial loans	433,538	418,998
Municipal loans	449,219	443,078
Loans to individuals	77,780	85,914
Total loans	4,063,495	3,645,162
Less: Allowance for loan losses	36,506	35,273
Net loans	$4,026,989	$3,609,889

Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at September 30, 2022 and December 31, 2021 of $306,000 and $31.0 million, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2022 consisted of $1.57 billion of owner and non-owner occupied real estate, $307.1 million of loans secured by multi-family properties and $24.8 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$127,074	$200,310	$40,301	$9,256	$1,918	$6,813	$165,829	$551,501
Pass watch	—	—	—	—	—	—	—	—
Special mention	1,830	305	—	—	—	—	—	2,135
Substandard	—	—	—	389	45	229	—	663
Doubtful	—	46	—	—	—	—	—	46
Total construction real estate	$128,904	$200,661	$40,301	$9,645	$1,963	$7,042	$165,829	$554,345

1-4 family residential real estate:
Pass	$91,723	$127,248	$112,796	$68,045	$37,349	$202,116	$2,190	$641,467
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	80	—	1,414	—	—	1,494
Substandard	4	—	396	160	184	2,531	42	3,317
Doubtful	—	—	—	—	178	236	—	414
Total 1-4 family residential real estate	$91,727	$127,248	$113,272	$68,205	$39,125	$204,883	$2,232	$646,692

Commercial real estate:
Pass	$664,538	$579,040	$170,699	$138,748	$56,168	$241,718	$11,944	$1,862,855
Pass watch	—	9,434	—	—	—	1,771	—	11,205
Special mention	—	—	1,844	333	116	1,898	—	4,191
Substandard	596	—	285	14,699	263	7,620	—	23,463
Doubtful	—	—	—	78	—	129	—	207
Total commercial real estate	$665,134	$588,474	$172,828	$153,858	$56,547	$253,136	$11,944	$1,901,921

Commercial loans:
Pass	$105,247	$76,210	$20,852	$9,369	$5,792	$3,680	$164,967	$386,117
Pass watch	217	6	—	247	—	—	27,452	27,922
Special mention	—	5,183	34	—	307	—	12,742	18,266
Substandard	—	16	72	122	37	9	74	330
Doubtful	68	328	17	195	240	55	—	903
Total commercial loans	$105,532	$81,743	$20,975	$9,933	$6,376	$3,744	$205,235	$433,538

Municipal loans:
Pass	$49,215	$75,567	$58,288	$56,151	$26,141	$183,857	$—	$449,219
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$49,215	$75,567	$58,288	$56,151	$26,141	$183,857	$—	$449,219

Loans to individuals:
Pass	$25,795	$24,290	$15,004	$6,515	$1,994	$1,285	$2,838	$77,721
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	10	40	4	1	56
Doubtful	—	—	—	—	—	3	—	3
Total loans to individuals	$25,795	$24,291	$15,004	$6,525	$2,034	$1,292	$2,839	$77,780
Total loans	$1,066,307	$1,097,984	$420,668	$304,317	$132,186	$653,954	$388,079	$4,063,495
Southside Bancshares, Inc. |21

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$179,521	$82,862	$38,788	$5,666	$2,126	$6,080	$132,592	$447,635
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	175	—	175
Doubtful	—	—	—	50	—	—	—	50
Total construction real estate	$179,521	$82,862	$38,788	$5,716	$2,126	$6,255	$132,592	$447,860

1-4 family residential real estate:
Pass	$141,058	$129,681	$81,607	$47,566	$34,236	$209,470	$2,238	$645,856
Pass watch	—	—	—	—	—	777	—	777
Special mention	—	82	—	—	—	—	—	82
Substandard	57	403	55	—	295	3,257	88	4,155
Doubtful	—	—	—	—	—	270	—	270
Total 1-4 family residential real estate	$141,115	$130,166	$81,662	$47,566	$34,531	$213,774	$2,326	$651,140

Commercial real estate:
Pass	$648,002	$207,370	$209,923	$114,788	$143,350	$209,368	$7,566	$1,540,367
Pass watch	21,669	—	2,163	3,074	374	—	—	27,280
Special mention	—	2,062	2,217	119	163	1,877	—	6,438
Substandard	3,299	667	10,830	1,480	—	7,691	—	23,967
Doubtful	—	—	—	—	—	120	—	120
Total commercial real estate	$672,970	$210,099	$225,133	$119,461	$143,887	$219,056	$7,566	$1,598,172

Commercial loans:
Pass	$140,628	$51,866	$24,688	$13,204	$2,516	$4,062	$178,263	$415,227
Pass watch	—	—	280	22	—	—	—	302
Special mention	—	57	78	363	—	157	—	655
Substandard	—	283	296	174	16	—	1,457	2,226
Doubtful	7	26	124	359	—	72	—	588
Total commercial loans	$140,635	$52,232	$25,466	$14,122	$2,532	$4,291	$179,720	$418,998

Municipal loans:
Pass	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078

Loans to individuals:
Pass	$40,252	$24,028	$11,813	$4,121	$1,684	$849	$3,052	$85,799
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	36	—	—	—	36
Substandard	—	1	24	4	23	10	2	64
Doubtful	—	—	1	7	3	4	—	15
Total loans to individuals	$40,252	$24,029	$11,838	$4,168	$1,710	$863	$3,054	$85,914
Total loans	$1,254,660	$564,191	$444,235	$220,201	$241,060	$595,557	$325,258	$3,645,162
Watchlisted loans reported as 2022 originations as of September 30, 2022 and watchlisted loans reported as 2021 originations as of December 31, 2021 were, for the majority, first originated in various years prior to 2022 and 2021, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$160	$410	$46	$616	$553,729	$554,345
1-4 family residential	1,367	547	516	2,430	644,262	646,692
Commercial	243	422	—	665	1,901,256	1,901,921
Commercial loans	1,094	794	434	2,322	431,216	433,538
Municipal loans	—	—	—	—	449,219	449,219
Loans to individuals	208	—	—	208	77,572	77,780
Total	$3,072	$2,173	$996	$6,241	$4,057,254	$4,063,495

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$82	$58	$—	$140	$447,720	$447,860
1-4 family residential	3,226	606	227	4,059	647,081	651,140
Commercial	1,191	—	99	1,290	1,596,882	1,598,172
Commercial loans	1,523	251	537	2,311	416,687	418,998
Municipal loans	170	—	—	170	442,908	443,078
Loans to individuals	315	41	8	364	85,550	85,914
Total	$6,507	$956	$871	$8,334	$3,636,828	$3,645,162

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Construction	$77	$57
1-4 family residential	1,183	969
Commercial	696	668
Commercial loans	1,071	815
Loans to individuals	12	27
Total nonaccrual loans (1)	3,039	2,536

Accruing loans past due more than 90 days	—	—
TDR loans	8,481	9,073
OREO	162	—
Repossessed assets	35	—
Total nonperforming assets	$11,717	$11,609

(1)    Includes $950,000 and $1.1 million of TDR loans as of September 30, 2022 and December 31, 2021, respectively.

We reversed $10,000 and $33,000 of interest income on nonaccrual loans during the three and nine months ended September 30, 2022, and $5,000 and $13,000 for the three and nine months ended September 30, 2021, respectively. We had $1.0 million and $1.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2022 and December 31, 2021, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2022 and December 31, 2021, we had $8.7 million and $8.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $171,000 and $21,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2022 and December 31, 2021, respectively.
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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	Nine Months Ended September 30, 2022
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$307	$307	4
Commercial loans	—	—	5	5	1
Loans to individuals	—	—	9	9	2
Total	$—	$—	$321	$321	7

	Three Months Ended September 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$219	$219	3
Commercial	—	—	453	453	1
Total	$—	$—	$672	$672	4

	Nine Months Ended September 30, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$344	$344	5
Commercial	—	—	453	453	1
Commercial loans	—	16	94	110	3
Total	$—	$16	$891	$907	9

There were no TDRs restructured during the three months ended September 30, 2022.
Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the nine months ended September 30, 2022 and 2021 were not significant.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. As of September 30, 2022 and 2021, the amount of TDRs in default was not significant. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented. At September 30, 2022 and 2021, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.

Southside Bancshares, Inc. |25

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,399	$2,024	$27,221	$2,558	$46	$201	$35,449
Loans charged-off	—	(66)	—	(192)	—	(428)	(686)
Recoveries of loans charged-off	—	4	—	139	—	306	449
Net loans (charged-off) recovered	—	(62)	—	(53)	—	(122)	(237)
Provision for (reversal of) loan losses	136	44	1,273	(272)	(2)	115	1,294
Balance at end of period	$3,535	$2,006	$28,494	$2,233	$44	$194	$36,506

	Nine Months Ended September 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	(66)	—	(369)	—	(1,285)	(1,720)
Recoveries of loans charged-off	1	96	81	469	—	858	1,505
Net loans (charged-off) recovered	1	30	81	100	—	(427)	(215)
Provision for (reversal of) loan losses	(253)	110	1,433	(264)	(3)	425	1,448
Balance at end of period	$3,535	$2,006	$28,494	$2,233	$44	$194	$36,506

	Three Months Ended September 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$8,018	$2,520	$28,930	$3,097	$47	$301	$42,913
Loans charged-off	—	(35)	—	(508)	—	(397)	(940)
Recoveries of loans charged-off	1	4	12	74	—	346	437
Net loans (charged-off) recovered	1	(31)	12	(434)	—	(51)	(503)
Provision for (reversal of) loan losses	(3,036)	(543)	(684)	(103)	(1)	(21)	(4,388)
Balance at end of period	$4,983	$1,946	$28,258	$2,560	$46	$229	$38,022
Southside Bancshares, Inc. |26

	Nine Months Ended September 30, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(136)	—	(943)	—	(1,183)	(2,262)
Recoveries of loans charged-off	2	71	13	535	—	904	1,525
Net loans (charged-off) recovered	2	(65)	13	(408)	—	(279)	(737)
Provision for (reversal of) loan losses	(1,509)	(259)	(7,464)	(1,139)	—	124	(10,247)
Balance at end of period	$4,983	$1,946	$28,258	$2,560	$46	$229	$38,022

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the accrued interest on our loan portfolio was $14.8 million and $13.3 million, respectively.

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2022	December 31, 2021
Other borrowings:
Balance at end of period	$74,721	$23,219
Average amount outstanding during the period (1)	62,814	22,257
Maximum amount outstanding during the period (2)	248,592	24,549
Weighted average interest rate during the period (3)	1.7%	0.2%
Interest rate at end of period (4)	2.1%	0.2%

FHLB borrowings:
Balance at end of period	$243,531	$344,038
Average amount outstanding during the period (1)	117,724	665,384
Maximum amount outstanding during the period (2)	423,645	723,584
Weighted average interest rate during the period (3)	1.9%	1.1%
Interest rate at end of period (5)	3.1%	1.3%
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
(4)Stated rate.
(5)As of December 31, 2021, the interest rate on the FHLB borrowings includes the effect of interest rate swaps.

Southside Bancshares, Inc. |27

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2022 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$72,021	$2,700	$—	$—	$—	$—	$74,721
FHLB borrowings	240,702	733	764	582	401	349	243,531
Total obligations	$312,723	$3,433	$764	$582	$401	$349	$318,252

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2022 or December 31, 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At September 30, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $505.8 million. There were $34.0 million in borrowings from the FRDW at September 30, 2022. There were no borrowings from the FRDW at December 31, 2021. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2022, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $40.7 million at September 30, 2022 and $23.2 million at December 31, 2021, and had maturities of less than 1.4 years.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 2.73% to 4.799% and with remaining maturities of 6 days to 5.8 years at September 30, 2022.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At September 30, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.62 billion, net of FHLB stock purchases required.

Southside Bancshares, Inc. |28

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,639	$98,534
Total Subordinated notes	98,639	98,534
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,572	20,568
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,264	60,260
Total Long-term debt	$158,903	$158,794

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.4 million at September 30, 2022 and $1.5 million at December 31, 2021.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $47,000 at September 30, 2022 and $51,000 at December 31, 2021.

As of September 30, 2022, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. |29

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2022	2021	2022	2021	2022	2021
Interest cost	$685	$642	$25	$23	$144	$130
Expected return on assets	(1,461)	(1,355)	(58)	(53)	—	—
Net loss amortization	160	251	—	1	64	64
Net periodic benefit cost (income)	$(616)	$(462)	$(33)	$(29)	$208	$194

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Defined Benefit Pension Plan Acquired		Restoration Plan
	2022	2021	2022	2021	2022	2021
Interest cost	$2,056	$1,927	$76	$69	$433	$390
Expected return on assets	(4,384)	(4,065)	(174)	(158)	—	—
Net loss amortization	480	752	—	4	191	192
Net periodic benefit cost (income)	$(1,848)	$(1,386)	$(98)	$(85)	$624	$582

At June 30, 2021, we updated our expected long-term rate of return on plan assets for the Retirement Plan and the Acquired Retirement Plan from 6.50% to 6.125%. This assumption is reviewed, at a minimum, on an annual basis.
The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $671,000 and $948,000 for the nine months ended September 30, 2022 and 2021, respectively.

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
During the second and third quarters of 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2022, hedged securities with a carrying amount of $708.9 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings.
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
At September 30, 2022, net derivative asset included $81.0 million of cash collateral received from counterparties under master netting agreements. At December 31, 2021, net derivative liabilities included $12.8 million, of cash collateral held by counterparties subject to master netting agreements.
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

Southside Bancshares, Inc. |31

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$575,000	$41,320	$—	$605,000	$4,274	$5,866
Swaps-Fair Value Hedge-Financial institution counterparties	742,675	23,956	18	—	—	—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	229,199	22,804	—	214,379	545	13,412
Swaps-Customer counterparties	229,199	—	22,804	214,379	13,412	545
Gross derivatives		88,080	22,822		18,231	19,823
Offsetting derivative assets/liabilities		(18)	(18)		(4,819)	(4,819)
Cash collateral received/posted		(81,030)	—		—	(12,810)
Net derivatives included in the consolidated balance sheets (2)		$7,032	$22,804		$13,412	$2,194
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $7.0 million credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers at September 30, 2022. We had no credit exposure related to interest rate swaps with financial institutions and $13.4 million related to interest rate swaps with customers at December 31, 2021. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR or overnight SOFR rates in effect at September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$575,000	2.6	2.94%	1.13%	$605,000	3.2	0.13%	1.10%
Swaps-Fair Value hedge
Financial institution counterparties	742,675	6.5	2.58%	3.21%	—	—	—	—
Swaps-Non-hedging
Financial institution counterparties	229,199	9.1	3.37%	2.68%	214,379	10.3	0.47%	2.42%
Customer counterparties	229,199	9.1	2.68%	3.37%	214,379	10.3	2.42%	0.47%
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
Southside Bancshares, Inc. |33

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2022 and December 31, 2021.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2022 and December 31, 2021, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |34

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2022	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$1,038,332	$—	$1,038,332	$—
Corporate bonds and other	57,417	—	57,417	—
MBS: (1)
Residential	320,368	—	320,368	—
Commercial	8,445	—	8,445	—
Equity investments:
Equity investments	5,224	5,224	—	—
Derivative assets:
Interest rate swaps	88,080	—	88,080	—
Total asset recurring fair value measurements	$1,517,866	$5,224	$1,512,642	$—

Derivative liabilities:
Interest rate swaps	$22,822	$—	$22,822	$—
Total liability recurring fair value measurements	$22,822	$—	$22,822	$—

Nonrecurring fair value measurements
Foreclosed assets	$197	$—	$—	$197
Collateral-dependent loans (2)	8,224	—	—	8,224
Total asset nonrecurring fair value measurements	$8,421	$—	$—	$8,421
Southside Bancshares, Inc. |35

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$58,877	$58,877	$—	$—
State and political subdivisions	2,051,936	—	2,051,936	—
Corporate bonds and other	135,532	—	135,532	—
MBS: (1)
Residential	426,350	—	426,350	—
Commercial	91,630	—	91,630	—
Equity investments:
Equity investments	5,920	5,920	—	—
Derivative assets:
Interest rate swaps	18,231	—	18,231	—
Total asset recurring fair value measurements	$2,788,476	$64,797	$2,723,679	$—

Derivative liabilities:
Interest rate swaps	$19,823	$—	$19,823	$—
Total liability recurring fair value measurements	$19,823	$—	$19,823	$—

Nonrecurring fair value measurements
Collateral-dependent loans (2)	$8,458	$—	$—	$8,458
Total asset nonrecurring fair value measurements	$8,458	$—	$—	$8,458
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

Southside Bancshares, Inc. |37

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$195,127	$195,127	$195,127	$—	$—
Investment securities:
HTM, at carrying value	1,013,674	816,756	—	816,756	—
MBS:
HTM, at carrying value	137,531	126,566	—	126,566	—
FHLB stock, at cost	12,887	12,887	—	12,887	—
Equity investments	5,828	5,828	—	5,828	—
Loans, net of allowance for loan losses	4,026,989	3,793,430	—	—	3,793,430
Loans held for sale	421	421	—	421	—
Financial liabilities:
Deposits	$6,181,159	$6,126,861	$—	$6,126,861	$—
Other borrowings	74,721	74,721	—	74,721	—
FHLB borrowings	243,531	243,512	—	243,512	—
Subordinated notes, net of unamortized debt issuance costs	98,639	89,214	—	89,214	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,264	57,598	—	57,598	—

		Estimated Fair Value
December 31, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$201,753	$201,753	$201,753	$—	$—
Investment securities:
HTM, at carrying value	788	791	—	791	—
Mortgage-backed securities:
HTM, at carrying value	89,992	94,444	—	94,444	—
FHLB stock, at cost	14,375	14,375	—	14,375	—
Equity investments	5,921	5,921	—	5,921	—
Loans, net of allowance for loan losses	3,609,889	3,748,116	—	—	3,748,116
Loans held for sale	1,684	1,684	—	1,684	—
Financial liabilities:
Deposits	$5,722,327	$5,721,694	$—	$5,721,694	$—
Other borrowings	23,219	23,219	—	23,219	—
FHLB borrowings	344,038	346,604	—	346,604	—
Subordinated notes, net of unamortized debt issuance costs	98,534	98,642	—	98,642	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	48,480	—	48,480	—
Southside Bancshares, Inc. |38

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current income tax expense	$4,415	$3,387	$10,215	$9,002
Deferred income tax expense (benefit)	(540)	1,590	103	3,612
Income tax expense	$3,875	$4,977	$10,318	$12,614

The net deferred tax asset totaled $46.0 million at September 30, 2022 as compared to a net deferred tax liability of $17.8 million at December 31, 2021. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.  No valuation allowance was recorded at September 30, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2022 or December 31, 2021.
We recognized income tax expense of $3.9 million and $10.3 million, for an ETR of 12.6% and 11.8% for the three and nine months ended September 30, 2022, respectively, compared to income tax expense of $5.0 million and $12.6 million, for an ETR of 14.5% and 13.0%, for the three and nine months ended September 30, 2021, respectively. The lower ETR for the three and nine months ended September 30, 2022 was primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2021. The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2022 and 2021 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 or Texas state tax examinations by tax authorities for years before 2017.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Balance at beginning of period	$1,891	$3,773	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	200	(683)	(293)	(3,296)
Balance at end of period	$2,091	$3,090	$2,091	$3,090

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2022	December 31, 2021

Commitments to extend credit	$1,223,284	$1,053,002
Standby letters of credit	14,719	12,708
Total	$1,238,003	$1,065,710

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
Leases. During both the three and nine months ended September 30, 2022, there were $1.5 million operating lease ROU assets obtained in exchange for new operating lease liabilities. During the three and nine months ended September 30, 2021, there were $240,000 and $1.3 million, respectively, of operating lease ROU assets obtained in exchange for new operating lease liabilities, primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million.
Securities. In the normal course of business we buy and sell securities. At September 30, 2022, there were no unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2021, there were $19.0 million unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were $28.5 million unsettled issuances of brokered CDs at September 30, 2022. There were no unsettled issuances of brokered CDs at December 31, 2021.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |40

13.     Subsequent Events
Subsequent to September 30, 2022, on October 27, 2022, we purchased 21,935 shares of common stock at an average price of $33.37 pursuant to the Stock Repurchase Plan.
Subsequent to September 30, 2022, on October 4, 2022, we transferred municipal securities and corporate bonds with fair values of approximately $118.9 million and $56.9 million, respectively, to HTM. All transfers from AFS to HTM were at the fair market value on the date of transfer. There was no impact to the income statement as a result of these transfers.
Southside Bancshares, Inc. |41

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
•general (i) political conditions, including, without limitation, governmental action and uncertainty resulting from U.S. and global political trends and (ii) economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil and gas, credit or liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses, as well as the risk of an economic slowdown or recession;
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions to increase interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act, the discontinuation of interest rates based on LIBOR and other regulatory responses to economic conditions;
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
Southside Bancshares, Inc. |42

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
•credit risks of borrowers, including any increase in those risks due to changing economic conditions, inflation and interest rates;
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
•potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
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
Southside Bancshares, Inc. |43

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses - Loans and Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2021 Form 10-K. As of September 30, 2022, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |44

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

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income (GAAP)	$55,515	$48,206	$155,499	$140,156
Tax equivalent adjustments:
Loans	742	722	2,249	2,180
Tax-exempt investment securities	2,973	2,666	8,431	7,289
Net interest income (FTE) (1)	$59,230	$51,594	$166,179	$149,625

Average earning assets	$6,999,525	$6,467,545	$6,742,985	$6,368,906

Net interest margin	3.15%	2.96%	3.08%	2.94%
Net interest margin (FTE) (1)	3.36%	3.16%	3.29%	3.14%

Net interest spread	2.87%	2.79%	2.90%	2.77%
Net interest spread (FTE) (1)	3.08%	3.00%	3.11%	2.97%
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
Southside Bancshares, Inc. |45

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
Since the implementation of the PPP in 2020, we originated over $420 million of loans in this program, of which $306,000 were still outstanding as of September 30, 2022. Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19 related challenges.
We continue to monitor and assess the impacts of the COVID-19 pandemic on our employees and customers. The ongoing pandemic could continue to adversely impact the markets in which we operate and our business, operations and financial condition.
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity close to pre-pandemic levels. Increasing interest rates and high building costs have caused a slowdown in what was a robust single family housing market, however there continues to be a shortage of housing in several Texas markets. Worker shortages, especially in the restaurant, hospitality and retail industries, combined with supply chain disruptions impacting numerous industries and inflationary conditions, has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Despite these conditions, overall, Texas continues to experience economic growth due to company relocations and expansions, combined with overall population growth.
Operating Results
Net income decreased $2.4 million, or 8.0%, for the three months ended September 30, 2022, to $27.0 million compared to the same period in 2021. The decrease in net income was primarily a result of an increase in the provision for credit losses, a $2.5 million decrease in noninterest income and the $1.7 million increase in noninterest expense, partially offset by the $7.3 million increase in net interest income and the $1.1 million decrease in income tax expense. For the three months ended September 30, 2022, we recorded a provision for credit losses of $1.5 million, compared to a reversal of provision for credit losses of $5.1 million for the same period in 2021. Earnings per diluted common share decreased $0.06, or 6.7%, to $0.84 for the three months ended September 30, 2022, compared to $0.90 for the three months ended September 30, 2021.
During the nine months ended September 30, 2022, our net income decreased $7.4 million, or 8.7%, to $77.4 million from $84.7 million for the same period in 2021. The decrease in net income was largely driven by the increase in the provision for credit losses, the $7.2 million decrease in noninterest income, and the $3.1 million increase in noninterest expense, partially offset by the $15.3 million increase in net interest income and the $2.3 million decrease in income tax expense. For the nine months ended September 30, 2022, we recorded a provision for credit losses of $1.2 million compared to a reversal of provision for credit losses of $13.5 million for the same period in 2021. Earnings per diluted common share decreased $0.20, or 7.7%, to $2.39 for the nine months ended September 30, 2022, from $2.59 for the same period in 2021.
Southside Bancshares, Inc. |46

Financial Condition
Our total assets increased $194.1 million, or 2.7%, to $7.45 billion at September 30, 2022 from $7.26 billion at December 31, 2021. Our securities portfolio decreased by $279.3 million, or 9.8%, to $2.58 billion, compared to $2.86 billion at December 31, 2021. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the nine months ended September 30, 2022. Our FHLB stock decreased $1.5 million, or 10.4%, to $12.9 million from $14.4 million at December 31, 2021, due to the decline in our FHLB borrowings during the nine months ended September 30, 2022, reducing the amount of FHLB stock we are required to hold.
Loans at September 30, 2022 were $4.06 billion, an increase of $418.3 million, or 11.5%, compared to $3.65 billion at December 31, 2021. Our PPP loans, a component of the commercial loan category, decreased $30.7 million, or 99.0%, during the nine months ended September 30, 2022 due to forgiveness payments received for loans funded under the CARES Act. Excluding PPP loans, total loans increased $449.1 million, or 12.4%, due to increases of $303.7 million in commercial real estate loans, $106.5 million in construction loans, $45.3 million in commercial loans (excluding PPP loans) and $6.1 million in municipal loans. The increases were partially offset by decreases of $8.1 million in loans to individuals and $4.4 million in 1-4 family residential loans. Loans held for sale decreased $1.3 million, or 75.0%, to $421,000 at September 30, 2022 from $1.7 million at December 31, 2021.
Our nonperforming assets at September 30, 2022 increased $108,000, or 0.9%, to $11.7 million and represented 0.16% of total assets, compared to $11.6 million, or 0.16% of total assets, at December 31, 2021.  Nonaccruing loans increased $503,000, or 19.8%, to $3.0 million, and the ratio of nonaccruing loans to total loans remained at 0.07% for September 30, 2022 and December 31, 2021.  TDR loans were $8.5 million and $9.1 million at September 30, 2022 and December 31, 2021, respectively. There was $162,000 of OREO at September 30, 2022 and none at December 31, 2021.
Our deposits increased $458.8 million, or 8.0%, to $6.18 billion at September 30, 2022 from $5.72 billion at December 31, 2021. The increase was primarily due to the increase in our brokered deposits of $467.2 million, or 158.5%, associated with funding our cash flow hedge swaps in place of the FHLB advances to obtain lower cost funding.
Total FHLB borrowings decreased $100.5 million, or 29.2%, to $243.5 million at September 30, 2022 from $344.0 million at December 31, 2021.
Our total shareholders’ equity at September 30, 2022 decreased 22.4%, or $204.5 million, to $707.6 million, or 9.5% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The primary decrease in shareholders’ equity was the result of other comprehensive loss of $240.4 million, a direct result of the impact of rising interest rates on the AFS securities portfolio. Additional decreases to shareholders’ equity included cash dividends paid of $32.8 million and the repurchase of $12.5 million of our common stock. These decreases were partially offset by net income of $77.4 million, stock compensation expense of $2.4 million, common stock issued under our dividend reinvestment plan of $913,000 and net issuance of common stock under employee stock plans of $505,000.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, inflation risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |47

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
During the first quarter of 2022, we replaced $310 million of FHLB advances with lower cost brokered deposits as the funding source of our cash flow hedge swaps to lower this expense. Over the past two years, management used the significant increase in non-maturity deposits, net of brokered deposits, to reduce dependence on more interest rate sensitive wholesale funding. At September 30, 2022, the securities portfolio is currently funded primarily by non-maturity deposits with wholesale funding accounting for approximately 38% of the funding source, of which approximately 55% is swapped at a fixed rate, providing protection from rising interest rates.
We utilize wholesale funding and securities to enhance overall profitability by maximizing the use of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered funds market, FHLB and FRDW.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities.  Although U.S. agency MBS often carry lower yields than loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio decreased from $2.86 billion at December 31, 2021 to $2.58 billion at September 30, 2022. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, the composition of the securities portfolio continued to change as corporate bonds increased while the remaining categories in the portfolio decreased. The decrease in MBS was attributable to the sales of U.S. Agency MBS and regular principal payments, partially offset by MBS purchases during the second and third quarter. During the nine months ended September 30, 2022, we purchased $303 million in highly rated primarily Texas municipal securities, $41.2 million of which were taxable, $49.4 million in U.S. Treasury Notes, $320.3 million in MBS and $26.4 million in investment grade subordinated debt. Sales during the nine months ended September 30, 2022, included $107.5 million in U.S. Treasury Notes due to the rising rate environment, $28.1 million in municipal securities and $328.8 million in MBS to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the three and nine months ended September 30, 2022, resulted in a net realized loss of $99,000 and $3.8 million, respectively.
During the three and nine months ended September 30, 2022, management transferred to HTM, long duration AFS municipal securities with fair values of approximately $41.8 million and $916.7 million, respectively. Management also transferred to HTM, MBS with fair values of approximately $28.4 million and $56.7 million during the three and nine months ended September 30, 2022, respectively. Additionally, during the nine months ended September 30, 2022, management transferred to HTM, $95.3 million in corporate bonds. Long duration securities experience greater fair value volatility when interest rates either rise or fall. These transfers reduce any future volatility reflected in AOCI, resulting from unrealized gains or losses. These transfers were made to align the investment portfolio with the current balance sheet strategy, and management has the intent and ability to hold these securities to maturity.
At September 30, 2022, securities as a percentage of assets totaled 34.6%, compared to 39.3% at December 31, 2021, due to an increase in total assets of $194.1 million and the $279.3 million, or 9.8%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
Southside Bancshares, Inc. |48

During the second and third quarters of 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2022, hedged securities with a carrying amount of $708.9 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized gain of $23.9 million was recognized in other comprehensive income as of September 30, 2022 and there was no ineffective portion of these hedges.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and FRDW borrowings. Our FHLB borrowings decreased 29.2%, or $100.5 million, to $243.5 million at September 30, 2022 from $344.0 million at December 31, 2021.
For the nine months ended September 30, 2022, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 19.2%, from 11.8% at December 31, 2021, and 14.8% at September 30, 2021.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs increased $137.7 million, or 557.6%, from $24.7 million at December 31, 2021 to $162.4 million at September 30, 2022. At September 30, 2022, our brokered CDs had a weighted average cost of 239 basis points and remaining maturities of less than 7 months. Our brokered non-maturity deposits increased to $599.6 million at September 30, 2022, of which $575.0 million are related to our cash flow hedges, from $270.1 million at December 31, 2021, with a weighted average cost of 107 basis points and 91 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $1.10 billion, with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with most of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to three-month LIBOR or to one-month LIBOR. In connection with $575.0 million and $605.0 million of the agreements outstanding at September 30, 2022 and December 31, 2021, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.13% with a remaining average weighted maturity of 2.6 years at September 30, 2022. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |49

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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$45,257	$37,034	$118,489	$108,792
Taxable investment securities	4,896	3,853	14,136	9,097
Tax-exempt investment securities	11,482	9,649	32,306	27,787
MBS	4,770	4,405	12,025	15,140
FHLB stock and equity investments	101	111	291	355
Other interest earning assets	374	24	606	56
Total interest income	66,880	55,076	177,853	161,227
Interest expense:
Deposits	7,887	2,234	15,388	7,170
FHLB borrowings	1,078	1,865	1,668	5,590
Subordinated notes	1,004	2,417	3,002	7,235
Trust preferred subordinated debentures	669	345	1,496	1,045
Repurchase agreements	54	9	82	31
Other borrowings	673	—	718	—
Total interest expense	11,365	6,870	22,354	21,071
Net interest income	$55,515	$48,206	$155,499	$140,156

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the nine months ended September 30, 2022, the Federal Reserve increased the target federal funds rate by 300 basis points to 325 basis points and has indicated it anticipates additional rate increases during the remainder of 2022. The increase in the federal funds rate to date has increased our net interest income. However, as the federal funds rate increases further and the yield curve remains flat, it may be less beneficial to our net interest income.
Net interest income for the three months ended September 30, 2022 increased $7.3 million, or 15.2%, compared to the same period in 2021. The increase in net interest income for the three months ended September 30, 2022 was due to the increase in interest income, a result of a combined increase in the average yield as well as the average balance of interest earning assets, partially offset by an increase in interest expense on our interest bearing liabilities due to higher interest rates and the change in the mix of our interest bearing liabilities. Total interest income increased $11.8 million, or 21.4%, to $66.9 million for the three months ended September 30, 2022, compared to $55.1 million during the same period in 2021. Total interest expense increased $4.5 million, or 65.4%, to $11.4 million for the three months ended September 30, 2022, compared to $6.9 million for the same period in 2021. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 3.15% and 3.36%, respectively, for the three months ended September 30, 2022, compared to 2.96% and 3.16%, respectively, for the same period in 2021, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.87% and 3.08%, respectively, compared to 2.79% and 3.00%, respectively, for the same period in 2021.
Southside Bancshares, Inc. |50

Net interest income was $155.5 million for the nine months ended September 30, 2022 compared to $140.2 million for the same period in 2021, an increase of $15.3 million, or 10.9%. The increase in net interest income for the nine months ended September 30, 2022 was due to a result of a combined increase in the average balance as well as the average yield of interest earning assets, partially offset by the increase in interest expense on our interest bearing liabilities due to the increase in interest rates and the change in the mix of our interest bearing liabilities. Total interest income increased $16.6 million, or 10.3%, to $177.9 million for the nine months ended September 30, 2022, compared to $161.2 million for the same period in 2021. Total interest expense increased $1.3 million, or 6.1%, to $22.4 million for the nine months ended September 30, 2022, compared to $21.1 million for the same period in 2021. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 3.08% and 3.29%, respectively, for the nine months ended September 30, 2022, compared to 2.94% and 3.14%, respectively, for the same period in 2021, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.90% and 3.11%, respectively, compared to 2.77% and 2.97%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended September 30, 2022 Compared to 2021
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$3,794	$4,454	$8,248
Loans held for sale	(10)	5	(5)
Taxable investment securities	713	330	1,043
Tax-exempt investment securities (1)	2,465	(325)	2,140
Mortgage-backed and related securities	(1,547)	1,912	365
FHLB stock, at cost, and equity investments	(54)	44	(10)
Interest earning deposits	(19)	100	81
Federal funds sold	269	—	269
Total earning assets	5,611	6,520	12,131
Interest expense on:
Savings accounts	41	191	232
CDs	(55)	718	663
Interest bearing demand accounts	399	4,359	4,758
FHLB borrowings	(1,993)	1,206	(787)
Subordinated notes, net of unamortized debt issuance costs	(1,039)	(374)	(1,413)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	324	324
Repurchase agreements	5	40	45
Other borrowings	673	—	673
Total interest bearing liabilities	(1,969)	6,464	4,495
Net change	$7,580	$56	$7,636
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was primarily attributable to an increase in the average yield on interest earning assets to 4.00% from 3.59% for the same period in 2021, as well as an increase in the average balance of interest earning assets of $532.0 million, or 8.2%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in total interest expense for the three months ended September 30, 2022 was primarily attributable to the increase in interest rates on our interest bearing liabilities for the three months ended September 30, 2022, when compared to the same period in 2021.
Southside Bancshares, Inc. |51

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2022 and 2021. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,012,547	$45,992	4.55%	$3,662,496	$37,744	4.09%
Loans held for sale	606	7	4.58%	1,640	12	2.90%
Securities:
Taxable investment securities (2)	626,136	4,896	3.10%	532,679	3,853	2.87%
Tax-exempt investment securities (2)	1,750,952	14,455	3.28%	1,453,275	12,315	3.36%
Mortgage-backed and related securities (2)	520,501	4,770	3.64%	738,287	4,405	2.37%
Total securities	2,897,589	24,121	3.30%	2,724,241	20,573	3.00%
FHLB stock, at cost, and equity investments	24,013	101	1.67%	39,786	111	1.11%
Interest earning deposits	18,664	105	2.23%	39,382	24	0.24%
Federal funds sold	46,106	269	2.31%	—	—	—
Total earning assets	6,999,525	70,595	4.00%	6,467,545	58,464	3.59%
Cash and due from banks	102,840			99,113
Accrued interest and other assets	433,532			684,917
Less: Allowance for loan losses	(35,706)			(43,052)
Total assets	$7,500,191			$7,208,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$685,947	481	0.28%	$598,118	249	0.17%
CDs	588,212	1,452	0.98%	629,718	789	0.50%
Interest bearing demand accounts	3,164,961	5,954	0.75%	2,496,037	1,196	0.19%
Total interest bearing deposits	4,439,120	7,887	0.70%	3,723,873	2,234	0.24%
FHLB borrowings	173,838	1,078	2.46%	656,474	1,865	1.13%
Subordinated notes, net of unamortized debt issuance costs	98,621	1,004	4.04%	195,204	2,417	4.91%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,263	669	4.40%	60,258	345	2.27%
Repurchase agreements	30,530	54	0.70%	21,634	9	0.17%
Other borrowings	98,174	673	2.72%	—	—	—
Total interest bearing liabilities	4,900,546	11,365	0.92%	4,657,443	6,870	0.59%
Noninterest bearing deposits	1,746,245			1,551,298
Accrued expenses and other liabilities	101,881			97,954
Total liabilities	6,748,672			6,306,695
Shareholders’ equity	751,519			901,828
Total liabilities and shareholders’ equity	$7,500,191			$7,208,523
Net interest income (FTE)		$59,230			$51,594
Net interest margin (FTE)			3.36%			3.16%
Net interest spread (FTE)			3.08%			3.00%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2022 and 2021, loans totaling $3.0 million were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |52

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

	Nine Months Ended September 30, 2022 Compared to 2021
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$5,801	$3,977	$9,778
Loans held for sale	(26)	14	(12)
Taxable investment securities	4,944	95	5,039
Tax-exempt investment securities (1)	7,012	(1,351)	5,661
Mortgage-backed and related securities	(7,236)	4,121	(3,115)
Federal Home Loan Bank stock, at cost, and equity investments	(191)	127	(64)
Interest earning deposits	16	182	198
Federal funds sold	352	—	352
Total earning assets	10,672	7,165	17,837
Interest expense on:
Savings accounts	146	245	391
CDs	(543)	213	(330)
Interest bearing demand accounts	1,289	6,868	8,157
FHLB borrowings	(6,430)	2,508	(3,922)
Subordinated notes, net of unamortized debt issuance costs	(3,144)	(1,089)	(4,233)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	451	451
Repurchase agreements	8	43	51
Other borrowings	718	—	718
Total interest bearing liabilities	(7,956)	9,239	1,283
Net change	$18,628	$(2,074)	$16,554
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to the increase in average earning assets of $374.1 million, or 5.9%, for the nine months ended September 30, 2022, compared to the same period in 2021, as well as an increase in the average yield on earning assets to 3.74% from 3.58% for the same period in 2021. The increase in total interest expense for the nine months ended September 30, 2022 was primarily attributable to the increase in interest rates on our interest bearing liabilities when compared to the same period in 2021.
Southside Bancshares, Inc. |53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2022 and 2021. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$3,855,844	$120,705	4.19%	$3,667,941	$110,927	4.04%
Loans held for sale	1,102	33	4.00%	2,092	45	2.88%
Securities:
Taxable investment securities (2)	629,413	14,136	3.00%	409,251	9,097	2.97%
Tax-exempt investment securities (2)	1,656,691	40,737	3.29%	1,373,206	35,076	3.42%
Mortgage-backed and related securities (2)	501,330	12,025	3.21%	841,361	15,140	2.41%
Total securities	2,787,434	66,898	3.21%	2,623,818	59,313	3.02%
FHLB stock, at cost, and equity investments	20,796	291	1.87%	37,116	355	1.28%
Interest earning deposits	46,972	254	0.72%	37,939	56	0.20%
Federal funds sold	30,837	352	1.53%	—	—	—
Total earning assets	6,742,985	188,533	3.74%	6,368,906	170,696	3.58%
Cash and due from banks	103,390			92,206
Accrued interest and other assets	492,173			672,558
Less: Allowance for loan losses	(35,746)			(44,664)
Total assets	$7,302,802			$7,089,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$669,632	1,080	0.22%	$562,699	689	0.16%
CDs	556,728	2,624	0.63%	674,452	2,954	0.59%
Interest bearing demand accounts	3,146,350	11,684	0.50%	2,433,120	3,527	0.19%
Total interest bearing deposits	4,372,710	15,388	0.47%	3,670,271	7,170	0.26%
FHLB borrowings	117,724	1,668	1.89%	684,280	5,590	1.09%
Subordinated notes, net of unamortized debt issuance costs	98,587	3,002	4.07%	196,572	7,235	4.92%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,262	1,496	3.32%	60,257	1,045	2.32%
Repurchase agreements	27,393	82	0.40%	22,387	31	0.19%
Other borrowings	35,421	718	2.71%	—	—	—
Total interest bearing liabilities	4,712,097	22,354	0.63%	4,633,767	21,071	0.61%
Noninterest bearing deposits	1,697,779			1,475,828
Accrued expenses and other liabilities	92,161			94,536
Total liabilities	6,502,037			6,204,131
Shareholders’ equity	800,765			884,875
Total liabilities and shareholders’ equity	$7,302,802			$7,089,006
Net interest income (FTE)		$166,179			$149,625
Net interest margin (FTE)			3.29%			3.14%
Net interest spread (FTE)			3.11%			2.97%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2022 and 2021, loans totaling $3.0 million were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |54

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2022
			Change From
	2022	2021	2021
Deposit services	$6,241	$6,779	$(538)	(7.9)%
Net gain (loss) on sale of securities AFS	(99)	1,381	(1,480)	(107.2)%
Gain on sale of loans	109	299	(190)	(63.5)%
Trust fees	1,407	1,494	(87)	(5.8)%
BOLI	720	637	83	13.0%
Brokerage services	701	846	(145)	(17.1)%
Other noninterest income	1,190	1,333	(143)	(10.7)%
Total noninterest income	$10,269	$12,769	$(2,500)	(19.6)%

	Nine Months Ended September 30,		2022
			Change From
	2022	2021	2021
Deposit services	$19,365	$19,513	$(148)	(0.8)%
Net gain (loss) on sale of securities AFS	(3,819)	3,399	(7,218)	(212.4)%
Gain on sale of loans	495	1,285	(790)	(61.5)%
Trust fees	4,421	4,373	48	1.1%
BOLI	2,131	1,908	223	11.7%
Brokerage services	2,608	2,476	132	5.3%
Other noninterest income	4,890	4,371	519	11.9%
Total noninterest income	$30,091	$37,325	$(7,234)	(19.4)%
The 19.6% decrease in noninterest income for the three months ended September 30, 2022, when compared to the same period in 2021, was due primarily to a net loss on sale of securities AFS and decreases in deposit services income, gain on sale of loans, brokerage services income and other noninterest income. The 19.4% decrease in noninterest income for the nine months ended September 30, 2022, when compared to the same period in 2021, was due to a net loss on sale of securities AFS and a decrease in gain on sale of loans, partially offset by an increase in other noninterest income.
The decrease in deposit services income for the three months ended September 30, 2022, when compared to the same period in 2021, was due to a decrease in overdraft and non-sufficient fund fees and debit card income.
During the three and nine months ended September 30, 2022, we sold U.S. Treasury securities, MBS and municipal securities that resulted in a net loss on sale of AFS securities of $99,000 and $3.8 million, respectively.
Gain on sale of loans decreased for the three and nine months ended September 30, 2022, when compared to the same period in 2021, due to a decrease in the volume of loans sold.
The increase in BOLI income for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, was due to $13.0 million in additional BOLI purchased during the third quarter of 2021.
Brokerage services income decreased for the three months ended September 30, 2022, when compared to the same period in 2021, due to a decrease in production and the downturn in the market.
Other noninterest income decreased for the three months ended September 30, 2022, when compared to the same period in 2021, due to a decrease in equity investment income. For the nine months ended September 30, 2022, noninterest income increased when compared to same period in 2021, primarily due to increases in investment income, mortgage servicing fee income, mortgage derivative income and credit card fee income, partially offset by decreases in swap fee income and equity investment income.
Southside Bancshares, Inc. |55

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2022
			Change From
	2022	2021	2021
Salaries and employee benefits	$21,368	$19,777	$1,591	8.0%
Net occupancy	3,847	3,532	315	8.9%
Advertising, travel & entertainment	789	579	210	36.3%
ATM expense	317	311	6	1.9%
Professional fees	1,412	1,135	277	24.4%
Software and data processing	1,736	1,503	233	15.5%
Communications	497	552	(55)	(10.0)%
FDIC insurance	485	454	31	6.8%
Amortization of intangibles	550	695	(145)	(20.9)%
Loss on redemption of subordinated notes	—	1,118	(1,118)	(100.0)%
Other noninterest expense	2,463	2,107	356	16.9%
Total noninterest expense	$33,464	$31,763	$1,701	5.4%

	Nine Months Ended September 30,		2022
			Change From
	2022	2021	2021
Salaries and employee benefits	$61,666	$59,825	$1,841	3.1%
Net occupancy	11,157	10,698	459	4.3%
Advertising, travel & entertainment	2,242	1,491	751	50.4%
ATM expense	954	821	133	16.2%
Professional fees	3,486	3,166	320	10.1%
Software and data processing	5,106	4,221	885	21.0%
Communications	1,509	1,689	(180)	(10.7)%
FDIC insurance	1,434	1,343	91	6.8%
Amortization of intangibles	1,758	2,191	(433)	(19.8)%
Loss on redemption of subordinated notes	—	1,118	(1,118)	(100.0)%
Other noninterest expense	7,453	7,133	320	4.5%
Total noninterest expense	$96,765	$93,696	$3,069	3.3%

The primary increase in noninterest expense for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, was in salaries and employee benefits. Several additional expense categories increased during the three months ended September 30, 2022, including other noninterest expense, net occupancy expense, professional fees, software and data processing expense and advertising, travel and entertainment expense, however when combined, such expenses were partially offset by the loss on the redemption of subordinated notes recorded in the third quarter of 2021. Several additional expense categories also increased during the nine months ended September 30, 2022, including software and data processing expense, advertising, travel and entertainment expense and net occupancy expense, however when combined, such expenses were partially offset by the loss on the redemption of subordinated notes recorded in the third quarter of 2021.
Salaries and employee benefits increased for the three months ended September 30, 2022, when compared to the same period in 2021, due to an increase in direct salary expense and health insurance expense, partially offset by a decrease in retirement expense. Salaries and employee benefits increased for the nine months ended September 30, 2022, when compared to the same period in 2021, due to an increase in direct salary expense, partially offset by decreases in retirement expense and health insurance expense.
Southside Bancshares, Inc. |56

For the three and nine months ended September 30, 2022, direct salary expense increased $1.6 million, or 9.6%, and $3.0 million, or 6.0%, respectively, when compared to the same periods in 2021, primarily due to normal salary increases effective in the first quarter of 2022 and market increases in the second quarter of 2022.
Health and life insurance expense, included in salaries and employee benefits, increased $229,000, or 10.0%, and decreased $507,000, or 7.6%, for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. We have a self-insured health plan which is supplemented with a stop loss insurance policy.
Retirement expense, included in salaries and employee benefits, decreased $203,000, or 18.5%, and $654,000, or 20.7%, for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. This decrease was primarily due to a decrease in our split dollar agreement expense and deferred compensation expense.
Net occupancy expense increased for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, due to increased depreciation, rent expense and other occupancy related expenses.
Advertising, travel and entertainment expense increased for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, primarily due to increases in donations, travel related expenses and media advertising.
ATM expense increased for the nine months ended September 30, 2022, when compared to the same period in 2021, due primarily to higher armored car expense.
Professional fees increased for the three and nine months ended September 30, 2022, when compared to the same period in 2021, due to an increase in consulting fees.
Software and data processing expense increased for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, driven by a decrease in phone and internet costs.
Amortization of intangibles decreased for the three and nine months ended September 30, 2022, when compared to the same periods in 2021, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $856,000 and debt issuance costs of $251,000 associated with the notes at the time of redemption on September 30, 2021.
Other noninterest expense increased for the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to increases in losses on other real estate owned and losses on retired assets.

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2022 was $30.8 million and $87.7 million, respectively, a decrease of 10.1% and 9.9%, compared to $34.3 million and $97.3 million for the same periods in 2021. We recorded income tax expense of $3.9 million and $10.3 million, for the three and nine months ended September 30, 2022, respectively, compared to income tax expense of $5.0 million and $12.6 million for the same periods in 2021. The ETR as a percentage of pre-tax income was 12.6% and 11.8% for the three and nine months ended September 30, 2022, compared to an ETR as a percentage of pre-tax income of 14.5% and 13.0% for the same periods in 2021. The decrease in the income tax expense for the three and nine months ended September 30, 2022 was a result of a decrease in pre-tax income and the ETR. The decrease in the ETR for the three and nine months ended September 30, 2022 is primarily due to an increase in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2021.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $46.0 million at September 30, 2022 as compared to a net deferred tax liability of $17.8 million at December 31, 2021. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |57

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2021 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2021.  There were no substantial changes in these concentrations during the nine months ended September 30, 2022.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2021	September 30, 2021
	September 30, 2022	December 31, 2021	September 30, 2021	Change (%)	Change (%)
Real estate loans:
Construction	$554,345	$447,860	$422,095	23.8%	31.3%
1-4 family residential	646,692	651,140	660,689	(0.7)%	(2.1)%
Commercial	1,901,921	1,598,172	1,605,132	19.0%	18.5%
Commercial loans	433,538	418,998	443,708	3.5%	(2.3)%
Municipal loans	449,219	443,078	427,259	1.4%	5.1%
Loans to individuals	77,780	85,914	88,702	(9.5)%	(12.3)%
Total loans	$4,063,495	$3,645,162	$3,647,585	11.5%	11.4%
Our total loan portfolio increased $418.3 million, or 11.5%, at September 30, 2022 compared to December 31, 2021. For the nine months ended September 30, 2022, our PPP loans decreased $30.7 million, or 99.0%, from $31.0 million at December 31, 2021, primarily due to forgiveness payments received from loans funded under the CARES Act. Excluding PPP loans, total loans increased $449.1 million, or 12.4%, with increases in commercial real estate loans, construction loans, commercial loans and municipal loans, partially offset by decreases in loans to individuals and 1-4 family residential loans.
Excluding a $67.2 million year-over-year decrease in PPP loans, total loans increased $483.1 million, or 13.5%, compared to September 30, 2021, with increases in commercial real estate loans, construction loans, commercial loans and municipal loans, partially offset by decreases in 1-4 family residential loans and loans to individuals.
At September 30, 2022, our real estate loans represented 76.4% of our loan portfolio and were comprised of commercial real estate loans of 61.3%, 1-4 family residential loans of 20.8% and construction loans of 17.9%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
Loan Portfolios Most at Risk due to Economic Stress
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control, including the ongoing impact of the COVID-19 pandemic.  During the last 30 years, the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Oil prices have increased significantly during 2022 as a result of strong demand, global supply disruptions and the Ukraine/Russia conflict. We cannot predict whether current economic conditions or oil prices will improve, remain the same or decline.
As of September 30, 2022, the Company’s exposure to the oil and gas industry totaled $117.5 million, or 2.89% of gross loans, an increase of $47.8 million, or 68.7%, from December 31, 2021, and consisted primarily of (i) support/service loans of 2.28%, (ii) upstream of 0.45%, (iii) midstream of 0.12% and (iv) downstream of 0.04%. Expanded monitoring and analysis of these loans has been implemented to address the uncertainty in oil and gas prices as needed.
Southside Bancshares, Inc. |58

The following table sets forth our oil and gas information for the periods presented (dollars in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021
Oil and gas related loans	$117,529	$69,688	$70,685
Oil and gas related loans as a % of loans	2.89%	1.91%	1.94%
Classified oil and gas related loans	$389	$4,104	$4,418
Classified oil and gas related loans as a % of oil and gas related loans	0.33%	5.89%	6.25%
Nonaccrual oil and gas related loans	$231	$334	$342
Net (recoveries) charge-offs for oil and gas related loans	$—	$(7)	$(7)
Allowance for oil and gas related loans as a % of oil and gas loans	0.57%	1.19%	1.24%
As of September 30, 2022, while elevated inflation and recessionary concerns persist, overall economic activity in Texas has returned close to pre-pandemic levels. Commercial activity has resumed to levels close to those existing prior to the outbreak of the pandemic. When the pandemic occurred, in addition to the oil and gas industry, we considered the sectors set forth in the table below to be most vulnerable to financial risks from business disruptions caused by the pandemic mitigation efforts based on North American Industry Classification System categories as of September 30, 2022 (dollars in thousands). At September 30, 2022, the percent of loans classified in the hotel sector increased to 34.78%, from 14.33% compared to December 31, 2021, a direct result of payoffs in this category of approximately 58.8%, reducing the remaining balance of loans held in the hotel sector. No additional loans in the hotel sector have been classified since December 31, 2021. As of September 30, 2022, our customers in these industries have not experienced long-term business disruptions initially thought possible. We are, however, continuing to monitor these customers closely.

	September 30, 2022
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$527,126	12.97%	—
Retail goods and services	46,113	1.13%	0.14%
Hotels	25,535	0.63%	34.78%
Food services	52,897	1.30%	6.77%
Arts, entertainment and recreation	7,642	0.19%	1.72%
Total	$659,313	16.22%	1.92%

	December 31, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$384,381	10.54%	—
Retail goods and services	72,650	1.99%	0.20%
Hotels	61,992	1.70%	14.33%
Food services	45,019	1.24%	4.33%
Arts, entertainment and recreation	6,039	0.17%	2.95%
Total	$570,081	15.64%	1.96%

	September 30, 2021
	Loans	Percent of Total Loans	Percent Classified (1)
Retail commercial real estate (2)	$338,123	9.27%	—
Retail goods and services	72,166	1.98%	0.27%
Hotels	62,677	1.72%	14.17%
Food services	46,731	1.28%	—
Arts, entertainment and recreation	6,480	0.18%	2.88%
Total	$526,177	14.43%	1.76%
(1)    Sector classified loans as a percentage of sector total loans.
(2)    Loans in the retail commercial real estate sector are included in our commercial real estate portfolio.
Southside Bancshares, Inc. |59

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
Southside Bancshares, Inc. |60

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2021	September 30, 2021
	September 30, 2022	December 31, 2021	September 30, 2021	Change (%)	Change (%)
Nonaccrual loans	$3,039	$2,536	$3,013	19.8%	0.9%
Accruing loans past due more than 90 days	—	—	—	—	—
TDR loans	8,481	9,073	9,371	(6.5)%	(9.5)%
OREO	162	—	25	100.0%	548.0%
Repossessed assets	35	—	15	100.0%	133.3%
Total nonperforming assets	$11,717	$11,609	$12,424	0.9%	(5.7)%

Total loans	$4,063,495	$3,645,162	$3,647,585
Allowance for loan losses at end of period	36,506	35,273	38,022

Ratio of nonaccruing loans to:
Total loans	0.07%	0.07%	0.08%
Ratio of nonperforming assets to:
Total assets	0.16%	0.16%	0.17%
Total loans	0.29%	0.32%	0.34%
Total loans and OREO	0.29%	0.32%	0.34%
Total loans, excluding PPP loans, and OREO	0.29%	0.32%	0.35%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,201.25%	1,390.89%	1,261.93%
Nonperforming assets	311.56%	303.84%	306.04%
Total loans	0.90%	0.97%	1.04%
Total loans, excluding PPP loans	0.90%	0.98%	1.06%
Net charge-offs to average loans outstanding	0.01%	0.02%	0.03%

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of improved asset quality, offset slightly by continued economic uncertainty related to inflation and recessionary concerns, as based on known and knowable information as of September 30, 2022.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach.
Southside Bancshares, Inc. |61

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
As of September 30, 2022, our review of the loan portfolio indicated that an allowance for loan losses of $36.5 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, rising interest rates and heightened inflation, may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2022, the allowance for loan losses increased $1.2 million, or 3.5%, to $36.5 million, or 0.90% of total loans, when compared to $35.3 million, or 0.97% of total loans at December 31, 2021.
For the three and nine months ended September 30, 2022, loan charge-offs were $686,000 and $1.7 million, respectively, and recoveries were $449,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2021, loan charge-offs were $940,000 and $2.3 million, respectively, and recoveries were $437,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2022, we recorded a provision for credit losses for loans of $1.3 million and $1.4 million, respectively. For the three and nine months ended September 30, 2021, we recorded a reversal of provision for credit losses for loans of $4.4 million and $10.2 million, respectively.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Balance at beginning of period	$1,891	$3,773	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	200	(683)	(293)	(3,296)
Balance at end of period	$2,091	$3,090	$2,091	$3,090
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the three and nine months ended September 30, 2022, we recorded a provision for credit losses for off-balance-sheet exposures of $200,000 and a reversal of provision of $293,000, respectively, compared to a reversal of $683,000 and $3.3 million, for the three and nine months ended September 30, 2021, respectively. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 12 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

Southside Bancshares, Inc. |62

Capital Resources and Liquidity
Our total shareholders’ equity at September 30, 2022 decreased 22.4%, or $204.5 million, to $707.6 million, or 9.5% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The primary decrease in shareholders’ equity was the result of other comprehensive loss of $240.4 million, a direct result of the impact of rising interest rates on the AFS securities portfolio. Additional decreases to shareholders’ equity included cash dividends paid of $32.8 million and the repurchase of $12.5 million of our common stock. These decreases were partially offset by net income of $77.4 million, stock compensation expense of $2.4 million, common stock issued under our dividend reinvestment plan of $913,000 and net issuance of common stock under employee stock plans of $505,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2022 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2022.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.6 million of qualified subordinated debt as of September 30, 2022. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $6.1 million has been added back to CET1 as of September 30, 2022, representing 75% of the $8.2 million transitional amount at December 31, 2021.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of September 30, 2022, as we did not utilize the PPP Facility for funding purposes.
Management believes that, as of September 30, 2022, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |63

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$692,139	12.98%	$239,985	4.50%	N/A	N/A
Bank Only	$837,461	15.71%	$239,953	4.50%	$346,599	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$750,592	14.07%	$319,980	6.00%	N/A	N/A
Bank Only	$837,461	15.71%	$319,937	6.00%	$426,583	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$880,090	16.50%	$426,640	8.00%	N/A	N/A
Bank Only	$868,320	16.28%	$426,583	8.00%	$533,229	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$750,592	10.09%	$297,635	4.00%	N/A	N/A
Bank Only	$837,461	11.26%	$297,524	4.00%	$371,905	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2022, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2021 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |64

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2022	2021
Return on average assets	1.43%	1.61%
Return on average shareholders’ equity	14.23%	12.89%
Dividend payout ratio – Basic	40.48%	36.67%
Dividend payout ratio – Diluted	40.48%	36.67%
Average shareholders’ equity to average total assets	10.02%	12.51%
	Nine Months Ended September 30,
	2022	2021
Return on average assets	1.42%	1.60%
Return on average shareholders’ equity	12.92%	12.80%
Dividend payout ratio – Basic	42.50%	37.69%
Dividend payout ratio – Diluted	42.68%	37.84%
Average shareholders’ equity to average total assets	10.97%	12.48%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2022, these investments were 2.6% of total assets, as compared with 5.9% for December 31, 2021 and 4.8% for September 30, 2021. The decrease to 2.6% at September 30, 2022 as compared to December 31, 2021 and September 30, 2021, is reflective of the increase in total assets combined with decreases in the short-term investment portfolio and interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2022 or December 31, 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At September 30, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $505.8 million. There were $34.0 million in borrowings from the FRDW at September 30, 2022. There were no borrowings from the FRDW at December 31, 2021. At September 30, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.62 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2022, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Southside Bancshares, Inc. |65

Branch Closure
In September 2022, we announced our plans to close one traditional branch location in Lufkin on January 6, 2023, due to close proximity to another Southside branch and a shift in customer preferences and their transition from in-branch banking to digital banking.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
Subsequent to September 30, 2022 on October 27, 2022, we purchased 21,935 shares of common stock at an average price of $33.37 pursuant to the Stock Repurchase Plan.
Southside Bancshares, Inc. |66

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. The interest rate environment in 2020 and much of 2021 was at a point where most treasury terms were under 100 basis points; therefore, we did not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We have resumed the simulation of rates decreasing 100 and 200 basis points. We are continuing to monitor interest rates and anticipate additional rate increases during the remainder of 2022.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	September 30,
Rate projections:	2022	2021
Increase:
100 basis points	4.26%	2.03%
200 basis points	7.19%	4.58%

Decrease:
50 basis points	(2.13)%	(1.47)%
100 basis points	(4.54)%	N/A
200 basis points	(10.28)%	N/A
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
Economic conditions and growth prospects are currently impacted by record inflation and recessionary concerns. Increasing interest rates and high building costs have caused a slowdown in the single family housing market. Furthermore, worker shortages, especially in the restaurant, hospitality and retail industries, combined with supply chain disruptions impacting numerous industries and inflationary conditions, has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers.
Southside Bancshares, Inc. |67

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Southside Bancshares, Inc. |68

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
July 1, 2022 - July 31, 2022	8,613	$35.93	8,613	685,201
August 1, 2022 - August 31, 2022	—	—	—	685,201
September 1, 2022 - September 30, 2022	—	—	—	685,201
Total	8,613	$35.93	8,613

Subsequent to September 30, 2022, on October 27, 2022, we purchased 21,935 shares of common stock at an average price of $33.37 pursuant to the Stock Repurchase Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. |69

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
Southside Bancshares, Inc. |70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	October 28, 2022	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 28, 2022	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |71