Form 10-K
period 2022-12-31
SOUTHSIDE BANCSHARES INC
filed 2023-02-24
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $1.13 billion (based upon the closing price of $37.42 per share as reported by the NASDAQ Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter).
As of February 22, 2023, there were 31,393,360 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy statement to be filed for the Annual Meeting of Shareholders to be held May 17, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

SOUTHSIDE BANCSHARES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2022

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Omni	OmniAmerican Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, OmniAmerican Bank, acquired by Southside on December 17, 2014
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2015 Capital Rules	Risk-based and leverage capital guidelines applicable to banking organizations issued by federal banking agencies that imposed higher minimum capital requirements effective January 1, 2015.
2017 Incentive Plan	Southside Bancshares, Inc. 2017 Incentive Plan
2018 Capital Rules	On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for banking organizations.
2021 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K filed with the SEC on February 25, 2022
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
Bureau	Bureau of Consumer Financial Protection
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio framework
CDs	Certificates of deposit
CECL	ASU No. 2016-13, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate

COVID-19	Novel strain of coronavirus
CRA	Community Reinvestment Act
DEI	Diversity, equity and inclusion
DIF	FDIC’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DRIP	Dividend Reinvestment Plan
DRR	Designated reserve ratio established by the Dodd-Frank Act
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintech	Financial technology
FRA	Federal Reserve Act
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully-taxable equivalents measurements
GAAP	Generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
IBA	ICE Benchmark Administration, the administrator of LIBOR
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
NQSO	Nonqualified stock options
OFAC	The U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEC	Organization of the Petroleum Exporting Countries
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
PPP	Paycheck Protection Program
PSU	Performance-based restrictive stock units
REIT	Real estate investment trust
REMICs	Real estate mortgage investment conduits

Repurchase agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROATCE	Return on Average Tangible Common Equity
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
Tax Cuts and Jobs Act	Tax Cuts and Jobs Act enacted by Congress on December 22, 2017
TDB	Texas Department of Banking
TDR	Troubled debt restructurings
TILA	Truth in Lending Act
U.S.	United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VIE	Variable interest entity

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
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 55 branches, 13 of which are located in grocery stores, in addition to wealth management and trust services, and/or loan production, brokerage or other financial services offices.
At December 31, 2022, our total assets were $7.56 billion, total loans were $4.15 billion, total deposits were $6.20 billion and total equity was $746.0 million.  For the years ended December 31, 2022 and 2021, our net income was $105.0 million and $113.4 million, respectively. For the years ended December 31, 2022 and 2021, diluted earnings per common share was $3.26 and $3.47, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management, trust and brokerage services.
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations.  Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit sharing plans. At December 31, 2022, our wealth management and trust assets under management were approximately $1.58 billion.
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

MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has an estimated population of 240,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
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
Our 55 branches and 38 drive-thru facilities are located in and around Arlington, Austin, Bullard, Chandler, Cleburne, Cleveland, Diboll, Euless, Fort Worth, Frisco, Granbury, Grapevine, Gresham, Gun Barrel City, Hawkins, Hemphill, Houston, Irving, Jacksonville, Jasper, Kingwood, Lindale, Longview, Lufkin, Nacogdoches, Palestine, Pineland, San Augustine, Splendora, Tyler, Watauga, Weatherford and Whitehouse. Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each location is directly attributable to our market share in that area, combined with overall cost.
Additionally, our customers may access various banking services through a wide network of ATMs, ITMs and through automated telephone, internet and mobile banking products.  These products allow our customers to apply for loans, open deposit accounts, access account information and conduct various other transactions online from their smart phones or computers.
RECENT DEVELOPMENTS
In January 2023, we closed one traditional branch location in Lufkin, due to close proximity to another Southside branch and a shift in customer preferences and their transition from in-branch banking to digital banking.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity at pre-pandemic levels. Increasing interest rates and high building costs have caused a slowdown in what was a robust single family housing market. Worker shortages, supply chain disruptions and inflationary conditions, have had some impact on the level of economic growth in our market area. Ongoing higher inflation and interest rates could have a negative impact on both our consumer and commercial borrowers. Despite these conditions, overall, Texas continues to experience economic growth due to company relocations and expansions, combined with overall population growth.
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

HUMAN CAPITAL RESOURCES
At December 31, 2022, we employed approximately 813 full time equivalent persons. None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider the relationship with our employees to be good, which we believe to be reflected in the average tenure of our employees exceeding eight years, with 34% of our employees having a tenure that exceeds 10 years.
We value diversity and are committed to creating a diverse and inclusive workforce. We have strengthened our commitment to diversity, equity and inclusion through recent efforts including: appointment of a DEI Officer, adoption of a DEI statement, as well as implementation of a three year DEI training strategic plan company-wide. As of December 31, 2022, women and ethnic minorities represented approximately 71% and 37% of our workforce, respectively.
The health, safety and wellness of our employees is a top priority. In 2022, we focused on the health and wellness of our employees through several company-wide efforts including: a virtual health and wellness fair, a wellness program that allows employees to earn cash rewards, on-site biometric screenings, as well as wellness communications and webinars throughout the year. We maintain a comprehensive employee handbook, code of business conduct, as well as other policies, including a harassment policy, whistleblower policy and a human rights policy statement, to promote a safe and supportive workplace culture.
We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and corporate and personal development coaching.
As part of our effort to attract and retain employees, we offer a broad range of benefits, including, but not limited to, 15-30 days of annual paid time off based on length of employment, sick leave, participation in our ESOP, 401(k) match for eligible employees and up to 20 hours of paid time off annually to volunteer. During 2022, we implemented an increase in sick leave and an adoption reimbursement program. We believe our compensation package and benefits are competitive with others in our industry. For additional information regarding our employee benefit plans, see “Note 10 - Employee Benefits” to our consolidated financial statements included in this report.

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
In addition to the system of regulation and supervision outlined above, the Dodd-Frank Act created the Bureau of Consumer Financial Protection, a federal regulatory body with broad authority to regulate the offering and provision of consumer financial products and services.  The Bureau officially came into being on July 21, 2011, and on that date, rulemaking authority for a range of consumer financial protection laws (such as TILA, the Electronic Fund Transfer Act and RESPA, among others) transferred from the federal prudential banking regulators to the Bureau.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets (such as Southside Bank) for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services.
The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.
Significant changes to federal and state laws, changes in the interpretation or application of such laws by regulators, and/or the enactment of new legislation or adoption of new regulations could (i) materially impact the profitability of our business, the value of assets we hold, or the value of collateral available for our loans; (ii) require changes to our business practices; (iii) force us to discontinue certain businesses lines; and/or (iv) otherwise expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.  The likelihood, timing and scope of any such change of law, and the impact that any such change may have on us, are impossible to determine with any certainty.
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

The 2015 Capital Rules established the following minimum capital ratios: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. The 2015 Capital Rules also require a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which measure exists in addition to the required minimum CET1, Tier 1 and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The 2015 Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The 2015 Capital Rules also make important changes to the “prompt corrective action” framework discussed below in Bank Regulation - Prompt Corrective Action and Undercapitalization.
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2022, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common equity tier 1 risk-based capital ratio	4.50%	6.50%	12.63%	15.12%
Tier 1 risk-based capital ratio	6.00%	8.00%	13.70%	15.12%
Total risk-based capital ratio	8.00%	10.00%	16.11%	15.71%
Leverage ratio	4.00%	5.00%	9.96%	11.00%

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the pending implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for banking organizations (except for those non-SEC reporting companies that have not then adopted CECL). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced CECL as the methodology to replace the “incurred loss” methodology for financial assets measured at amortized cost and changed the approaches for recognizing and recording credit losses on AFS debt securities and PCI financial assets. Under the incurred loss methodology, credit losses were recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change results in earlier recognition of credit losses that the Company deems expected but not yet probable. The 2018 Capital Rules became effective on April 1, 2019; for SEC reporting companies with December 31 fiscal-year ends, the CECL standard became effective as of January 1, 2020, and was required to be applied to financial statements and regulatory reports (i.e., Call Reports) beginning with the quarter that ended March 31, 2020. However, on March 27, 2020 the federal bank agencies announced a final rule that permits banks that have adopted the CECL standard to defer recognition of the estimated impact of credit losses on regulatory capital by permitting a three-year “phase-in” approach commencing in 2022. We elected to adopt the transition option.
On November 13, 2019, the federal banking agencies jointly issued a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies with less than $10 billion in consolidated assets that opt into the CBLR framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). Under the final rule, effective January 1, 2020, a “qualifying community banking organization” is one that has (i) less than $10 billion in total consolidated assets; (ii) a leverage ratio greater than 9%; (iii) off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) trading assets and liabilities of 5% or less of total consolidated assets. Qualifying banks that meet these thresholds, and elect the CBLR framework, would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer imposed under Basel III, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The CBLR rules were subsequently amended by the federal banking agencies in April 2020, and again in October 2020, in response to the COVID-19 pandemic, to require a qualifying community banking organization to maintain a leverage ratio equal to or greater than 8% beginning in the second quarter of 2020, 8.5% throughout 2021, and greater than 9% as of January 1, 2022 and thereafter.
Source of Strength.  Federal Reserve policy and regulation require a bank holding company to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2022, the Federal Reserve and other federal banking regulators have not issued rules implementing this requirement.
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
Change in Control.  Subject to certain exceptions, under the BHCA and the CBCA, and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the prior approval of the Federal Reserve.  With respect to the Company, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.  Under its new “Tiered Presumptions” framework, the Federal Reserve will consider the nature and extent of “controlling influences” that exist between a party and a banking organization at different levels of voting security ownership (i.e., between 0% and 4.99%, or between 5% and 9.99%). The Federal Reserve will presume that no control exists when a company owns 9.99% or less of another company, and no other indicators of control exists.
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
Insured depository institutions were generally required to conform their activities and investments to the requirements by July 21, 2015. On July 22, 2019, the federal banking agencies amended the Volcker Rule to exempt from coverage those banks with (i) total consolidated assets equal to $10 billion or less; and (ii) total trading assets and liabilities equal to 5 percent or less of total consolidated assets. On August 20, 2019, the federal regulators approved additional amendments to the Volcker Rule intended to simplify compliance and further limit the scope of the Rule’s applicability. These new amendments included: (i) more limited definition of “trading account”; (ii) additional exclusions from the definition of “proprietary trading”; and (iii) streamlining the existing exclusions and exemptions for various banking entities. These amendments became effective on January 1, 2020, with compliance required by January 1, 2021. Most recently, on July 31, 2020, the federal banking agencies, along with the U.S. Commodity Futures Trading Commission and the U.S. SEC amended the Volker Rule further by, among other changes, creating new exclusions from the definition of “covered fund” for (i) credit funds; (ii) certain venture capital funds; and (iii) family wealth management vehicles. These changes became effective on October 1, 2020.
Brokered Deposits.  Southside Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Subject to certain exceptions, deposits are “brokered” if they are placed at a bank through the intervention of a third party in the business of facilitating the placement of deposits with FDIC-insured banks. Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits. On December 15, 2020, the FDIC approved a final rule, effective April 1, 2021, setting forth a new framework for determining when deposits accepted by an insured depository institution qualify as “brokered deposits.” The new rule also clarifies when a third party may qualify as a “deposit broker,” and identifies several business relationships between banks and third parties that are exempt from the brokered deposit restrictions. Additional guidance was released by the FDIC on July 15, 2022, regarding how banks should treat the placement of deposits by third-parties under “sweep arrangements” with broker-dealers.

Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions for loans secured by livestock, stored agricultural products, or readily marketable collateral, the maximum aggregate amount of loans that Southside Bank is permitted to make to any one borrower is 25% of Tier 1 capital.
Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc. and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors. As a result of the 2018 Capital Rules, on November 13, 2019, the Federal Reserve adopted conforming changes to its definition of “unimpaired capital and impaired surplus” under Regulation O, which impact the calculation of dollar limits on loans subject to the regulation. On December 22, 2020, the federal banking agencies issued an Interagency Statement clarifying that they will not apply the quantitative and qualitative restrictions of Regulation O to investors in large funds (e.g., mutual funds) that may hold an investment position in banks, and therefore could qualify as an “insider” under current Regulation O definitions. On December 22, 2022, the agencies extended this relief to January 1, 2024.
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
On September 30, 2019, the FDIC announced that the DRR reached 1.41 percent, exceeding the required 1.35 percent imposed by the Dodd-Frank Act. As mandated by the Dodd-Frank Act, as a result of the DRR exceeding 1.38 percent, small banks like Southside Bank (i.e., banks with less than $10 billion in total consolidated assets) began receiving credits against their quarterly deposit insurance assessments commencing with the second quarterly assessment period of 2019 (ending June 30, 2019). Small banks were to receive these credits for a total of four quarterly assessment periods. On June 30, 2020, the DRR fell to 1.30% as a result of significantly increased deposit growth caused by an inflow to insured banks of more than $1 trillion in deposits (considered by the FDIC to be the result of the COVID-19 pandemic). On September 15, 2020, the FDIC waived the requirement that the DRR be at least 1.35% for the agency to remit remaining assessment credits, and on September 30, 2020, all such remaining small bank credits were refunded. Also on September 15, 2020, however, the FDIC adopted a restoration plan to return the DRR to 1.35 percent by September 30, 2028. To that end, on October 24, 2022, the FDIC adopted a final rule raising the DIF assessment rate on all insured depository institutions, including Southside Bank, by two basis points. The new assessment rates became effective January 1, 2023, with the first quarterly assessment due June 30, 2023.
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
The Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, as of December 31, 2022, regulators have yet to issue a final rule (or further guidance) on the topic.
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
On March 19, 2020, the federal banking agencies issued a Joint Statement on CRA Considerations for Activities in Response to COVID-19 stressing that the agencies will give favorable consideration to financial institutions offering retail banking and lending activities tailored to the pandemic, both within a financial institution’s CRA assessment area, as well as broader statewide areas. Furthermore, on May 5, 2022, the federal banking agencies issued a joint proposal to strengthen and modernize the CRA, key elements of which include (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updating CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; and (iii) better tailoring CRA evaluations and data collection requirements by bank size and type. As of December 31, 2022, the CRA regulations have not been amended to incorporate any of these proposals.
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
The foregoing laws and regulations are amended periodically. Notably, several were changed as a direct result of the COVID-19 pandemic. For example, during the pandemic, the Bureau was particularly active and adopted several amendments to Regulation Z. These included: (i) an interpretive rule clarifying that consumers can waive required waiting periods under TILA/RESPA, and Regulation Z rescission rules, so as to enable consumers to obtain mortgage credit more quickly; (ii) amending the definition of “qualified mortgage loan” to expand the number of mortgage loans that will be exempted from the “ability to repay” consideration; and (iii) amending the asset-size threshold for purposes of determining when a creditor can be exempted from the requirement to establish an escrow account for higher-price mortgages. The Bureau also issued a “COVID-19 Mortgage Servicing Rule” on June 28, 2021, affording borrowers greater procedural safeguards designed to limit situations in which a servicer can initiate foreclosures. While most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the Bureau stated it expected services to continue to utilize these safeguards, regardless of their expiration.
We cannot predict the extent to which new or modified regulations focused on consumer financial protection, whether adopted by the TDB, the Bureau, or the federal banking agencies will have on our businesses. We are particularly unable to predict a resurgence of COVID-19 (or the emergence of a similar pandemic), its long term impact on the Company, Southside Bank, or its customers, or whether the federal or state legislatures, federal banking agencies, or the TDB will adopt new laws intended to provide relief to borrowers adversely affected by the pandemic. Any such new laws may materially adversely affect our business, financial condition or results of operations.
Commercial Real Estate Lending.  Lending operations that involve a significant concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  The regulators have issued guidance with respect to the risks posed by CRE lending concentrations.  CRE loans generally include land development, construction loans, land and lot loans to individuals, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:
•total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital, or
•total CRE loans represent 300 percent or more of the institution’s total capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more during the prior 36 months.
In addition, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our CRE lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets.  Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets.  The banking agencies have jointly issued a final rule to implement these requirements, which became effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations. On August 2, 2022, in response to the increased risks on CRE loans created by the COVID pandemic, the federal banking agencies released for public comment on Interagency Policy Statement on prudent CRE loan accommodations and workouts.
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
In addition, FinCEN issued a final rule, which became effective on May 11, 2018, that requires covered financial institutions subject to certain exclusions and exemptions to identify and verify the identity of beneficial owners of legal entity customers. On August 13, 2020, the federal banking agencies issued a joint statement addressing the circumstances under which an agency will issue a mandatory “cease-and-desist” order to a regulated financial institution for failure to comply with its AML obligations, emphasizing that the “effectiveness” of a bank’s AML program will be the key factor in the agency's decision. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as Southside Bank, should incorporate these national priorities into their AML programs. As of December 31, 2022, no such regulations have been proposed.
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
Privacy and Data Security; Cybersecurity.  Under federal law, financial institutions are generally prohibited from disclosing consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required, subject to certain exceptions, to disclose their privacy policies to customers annually. Generally, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. Moreover, to the extent state laws are more protective of consumer privacy, financial institutions must also comply with such state law privacy requirements. Many states have also recently implemented or modified their data privacy laws. For example, in California, the California Privacy Rights Act became effective on January 1, 2023, and provides new protections for those Southside Bank customers who reside in that state. Similar state privacy law amendments will also take effect in Colorado and Virginia in 2023.
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
More broadly, on November 18, 2021, the federal banking regulators imposed a new cybersecurity-related notification rule that would require banking organizations, including the Company and Southside Bank, to notify their primary federal regulator as soon as possible (but within 36 hours) of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. This rule became effective on April 1, 2022. At the state level, as of January 2, 2020, Texas state banks are required to notify the TDB of “cybersecurity incidents” within specified timeframes.
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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including the rate of inflation, general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  In 2022, the Federal Reserve raised interest rates seven times, to a federal funds rate of 4.25-4.5% as of December 31, 2022 and further raised the interest rate to 4.75% effective February 2, 2023, with further increases signaled for 2023. These increasing interest rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates.
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
We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  The effects of inflation and recessionary concerns on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.
We have a high concentration of loans secured by real estate and a decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  As of December 31, 2022, approximately 77.4% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business.  Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cybersecurity breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and disclosure obligations or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to collect and store sensitive data, including financial information regarding our customers and personally identifiable information of our customers and employees. The integrity of information systems of financial institutions is under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cybersecurity controls.
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated, and attackers respond rapidly to changes in defensive measures. Cybersecurity risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our customers’ systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our customers or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.
In addition, in response to COVID-19 and ongoing employee preferences, we have modified our business practices to permit a portion of our employees to work remotely from their homes. However, consumer technology in employees’ homes may not provide similar performance or security as commercial-grade technology in our offices. This, along with reliance on employees’ residential internet, could cause network, system, application, and communication limitations or instability, affecting customer experience for some departments. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other social engineering attacks targeted at employees working from home. Increased risk of unauthorized dissemination of confidential information, greater risk of privacy breach due to screen/voice/video conversation outside private office space, limited ability to restore the systems in the event of a system failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber-attacks, our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our customer or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations and could expose us to reputation risk, the loss of customer business, increased operational costs, as well as additional regulatory scrutiny, possible litigation and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.
General political or economic conditions in the United States could adversely affect our financial condition and results of operations.
The state of the economy and various economic, social and political factors, including inflation, recession, pandemics, unemployment, social unrest/civil disorder, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, including weakness in foreign sovereign debt and currencies, the United Kingdom’s exit from the European Union, hostile actions of foreign governments (including the Russian-Ukranian War), may directly and indirectly have a destabilizing effect on our financial condition and results of operations. Unfavorable or uncertain international, national or regional political or economic environments could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
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
The economic impact of COVID-19 has adversely affected our business, financial condition, results of operations and our liquidity and such economic impact will likely continue for the foreseeable future.
COVID-19 significantly disrupted supply chains and the labor markets, impacted interest rates and adversely affected business activity and the overall economic and financial markets.  As of December 31, 2022, economic conditions in Texas have returned to pre-pandemic levels. Although commercial activity has improved to levels close to those existing prior to the outbreak of the pandemic, the economy continues to be impacted by high inflation and recessionary concerns.
The uncertain economy may also impair the ability of our borrowers to make their monthly loan payments, which would result in increases in delinquencies, declining collateral values, defaults, foreclosures and other losses on our loans as well as impact our operations and business.
Federal, state and local governments mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. Since the implementation of the PPP in 2020, we originated over $420 million of loans in this program. Furthermore, there has been litigation against banks related to their participation in the PPP and other government stimulus programs, the costs and effects of which could be material to us.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business infrastructure, such as banking services, core processing and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct business. Technological or financial difficulties of one of our third-party service providers or their subcontractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches, including as a result of increased remote working, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day-to-day operations, and preventing a successful attack or security breach at one or more of such third-party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, disclosure obligations, civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may be held responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches or other disruptions. Failures in our business structure or in the structure of one or more of our third-party service providers could interrupt the operations or increase the cost of doing business.
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
We have and may continue to purchase MBS at premiums.  Our prepayment assumptions take into account market consensus speeds, current trends and past experience.  If actual prepayments exceed our projections, the amortization expense associated with these MBS will increase, thereby decreasing our net income.  The increase in amortization expense and the corresponding decrease in net income could have a material adverse effect on our financial condition and results of operations.
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
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The increase of “remote work” opportunities in the financial services industry, largely the result of the COVID pandemic and employee preferences, means that community banks must compete more directly against larger financial institutions for qualified workers. The federal banking agencies have also issued comprehensive guidance on incentive compensation limitations, and jointly proposed additional restrictions in the future, which may impact our retention of qualified personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.
We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, credit unions, fintech companies, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can be affiliated under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer certain products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Our competitors may have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can, including lower or discontinued fees, such as non-sufficient funds and overdraft fees.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  This allowance represents management’s best estimate of expected losses that may occur over the contractual life of our current loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks expected in the loan portfolio considering historical losses, current conditions and reasonable and supportable forecasts.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and forecasted economic, political and regulatory conditions, including the ongoing impact of COVID-19, inflation and recessionary concerns; the Federal Reserve’s aggressive raising of the federal funds rate throughout 2022; and unidentified losses expected in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Business and consumer customers of Southside Bank may be currently experiencing varying degrees of financial distress, which may continue over the coming months and may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and may increase our allowance for credit losses, particularly should businesses remain closed and should more customers draw on their lines of credit or seek additional loans to help finance their businesses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.
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
Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate within Texas.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, a substantial percentage of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, pandemics, natural or man-made disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2022, we had $205.7 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and the cessation of LIBOR may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The IBA, the administrator of LIBOR, announced on November 30, 2020, that it would cease publishing the one-week and two-month LIBOR rates on December 31, 2021, but would continue publishing the one-, three-, six-, and twelve-month LIBOR rates until June 30, 2023. Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation.
To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the Secured Overnight Financing Rate that will replace LIBOR in certain financial contracts after June 30, 2023.
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
Since 2015, the market price of a barrel of crude oil has been extremely volatile. To partially mitigate this volatility, oil producers have found ways to reduce production costs. During 2020, as the pandemic unfolded and worldwide economic activity slowed dramatically, demand for crude oil immediately declined as did the price per barrel of crude oil, which at one point was negative. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. However, during 2021, the market rebounded significantly, and as of December 31, 2022, the price per barrel of crude oil was approximately $85.  As of December 31, 2022, energy loans comprised approximately 2.68% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  If oil prices decline for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Southside Bancshares, Inc., primarily through Southside Bank, and certain of its nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act and the Regulatory Relief Act, and the adoption of the Basel III Capital Rules and the European Union’s General Data Protection Regulations. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection (as implemented through the Bureau) interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities.  In addition, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
We may become subject to increased regulatory capital requirements.
The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates the Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that began January 1, 2013 for institutions that exceed $15 billion in assets.  Furthermore, each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.  As a result of new regulations, we were required to begin complying with higher minimum capital requirements as of January 1, 2015.  The 2015 Capital Rules implemented certain provisions of the Dodd-Frank Act and Basel III.  These 2015 Capital Rules also make important changes to the prompt corrective action framework.  Similarly, the 2018 Capital Rules issued by the federal banking agencies will impact our capital calculations by changing the methodology for calculating and reporting incurred losses on certain assets. For additional discussion relating to capital adequacy refer to “Item 1. Business - Supervision and Regulation - Capital Adequacy” in this report.  The Company believes it will continue to meet the capital guidelines, however complying with any higher 2015 Capital Rules mandated by the Dodd-Frank Act or Basel III, and/or the 2018 Capital Rules mandated by the federal banking agencies, may affect our operations, including our asset portfolios and financial performance.
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
From time to time, customers make claims and take legal action pertaining to the performance of our fiduciary responsibilities.  Whether customer claims and legal actions related to the performance of our fiduciary responsibilities are merited, defending claims is costly and diverts management’s attention, and if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception and products and services as well as impact customer demand for those products and services.  Any financial liability or reputational damage resulting from claims and legal actions could have a material adverse effect on our business, financial condition and results of operations.
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
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, inflation, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
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
Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the CBCA, which requires prior notice to the Federal Reserve for any acquisition.  Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the BHCA.  As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable. These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our share.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. This site also houses a banking center, a technology center, back office support areas and wealth management and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in University Center II and at 104 N. Temple, Diboll, Texas 75941. Additional wealth management and trust services are located at 2510 West Frank Street, Lufkin, Texas 75904. All of these locations are owned by Southside. As of December 31, 2022, Southside operated 55 branches which includes traditional full service branches and full service branches within grocery stores. These branches are located in the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas, Austin and Houston regions. Of the 55 branches, 36 are owned and 19 are leased. In addition to our branches, Southside also operates drive-thrus, wealth management and trust services or other financial services offices which Southside owns. Southside also owns 74 ATMs/ITMs located throughout our market areas.
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
SHAREHOLDERS
There were approximately 1,400 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 22, 2023.
DIVIDENDS
See the section captioned “Item 8.  Financial Statements and Supplementary Data - Note 13 – Shareholders’ Equity” in our consolidated financial statements included in this report for the amount of cash dividends we paid. Also, see “Item 1 - Business - Supervision and Regulation - Dividends” and “Item 7 - Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.
ISSUER SECURITY REPURCHASES
On March 1, 2022, our board of directors approved a Stock Repurchase Plan, authorizing the repurchase, from time to time, of up to 1.0 million shares of the Company’s outstanding common stock. On December 13, 2022, the board of directors increased its authorization under the Company’s Stock Repurchase Plan by an additional 1.0 million shares for a total authorization to repurchase up to 2.0 million shares. During 2022, we repurchased a total of 923,775 shares at an average price per share of $36.63.

Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
October 1, 2022 - October 31, 2022	63,341	$34.02	63,341	621,860
November 1, 2022 - November 30, 2022	261,196	35.39	261,196	360,664
December 1, 2022 - December 31, 2022	284,439	34.92	284,439	1,076,225
Total	608,976	$35.03	608,976

Subsequent to December 31, 2022, and through February 22, 2023, we purchased 173,670 shares of common stock at an average price of $35.73 pursuant to the Stock Repurchase Plan.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2022, 2021 or 2020 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated assuming that $100 was invested on December 31, 2017 and that all dividends are reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Index Value
200
150
100
50
Southside Bancshares, Inc.
Russell 2000 Index
Peer Group
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

		Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Southside Bancshares, Inc.	100.00	97.60	118.41	103.32	144.19	128.55
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
SBSI Peer Group Index*	100.00	86.30	103.73	105.51	134.39	123.45

*Peer group index includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), Hilltop Holdings (HTH), Independent Bank Group, Inc. (IBTX), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI) and Veritex Holdings, Inc. (VBTX).

Source: S&P Global Market Intelligence
© 2023

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2022 and 2021 and financial condition as of December 31, 2022 and 2021.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K for a discussion and analysis of the more significant factors that affected periods prior to 2021.
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

•the potential of the ongoing impact of the COVID-19 pandemic and related variants on our future consolidated financial condition and results of operations and the financial condition of our customers;
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

	Years Ended December 31,
	2022	2021	2020
Net interest income (GAAP)	$212,341	$189,557	$187,265
Tax-equivalent adjustments:
Loans	2,993	2,920	2,752
Tax-exempt investment securities	11,388	10,045	8,812
Net interest income (FTE) (1)	$226,722	$202,522	$198,829

Average earning assets	$6,822,667	$6,402,554	$6,486,444

Net interest margin	3.11%	2.96%	2.89%
Net interest margin (FTE) (1)	3.32%	3.16%	3.07%

Net interest spread	2.86%	2.80%	2.68%
Net interest spread (FTE) (1)	3.07%	3.01%	2.86%
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

OVERVIEW
COVID-19
COVID-19 significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines primarily during 2020 and 2021, and to a lesser extent, after 2021. In compliance with social distancing guidelines issued by federal, state and local governments, we implemented a number of precautionary actions to safeguard our business and our employees from COVID-19. Additionally, COVID-19 and governmental efforts to combat the impact of the pandemic significantly disrupted supply chains, business activity and the overall economic and financial markets globally and in our footprint.
Since the implementation of the PPP in 2020, we originated over $420 million of loans in this program, of which $113,000 were still outstanding as of December 31, 2022. Additionally, we assisted both our consumer and commercial borrowers that experienced financial hardship due to COVID-19 related challenges.
We continue to monitor and assess the economic impacts of the COVID-19 pandemic on our employees and customers. The ongoing pandemic could continue to adversely impact the markets in which we operate and our business, operations and financial condition.
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity at pre-pandemic levels. Increasing interest rates and high building costs have caused a slowdown in what was a robust single family housing market. Worker shortages, supply chain disruptions and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing higher inflation and interest rates could have a negative impact on both our consumer and commercial borrowers. Despite these conditions, overall, Texas continues to experience economic growth due to company relocations and expansions, combined with overall population growth.
OPERATING RESULTS
During the year ended December 31, 2022, our net income decreased $8.4 million, or 7.4%, to $105.0 million from $113.4 million for the same period in 2021. The decrease in net income was largely driven by the $20.2 million increase in the provision for credit losses, the $8.5 million decrease in noninterest income and the $5.3 million increase in noninterest expense, partially offset by the $22.8 million increase in net interest income, and the $2.8 million decrease in income tax expense. Earnings per diluted common share decreased $0.21, or 6.1%, to $3.26 for the year ended December 31, 2022, from $3.47 for the same period in 2021.

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the three-year period ended December 31, 2022.  This information should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2022	2021	2020
Summary Balance Sheet Data
Securities AFS, at estimated fair value	$1,299,014	$2,764,325	$2,587,305
Securities HTM, at carrying value	1,326,729	90,780	108,998
Loans	4,147,691	3,645,162	3,657,779
Total assets	7,558,636	7,259,602	7,008,227
Noninterest bearing deposits	1,671,562	1,644,775	1,354,815
Interest bearing deposits	4,526,457	4,077,552	3,577,507
Total deposits	6,198,019	5,722,327	4,932,322
FHLB borrowings	153,358	344,038	832,527
Subordinated notes, net of unamortized debt issuance costs	98,674	98,534	197,251
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,260	60,255
Shareholders’ equity	745,997	912,172	875,297
Summary Income Statement Data
Interest income	$252,981	$215,987	$231,828
Interest expense	40,640	26,430	44,563
Provision for (reversal of) credit losses	3,241	(16,964)	20,201
Deposit services	25,843	26,368	24,359
Net gain (loss) on sale of securities AFS	(3,819)	3,862	8,257
Noninterest income	40,857	49,336	49,732
Noninterest expense	130,326	125,030	123,307
Net income	105,020	113,401	82,153
Per Common Share Data
Earnings-basic	$3.27	$3.48	$2.47
Earnings-diluted	3.26	3.47	2.47
Cash dividends declared and paid	1.40	1.37	1.30
Book value	23.65	28.20	26.56
Asset Quality
Allowance for loan losses	$36,515	$35,273	$49,006
Allowance for loan losses to total loans	0.88%	0.97%	1.34%
Net loan charge-offs	$696	$771	$1,204
Net loan charge-offs to average loans	0.02%	0.02%	0.03%
Nonperforming assets	$10,862	$11,609	$17,480
Nonperforming assets to:
Total loans	0.26%	0.32%	0.48%
Total assets	0.14%	0.16%	0.25%
Consolidated Capital Ratios
Common equity tier 1 capital	12.63%	14.17%	14.68%
Tier 1 risk-based capital	13.70%	15.43%	16.08%
Total risk-based capital	16.11%	18.15%	21.78%
Tier 1 leverage capital	9.96%	10.33%	9.81%
Average shareholders’ equity to average total assets	10.65%	12.47%	11.55%

FINANCIAL CONDITION
    Our total assets increased $299.0 million, or 4.1%, to $7.56 billion at December 31, 2022 from $7.26 billion at December 31, 2021. Our securities portfolio decreased by $229.4 million, or 8.0%, to $2.63 billion, compared to $2.86 billion at December 31, 2021. The decrease in the securities portfolio was due to the increase in the unrealized loss in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the year ended December 31, 2022. Our FHLB stock decreased $5.2 million, or 36.1%, to $9.2 million from $14.4 million at December 31, 2021, due to the decline in our FHLB borrowings during 2022, reducing the amount of FHLB stock we are required to hold.
Loans at December 31, 2022 were $4.15 billion, an increase of $502.5 million, or 13.8%, compared to $3.65 billion at December 31, 2021. Our PPP loans, a component of the commercial loan category, decreased $30.9 million during the year due to forgiveness payments received for loans funded under the CARES Act. Excluding PPP loans, total loans increased $533.5 million, or 14.8%, due to increases of $389.5 million in commercial real estate loans, $111.8 million in construction loans, $24.0 million in commercial loans (excluding PPP loans), $12.4 million in 1-4 family residential loans and $7.0 million in municipal loans. The increases were partially offset by a decrease of $11.3 million in loans to individuals. Loans held for sale decreased $1.0 million, or 60.4%, to $667,000 at December 31, 2022 from $1.7 million at December 31, 2021.
Our nonperforming assets at December 31, 2022 decreased $747,000, or 6.4%, to $10.9 million and represented 0.14% of total assets, compared to $11.6 million, or 0.16% of total assets, at December 31, 2021.  Nonaccruing loans increased $310,000, or 12.2%, to $2.8 million, and the ratio of nonaccruing loans to total loans remained at 0.07% at December 31, 2022 and December 31, 2021.  Restructured loans were $7.8 million at December 31, 2022, a decrease of 13.5%, from $9.1 million at December 31, 2021. There was $93,000 of OREO and $74,000 of repossessed assets at December 31, 2022. There was neither any OREO nor repossessed assets at December 31, 2021.
Our deposits increased $475.7 million, or 8.3%, to $6.20 billion at December 31, 2022 from $5.72 billion at December 31, 2021. The increase was primarily due to the increase in our brokered deposits of $364.5 million, or 123.6%, primarily associated with funding our cash flow hedge swaps in place of some of the FHLB advances to obtain lower cost funding.
Total FHLB borrowings decreased $190.7 million, or 55.4%, to $153.4 million at December 31, 2022, from $344.0 million at December 31, 2021.
Our total shareholders’ equity at December 31, 2022 decreased 18.2%, or $166.2 million, to $746.0 million, or 9.9% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The primary decrease in shareholders’ equity was the result of other comprehensive loss of $197.2 million, a direct result of the impact of rising interest rates on the AFS securities portfolio. Additional decreases in shareholders’ equity included cash dividends paid of $44.9 million and the repurchase of $33.8 million of our common stock. These decreases were partially offset by net income of $105.0 million, stock compensation expense of $3.2 million, common stock issued under our dividend reinvestment plan of $1.2 million and net issuance of common stock under employee stock plans of $289,000.
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
During the first quarter of 2022, we replaced $310 million of FHLB advances with lower cost brokered deposits, increasing this funding source of our cash flow hedge swaps to $575 million, to lower this expense. As FHLB advances became a lower cost funding source than brokered deposits, in the fourth quarter, we replaced $150 million of the brokered deposits with FHLB advances as the funding source of our cash flow hedge swaps. We continue to evaluate the lowest cost alternative funding sources for our cash flow swaps and will use either brokered deposits or FHLB advances, or a combination of the two funding sources. During 2020 and 2021, management used the significant increase in non-maturity deposits, net of brokered deposits, to reduce dependence on more interest rate sensitive wholesale funding. At December 31, 2022, the securities portfolio was funded primarily by non-maturity deposits with wholesale funding accounting for approximately 37% of the funding source, of which approximately 57% is swapped at a fixed rate, providing protection from rising interest rates.
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
Our securities portfolio decreased from $2.86 billion at December 31, 2021 to $2.63 billion at December 31, 2022. The decrease in the securities portfolio was due to an unrealized loss position in the portfolio, sales of securities, and principal payments, which more than offset the securities purchased during the year ended December 31, 2022.
During the year ended December 31, 2022, the composition of the securities portfolio continued to change as corporate bonds increased while the remaining categories in the portfolio decreased. The decrease in MBS was attributable to sales of U.S. Agency MBS and principal payments, partially offset by MBS purchases. During the year ended December 31, 2022, we purchased $302.9 million in highly rated primarily Texas municipal securities, $41.2 million of which were taxable, $49.4 million in U.S. Treasury Notes, $322.5 million in MBS and $35.1 million in investment grade subordinated debt. Sales during the year ended December 31, 2022, included $107.5 million in U.S. Treasury Notes due to the rising rate environment, $28.1 million in municipal securities and $328.8 million in MBS to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the year ended December 31, 2022, resulted in a net realized loss of $3.8 million.
During the year ended December 31, 2022, management transferred to HTM, long duration AFS municipal securities with fair values of approximately $1.04 billion. Management also transferred to HTM, MBS with fair values of approximately $56.7 million during the year ended December 31, 2022. Additionally, during the year ended December 31, 2022, management transferred to HTM, $152.2 million in corporate bonds. Long duration securities experience greater fair value volatility when interest rates either rise or fall. These transfers reduce any future volatility reflected in AOCI, resulting from unrealized gains or losses. These transfers were made to align the investment portfolio with the current balance sheet strategy, and management has the intent and ability to hold these securities to maturity.
At December 31, 2022, securities as a percentage of assets totaled 34.7%, compared to 39.3% at December 31, 2021, due to an increase in total assets of $299.0 million and the $229.4 million, or 8.0%, decrease in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During the year ended December 31, 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of December 31, 2022, hedged securities with a carrying amount of $743.9 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that a hedged transaction affects earnings. A pre-tax unrealized gain of $21.6 million was recognized in other comprehensive income as of December 31, 2022 and there was no ineffective portion of these hedges.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and FRDW borrowings. Our FHLB borrowings decreased 55.4%, or $190.7 million, to $153.4 million at December 31, 2022 from $344.0 million at December 31, 2021.
For the year ended December 31, 2022, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 18.1%, from 11.8% at December 31, 2021.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs increased $196.2 million, or 794.3%, from $24.7 million at December 31, 2021, to $220.9 million at December 31, 2022. At December 31, 2022, our brokered CDs had a weighted average cost of 359 basis points and remaining maturities of less than 5 months. Our brokered non-maturity deposits increased to $438.4 million at December 31, 2022, of which $425.0 million are related to our cash flow hedges, from $270.1 million at December 31, 2021, with a weighted average cost of 126 basis points and 91 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $1.10 billion, with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $575.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to three-month LIBOR or to one-month LIBOR. In connection with $575.0 million and $605.0 million of the agreements outstanding at December 31, 2022 and December 31, 2021, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 1.02% with a remaining average weighted maturity of 2.3 years at December 31, 2022. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

RESULTS OF OPERATIONS
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K for a discussion and analysis of the periods prior to 2021.
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest income:
Loans	$170,410	$144,803	$158,450
Taxable investment securities	18,940	13,312	4,172
Tax-exempt investment securities	45,001	37,730	33,416
MBS	16,639	19,534	34,319
FHLB stock and equity investments	503	530	1,233
Other interest earning assets	1,488	78	238
Total interest income	252,981	215,987	231,828
Interest expense:
Deposits	29,075	9,404	24,648
FHLB borrowings	3,291	7,348	11,397
Subordinated notes	4,015	8,246	6,301
Trust preferred subordinated debentures	2,397	1,390	1,829
Repurchase agreements	199	42	226
Other borrowings	1,663	—	162
Total interest expense	40,640	26,430	44,563
Net interest income	$212,341	$189,557	$187,265
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities. Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2020, the Federal Reserve reduced target federal funds rate by 150 basis points to 25 basis points. There were no changes to the federal funds rate during 2021. During the year ended December 31, 2022, the Federal Reserve increased the target federal funds rate by 425 basis points to 450 basis points and in February 2023 increased it to 475 basis points, with indications that it anticipates additional rate increases during 2023. The increase in the federal funds rate has increased our net interest income. However, as the federal funds rate increases further and the yield curve remains inverted, it may be less beneficial to our net interest income.
Net interest income was $212.3 million for the year ended December 31, 2022, compared to $189.6 million for the same period in 2021, an increase of $22.8 million, or 12.0%. The increase in net interest income for the year ended December 31, 2022 was due to the increase in the average yield as well as the average balance of interest earning assets and the change in the mix of our interest bearing liabilities, partially offset by the increase in interest expense on our interest bearing liabilities due to the increase in interest rates. Total interest income increased $37.0 million, or 17.1%, to $253.0 million for the year ended December 31, 2022, compared to $216.0 million for the same period in 2021. Total interest expense increased $14.2 million, or 53.8%, to $40.6 million for the year ended December 31, 2022, compared to $26.4 million for the same period in 2021. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 3.11% and 3.32%, respectively, for the year ended December 31, 2022, compared to 2.96% and 3.16%, respectively, for the same period in 2021, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.86% and 3.07%, respectively, compared to 2.80% and

3.01%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Year Ended December 31, 2022 Compared to 2021			Year Ended December 31, 2021 Compared to 2020
	Change Attributable to		Total Change	Change Attributable to		Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate		Average Volume	Average Yield/Rate
Interest income on:
Loans (1)	$10,475	$15,213	$25,688	$(3,486)	$(9,945)	$(13,431)
Loans held for sale	(33)	25	(8)	(34)	(14)	(48)
Taxable investment securities	5,201	427	5,628	9,412	(272)	9,140
Tax-exempt investment securities (1)	9,024	(410)	8,614	7,029	(1,482)	5,547
Mortgage-backed and related securities	(8,635)	5,740	(2,895)	(12,869)	(1,916)	(14,785)
FHLB stock, at cost, and equity investments	(291)	264	(27)	(376)	(327)	(703)
Interest earning deposits	(3)	287	284	83	(243)	(160)
Federal funds sold	1,126	—	1,126	—	—	—
Total earning assets	16,864	21,546	38,410	(241)	(14,199)	(14,440)
Interest expense on:
Savings accounts	173	712	885	235	(99)	136
CDs	(514)	2,538	2,024	(5,560)	(7,856)	(13,416)
Interest bearing demand accounts	1,645	15,117	16,762	1,150	(3,114)	(1,964)
FHLB borrowings	(8,637)	4,580	(4,057)	(4,052)	3	(4,049)
Subordinated notes, net of unamortized debt issuance costs	(3,122)	(1,109)	(4,231)	2,878	(933)	1,945
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	1,007	1,007	—	(439)	(439)
Repurchase agreements	19	138	157	(57)	(127)	(184)
Other borrowings	1,663	—	1,663	(162)	—	(162)
Total interest bearing liabilities	(8,773)	22,983	14,210	(5,568)	(12,565)	(18,133)
Net change	$25,637	$(1,437)	$24,200	$5,327	$(1,634)	$3,693
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures.”
The increase in total interest income for the year ended December 31, 2022 was attributable to the increase in average yield on interest earning assets to 3.92% from 3.58% for the year ended December 31, 2021, as well as a $420.1 million, or 6.6%, increase in the average balance of interest earning assets for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in average earning assets was primarily the result of the increase in loans and investment securities, partially offset by the decrease in MBS.
The increase in total interest expense for the year ended December 31, 2022 was primarily attributable to the increase in interest rates on our interest bearing liabilities to 0.85% from 0.57% for the year ended December 31, 2021.
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and increased to 90.5% of total average deposits for the year ended December 31, 2022 from 87.3% for the year ended December 31, 2021.
At December 31, 2022, our brokered CDs had remaining maturities of less than five months.  At December 31, 2022, brokered CDs increased to 3.6% of deposits compared to 0.4% of deposits at December 31, 2021.  Our brokered non-maturity deposits increased to 7.1% of deposits at December 31, 2022 compared to 4.7% of deposits at December 31, 2021. Our wholesale funding policy currently allows for maximum brokered deposits of $1.10 billion with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2022, 2021 and 2020.  The interest and related yields presented are on a fully taxable-equivalent basis and are therefore, non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$3,918,249	$173,355	4.42%	$3,668,149	$147,667	4.03%	$3,750,657	$161,098	4.30%
Loans held for sale	1,098	48	4.37%	2,063	56	2.71%	3,254	104	3.20%
Securities:
Taxable investment securities (2)	627,546	18,940	3.02%	454,836	13,312	2.93%	133,785	4,172	3.12%
Tax-exempt investment securities (2)	1,675,227	56,389	3.37%	1,407,231	47,775	3.39%	1,201,385	42,228	3.51%
Mortgage-backed and related securities (2)	496,940	16,639	3.35%	793,300	19,534	2.46%	1,311,722	34,319	2.62%
Total securities	2,799,713	91,968	3.28%	2,655,367	80,621	3.04%	2,646,892	80,719	3.05%
FHLB stock, at cost, and equity investments	21,255	503	2.37%	37,549	530	1.41%	59,439	1,233	2.07%
Interest earning deposits	37,898	362	0.96%	39,426	78	0.20%	26,202	238	0.91%
Federal funds sold	44,454	1,126	2.53%	—	—	—	—	—	—
Total earning assets	6,822,667	267,362	3.92%	6,402,554	228,952	3.58%	6,486,444	243,392	3.75%
Cash and due from banks	104,602			94,959			79,677
Accrued interest and other assets	457,782			670,062			664,511
Less: Allowance for loan losses	(35,962)			(43,064)			(50,807)
Total assets	$7,349,089			$7,124,511			$7,179,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$671,402	1,838	0.27%	$578,245	953	0.16%	$440,346	817	0.19%
CDs	579,223	5,659	0.98%	663,789	3,635	0.55%	1,182,938	17,051	1.44%
Interest bearing demand accounts	3,139,628	21,578	0.69%	2,464,670	4,816	0.20%	2,061,805	6,780	0.33%
Total interest bearing deposits	4,390,253	29,075	0.66%	3,706,704	9,404	0.25%	3,685,089	24,648	0.67%
FHLB borrowings	135,926	3,291	2.42%	665,384	7,348	1.10%	1,032,269	11,397	1.10%
Subordinated notes, net of unamortized debt issuance costs	98,604	4,015	4.07%	171,857	8,246	4.80%	113,736	6,301	5.54%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,262	2,397	3.98%	60,258	1,390	2.31%	60,252	1,829	3.04%
Repurchase agreements	29,919	199	0.67%	22,257	42	0.19%	32,890	226	0.69%
Other borrowings	47,926	1,663	3.47%	—	—	—	59,050	162	0.27%
Total interest bearing liabilities	4,762,890	40,640	0.85%	4,626,460	26,430	0.57%	4,983,286	44,563	0.89%
Noninterest bearing deposits	1,712,849			1,516,682			1,277,011
Accrued expenses and other liabilities	90,988			93,136			90,548
Total liabilities	6,566,727			6,236,278			6,350,845
Shareholders’ equity	782,362			888,233			828,980
Total liabilities and shareholders’ equity	$7,349,089			$7,124,511			$7,179,825
Net interest income (FTE)		$226,722			$202,522			$198,829
Net interest margin (FTE)			3.32%			3.16%			3.07%
Net interest spread (FTE)			3.07%			3.01%			2.86%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of December 31, 2022, 2021 and 2020, loans totaling $2.8 million, $2.5 million and $7.7 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR CREDIT LOSSES
For the year ended December 31, 2022, there was a provision for credit losses of $3.2 million, compared to a reversal of provision for credit losses of $17.0 million for the year ended December 31, 2021. The increase in provision expense for the year ended December 31, 2022, compared to 2021, was primarily reflective of economic uncertainty related to inflation and recessionary concerns, partially offset by improved asset quality based on known and knowable information as of December 31, 2022.
As of December 31, 2022, and 2021, our reviews of the loan portfolio indicated that loan loss allowances of $36.5 million and $35.3 million, respectively, were appropriate to cover expected credit losses in the portfolio. See the section captioned “Allowance for Credit Losses - Loans” elsewhere in this discussion for further analysis of the provision for credit losses for loans.
The balance of the allowance for off-balance-sheet credit exposures at December 31, 2022 and 2021, was $3.7 million and $2.4 million, respectively, and is included in other liabilities. See the section captioned “Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures” elsewhere in this discussion for further analysis of the provision for credit losses for off-balance-sheet credit exposures.
The following table details the provision for (reversal of) loan losses and provision for (reversal of) off-balance-sheet credit exposures for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	2022	Increase (Decrease)		2021	Increase (Decrease)		2020
Provision for (reversal of) loan losses	$1,938	$14,900	115.0%	$(12,962)	$(33,072)	(164.5)%	$20,110
Provision for (reversal of) off-balance-sheet credit exposures	1,303	5,305	132.6%	(4,002)	(4,093)	(4,497.8)%	91
Total provision for (reversal of) credit losses	$3,241	$20,205	119.1%	$(16,964)	$(37,165)	(184.0)%	$20,201

NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	2022	Increase (Decrease)		2021	Increase (Decrease)		2020
Deposit services	$25,843	$(525)	(2.0)%	$26,368	$2,009	8.2%	$24,359
Net gain (loss) on sale of securities AFS	(3,819)	(7,681)	(198.9)%	3,862	(4,395)	(53.2)%	8,257
Gain on sale of loans	531	(1,110)	(67.6)%	1,641	(1,131)	(40.8)%	2,772
Trust fees	5,992	33	0.6%	5,959	826	16.1%	5,133
BOLI	2,647	29	1.1%	2,618	64	2.5%	2,554
Brokerage services	3,335	(48)	(1.4)%	3,383	1,112	49.0%	2,271
Other noninterest income	6,328	823	15.0%	5,505	1,119	25.5%	4,386
Total noninterest income	$40,857	$(8,479)	(17.2)%	$49,336	$(396)	(0.8)%	$49,732

The 17.2% decrease in noninterest income for the year ended December 31, 2022, when compared to the same period in 2021, was due to a net loss on sale of securities AFS and decreases in gain on sale of loans and deposit services income, partially offset by an increase in other noninterest income.
The decrease in deposit services income for the year ended December 31, 2022, when compared to the same period in 2021, was due to a decrease in fees for overdraft and non-sufficient funds and debit card income, partially offset by an increase in service charges on commercial deposit accounts.
During the year ended December 31, 2022, we sold U.S. Treasury securities, MBS and municipal securities that resulted in a net loss on sale of AFS securities of $3.8 million. During the year ended December 31, 2021, we sold MBS, municipal securities and U.S. Treasury securities that resulted in a net gain on sale of AFS securities of $3.9 million.
Gain on sale of loans decreased for the year ended December 31, 2022, when compared to the same period in 2021, due to a decrease in the volume of loans sold as interest rates increased during 2022.
Other noninterest income increased for the year ended December 31, 2022, when compared to the same period in 2021, primarily due to increases in investment income, mortgage derivative income, mortgage servicing fee income, credit card fee income and letter of credit fee income, partially offset by decreases in equity investment income and swap fee income.

NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	2022	Increase (Decrease)		2021	Increase (Decrease)		2020
Salaries and employee benefits	$82,633	$2,741	3.4%	$79,892	$2,667	3.5%	$77,225
Net occupancy	15,130	891	6.3%	14,239	(130)	(0.9)%	14,369
Advertising, travel & entertainment	3,430	1,063	44.9%	2,367	220	10.2%	2,147
ATM expense	1,314	148	12.7%	1,166	148	14.5%	1,018
Professional fees	4,959	944	23.5%	4,015	(209)	(4.9)%	4,224
Software and data processing	6,847	1,172	20.7%	5,675	718	14.5%	4,957
Communications	1,896	(337)	(15.1)%	2,233	249	12.6%	1,984
FDIC insurance	1,945	138	7.6%	1,807	683	60.8%	1,124
Amortization of intangibles	2,273	(576)	(20.2)%	2,849	(768)	(21.2)%	3,617
Loss on redemption of subordinated notes	—	(1,118)	(100.0)%	1,118	1,118	100.0%	—
Other noninterest expense	9,899	230	2.4%	9,669	(2,973)	(23.5)%	12,642
Total noninterest expense	$130,326	$5,296	4.2%	$125,030	$1,723	1.4%	$123,307

The primary increase in noninterest expense for the year ended December 31, 2022, when compared to the same period in 2021, was in salaries and employee benefits. Several additional expense categories also increased during the year ended December 31, 2022, including software and data processing expense, advertising, travel and entertainment expense, professional fees and net occupancy expense, however when combined, such expenses were partially offset by the loss on the redemption of subordinated notes recorded in the third quarter of 2021, amortization of intangibles and communications expense.
Salaries and employee benefits expense increased during the year ended December 31, 2022, compared to the same period in 2021, due to an increase in direct salary expense, partially offset by decreases in retirement expense and health insurance expense.
Direct salary expense increased $3.7 million, or 5.5%, for the year ended December 31, 2022, compared to the same period in 2021, primarily due to normal salary increases effective in the first quarter of 2022, market increases in the second quarter of 2022 and new employees hired during the year.
Retirement expense, included in salaries and employee benefits, decreased $692,000, or 17.1%, for the year ended December 31, 2022, compared to the same period in 2021. This decrease was primarily due to a decrease in our split dollar agreement expense, deferred compensation expense and 401(k) Plan matching expense.
Health and life insurance expense, included in salaries and employee benefits, decreased $243,000, or 2.7%, for the year ended December 31, 2022 compared to the same period in 2021 due to a decrease in health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Advertising, travel and entertainment expense increased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to increases in donations, travel related expenses and media advertising.
ATM expense increased for the year ended December 31, 2022, compared to the same period in 2021, due primarily to an increase in armored car expense.
Professional fees increased for the year ended December 31, 2022, when compared to the same period in 2021, due to an increase in consulting fees.
Software and data processing expense increased for the year ended December 31, 2022, compared to the same period in 2021, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the year ended December 31, 2022, when compared to the same periods in 2021, driven by a decrease in phone and internet costs due to a change in vendors.

Amortization of intangibles decreased for the year ended December 31, 2022, compared to the same period in 2021, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $856,000 and debt issuance costs of $251,000 associated with the notes at the time of redemption on September 30, 2021.
    INCOME TAXES
Pre-tax income for the year ended December 31, 2022 was $119.6 million, compared to $130.8 million for the year ended December 31, 2021.
Income tax expense was $14.6 million for the year ended December 31, 2022 and represented a decrease of $2.8 million, or 16.2%, from $17.4 million for the year ended December 31, 2021.  The ETR as a percentage of pre-tax income was 12.2% in 2022 and 13.3% in 2021. The decrease in the ETR for the year ended December 31, 2022, compared to the same period in 2021, was mainly due to an increase in tax-exempt income as a percentage of pre-tax income. The decrease in the income tax expense for the year ended December 31, 2022 is primarily due to the decrease in pre-tax income in 2022 and the decrease in the ETR.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $34.7 million at December 31, 2022, as compared to a net deferred tax liability of $17.8 million in 2021. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio. See “Note 15 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at December 31, 2022 or December 31, 2021, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin.
Total loans as of December 31, 2022 increased $502.5 million, or 13.8%, and the average loan balance outstanding for the year increased $250.1 million, or 6.8%, compared to 2021.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. During 2021 and 2020, we originated $112.3 million and $310.5 million, respectively, of PPP loans included in our commercial loan portfolio with a remaining amortized cost basis at December 31, 2022 and 2021 of $113,000 and $31.0 million, respectively, representing a decrease of $30.9 million due to forgiveness payments received from loans funded under the CARES Act.
Excluding PPP loans, total loans increased $533.5 million, or 14.8%, due to increases of $389.5 million in commercial real estate loans, $111.8 million in construction loans, $24.0 million in commercial loans (excluding PPP loans), $12.4 million in 1-4 family residential loans and $7.0 million in municipal loans. The increases were partially offset by a decrease of $11.3 million in loans to individuals.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2022, was approximately $205.8 million.  Our largest loan relationship at December 31, 2022 was approximately $133.3 million.
The average yield on loans for the year ended December 31, 2022 increased to 4.42%, compared to 4.03% for the year ended December 31, 2021.  This increase was due to the higher interest rate environment during 2022.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
For purposes of this discussion, our loans are divided into real estate loans, commercial loans, municipal loans and loans to individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2022, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $3.21 billion in real estate loans, $663.5 million, or 20.7%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2022, these loans totaled $104.8 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2022, commercial real estate loans consisted of $1.60 billion of owner and non-owner occupied real estate loans, $363.3 million of loans secured by multi-family properties and $26.3 million of loans secured by farmland.
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
Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at December 31, 2022 and 2021 of $113,000 and $31.0 million, respectively.
Commercial loans decreased $6.9 million, to $412.1 million as of December 31, 2022, due entirely to a $30.9 million decrease in PPP loans as of December 31, 2022 resulting from forgiveness payments received for loans funded under the CARES Act.
MUNICIPAL LOANS
We make loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts increased $7.0 million, to $450.1 million as of December 31, 2022, when compared to 2021.

LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2022, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $45.5 million, or 61.0%, of total loans to individuals.
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
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following tables represent loan maturities and sensitivity to changes in interest rates for our loans (dollars in thousands).  The amounts of these loans outstanding at December 31, 2022, which, based on maturity, are due in (1) one year or less, (2) after one but within five years, (3) after five years but within 15 years, and (4) after 15 years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less	After One but Within Five Years	After Five Years Within 15 Years	After 15 Years	Total
Real estate loans:
Construction	$118,564	$280,010	$66,517	$94,590	$559,681
1-4 family residential	7,211	41,498	156,404	458,406	663,519
Commercial	44,101	1,168,386	710,897	64,323	1,987,707
Commercial loans	130,687	225,524	55,576	277	412,064
Municipal loans	3,587	73,198	235,875	137,407	450,067
Loans to individuals	10,893	49,888	13,641	231	74,653
Total loans	$315,043	$1,838,504	$1,238,910	$755,234	$4,147,691

Loans with maturities after one year for which:	Interest Rates are Fixed or Predetermined	Interest Rates are Floating or Adjustable
Real estate loans:
Construction	$127,073	$314,044
1-4 family residential	529,019	127,289
Commercial	866,529	1,077,077
Commercial loans	163,034	118,343
Municipal loans	431,391	15,089
Loans to individuals	63,417	343
Total loans	$2,180,463	$1,652,185

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. These loans totaled $14.2 million and $28.3 million and represented 1.9% and 3.1% of shareholders’ equity as of December 31, 2022 and 2021, respectively.
PCD LOANS
We have purchased certain loans that as of the date of purchase have experienced more-than-insignificant deterioration in credit quality since origination. Management evaluates these loans against a probability threshold to determine if substantially all of the contractually required payments will be received. PCD loans are recorded at the purchase price plus an allowance for credit losses which becomes the PCD loan's initial amortized cost. The non-credit related discount or premium, the difference between the initial amortized cost and the par value, will be amortized into interest income over the life of the loan. Any further changes to the allowance for credit losses are recorded through provision expense. In accordance with the adoption of ASU 2016-3, management did not reassess whether PCI assets met the criteria of PCD assets and elected to not maintain pools of loans as of the date of adoption. All PCD loans are evaluated based upon product type within the underlying segment.
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
Total nonperforming assets at December 31, 2022 were $10.9 million, representing a decrease of $747,000, or 6.4%, from $11.6 million at December 31, 2021.  From December 31, 2021 to December 31, 2022, nonaccrual loans increased $310,000, or 12.2%, to $2.8 million with increases in nonaccrual construction loans, commercial real estate loans and loans to individuals, partially offset by decreases in nonaccrual 1-4 family residential loans and commercial loans during the year.  Restructured loans decreased $1.2 million, or 13.5%, to $7.8 million. There were $93,000 in OREO properties and $74,000 in repossessed assets as of December 31, 2022. As of December 31, 2021, there were no OREO properties or repossessed assets. Included in total nonperforming assets are $8.7 million and $10.2 million of loans classified as TDRs at December 31, 2022 and 2021, respectively.

The following table sets forth nonperforming assets and selected asset quality ratios for the periods presented (dollars in thousands):

	December 31,
	2022	2021
Nonaccrual loans	$2,846	$2,536
Accruing loans past due more than 90 days	—	—
TDR loans	7,849	9,073
OREO	93	—
Repossessed assets	74	—
Total nonperforming assets	$10,862	$11,609

Total loans	$4,147,691	$3,645,162
Allowance for loan losses at end of period	36,515	35,273

Ratio of nonaccruing loans to:
Total loans	0.07%	0.07%
Ratio of nonperforming assets to:
Total assets	0.14%	0.16%
Total loans	0.26%	0.32%
Total loans and OREO	0.26%	0.32%
Total loans, excluding PPP loans, and OREO	0.26%	0.32%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,283.03%	1,390.89%
Nonperforming assets	336.17%	303.84%
Total loans	0.88%	0.97%
Total loans, excluding PPP loans	0.88%	0.98%

Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.
We reversed $36,000 of interest income on nonaccrual loans during the year ended December 31, 2022. We had $1.6 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2022.
ALLOWANCE FOR CREDIT LOSSES - LOANS
The following table presents information regarding changes in the allowance for loan losses for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance of allowance for loan losses at beginning of period	$35,273	$49,006	$24,797
Impact of CECL adoption - cumulative effect adjustment	—	—	5,072
Impact of CECL adoption - purchased loans with credit deterioration	—	—	231
Total loan charge-offs	(2,584)	(2,751)	(2,854)
Total recovery of loans previously charged-off	1,888	1,980	1,650
Net loan charge-offs	(696)	(771)	(1,204)
Provision for (reversal of) loan losses	1,938	(12,962)	20,110
Allowance for loan losses at end of period	$36,515	$35,273	$49,006

Our allowance for loan losses was $36.5 million at December 31, 2022, or 0.88% of loans, an increase of $1.2 million, or 3.5%, compared to $35.3 million at December 31, 2021.  The increase was primarily due to economic uncertainty related to inflation and recessionary concerns, partially offset by improved asset quality.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of improved asset quality, offset slightly by continued economic uncertainty related to inflation and recessionary concerns, as based on known and knowable information as of December 31, 2022.
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
As of December 31, 2022, our review of the loan portfolio indicated that an allowance for loan losses of $36.5 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, rising interest rates and heightened inflation, may require future adjustments to the allowance for loan losses.
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
The following table presents the allocation of allowance for loan losses for the years presented (dollars in thousands):

	December 31,
	2022		2021
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real estate loans:
Construction	$3,164	13.5%	$3,787	12.3%
1-4 family residential	2,173	16.0%	1,866	17.9%
Commercial	28,701	47.9%	26,980	43.8%
Commercial loans	2,235	9.9%	2,397	11.5%
Municipal loans	45	10.9%	47	12.1%
Loans to individuals	197	1.8%	196	2.4%
Ending balance	$36,515	100.0%	$35,273	100.0%

The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

	Years Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding

Real estate loans:
Construction	$2	$517,570	—	$2	$529,914	—	$(12)	$612,328	—
1-4 family residential	38	650,785	0.01%	(61)	681,332	(0.01)%	(120)	760,132	(0.02)%
Commercial	81	1,802,971	—	87	1,445,579	0.01%	69	1,335,782	0.01%
Commercial loans	(199)	410,566	(0.05)%	(330)	499,295	(0.07)%	(513)	560,594	(0.09)%
Municipal loans	—	454,841	—	—	421,761	—	—	384,860	—
Loans to individuals	(618)	81,516	(0.76)%	(469)	90,268	(0.52)%	(628)	96,961	(0.65)%
Total	$(696)	$3,918,249	(0.02)%	$(771)	$3,668,149	(0.02)%	$(1,204)	$3,750,657	(0.03)%
For the year ended December 31, 2022, net loan charge-offs decreased $75,000, or 9.7%, to $696,000, compared to $771,000 for the same period in 2021.
See “Note 5 – Loans and Allowance for Loan Losses” in our consolidated financial statements included in this report.

ALLOWANCE FOR CREDIT LOSSES - OFF-BALANCE-SHEET CREDIT EXPOSURES
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020

Balance at beginning of period	$2,384	$6,386	$1,455
Impact of CECL adoption	—	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	1,303	(4,002)	91
Balance at end of period	$3,687	$2,384	$6,386
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the year ended December 31, 2022, we recorded a provision for credit losses for off-balance-sheet exposures of $1.3 million, compared to a reversal of provision of $4.0 million for the year ended December 31, 2021. The increase for the year ended December 31, 2022 was primarily due to economic uncertainty related to inflation and recessionary concerns, partially offset by improved asset quality. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

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
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2022, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 35.0% compared to loans, which were 54.9% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
Our MBS are all insured or guaranteed by U.S. government agencies and corporations. Our MBS include CMOs, which were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages. MBS generally may be prepaid at any time without penalty and can result in significantly increased price and yield volatility.  Most of our MBS were purchased at a premium and should they prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total unamortized premium for our MBS decreased to $3.2 million at December 31, 2022 compared to $7.0 million at December 31, 2021.
Our investment securities consist primarily of state and political subdivision (municipal bonds) and to a lesser extent corporate bonds. Most of our municipal bonds were issued by the State of Texas or political subdivisions or agencies within the State of Texas and are highly rated. All of our corporate bonds are subordinated debt issued by investment grade U.S. banks.
During 2022, we sold municipal securities, mortgage related securities, treasury notes and corporate bonds that resulted in an overall loss of $3.8 million. During 2021, the sale of AFS securities resulted in an overall gain of $3.9 million.
The combined investment securities, MBS, FHLB stock and other investments decreased to $2.65 billion at December 31, 2022, compared to $2.88 billion at December 31, 2021, a decrease of $235.2 million, or 8.2%.  The decrease is primarily a result of a decrease in our MBS of $145.9 million, or 24.0%, a decrease in our investment securities portfolio of $83.5 million, or 3.7%, and a decrease in FHLB stock of $5.2 million, or 36.1%, as of December 31, 2022 when compared to December 31, 2021.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2022 was $2.45 billion, which represented a net unrealized loss as of that date of $266.4 million.  The net unrealized loss was comprised of $272.2 million of unrealized losses and $5.8 million in unrealized gains.  The fair value of the AFS securities portfolio at December 31, 2022 was $1.30 billion, which included a net unrealized loss of $88.9 million.  The net unrealized loss was comprised of $90.2 million of unrealized losses and $1.3 million of unrealized gains.  The majority of the $90.2 million of unrealized losses is reflected in our state and political subdivisions. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates and is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
    From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. During the year ended December 31, 2022, there were $1.25 billion securities transferred from AFS to HTM. There were no securities transferred from AFS to HTM during the year ended December 31, 2021. There were no sales from the HTM portfolio during the years ended December 31, 2022 or 2021.  There were $1.33 billion and $90.8 million of securities classified as HTM at December 31, 2022 and 2021, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2022 AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$529	6.04%	$1,498	6.59%	$57,205	3.81%	$905,620	3.47%
Corporate bonds and other	—	—	—	—	685	5.23%	8,019	7.63%
MBS:
Residential	54	5.56%	1,267	4.35%	7,070	5.60%	306,636	4.27%
Commercial	—	—	5,613	3.12%	4,818	3.08%	—	—
Total	$583	6.00%	$8,378	3.93%	$69,778	3.96%	$1,220,275	3.70%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$125	2.62%	$1,038	3.80%	$5,014	3.93%	$1,031,379	3.09%
Corporate bonds and other	—	—	23,772	4.91%	128,780	3.85%	—	—
MBS:
Residential	10	4.95%	—	—	49	6.14%	93,737	2.90%
Commercial	11,849	2.03%	21,598	2.93%	—	—	9,378	2.75%
Total	$11,984	2.03%	$46,408	3.96%	$133,843	3.86%	$1,134,494	3.07%

At December 31, 2022, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits, FHLB borrowings, federal funds purchased and repurchase agreements to assist with our funding needs. Deposits provide us with our primary source of funds and the following table sets forth average deposits and rates paid by category (dollars in thousands):

	Years Ended December 31,
	2022		2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts (1)	$3,139,628	0.69%	$2,464,670	0.20%	$2,061,805	0.33%
Savings accounts	671,402	0.27%	578,245	0.16%	440,346	0.19%
CDs	579,223	0.98%	663,789	0.55%	1,182,938	1.44%
Total interest bearing deposits	4,390,253	0.66%	3,706,704	0.25%	3,685,089	0.67%
Noninterest bearing demand deposits	1,712,849	N/A	1,516,682	N/A	1,277,011	N/A
Total deposits	$6,103,102	0.48%	$5,223,386	0.18%	$4,962,100	0.50%

(1)For the year ended December 31, 2022, the average rate on interest bearing demand accounts includes the effect of interest rate swaps.
The table below sets forth the maturity distribution of CDs greater than $250,000 (in thousands):

	December 31, 2022	December 31, 2021
Time deposits otherwise uninsured with a maturity of:
Three months or less	$15,056	$67,839
Over three to six months	35,158	55,885
Over six to twelve months	97,869	82,296
Over twelve months	71,614	32,120
Total CDs greater than $250,000	$219,697	$238,140
Estimated amount of uninsured deposits, including related accrued interest were $2.59 billion and $2.49 billion at December 31, 2022 and 2021, respectively.
Brokered deposits consist of CDs and non-maturity deposits. At December 31, 2022, we had $220.9 million in brokered CDs with a weighted average cost of 359 basis points and remaining maturities of less than five months. These brokered CDs are reflected in the CDs under $250,000 category. Brokered non-maturity deposits were $438.4 million at December 31, 2022 with a weighted average cost of 126 basis points. As of December 31, 2021, we had $24.7 million in brokered CDs and $270.1 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of $1.10 billion in brokered deposits.  The potential higher interest costs and lack of customer loyalty are risks associated with the use of brokered deposits.
Borrowing arrangements, consisting primarily of FHLB borrowings, federal funds purchased, repurchase agreements and borrowings from the FRDW, increased $7.3 million, or 2.0%, during 2022 compared to 2021, primarily due to the increase in borrowings from the FRDW, partially offset by the replacement of some of our FHLB borrowings associated with funding our cash flow hedge swaps with brokered deposits.

Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Other borrowings:
Balance at end of period	$221,153	$23,219	$23,172
Average amount outstanding during the period (1)	77,845	22,257	91,940
Maximum amount outstanding during the period (2)	316,563	24,549	219,259
Weighted average interest rate during the period (3)	2.4%	0.2%	0.4%
Interest rate at end of period (4)	4.1%	0.2%	0.1%

FHLB borrowings:
Balance at end of period	$153,358	$344,038	$832,527
Average amount outstanding during the period (1)	135,926	665,384	1,032,269
Maximum amount outstanding during the period (2)	423,645	723,584	1,274,370
Weighted average interest rate during the period (3)	2.4%	1.1%	1.1%
Interest rate at end of period (4)(5)	4.7%	1.3%	1.0%
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
Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2022 or 2021. To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At December 31, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $527.6 million. There were $188.0 million in borrowings from the FRDW at December 31, 2022. There were no borrowings from the FRDW at December 31, 2021. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2022, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $33.2 million at December 31, 2022 and $23.2 million at December 31, 2021. At December 31, 2022 these repurchase agreements had maturities of less than two years.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.73% to 4.799% and with remaining maturities of less than three months to 5.6 years at December 31, 2022.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.61 billion, net of FHLB stock purchases required.

CAPITAL RESOURCES AND LIQUIDITY
Our total shareholders’ equity at December 31, 2022 decreased 18.2%, or $166.2 million, to $746.0 million, or 9.9% of total assets, compared to $912.2 million, or 12.6% of total assets, at December 31, 2021. The primary decrease in shareholders’ equity was the result of other comprehensive loss of $197.2 million, a direct result of the impact of rising interest rates on the AFS securities portfolio. Additional decreases to shareholders’ equity included cash dividends paid of $44.9 million and the repurchase of $33.8 million of our common stock. These decreases were partially offset by net income of $105.0 million, stock compensation expense of $3.2 million, common stock issued under our dividend reinvestment plan of $1.2 million and net issuance of common stock under employee stock plans of $289,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2022 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2022.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.7 million of qualified subordinated debt as of December 31, 2022. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $6.1 million has been added back to CET1 as of December 31, 2022, representing 75% of the $8.2 million transitional amount at December 31, 2021.
Also in April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of December 31, 2022, as we did not utilize the PPP Facility for funding purposes.
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
Management believes that, as of December 31, 2022, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%

December 31, 2021
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of December 31, 2022, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. See the section captioned “Supervision and Regulation” in “Item 1. Business” included in this report.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2022	2021	2020
Return on average assets	1.43%	1.59%	1.14%
Return on average shareholders’ equity	13.42%	12.77%	9.91%
Dividend payout ratio – Basic	42.81%	39.37%	52.63%
Dividend payout ratio – Diluted	42.94%	39.48%	52.63%
Average shareholders’ equity to average total assets	10.65%	12.47%	11.55%
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
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At December 31, 2022, these investments were 2.4% of total assets, as compared with 5.9% for December 31, 2021.  The decrease to 2.4% at December 31, 2022 as compared to December 31, 2021, is reflective of the increase in total assets combined with decreases in the short-term investment portfolio and interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2022 or 2021.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At December 31, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $527.6 million. There were $188.0 million in borrowings from the FRDW at December 31, 2022. There were no borrowings from the FRDW at December 31, 2021. At December 31, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.61 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2022, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
In the ordinary course of business we have entered into contractual obligations and have made certain other commitments to make future cash payments. Please refer to the accompanying notes to these consolidated financial statements for the expected timing of such cash payments as of December 31, 2022. These include payments related to (i) borrowings presented in “Note 8 - Borrowing Arrangements” and “Note 9 – Long-Term Debt,” (ii) operating leases presented in “Note 16 - Leases,” (iii) time deposits with stated maturity dates presented in “Note 7 – Deposits” and (iv) commitments to extend credit and standby letters of credit as presented in “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies.”
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. The interest rate environment in 2020 and much of 2021 was at a point where most treasury terms were under 100 basis points; therefore, we did not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We have resumed the simulation of rates decreasing 100 and 200 basis points as a result of the Federal Reserve’s ongoing interest rate increases. We are continuing to monitor interest rates and anticipate additional rate increases during 2023.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	December 31,
Rate projections:	2022	2021
Increase:
100 basis points	7.92%	2.40%
200 basis points	12.90%	4.78%

Decrease:
50 basis points	(2.96)%	(1.68)%
100 basis points	(6.16)%	N/A
200 basis points	(12.34)%	N/A
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
Economic conditions and growth prospects are currently impacted by record inflation and recessionary concerns. Increasing interest rates and high building costs have caused a slowdown in the single family housing market. Furthermore, worker shortages, supply chain disruptions and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing higher inflation levels and higher interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $4.1 billion as of December 31, 2022, and the allowance for loan losses (ALL) was $36.5 million. As discussed in Note 1 and Note 5 to the consolidated financial statements, the ALL is an amount which represents management’s estimate of credit losses over the expected life of the loans. The ALL is estimated based on historical and expected credit loss patterns within reasonable and supportable forecast periods. Management applies judgement in the assignment of probabilities to economic scenarios included within the modeled forecast periods to estimate the ALL.

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

Dallas, Texas
February 24, 2023

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$106,143	$91,120
Interest earning deposits	9,276	110,633
Federal funds sold	83,833	—
Total cash and cash equivalents	199,252	201,753
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,387,874 and $2,655,594, respectively)	1,299,014	2,764,325
Securities HTM (estimated fair value of $1,149,156 and $95,235, respectively)	1,326,729	90,780
FHLB stock, at cost	9,190	14,375
Equity investments	11,181	11,841
Loans held for sale	667	1,684
Loans:
Loans	4,147,691	3,645,162
Less: Allowance for loan losses	(36,515)	(35,273)
Net loans	4,111,176	3,609,889
Premises and equipment, net	141,256	142,509
Operating lease ROU assets	15,314	15,073
Goodwill	201,116	201,116
Other intangible assets, net	4,622	6,895
Interest receivable	49,350	39,145
Deferred tax asset, net	34,695	—
BOLI	133,911	131,232
Other assets	21,163	28,985
Total assets	$7,558,636	$7,259,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,671,562	$1,644,775
Interest bearing	4,526,457	4,077,552
Total deposits	6,198,019	5,722,327
Other borrowings	221,153	23,219
FHLB borrowings	153,358	344,038
Subordinated notes, net of unamortized debt issuance costs	98,674	98,534
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,260
Deferred tax liability, net	—	17,808
Unsettled trades to purchase securities	—	18,995
Operating lease liabilities	17,070	16,676
Other liabilities	64,100	45,573
Total liabilities	6,812,639	6,347,430

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,000,822 shares issued at December 31, 2022 and 37,968,969 shares issued at December 31, 2021)	47,501	47,461
Paid-in capital	784,545	780,501
Retained earnings	239,610	179,813
Treasury stock: (shares at cost, 6,454,192 at December 31, 2022 and 5,616,917 at December 31, 2021)	(188,203)	(155,308)
AOCI	(137,456)	59,705
Total shareholders’ equity	745,997	912,172
Total liabilities and shareholders’ equity	$7,558,636	$7,259,602
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Interest income:
Loans	$170,410	$144,803	$158,450
Taxable investment securities	18,940	13,312	4,172
Tax-exempt investment securities	45,001	37,730	33,416
MBS	16,639	19,534	34,319
FHLB stock and equity investments	503	530	1,233
Other interest earning assets	1,488	78	238
Total interest income	252,981	215,987	231,828
Interest expense:
Deposits	29,075	9,404	24,648
FHLB borrowings	3,291	7,348	11,397
Subordinated notes	4,015	8,246	6,301
Trust preferred subordinated debentures	2,397	1,390	1,829
Other borrowings	1,862	42	388
Total interest expense	40,640	26,430	44,563
Net interest income	212,341	189,557	187,265
Provision for (reversal of) credit losses	3,241	(16,964)	20,201
Net interest income after provision for credit losses	209,100	206,521	167,064
Noninterest income:
Deposit services	25,843	26,368	24,359
Net gain (loss) on sale of securities AFS	(3,819)	3,862	8,257
Gain on sale of loans	531	1,641	2,772
Trust fees	5,992	5,959	5,133
BOLI	2,647	2,618	2,554
Brokerage services	3,335	3,383	2,271
Other	6,328	5,505	4,386
Total noninterest income	40,857	49,336	49,732
Noninterest expense:
Salaries and employee benefits	82,633	79,892	77,225
Net occupancy	15,130	14,239	14,369
Advertising, travel & entertainment	3,430	2,367	2,147
ATM expense	1,314	1,166	1,018
Professional fees	4,959	4,015	4,224
Software and data processing	6,847	5,675	4,957
Communications	1,896	2,233	1,984
FDIC insurance	1,945	1,807	1,124
Amortization of intangibles	2,273	2,849	3,617
Loss on redemption of subordinated notes	—	1,118	—
Other	9,899	9,669	12,642
Total noninterest expense	130,326	125,030	123,307
Income before income tax expense	119,631	130,827	93,489
Income tax expense	14,611	17,426	11,336
Net income	$105,020	$113,401	$82,153

Earnings per common share – basic	$3.27	$3.48	$2.47
Earnings per common share – diluted	$3.26	$3.47	$2.47
Cash dividends paid per common share	$1.40	$1.37	$1.30
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$105,020	$113,401	$82,153
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(179,684)	(37,199)	105,845
Change in net unrealized loss on securities transferred from AFS to HTM	(125,175)	—	—
Reclassification adjustment for amortization related to AFS and HTM debt securities	4,968	1,363	1,197
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	3,819	(3,862)	(8,257)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	44,757	13,648	(23,462)
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(3,638)	6,395	3,945
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	895	1,264	3,028
Effect of settlement recognition	—	—	215
Prior service cost adjustment due to plan amendments	—	—	163
Change in net actuarial gain (loss)	4,487	6,524	(593)
Other comprehensive income (loss), before tax	(249,571)	(11,867)	82,081
Income tax (expense) benefit related to items of other comprehensive income (loss)	52,410	2,492	(17,237)
Other comprehensive income (loss), net of tax	(197,161)	(9,375)	64,844
Comprehensive income (loss)	$(92,141)	$104,026	$146,997
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$47,360	$766,718	$80,274	$(94,008)	$4,236	$804,580
Cumulative effect of accounting change	—	—	(7,830)	—	—	(7,830)
Adjusted beginning balance	47,360	766,718	72,444	(94,008)	4,236	796,750
Net income	—	—	82,153	—	—	82,153
Other comprehensive income (loss)	—	—	—	—	64,844	64,844
Issuance of common stock for dividend reinvestment plan (47,157 shares)	59	1,365	—	—	—	1,424
Purchase of common stock (1,035,901 shares)	—	—	—	(30,989)	—	(30,989)
Stock compensation expense	—	3,020	—	—	—	3,020
Net issuance of common stock under employee stock plans (116,661 shares)	—	408	(185)	1,076	—	1,299
Cash dividends paid on common stock ($1.30 per share)	—	—	(43,204)	—	—	(43,204)
Balance at December 31, 2020	47,419	771,511	111,208	(123,921)	69,080	875,297
Net income	—	—	113,401	—	—	113,401
Other comprehensive income (loss)	—	—	—	—	(9,375)	(9,375)
Issuance of common stock for dividend reinvestment plan (34,150 shares)	42	1,311	—	—	—	1,353
Purchase of common stock (938,484 shares)	—	—	—	(34,148)	—	(34,148)
Stock compensation expense	—	3,020	—	—	—	3,020
Net issuance of common stock under employee stock plans (305,212 shares)	—	4,659	(227)	2,761	—	7,193
Cash dividends paid on common stock ($1.37 per share)	—	—	(44,569)	—	—	(44,569)
Balance at December 31, 2021	47,461	780,501	179,813	(155,308)	59,705	912,172
Net income	—	—	105,020	—	—	105,020
Other comprehensive income (loss)	—	—	—	—	(197,161)	(197,161)
Issuance of common stock for dividend reinvestment plan (31,853 shares)	40	1,193	—	—	—	1,233
Purchase of common stock (923,775 shares)	—	—	—	(33,841)	—	(33,841)
Stock compensation expense	—	3,221	—	—	—	3,221
Net issuance of common stock under employee stock plans (86,500 shares)	—	(370)	(287)	946	—	289
Cash dividends paid on common stock ($1.40 per share)	—	—	(44,936)	—	—	(44,936)
Balance at December 31, 2022	$47,501	$784,545	$239,610	$(188,203)	$(137,456)	$745,997
The accompanying notes are an integral part of these consolidated financial statements.

    SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (in thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$105,020	$113,401	$82,153
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	11,105	11,421	12,084
Securities premium amortization (discount accretion), net	18,261	22,770	24,291
Loan (discount accretion) premium amortization, net	(52)	(829)	(1,107)
Provision for (reversal of) credit losses	3,241	(16,964)	20,201
Stock compensation expense	3,221	3,020	3,020
Deferred tax expense (benefit)	(89)	4,752	(4,430)
Net (gain) loss on sale of AFS securities	3,819	(3,862)	(8,257)
Loss on impairment of investments	38	—	—
Net loss on premises and equipment	576	324	877
Gross proceeds from sales of loans held for sale	23,774	45,803	74,814
Gross originations of loans held for sale	(22,757)	(43,792)	(78,126)
Net (gain) loss on OREO	(40)	(174)	151
Retirement plan curtailment expense	—	—	163
Retirement plan settlement expense	—	—	215
Loss on redemption of subordinated notes	—	1,118	—
Net change in:
Interest receivable	(10,205)	(437)	(10,256)
Other assets	(5,447)	(2,672)	(6,445)
Interest payable	1,378	(2,257)	(3,234)
Other liabilities	94,674	24,482	(15,594)
Net cash provided by (used in) operating activities	226,517	156,104	90,520

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(708,307)	(692,675)	(916,873)
Sales	460,765	160,498	316,043
Maturities, calls and principal repayments	107,787	315,455	437,098
Securities HTM:
Purchases	(1,632)	—	—
Maturities, calls and principal repayments	12,002	18,304	26,044
Proceeds from redemption of FHLB stock and equity investments	46,812	32,174	31,000
Purchases of FHLB stock and equity investments	(40,967)	(21,221)	(5,689)
Net loan paydowns (originations)	(503,647)	11,891	(90,206)
Purchases of premises and equipment	(9,301)	(8,365)	(11,435)
Purchases of BOLI	—	(13,000)	(12,500)
Proceeds from sales of premises and equipment	1,365	1,861	1,846
Net proceeds from sales of OREO	220	816	766
Proceeds from sales of repossessed assets	124	254	171
Net cash provided by (used in) investing activities	(634,779)	(194,008)	(223,735)

(continued)

    SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
    (in thousands)

	Years Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES:
Net change in deposits	475,629	789,968	249,321
Net change in other borrowings	197,934	47	(5,186)
Proceeds from FHLB borrowings	3,321,000	14,998,118	21,797,280
Repayment of FHLB borrowings	(3,511,680)	(15,486,607)	(21,937,497)
Net proceeds from issuance of subordinated notes	—	(95)	98,478
Redemption of subordinated notes	—	(100,011)	—
Proceeds from stock option exercises	790	7,672	1,692
Cash paid to tax authority related to tax withholding on share-based awards	(501)	(479)	(393)
Purchase of common stock	(33,708)	(34,148)	(30,989)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,233	1,353	1,424
Cash dividends paid	(44,936)	(44,569)	(43,204)
Net cash provided by (used in) financing activities	405,761	131,249	130,926

Net increase (decrease) in cash and cash equivalents	(2,501)	93,345	(2,289)
Cash and cash equivalents at beginning of period	201,753	108,408	110,697
Cash and cash equivalents at end of period	$199,252	$201,753	$108,408

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$39,262	$28,687	$47,201
Income taxes paid	$11,950	$10,750	$12,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$465	$740	$749
Transfer of AFS to HTM securities	$1,369,639	$—	$—
Unsettled trades to purchase securities	$—	$(18,995)	$—
Unsettled trades to repurchase common stock	$(133)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 55 branches, 13 of which are located in grocery stores. We consider our primary market areas to be East Texas, Southeast Texas, as well as the greater Fort Worth, Austin and Houston, Texas areas.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services, brokerage services and safe deposit services.
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
There was no cash required to be on hand or on deposit with the Federal Reserve Bank to meet regulatory reserves or clearing requirements at December 31, 2022 or 2021.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of improved asset quality, offset slightly by continued economic uncertainty related to inflation and recessionary concerns, as based on known and knowable information as of December 31, 2022.
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
Industry and our own experience indicate that a portion of our loans will become delinquent and a portion of our loans will require partial or full charge-off.  Regardless of the underwriting criteria utilized, losses may occur as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit worthiness of the borrower and the ability of the borrower to make payments on the loan. We charge-off loans when deemed uncollectible. Our policy is to charge-off or partially charge-off a retail credit after it is 120 days past due. Charge-offs on commercial credits are determined on a case-by-case basis when a credit loss has been determined.
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
Securities.  AFS.  Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability of and the yield on alternative investments are classified as AFS.  These assets are carried at fair value with unrealized gains and losses, not related to credit losses, reported as a separate component of AOCI, net of tax.  Fair value is determined using quoted market prices as of the close of business on the balance sheet date.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. AFS securities hedged with qualifying derivatives are carried at fair value with the change in the fair value on both the hedged instrument and the securities recorded in interest income in the consolidated statements of income.
Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method.
HTM. Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheets net of allowance for credit losses, if any. As of December 31, 2022, there was no allowance for credit losses on our HTM securities portfolio.
Premiums and Discounts. Premiums and discounts on debt securities are generally amortized over the contractual life of the security, except for MBS where prepayments are anticipated and for callable debt securities whose premiums are amortized to the earliest call date in accordance with ASC 310. The amortization of purchased premium or discount is included in interest income on our consolidated statements of income. Gains and losses on the sale of securities are recorded in the month of the trade date and are determined using the specific identification method. Premiums on debt securities are amortized to the earliest call date.
Allowance for Credit Losses - AFS Securities. In accordance with ASC 326, for AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we recognize the loss in earnings. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit losses or other factors. Management assesses the financial condition and near-term prospects of the issuer, industry and/or geographic conditions, credit ratings as well as other indicators at the individual security level. If a credit loss is determined to exist, the present value of discounted cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost. Any impairment that is not recorded through an allowance for credit losses is recognized in other comprehensive income. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses.
Allowance for Credit Losses - HTM Securities. In accordance with ASC 326, expected credit losses on HTM securities are measured on a collective basis by major security type, when similar risk characteristics exist. Risk characteristics for segmenting HTM debt securities include issuer, maturity, coupon rate, yield, payment frequency, source of repayment, bond payment structure, and embedded options. Upon assignment of the risk characteristics to the major security types, management may further evaluate the qualitative factors associated with these securities to determine the expectation of credit losses, if any.
The major security types within our HTM portfolio include residential and commercial MBS, state and political subdivisions and corporate securities.
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
Our residential and commercial MBS are issued and/or guaranteed by U.S. government agencies or GSEs and are collateralized by pools of single- or multi-family mortgages. Our MBS are highly rated securities with a long history of no credit losses which are either explicitly or implicitly backed by the U.S. government agencies, which guarantee the payment of principal and interest to investors. Management has collectively evaluated the characteristics of these securities and has assumed an expectation of zero credit loss.
Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds with a long history of no credit losses.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. As of October 1, 2022 and 2021, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the years ended December 31, 2022 or 2021, and we had no cumulative goodwill impairment.
At December 31, 2022, core deposit intangible and trust relationship intangible was $2.6 million and $2.0 million, respectively. For the years ended December 31, 2022, 2021 and 2020, amortization expense related to our core deposit intangible and trust relationship intangible was $2.3 million, $2.8 million and $3.5 million, respectively.
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
During the year ended December 31, 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings.
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
Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2022 or 2021.
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
Share-Based Awards.  Compensation expense for NQSOs and RSUs is based on the fair value on the date of the grant and is recorded over the grant’s vesting period. Compensation expense for PSUs is based on the fair value on the date of the grant and is recorded over the service period of the award based upon the probable number of units expected to vest. Share-based compensation for employees is recognized as compensation cost in the consolidated statements of income. Share-based compensation for non-employee directors is recognized as other noninterest expense in the consolidated statements of income.
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

Accounting Pronouncements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. Additionally, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance and deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. We established an officer level committee to guide our transition from LIBOR in October 2019 and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure. The trust preferred subordinated debentures will transition to an adjusted SOFR index in accordance with the Federal Reserve final rule implementing the Adjustable Interest Rate Act. Our cash flow hedges will transition to an adjusted SOFR index in accordance with the ISDA 2020 IBOR Fallbacks Protocol. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We are evaluating existing systems and have begun offering alternative rates. We are no longer offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for companies that have adopted CECL, which we adopted on January 1, 2020. Early adoption is permitted. The guidance should be applied prospectively with the option to use a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings. We adopted ASU 2022-02 on January 1, 2023 on a prospective basis. ASU 2022-02 did not have a material impact on our consolidated financial statements.
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

2. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Basic and Diluted Earnings:
Net income	$105,020	$113,401	$82,153
Basic weighted-average shares outstanding	32,120	32,558	33,201
Add: Stock awards	131	134	80
Diluted weighted-average shares outstanding	32,251	32,692	33,281
Basic earnings per share:
Net income	$3.27	$3.48	$2.47
Diluted earnings per share:
Net income	$3.26	$3.47	$2.47
For the year ended December 31, 2022, there were approximately 14,000 anti-dilutive shares. For the years ended December 31, 2021 and 2020 there were approximately 9,000 and 808,000 anti-dilutive shares, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(304,859)	44,757	4,487	(255,615)
Reclassification adjustments included in net income	8,787	(3,638)	895	6,044
Income tax (expense) benefit	62,175	(8,635)	(1,130)	52,410
Net current-period other comprehensive income (loss), net of tax	(233,897)	32,484	4,252	(197,161)
Ending balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)

	Year Ended December 31, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(37,199)	13,648	6,524	(17,027)
Reclassification adjustments included in net income	(2,499)	6,395	1,264	5,160
Income tax (expense) benefit	8,336	(4,209)	(1,635)	2,492
Net current-period other comprehensive income (loss), net of tax	(31,362)	15,834	6,153	(9,375)
Ending balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705

	Year Ended December 31, 2020
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$38,038	$(1,672)	$(32,130)	$4,236
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	105,845	(23,462)	(215)	82,168
Reclassification adjustments included in net income	(7,060)	3,945	3,028	(87)
Income tax (expense) benefit	(20,745)	4,098	(590)	(17,237)
Net current-period other comprehensive income (loss), net of tax	78,040	(15,419)	2,223	64,844
Ending balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(4,968)	$(1,363)	$(1,197)
Tax benefit	1,043	286	251
Net of tax	$(3,925)	$(1,077)	$(946)

Unrealized gains and losses on AFS securities:
Realized net gain (loss) on sale of securities (2)	$(3,819)	$3,862	$8,257
Tax (expense) benefit	802	(811)	(1,734)
Net of tax	$(3,017)	$3,051	$6,523

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$3,638	$(6,395)	$(3,970)
Tax (expense) benefit	(764)	1,343	834
Net of tax	$2,874	$(5,052)	$(3,136)

Amortization of unrealized gains on terminated interest rate swap derivatives (3)	$—	$—	$25
Tax expense	—	—	(5)
Net of tax	$—	$—	$20

Amortization of retirement plans:
Net actuarial loss (4)	$(895)	$(1,264)	$(3,035)
Prior service credit (4)	—	—	7
Total before tax	(895)	(1,264)	(3,028)
Tax benefit	188	265	636
Net of tax	$(707)	$(999)	$(2,392)
Total reclassifications for the period, net of tax	$(4,775)	$(4,077)	$69
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

4. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of December 31, 2022 and 2021 are reflected in the tables below (in thousands):

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,039,453	$956	$75,557	$964,852
Corporate bonds and other	8,692	26	14	8,704
MBS: (1)
Residential	328,400	250	13,623	315,027
Commercial	11,329	50	948	10,431
Total	$1,387,874	$1,282	$90,142	$1,299,014

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,037,556	$3,969	$163,283	$878,242
Corporate bonds and other	152,552	575	7,993	145,134
MBS: (1)
Residential	93,796	21	8,343	85,474
Commercial	42,825	—	2,519	40,306
Total	$1,326,729	$4,565	$182,138	$1,149,156

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$58,084	$843	$50	$58,877
State and political subdivisions	1,962,257	93,893	4,214	2,051,936
Corporate bonds and other	133,333	2,408	209	135,532
MBS: (1)
Residential	411,727	14,895	272	426,350
Commercial	90,193	1,642	205	91,630
Total	$2,655,594	$113,681	$4,950	$2,764,325

HELD TO MATURITY
Investment securities:
State and political subdivisions	$788	$3	$—	$791
MBS: (1)
Residential	38,644	2,103	—	40,747
Commercial	51,348	2,349	—	53,697
Total	$90,780	$4,455	$—	$95,235

(1)    All MBS issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We transferred securities from AFS to HTM with an estimated fair value of $1.25 billion during the year ended December 31, 2022. There were no securities transferred from AFS to HTM during the year ended December 31, 2021. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $121.5 million ($96.0 million, net of tax) at December 31, 2022 and $1.5 million ($1.2 million, net of tax) at December 31, 2021. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $1.82 billion and $1.61 billion were pledged as of December 31, 2022 and December 31, 2021, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.

The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of December 31, 2022 or 2021, segregated by major security type and length of time in a continuous loss position (in thousands):

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$859,270	$68,683	$26,620	$6,874	$885,890	$75,557
Corporate bonds and other	3,678	14	—	—	3,678	14
MBS:
Residential	306,294	13,623	—	—	306,294	13,623
Commercial	5,613	318	2,545	630	8,158	948
Total	$1,174,855	$82,638	$29,165	$7,504	$1,204,020	$90,142

HELD TO MATURITY
Investment securities:
State and political subdivisions	$426,382	$66,898	$323,385	$96,385	$749,767	$163,283
Corporate bonds and other	125,250	6,660	12,738	1,333	137,988	7,993
Mortgage-backed securities:
Residential	80,801	7,799	3,932	544	84,733	8,343
Commercial	40,306	2,519	—	—	40,306	2,519
Total	$672,739	$83,876	$340,055	$98,262	$1,012,794	$182,138

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$9,947	$50	$—	$—	$9,947	$50
State and political subdivisions	260,509	3,622	7,608	592	268,117	4,214
Corporate bonds and other	35,597	209	—	—	35,597	209
MBS:
Residential	1,225	3	5,168	269	6,393	272
Commercial	4,274	7	4,674	198	8,948	205
Total	$311,552	$3,891	$17,450	$1,059	$329,002	$4,950

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
As of December 31, 2022 and December 31, 2021, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At December 31, 2022, we had 687 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates and private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the years ended December 31, 2022 or 2021.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2022, accrued interest receivable on AFS and HTM debt securities totaled $16.9 million and $13.6 million, respectively. As of December 31, 2021, accrued interest receivable on AFS and HTM debt securities totaled $25.6 million and $244,000, respectively. No HTM debt securities were past-due or on nonaccrual status as of December 31, 2022 or 2021.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S. Treasury	$271	$615	$—
State and political subdivisions	57,663	46,296	36,393
Corporate bonds and other	6,007	4,131	1,195
MBS	16,639	19,534	34,319
Total interest income on securities	$80,580	$70,576	$71,907

There was a $3.8 million net realized loss from the AFS securities portfolio for the year ended December 31, 2022, which consisted of $4.4 million in realized losses and $584,000 in realized gains.  There was a $3.9 million net realized gain from the AFS securities portfolio for the year ended December 31, 2021, which consisted of $4.1 million in realized gains and $218,000 in realized losses. There was a $8.3 million net realized gain from the AFS securities portfolio for the year ended December 31, 2020, which consisted of $8.4 million in realized gains and $129,000 in realized losses. There were no sales from the HTM portfolio during the years ended December 31, 2022, 2021 or 2020.  We calculate realized gains and losses on sales of securities under the specific identification method.
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

The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2022, are presented below by contractual maturity (in thousands).

	December 31, 2022
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$528	$529
Due after one year through five years	1,485	1,498
Due after five years through ten years	57,795	57,890
Due after ten years	988,337	913,639
	1,048,145	973,556
MBS:	339,729	325,458
Total	$1,387,874	$1,299,014

	December 31, 2022
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$125	$124
Due after one year through five years	24,810	24,615
Due after five years through ten years	133,794	126,505
Due after ten years	1,031,379	872,132
	1,190,108	1,023,376
MBS:	136,621	125,780
Total	$1,326,729	$1,149,156

Equity Investments
Equity investments on our consolidated balance sheets include CRA funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At December 31, 2022 and 2021, we had equity investments recorded in our consolidated balance sheets of $11.2 million and $11.8 million, respectively.
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
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net gains (losses) recognized during the period on equity investments	$(685)	$(174)	$(427)
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(685)	$(174)	$(427)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at December 31, 2022.

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at December 31, 2022, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2022	December 31, 2021
Real estate loans:
Construction	$559,681	$447,860
1-4 family residential	663,519	651,140
Commercial	1,987,707	1,598,172
Commercial loans	412,064	418,998
Municipal loans	450,067	443,078
Loans to individuals	74,653	85,914
Total loans	4,147,691	3,645,162
Less: Allowance for loan losses	36,515	35,273
Net loans	$4,111,176	$3,609,889

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2022 and 2021, these loans totaled $14.2 million and $28.3 million, respectively.  These loans represented 1.9% and 3.1% of shareholders’ equity as of December 31, 2022 and 2021, respectively.
Paycheck Protection Program Loans
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amount is still fully guaranteed by the SBA. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allowed certain businesses to request a second loan. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan. These loans are included in commercial loans with an amortized cost basis at December 31, 2022 and 2021 of $113,000 and $31.0 million, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2022 consisted of $1.60 billion of owner and non-owner occupied real estate, $363.3 million of loans secured by multi-family properties and $26.3 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$169,652	$184,501	$34,537	$7,091	$1,844	$6,434	$152,530	$556,589
Pass watch	299	—	—	—	—	—	—	299
Special mention	1,858	290	—	—	—	—	—	2,148
Substandard	—	—	—	10	42	194	—	246
Doubtful	—	44	—	355	—	—	—	399
Total construction real estate	$171,809	$184,835	$34,537	$7,456	$1,886	$6,628	$152,530	$559,681

1-4 family residential real estate:
Pass	$82,847	$144,424	$128,666	$70,142	$36,710	$194,490	$2,160	$659,439
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	79	—	1,397	—	—	1,476
Substandard	3	—	217	54	32	1,942	43	2,291
Doubtful	—	—	—	—	173	140	—	313
Total 1-4 family residential real estate	$82,850	$144,424	$128,962	$70,196	$38,312	$196,572	$2,203	$663,519

Commercial real estate:
Pass	$798,653	$546,938	$168,607	$136,440	$55,480	$233,509	$12,315	$1,951,942
Pass watch	—	9,219	—	—	—	—	—	9,219
Special mention	—	—	1,832	330	115	1,849	—	4,126
Substandard	—	—	281	14,603	260	6,992	—	22,136
Doubtful	—	—	—	76	—	208	—	284
Total commercial real estate	$798,653	$556,157	$170,720	$151,449	$55,855	$242,558	$12,315	$1,987,707

Commercial loans:
Pass	$113,678	$68,509	$17,852	$8,249	$4,820	$3,313	$178,951	$395,372
Pass watch	208	13	56	—	—	—	—	277
Special mention	—	5,109	31	—	288	—	9,986	15,414
Substandard	220	116	70	110	12	9	—	537
Doubtful	68	100	—	86	210	—	—	464
Total commercial loans	$114,174	$73,847	$18,009	$8,445	$5,330	$3,322	$188,937	$412,064

Municipal loans:
Pass	$65,258	$74,617	$57,147	$47,636	$24,576	$173,919	$—	$443,153
Pass watch	—	—	—	508	403	6,003	—	6,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$65,258	$74,617	$57,147	$48,144	$24,979	$179,922	$—	$450,067

Loans to individuals:
Pass	$29,579	$21,480	$12,651	$5,261	$1,665	$1,005	$2,935	$74,576
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	6	—	2	—	9
Doubtful	7	—	—	18	40	3	—	68
Total loans to individuals	$29,586	$21,481	$12,651	$5,285	$1,705	$1,010	$2,935	$74,653
Total loans	$1,262,330	$1,055,361	$422,026	$290,975	$128,067	$630,012	$358,920	$4,147,691

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
Construction real estate:
Pass	$179,521	$82,862	$38,788	$5,666	$2,126	$6,080	$132,592	$447,635
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	175	—	175
Doubtful	—	—	—	50	—	—	—	50
Total construction real estate	$179,521	$82,862	$38,788	$5,716	$2,126	$6,255	$132,592	$447,860

1-4 family residential real estate:
Pass	$141,058	$129,681	$81,607	$47,566	$34,236	$209,470	$2,238	$645,856
Pass watch	—	—	—	—	—	777	—	777
Special mention	—	82	—	—	—	—	—	82
Substandard	57	403	55	—	295	3,257	88	4,155
Doubtful	—	—	—	—	—	270	—	270
Total 1-4 family residential real estate	$141,115	$130,166	$81,662	$47,566	$34,531	$213,774	$2,326	$651,140

Commercial real estate:
Pass	$648,002	$207,370	$209,923	$114,788	$143,350	$209,368	$7,566	$1,540,367
Pass watch	21,669	—	2,163	3,074	374	—	—	27,280
Special mention	—	2,062	2,217	119	163	1,877	—	6,438
Substandard	3,299	667	10,830	1,480	—	7,691	—	23,967
Doubtful	—	—	—	—	—	120	—	120
Total commercial real estate	$672,970	$210,099	$225,133	$119,461	$143,887	$219,056	$7,566	$1,598,172

Commercial loans:
Pass	$140,628	$51,866	$24,688	$13,204	$2,516	$4,062	$178,263	$415,227
Pass watch	—	—	280	22	—	—	—	302
Special mention	—	57	78	363	—	157	—	655
Substandard	—	283	296	174	16	—	1,457	2,226
Doubtful	7	26	124	359	—	72	—	588
Total commercial loans	$140,635	$52,232	$25,466	$14,122	$2,532	$4,291	$179,720	$418,998

Municipal loans:
Pass	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$80,167	$64,803	$61,348	$29,168	$56,274	$151,318	$—	$443,078

Loans to individuals:
Pass	$40,252	$24,028	$11,813	$4,121	$1,684	$849	$3,052	$85,799
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	36	—	—	—	36
Substandard	—	1	24	4	23	10	2	64
Doubtful	—	—	1	7	3	4	—	15
Total loans to individuals	$40,252	$24,029	$11,838	$4,168	$1,710	$863	$3,054	$85,914
Total loans	$1,254,660	$564,191	$444,235	$220,201	$241,060	$595,557	$325,258	$3,645,162

Watchlisted loans reported as 2022 originations as of December 31, 2022 and watchlisted loans reported as 2021 originations as of December 31, 2021 were, for the majority, first originated in various years prior to 2022 and 2021, respectively, but were renewed in the respective year.

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$43	$21	$—	$64	$559,617	$559,681
1-4 family residential	3,529	368	214	4,111	659,408	663,519
Commercial	105	153	415	673	1,987,034	1,987,707
Commercial loans	515	277	247	1,039	411,025	412,064
Municipal loans	—	—	—	—	450,067	450,067
Loans to individuals	203	3	40	246	74,407	74,653
Total	$4,395	$822	$916	$6,133	$4,141,558	$4,147,691

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$82	$58	$—	$140	$447,720	$447,860
1-4 family residential	3,226	606	227	4,059	647,081	651,140
Commercial	1,191	—	99	1,290	1,596,882	1,598,172
Commercial loans	1,523	251	537	2,311	416,687	418,998
Municipal loans	170	—	—	170	442,908	443,078
Loans to individuals	315	41	8	364	85,550	85,914
Total	$6,507	$956	$871	$8,334	$3,636,828	$3,645,162

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Nonaccrual loans:
Real estate loans:
Construction	$405	$57
1-4 family residential	848	969
Commercial	762	668
Commercial loans	757	815
Loans to individuals	74	27
Total nonaccrual loans (1)	2,846	2,536

Accruing loans past due more than 90 days	—	—
TDR loans	7,849	9,073
OREO	93	—
Repossessed assets	74	—
Total nonperforming assets	$10,862	$11,609
(1)    Includes $897,000 and $1.1 million of restructured loans as of December 31, 2022 and December 31, 2021, respectively.
We reversed $36,000 and $15,000 of interest income on nonaccrual loans during the years ended December 31, 2022 and 2021, respectively. We had $1.6 million and $1.2 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2022 and 2021, respectively.

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of December 31, 2022 and 2021, we had $8.1 million and $8.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2022 and $21,000 as of December 31, 2021.
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
The following tables set forth the recorded balance of loans considered to be TDRs that were restructured and the type of concession by class of loans during the periods presented (dollars in thousands):

	December 31, 2022
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$305	$305	4
Commercial loans	—	—	6	6	1
Loans to individuals	—	—	8	8	2
Total	$—	$—	$319	$319	7

	December 31, 2021
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
1-4 family residential	$—	$—	$560	$560	7
Commercial	—	—	450	450	1
Commercial loans	—	16	84	100	3
Total	$—	$16	$1,094	$1,110	11

	December 31, 2020
	Extend Amortization Period	Interest Rate Reductions	Combination	Total Modifications	Number of Loans
Real estate loans:
Commercial	$—	$—	$58	$58	1
Commercial loans	51	—	390	441	6
Loans to individuals	—	—	22	22	1
Total	$51	$—	$470	$521	8

Interest continues to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured as TDRs during the years ended December 31, 2022 and 2021 were not significant.
On an ongoing basis, the performance of the TDRs is monitored for subsequent payment default. Payment default for TDRs is recognized when the borrower is 90 days or more past due. For the years ended December 31, 2022 and 2021 the amount of TDRs in default was $492,000 and $321,000, respectively. Payment defaults for TDRs did not significantly impact the determination of the allowance for loan losses in the periods presented.

At December 31, 2022, 2021 and 2020, there were no commitments to lend additional funds to borrowers whose terms had been modified in TDRs.
Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	(69)	—	(792)	—	(1,723)	(2,584)
Recoveries of loans charged-off	2	107	81	593	—	1,105	1,888
Net loans (charged-off) recovered	2	38	81	(199)	—	(618)	(696)
Provision for (reversal of) loan losses	(625)	269	1,640	37	(2)	619	1,938
Balance at end of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515

	Year Ended December 31, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(136)	—	(1,004)	—	(1,611)	(2,751)
Recoveries of loans charged-off	2	75	87	674	—	1,142	1,980
Net loans (charged-off) recovered	2	(61)	87	(330)	—	(469)	(771)
Provision for (reversal of) loan losses	(2,705)	(343)	(8,816)	(1,380)	1	281	(12,962)
Balance at end of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273

	Year Ended December 31, 2020
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,539	$3,833	$9,572	$6,351	$570	$932	$24,797
Impact of CECL adoption - cumulative effect adjustment	2,968	(1,447)	7,730	(3,532)	(522)	(125)	5,072
Impact of CECL adoption - purchased loans with credit deterioration	(15)	(6)	333	(22)	—	(59)	231
Loans charged-off	(40)	(152)	(33)	(823)	—	(1,806)	(2,854)
Recoveries of loans charged-off	28	32	102	310	—	1,178	1,650
Net loans (charged-off) recovered	(12)	(120)	69	(513)	—	(628)	(1,204)
Provision for (reversal of) loan losses (1)	10	10	18,005	1,823	(2)	264	20,110
Balance at end of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006

(1)    The increase in the provision for credit losses during 2020 was primarily due to the economic impact of COVID-19 on macroeconomic factors used in the CECL methodology.
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the accrued interest on our loan portfolio was $18.8 million and $13.3 million, respectively.

6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31,
	2022	2021
Premises	$185,588	$181,289
Furniture and equipment	44,126	42,924
	229,714	224,213
Less: Accumulated depreciation	88,458	81,704
Total	$141,256	$142,509
Assets with accumulated depreciation of $1.9 million and $1.8 million were written off for the years ended December 31, 2022 and 2021, respectively.
Depreciation expense was $8.6 million, $8.2 million and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7. DEPOSITS
Deposits in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2022	December 31, 2021
Noninterest bearing demand deposits:
Private accounts	$1,607,952	$1,591,123
Public accounts	63,610	53,652
Total noninterest bearing demand deposits	1,671,562	1,644,775
Interest bearing deposits:
Private accounts:
Savings accounts	672,676	643,939
Money market demand accounts	424,676	449,977
Platinum money market accounts	421,826	438,781
Interest bearing checking accounts	1,496,784	1,216,189
NOW demand accounts	13,601	18,376
CDs of $250,000 or more	120,387	68,950
CDs under $250,000	532,409	316,028
Total private accounts	3,682,359	3,152,240
Public accounts:
Savings accounts	1,949	965
Money market demand accounts	33,871	32,487
Platinum money market accounts	365,720	371,032
Interest bearing checking accounts	89,320	100,581
NOW demand accounts	234,027	240,200
CDs of $250,000 or more	113,810	176,190
CDs under $250,000	5,401	3,857
Total public accounts	844,098	925,312
Total interest bearing deposits	4,526,457	4,077,552
Total deposits	$6,198,019	$5,722,327
For the years ended December 31, 2022, 2021 and 2020, interest expense on CDs of $250,000 or more was $2.1 million, $1.4 million and $7.4 million, respectively.
At December 31, 2022, the scheduled maturities of CDs, including public accounts, were as follows (in thousands):

2023	$619,652
2024	124,823
2025	20,249
2026	2,791
2027	4,388
2028 and thereafter	104
$772,007
Brokered deposits consist of CDs and non-maturity deposits. At December 31, 2022, we had $220.9 million in brokered CDs with a weighted average cost of 359 basis points and remaining maturities of less than five months. These brokered CDs are reflected in the CDs under $250,000 category. Brokered non-maturity deposits were $438.4 million at December 31, 2022 with a weighted average cost of 126 basis points. As of December 31, 2021, we had $24.7 million in brokered CDs and $270.1 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of $1.10 billion in brokered deposits.
At December 31, 2022 and 2021, we had approximately $11.0 million and $10.6 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.2 million and $1.1 million at December 31, 2022 and 2021, respectively.

8. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2022	December 31, 2021
Other borrowings:
Balance at end of period	$221,153	$23,219
Average amount outstanding during the period (1)	77,845	22,257
Maximum amount outstanding during the period (2)	316,563	24,549
Weighted average interest rate during the period (3)	2.4%	0.2%
Interest rate at end of period (4)	4.1%	0.2%

FHLB borrowings:
Balance at end of period	$153,358	$344,038
Average amount outstanding during the period (1)	135,926	665,384
Maximum amount outstanding during the period (2)	423,645	723,584
Weighted average interest rate during the period (3)	2.4%	1.1%
Interest rate at end of period (4)(5)	4.7%	1.3%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2022 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$218,203	$2,950	$—	$—	$—	$—	$221,153
FHLB borrowings	150,709	740	772	485	406	246	153,358
Total obligations	$368,912	$3,690	$772	$485	$406	$246	$374,511

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2022 or 2021. To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At December 31, 2022, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $527.6 million. There were $188.0 million in borrowings from the FRDW at December 31, 2022. There were no borrowings from the FRDW at December 31, 2021. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2022, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $33.2 million at December 31, 2022 and $23.2 million at December 31, 2021, and had maturities of less than two years. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

FHLB borrowings represent borrowings with fixed interest rates ranging from 3.73% to 4.799% and with remaining maturities of less than three months to 5.6 years at December 31, 2022.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2022, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.61 billion, net of FHLB stock purchases required.
9. LONG-TERM DEBT
Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,674	$98,534
Total Subordinated notes	98,674	98,534
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,573	20,568
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,265	60,260
Total Long-term debt	$158,939	$158,794

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.3 million at December 31, 2022 and $1.5 million at December 31, 2021.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $46,000 at December 31, 2022 and $51,000 at December 31, 2021.

As of December 31, 2022, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

10. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 33 of its executive officers, which generally provide for payment of an aggregate amount of $10.4 million over a maximum period of 15 years after retirement or death. Of the 33 executives included in the agreements, payments have commenced to 11 former executives and/or their beneficiaries. Deferred compensation expense was $310,000, $457,000 and $667,000 for the years ended December 31, 2022, 2021 and 2020, respectively.  At December 31, 2022 and 2021, the deferred compensation plan liability totaled $3.5 million and $3.6 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $8.4 million, $8.6 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.  Our healthcare plan provides health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There was one retiree participating in the health insurance plan as of December 31, 2022, 2021 and 2020.
Employee Stock Ownership Plan
We have an ESOP which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $1.0 million to the ESOP for the years ended December 31, 2022, 2021 and 2020.  At December 31, 2022 and 2021, the ESOP owned 345,847 and 327,977 shares of common stock, respectively.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We originally entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  Prior to an executive’s retirement, their individual amount is increased annually on the anniversary date of the agreement by inflation adjustment factors of either 3% or 5%.  As of December 31, 2022, four of the executives remained actively employed with us. Death benefits under this agreement were paid during 2018 for one retired covered officer and during 2013 for one active covered officer. As of December 31, 2022, the estimated death benefits for the seven executives totaled $5.7 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $27,000, $87,000 and $35,000 for the years ended December 31, 2022, 2021 and 2020, respectively.  For the years ended December 31, 2022 and 2021, the split dollar liability totaled $1.9 million.
401(k) Plan
We have a 401(k) Plan covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2022, 2021 and 2020, expense attributable to the 401(k) Plan totaled $2.0 million, $2.2 million and $1.9 million, respectively.

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
Retirement Plan assets included 240,666 shares of our stock at December 31, 2022 and December 31, 2021.  Our stock included in the Retirement Plan assets was purchased at fair value.  During 2022, our funded status improved, and at December 31, 2022, we had a funded status of $6.9 million compared to a funded status of $3.3 million at December 31, 2021. The improvement in the funded status was a result of an increase in the discount rate to better reflect the current market conditions at December 31, 2022 compared to December 31, 2021, partially offset by a less than expected return on the fair value of plan assets since December 31, 2021.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan which was remeasured at fair value. The Acquired Retirement Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Retirement Plan were frozen by Omni. No further benefits have been or will be earned by employees since that date. In addition, no new participants may be added to the Acquired Retirement Plan after December 31, 2006. During 2022, our funded status improved and at December 31, 2022, we had a funded status of $749,000 compared to a funded status of $388,000 at December 31, 2021. The improvement in the funded status was a result of an increase in the discount rate to better reflect the current market conditions at December 31, 2022 compared to December 31, 2021, partially offset by a less than expected return on the fair value of plan assets since December 31, 2021.
We use a measurement date of December 31 for our plans.

Activity in our defined benefit pension plans and restoration plan were as follows (in thousands):

	Years Ended December 31,
	2022			2021			2020
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$94,170	$3,483	$19,321	$96,848	$3,704	$18,789	$100,012	$4,870	$19,098
Service cost	—	—	—	—	—	—	1,793	—	429
Interest cost	2,741	102	578	2,570	92	520	3,031	162	568
Actuarial (gain) loss	(22,997)	(1,076)	(3,763)	(1,381)	(155)	684	11,892	437	1,344
Benefits paid	(3,950)	(60)	(673)	(3,734)	(59)	(672)	(6,596)	(51)	(688)
Expenses paid	(95)	(70)	—	(133)	(99)	—	(202)	(113)	—
Curtailments	—	—	—	—	—	—	(13,082)	—	(1,962)
Settlements	—	—	—	—	—	—	—	(1,601)	—
Benefit obligation at end of year	69,869	2,379	15,463	94,170	3,483	19,321	96,848	3,704	18,789
Change in Plan Assets:
Fair value of plan assets at end of prior year	97,439	3,871	—	90,419	3,613	—	93,818	4,763	—
Actual return	(16,659)	(613)	—	10,887	416	—	3,399	615	—
Employer contributions	—	—	673	—	—	672	—	—	688
Benefits paid	(3,950)	(60)	(673)	(3,734)	(59)	(672)	(6,596)	(51)	(688)
Expenses paid	(95)	(70)	—	(133)	(99)	—	(202)	(113)	—
Settlements	—	—	—	—	—	—	—	(1,601)	—
Fair value of plan assets at end of year	76,735	3,128	—	97,439	3,871	—	90,419	3,613	—
(Un)Funded status at end of year	6,866	749	(15,463)	3,269	388	(19,321)	(6,429)	(91)	(18,789)
Accrued benefit (liability) asset recognized	$6,866	$749	$(15,463)	$3,269	$388	$(19,321)	$(6,429)	$(91)	$(18,789)
Accumulated benefit obligation at end of year	$69,869	$2,379	$15,463	$94,170	$3,483	$19,321	$96,848	$3,704	$18,789

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2022			2021			2020
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Recognition of net loss	$640	$—	$255	$1,002	$6	$256	$2,474	$10	$551
Recognition of prior service (credit) cost	—	—	—	—	—	—	(14)	—	7
Recognition of loss due to settlement	—	—	—	—	—	—	—	215	—
Net gain (loss) occurring during the year	493	231	3,763	6,848	361	(685)	(1,086)	(124)	617
Net prior service cost occurring during the year	—	—	—	—	—	—	151	—	12
	1,133	231	4,018	7,850	367	(429)	1,525	101	1,187
Deferred tax (expense) benefit	(238)	(48)	(844)	(1,648)	(77)	90	(320)	(21)	(249)
Other comprehensive income (loss), net of tax	$895	$183	$3,174	$6,202	$290	$(339)	$1,205	$80	$938

The noncash adjustment to the employee benefit plan assets and/or liabilities, consisting of changes in prior service cost and net loss, was $5.4 million and $7.8 million for the years ended December 31, 2022 and 2021, respectively.
Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) were as follows (in thousands):

	December 31, 2022			December 31, 2021
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net loss	$640	$—	$255	$1,002	$6	$256
Deferred tax expense	(134)	—	(54)	(211)	—	(54)
Accumulated other comprehensive income (loss), net of tax	$506	$—	$201	$791	$6	$202

Amounts recognized as a component of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2022			December 31, 2021
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net gain (loss)	$(22,800)	$100	$(1,986)	$(23,933)	$(131)	$(6,004)
Deferred tax (expense) benefit	4,788	(21)	417	5,026	27	1,261
Accumulated other comprehensive income (loss), net of tax	$(18,012)	$79	$(1,569)	$(18,907)	$(104)	$(4,743)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Years Ended December 31,
	2022	2021	2020
Retirement Plan:
Service cost	$—	$—	$1,793
Interest cost	2,741	2,570	3,031
Expected return on assets	(5,845)	(5,420)	(5,676)
Net loss amortization	640	1,002	2,474
Prior service credit amortization	—	—	(14)
Loss due to curtailment	—	—	151
Net periodic benefit cost (income)	$(2,464)	$(1,848)	$1,759
Acquired Retirement Plan:
Service cost	$—	$—	$—
Interest cost	102	92	162
Expected return on assets	(232)	(211)	(301)
Net loss amortization	—	6	10
Prior service credit amortization	—	—	—
Loss recognized due to settlement	—	—	215
Net periodic benefit cost (income)	$(130)	$(113)	$86
Restoration Plan:
Service cost	$—	$—	$429
Interest cost	578	520	568
Net loss amortization	255	256	551
Prior service cost amortization	—	—	7
Loss due to curtailment	—	—	12
Net periodic benefit cost	$833	$776	$1,567

The Retirement Plan and Acquired Retirement Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations in active markets for identical assets, market quotations for similar assets in active or non-active markets or the net asset value provided by the plan administrator.  The Retirement Plans’ obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Retirement Plans’ obligations include the discount rate and the estimated future return on plan assets.
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plans and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the Retirement Plans at December 31, 2022.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated AA by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

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
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2022			December 31, 2021
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Discount rate	5.46%	5.46%	5.46%	2.95%	2.95%	2.95%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Years Ended December 31,
	2022	2021	2020
Retirement Plan:
Discount rate	2.95%	2.65%	2.78%
Expected long-term rate of return on plan assets	6.13%	6.13%	6.50%
Compensation increase rate	—	—	3.50%
Acquired Retirement Plan:
Discount rate	2.95%	2.65%	3.41%
Expected long-term rate of return on plan assets	6.13%	6.13%	6.50%
Compensation increase rate	—	—	—
Restoration Plan:
Discount rate	2.95%	2.65%	2.78%
Compensation increase rate	—	—	3.50%

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

	December 31, 2022		December 31, 2021
	Retirement Plan	Acquired Retirement Plan	Retirement Plan	Acquired Retirement Plan
Level 1:
Cash	$605	$—	$3,495	$—
Equity securities:
U.S. large cap (1)	23,032	1,103	27,692	1,351
U.S. mid cap (2)	3,594	135	7,556	151
U.S. small cap (3)	12,447	66	15,004	70
International developed (4)	8,161	—	9,768	—
International emerging (2)	1,841	—	2,322	—
International (5)	—	547	—	775
Fixed income securities:
Corporate bonds (6)	—	1,027	—	1,277
U.S. government treasuries (6)	233	—	262	—
Real estate (7)	—	250	—	247
Level 2:
Cash Equivalents	8,543	—	9,949	—
Fixed income securities:
Corporate bonds (6)	1,979	—	2,254	—
U.S. government agencies (6)	4,380	—	5,437	—
Municipal bonds (6)	11,774	—	13,508	—
U.S. agency MBS (8)	146	—	192	—
Total fair value of plan assets	$76,735	$3,128	$97,439	$3,871
(1)For the Retirement Plan, this category is comprised of broadly diversified “passive” and “active” mutual funds. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.
(2)For the Retirement Plan, this category is comprised of broadly diversified “active” mutual funds. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds.
(3)For the Retirement Plan, this category is comprised of broadly diversified “passive” and “active” mutual funds and shares of Southside Bancshares stock. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds.
(4)This category is comprised of a broadly diversified “passive” and “active” mutual funds.
(5)This category is comprised of pooled separate accounts invested in mutual funds and international stocks.
(6)For the Retirement Plan, this category is comprised of individual investment grade securities that are generally HTM. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds, bonds and fixed income securities.
(7)This category is comprised of a pooled separate account invested in commercial real estate and includes mortgage loans which are backed by the associated properties.
(8)This category is comprised of individual securities that are generally not HTM.
We did not have any plan assets with Level 3 input fair value measurements at December 31, 2022 or 2021.
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

As of December 31, 2022, expected future benefit payments related to the Retirement Plan, the Acquired Retirement Plan and the Restoration Plan were as follows (in thousands):

	Retirement Plan	Acquired Retirement Plan	Restoration Plan
2023	$4,262	$79	$731
2024	4,459	84	749
2025	4,623	91	859
2026	4,883	91	1,161
2027	5,028	126	1,384
2028 through 2032	25,729	816	7,010
	$48,984	$1,287	$11,894
We expect to contribute $731,000 to our Restoration Plan in 2023. We do not expect to make additional contributions to the Retirement Plan or the Acquired Retirement Plan in 2023.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the 2017 Incentive Plan, which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2022, there were 1,097,158 shares remaining available for grant for future awards.
All share data has been adjusted to give retroactive recognition to stock dividends, where applicable. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2022, 2021 and 2020, there were 277,600, 368,447 and 492,274 unvested awards outstanding, respectively.  For the years ended December 31, 2022, 2021 and 2020, there was $2.9 million, $2.7 million and $2.8 million of share-based compensation expense for employees related to the incentive plans, respectively, and $605,000, $570,000 and $593,000 of income tax benefit related to the stock compensation expense, respectively. Director stock compensation expense was $342,000, $306,000, and $196,000 for the years ended December 31, 2022, 2021 and 2020 respectively, and $72,000, $64,000 and $41,000 of income tax benefit related to the director stock compensation expense, respectively.
As of December 31, 2022, 2021 and 2020, there was $7.4 million, $6.2 million and $5.4 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2022 is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of each NQSO is estimated on the date of grant using a Black-Scholes option pricing model. There were no NQSO grants during the years ended December 31, 2022, 2021 or 2020. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
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
The fair value of each PSU is the ending stock price on the date of grant. PSUs granted to executive officers will cliff vest on the third anniversary of the grant date, subject to the grantee’s continued service on such date, and will be earned based on the Company’s ROATCE related to ROATCE of the KBW Nasdaq Regional Bank Index (NASDAQ: KRX), over a 3 year performance period. The PSUs may be earned between a minimum payout of 50%, based on a ROATCE performance threshold of 25th percentile of the Peer Group, a target payout of 100%, based on a ROATCE performance threshold of 50th percentile, and a maximum payout of 150%, based on a performance threshold of 75th percentile or greater. Share payout for performance between the minimum threshold, target and maximum is calculated on a straight line basis, and performance below the minimum threshold results in no share payout.
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
Shares issued in connection with stock compensation awards along with other related information are presented in the following table (in thousands, except share amounts):

	Years Ended December 31,
	2022	2021	2020
New shares issued from available treasury shares	86,500	305,212	116,661
Proceeds from stock option exercises	$790	$7,672	$1,692
Intrinsic value of stock options exercised	$421	$3,005	$881

A combined summary of activity in our share-based plans as of December 31, 2022 is presented below:

	Restricted Stock Units Outstanding				Stock Options Outstanding
	Service Based		Performance Based
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2022	177,015	$36.95	—	$—	713,767	$33.20	$6.45
Granted	122,039	36.21	8,343	41.74	—	—	—
Stock options exercised	—	—	—	—	(33,486)	27.94	5.96
Stock awards vested	(65,092)	36.57	—	—	—	—	—
Forfeited	(7,368)	38.54	—	—	(7,270)	34.79	5.99
Canceled/expired	—	—	—	—	—	—	—
Balance, December 31, 2022	226,594	$36.61	8,343	$41.74	673,011	$33.45	$6.49
Other information regarding options outstanding and exercisable as of December 31, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$22.88	-	$25.00	26,299	$23.06	1.19	26,299	$23.06
25.01	-	30.00	89,544	26.60	2.49	89,544	26.60
30.01	-	35.00	480,124	34.67	6.05	428,480	34.66
35.01	-	37.28	77,044	37.28	3.86	77,044	37.28
Total			673,011	$33.45	5.13	621,367	$33.33
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1.8 million for both at December 31, 2022. The weighted-average remaining contractual life of options exercisable at December 31, 2022 was 5.0 years.

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
During the year ended December 31, 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of December 31, 2022, hedged securities with a carrying amount of $743.9 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings.
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
At December 31, 2022, net derivative asset included $82.1 million of cash collateral received from counterparties under master netting agreements. At December 31, 2021, net derivative liabilities included $12.8 million of cash collateral held by counterparties subject to master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2022			December 31, 2021
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$575,000	$39,527	$—	$605,000	$4,274	$5,866
Swaps-Fair Value Hedge-Financial institution counterparties	742,675	21,733	171	—	—	—
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	223,124	21,046	—	214,379	545	13,412
Swaps-Customer counterparties	223,124	—	21,046	214,379	13,412	545
Gross derivatives		82,306	21,217		18,231	19,823
Offsetting derivative assets/liabilities		(171)	(171)		(4,819)	(4,819)
Cash collateral received/posted		(82,135)	—		—	(12,810)
Net derivatives included in the consolidated balance sheets (2)		$—	$21,046		$13,412	$2,194
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At December 31, 2022, we had no credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers. At December 31, 2021, we had no credit exposure related to interest rate swaps with financial institutions and $13.4 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR or overnight SOFR rates in effect at December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$575,000	2.3	4.44%	1.13%	$605,000	3.2	0.13%	1.10%
Swaps-Fair Value hedge
Financial institution counterparties	742,675	6.3	3.42%	3.21%	—	—	—	—
Swaps-Non-hedging
Financial institution counterparties	223,124	9.0	4.83%	2.69%	214,379	10.3	0.47%	2.42%
Customer counterparties	223,124	9.0	2.69%	4.83%	214,379	10.3	2.42%	0.47%

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
Securities AFS and Equity Investments with readily determinable fair values – U.S. Treasury securities and equity investments with readily determinable fair values are reported at fair value utilizing Level 1 inputs.  Other securities classified as AFS are reported at fair value utilizing Level 2 inputs.  For most of these securities, we obtain fair value measurements from independent pricing services and obtain an understanding of the pricing methodologies used by these independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things, as stated in the pricing methodologies of the independent pricing services.
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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at December 31, 2022 and 2021.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2022 and 2021, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2022
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$964,852	$—	$964,852	$—
Corporate bonds and other	8,704	—	8,704	—
MBS: (1)
Residential	315,027	—	315,027	—
Commercial	10,431	—	10,431	—
Equity investments:
Equity investments	5,235	5,235	—	—
Derivative assets:
Interest rate swaps	82,306	—	82,306	—
Total asset recurring fair value measurements	$1,386,555	$5,235	$1,381,320	$—

Derivative liabilities:
Interest rate swaps	$21,217	$—	$21,217	$—
Total liability recurring fair value measurements	$21,217	$—	$21,217	$—

Nonrecurring fair value measurements
Foreclosed assets	$167	$—	$—	$167
Collateral-dependent loans (2)	7,815	—	—	7,815
Total asset nonrecurring fair value measurements	$7,982	$—	$—	$7,982

	December 31, 2021
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$58,877	$58,877	$—	$—
State and political subdivisions	2,051,936	—	2,051,936	—
Corporate bonds and other	135,532	—	135,532	—
MBS: (1)
Residential	426,350	—	426,350	—
Commercial	91,630	—	91,630	—
Equity investments:
Equity investments	5,920	5,920	—	—
Derivative assets:
Interest rate swaps	18,231	—	18,231	—
Total asset recurring fair value measurements	$2,788,476	$64,797	$2,723,679	$—

Derivative liabilities:
Interest rate swaps	$19,823	$—	$19,823	$—
Total liability recurring fair value measurements	$19,823	$—	$19,823	$—

Nonrecurring fair value measurements
Collateral-dependent loans (2)	$8,458	$—	$—	$8,458
Total asset nonrecurring fair value measurements	$8,458	$—	$—	$8,458
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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$199,252	$199,252	$199,252	$—	$—
Investment securities:
HTM, at carrying value	1,190,108	1,023,376	—	1,023,376	—
MBS:
HTM, at carrying value	136,621	125,780	—	125,780	—
FHLB stock, at cost	9,190	9,190	—	9,190	—
Equity investments	5,946	5,946	—	5,946	—
Loans, net of allowance for loan losses	4,111,176	3,880,664	—	—	3,880,664
Loans held for sale	667	667	—	667	—
Financial Liabilities:
Deposits	$6,198,019	$6,158,517	$—	$6,158,517	$—
Other borrowings	221,153	221,153	—	221,153	—
FHLB borrowings	153,358	140,976	—	140,976	—
Subordinated notes, net of unamortized debt issuance costs	98,674	91,357	—	91,357	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,594	—	60,594	—

		Estimated Fair Value
December 31, 2021	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$201,753	$201,753	$201,753	$—	$—
Investment securities:
HTM, at carrying value	788	791	—	791	—
MBS:
HTM, at carrying value	89,992	94,444	—	94,444	—
FHLB stock, at cost	14,375	14,375	—	14,375	—
Equity investments	5,921	5,921	—	5,921	—
Loans, net of allowance for loan losses	3,609,889	3,748,116	—	—	3,748,116
Loans held for sale	1,684	1,684	—	1,684	—
Financial liabilities:
Deposits	$5,722,327	$5,721,694	$—	$5,721,694	$—
Other borrowings	23,219	23,219	—	23,219	—
FHLB borrowings	344,038	346,604	—	346,604	—
Subordinated notes, net of unamortized debt issuance costs	98,534	98,642	—	98,642	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,260	48,480	—	48,480	—

13. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.40, $1.37 and $1.30 per share for the years ended December 31, 2022, 2021 and 2020, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2022, we exceeded all regulatory minimum capital requirements.

As of December 31, 2022, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%
December 31, 2021
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$657,043	14.17%	$208,616	4.50%	N/A	N/A
Bank Only	$793,271	17.11%	$208,576	4.50%	$301,277	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$715,492	15.43%	$278,155	6.00%	N/A	N/A
Bank Only	$793,271	17.11%	$278,102	6.00%	$370,803	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$841,300	18.15%	$370,874	8.00%	N/A	N/A
Bank Only	$820,545	17.70%	$370,803	8.00%	$463,503	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$715,492	10.33%	$277,065	4.00%	N/A	N/A
Bank Only	$793,271	11.46%	$276,932	4.00%	$346,165	5.00%
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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a DRIP which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2022, 31,853 shares were issued under this plan at an average price per share of $38.70, reflective of other trades at the time of each sale.  For the years ended December 31, 2021 and December 31, 2020, 34,150 and 47,157 shares, respectively, were issued under this plan at an average price per share of $39.64 and $30.21, respectively, reflective of other trades at the time of each sale.
We repurchased 923,775 shares of our common stock at a cost of $33.8 million during the year ended December 31, 2022, 938,484 shares of common stock at a cost of $34.1 million during the year ended December 31, 2021, and 1,035,901 shares of common stock at a cost of $31.0 million during the year ended December 31, 2020. Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. Our board of directors continually evaluates the Company's capital needs and those of the Bank and may, at its discretion, initiate, modify or discontinue an authorized repurchase plan without notice.
15. INCOME TAXES
The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current income tax expense	$14,700	$12,674	$15,766
Deferred income tax expense (benefit)	(89)	4,752	(4,430)
Income tax expense	$14,611	$17,426	$11,336

The components of the net deferred tax asset/liability as of December 31, 2022 and 2021 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$7,668	$
Retirement and other benefit plans		2,435
Premises and equipment		9,269
Operating lease liabilities	3,585
Operating lease ROU assets		3,216
Core deposit intangible		548
Unrealized losses on securities AFS	44,299
Effective hedging derivatives		12,829
Fair value adjustment on loans	500
Unfunded status of defined benefit plan	5,184
State business tax credit	242
Stock-based compensation	1,177
Other	337
Gross deferred tax assets/liabilities	62,992	28,297
Net deferred tax asset at December 31, 2022	$34,695

Allowance for loan losses	$7,407	$
Retirement and other benefit plans		1,927
Premises and equipment		9,062
Operating lease liabilities	3,502
Operating lease ROU assets		3,165
Core deposit intangible		913
Unrealized gains on securities AFS		22,562
Effective hedging derivatives	334
Fair value adjustment on loans	696
Unfunded status of defined benefit plan	6,314
State business tax credit	302
Stock-based compensation	1,043
Other	223
Gross deferred tax assets/liabilities	19,821	37,629
Net deferred tax liability at December 31, 2021		$17,808
A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$25,123	21.0%	$27,474	21.0%	$19,633	21.0%
Increase (decrease) in taxes from:
Tax exempt interest	(10,345)	(8.6)%	(9,636)	(7.4)%	(8,137)	(8.7)%
BOLI	(555)	(0.5)%	(549)	(0.4)%	(536)	(0.6)%
Share-based compensation	(93)	(0.1)%	(392)	(0.3)%	(70)	(0.1)%
State business tax	312	0.3%	366	0.3%	329	0.4%
Other, net	169	0.1%	163	0.1%	117	0.1%
Income tax expense	$14,611	12.2%	$17,426	13.3%	$11,336	12.1%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019 or Texas state tax examinations by tax authorities for years before 2018.  No valuation allowance was recorded at December 31, 2022 or 2021 as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at December 31, 2022 or 2021.

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
Our leases have remaining lease terms ranging from 11 months to 17.7 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 90 days. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
Balance sheet information related to leases was as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease ROU assets	$15,314	$15,073
Operating lease liabilities	$17,070	$16,676
The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$1,773	$1,811	$2,193

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows for operating leases	$1,644	$2,016	$1,479
ROU assets obtained in exchange for new operating lease liabilities (1)	$1,531	$1,330	$7,912
(1)For the year ended December 31, 2021, the ROU assets obtained were primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million. For the year ended December 31, 2020, the ROU assets obtained were primarily due to one lease that commenced in May 2020 with an initial ROU asset of $6.6 million.

Additional information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	13.8	14.9
Weighted average discount rate	2.98%	2.90%

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	$1,559
2024	1,617
2025	1,619
2026	1,598
2027	1,494
2028 and thereafter	13,098
Total lease payments	20,985
Less: Interest	(3,915)
Present value of lease liabilities	$17,070
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
Gross rental income from these leases were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Gross rental income	$3,173	$3,288	$3,277

At December 31, 2022, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2023	$3,290
2024	2,656
2025	2,041
2026	1,760
2027	1,014
2028 and thereafter	1,059
Total lease payments	$11,820

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020

Balance at beginning of period	$2,384	$6,386	$1,455
Impact of CECL adoption	—	—	4,840
Provision for (reversal of) off-balance-sheet credit exposures	1,303	(4,002)	91
Balance at end of period	$3,687	$2,384	$6,386

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2022	December 31, 2021

Commitments to extend credit	$1,296,773	$1,053,002
Standby letters of credit	26,844	12,708
Total	$1,323,617	$1,065,710

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
Securities. In the normal course of business we buy and sell securities.  At December 31, 2022, there were no unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2021, there were $19.0 million unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at December 31, 2022 or December 31, 2021.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Our market areas primarily include East and Southeast Texas, as well as the greater Fort Worth, Austin and Houston, Texas areas. Part of the risk associated with real estate loans has been mitigated since 20.7% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
The MBS we hold consist exclusively of U.S. agency securities which are either directly or indirectly backed by the full faith and credit of the U.S. Government or guaranteed by GSEs.  The GNMA MBS are backed by the full faith and credit of the U.S. Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the U.S. government.

19. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2022	2021
ASSETS
Cash and due from banks	$20,235	$19,189
Investment in bank subsidiaries at equity in underlying net assets	879,449	1,046,215
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	4,411	4,384
Total assets	$905,921	$1,071,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes, net of unamortized debt issuance costs	$98,674	$98,534
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,260
Other liabilities	985	648
Total liabilities	159,924	159,442
Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,000,822 shares issued at December 31, 2022 and 37,968,969 shares issued at December 31, 2021)	47,501	47,461
Paid-in capital	784,545	780,501
Retained earnings	239,610	179,813
Treasury stock: (shares at cost, 6,454,192 at December 31, 2022 and 5,616,917 at December 31, 2021)	(188,203)	(155,308)
AOCI	(137,456)	59,705
Total shareholders’ equity	745,997	912,172
Total liabilities and shareholders’ equity	$905,921	$1,071,614

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
Income
Dividends from subsidiary	$85,000	$100,000	$72,000
Interest income	72	42	55
Total income	85,072	100,042	72,055
Expense
Interest expense	6,412	9,636	8,129
Other	3,148	4,162	3,240
Total expense	9,560	13,798	11,369
Income before income tax expense	75,512	86,244	60,686
Income tax benefit	1,992	2,889	2,375
Income before equity in undistributed earnings of subsidiaries	77,504	89,133	63,061
Equity in undistributed earnings of subsidiaries	27,516	24,268	19,092
Net income	$105,020	$113,401	$82,153

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020

OPERATING ACTIVITIES:
Net Income	$105,020	$113,401	$82,153
Adjustments to reconcile net income to net cash provided by operations:
Amortization	145	277	202
Stock compensation expense	342	306	197
Equity in undistributed earnings of subsidiaries	(27,516)	(24,268)	(19,092)
Loss on redemption of subordinated notes	—	1,118	—
Net change in other assets	(27)	348	(546)
Net change in other liabilities	204	(1,732)	(58)
Net cash provided by operating activities	78,168	89,450	62,856
INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	—	(95)	98,478
Redemption of subordinated notes	—	(100,011)	—
Purchase of common stock	(33,708)	(34,148)	(30,989)
Proceeds from issuance of common stock	1,522	8,546	2,723
Cash dividends paid	(44,936)	(44,569)	(43,204)
Net cash (used in) provided by financing activities	(77,122)	(170,277)	27,008

Net increase (decrease) in cash and cash equivalents	1,046	(80,827)	89,864
Cash and cash equivalents at beginning of period	19,189	100,016	10,152
Cash and cash equivalents at end of period	$20,235	$19,189	$100,016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
    Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 24, 2023

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated April 28, 2014, by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc.		2	10-Q	05/09/2014	0-12247

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(4)	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities of the Registrant Registered Under Section 12.		4.1	10-K	02/28/2020	0-12247

4.2	Subordinated Indenture, dated as of September 19, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee.		4.1	8-K	09/19/2016	0-12247

4.3	Indenture, dated as of November 6, 2020, by and between the Company and UMB Bank, National Association, as Trustee, including the form of the Notes attached as Exhibit A-2 thereto.		4.1	8-K	11/9/2020	0-12247

4.4	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (as filed with the Registrant’s Form 10-K for the year ended June 30, 1990).		**10 (b)	10-K	1991

10.2	Retirement Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.).		**10 (c)	10-K	1993

10.3	Deferred Compensation Agreement dated June 30, 1994 by and between Southside Bank and Lee Gibson, as amended October 15, 1997.		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated January 15, 2009, by and between Southside Bank and Julie Shamburger.		**10.4	10-K	02/26/2021	0-12247

10.5	First Amendment to Deferred Compensation Agreement dated February 25, 2021, by and between Southside Bank and Julie Shamburger.		**10.5	10-K	02/26/2021	0-12247

10.6	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander.		**10.2	10-Q	04/28/2017	0-12247

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe.	**10.7	10-K	02/28/2018	0-12247

10.8	Split Dollar Agreement dated September 7, 2004 with Lee R. Gibson, III.	**10 (i)	8-K	10/19/2004	3-17203

10.9	Split Dollar Agreement dated February 25, 2021 with Julie Shamburger.	**10.9	10-K	02/26/2021	0-12247

10.10	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson.	**10 (l)	8-K	10/26/2007	3-17203

10.11	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	04/28/2017	0-12247

10.12	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe.	**10.14	10-K	02/28/2018	0-12247

10.13	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and T.L. Arnold.	**10.5	S-4	07/18/2014	3-196817

10.14	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	10/26/2018	0-12247

10.15	Southside Bancshares, Inc. 2009 Incentive Plan.	**99.1	8-K	04/20/2009	3-17203

10.16	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.	**10.1	10-Q	08/08/2011	3-17203

10.17	Southside Bancshares, Inc. 2017 Incentive Plan.	**10.1	8-K	05/12/2017	0-12247

10.18	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.2	10-Q	10/27/2017	0-12247

10.19	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.3	10-Q	10/27/2017	0-12247

10.20	Form of Note Purchase Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.	10.1	8-K	11/9/2020	0-12247

10.21	Form of Registration Rights Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.	10.2	8-K	11/9/2020	0-12247

10.22	Southside Bancshares, Inc. Annual Incentive Program.	**10.1	8-K	06/21/2021	0-12247

10.23	Form of Southside Bancshares, Inc. Performance-Based Restricted Stock Unit Award Agreement for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.1	10-Q	04/28/2022	0-12247

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 24, 2023	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 24, 2023	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	John R. (Bob) Garrett	Chairman of the Board	February 24, 2023
	John R. (Bob) Garrett	and Director

/s/	Donald W. Thedford	Vice Chairman of the Board	February 24, 2023
	Donald W. Thedford	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 24, 2023
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 24, 2023
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 24, 2023
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 24, 2023
Michael J. Bosworth

/s/	Herbert C. Buie	Director	February 24, 2023
Herbert C. Buie

/s/	Patricia A. Callan	Director	February 24, 2023
Patricia A. Callan

/s/	Shannon Dacus	Director	February 24, 2023
Shannon Dacus

/s/	Alton L. Frailey	Director	February 24, 2023
Alton L. Frailey

/s/	George H. (Trey) Henderson, III	Director	February 24, 2023
George H. (Trey) Henderson, III

		Director	February 24, 2023
Melvin B. Lovelady

/s/	Tony K. Morgan	Director	February 24, 2023
Tony K. Morgan

/s/	John F. Sammons, Jr.	Director	February 24, 2023
John F. Sammons, Jr.

/s/	H. J. Shands, III	Director	February 24, 2023
H. J. Shands, III

/s/	William Sheehy	Director	February 24, 2023
William Sheehy

/s/	Preston L. Smith	Director	February 24, 2023
Preston L. Smith