Form 10-Q
period 2023-03-31
SOUTHSIDE BANCSHARES INC
filed 2023-04-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 25, 2023 was 30,924,812 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2022 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2022
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
COVID-19	Novel strain of coronavirus
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Southside Bancshares, Inc. |1

Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings prior to implementation of ASU 2022-02 “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Cash and due from banks	$101,109	$106,143
Interest earning deposits	151,999	9,276
Federal funds sold	57,384	83,833
Total cash and cash equivalents	310,492	199,252
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,499,135 and $1,387,874, respectively)	1,437,222	1,299,014
Securities HTM (estimated fair value of $1,172,574 and $1,149,156, respectively)	1,308,457	1,326,729
FHLB stock, at cost	16,696	9,190
Equity investments	9,909	11,181
Loans held for sale	407	667
Loans:
Loans	4,152,644	4,147,691
Less: Allowance for loan losses	(36,332)	(36,515)
Net loans	4,116,312	4,111,176
Premises and equipment, net	141,363	141,256
Operating lease ROU assets	15,183	15,314
Goodwill	201,116	201,116
Other intangible assets, net	4,144	4,622
Interest receivable	34,890	49,350
Deferred tax asset, net	33,787	34,695
Unsettled trades to sell securities	4,044	—
BOLI	134,635	133,911
Other assets	23,688	21,163
Total assets	$7,792,345	$7,558,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,543,413	$1,671,562
Interest bearing	4,294,807	4,526,457
Total deposits	5,838,220	6,198,019
Other borrowings	625,627	221,153
FHLB borrowings	333,183	153,358
Subordinated notes, net of unamortized debt issuance costs	98,710	98,674
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,266	60,265
Operating lease liabilities	16,989	17,070
Other liabilities	68,320	64,100
Total liabilities	7,041,315	6,812,639

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,008,848 shares issued at March 31, 2023 and 38,000,822 shares issued at December 31, 2022)	47,511	47,501
Paid-in capital	786,119	784,545
Retained earnings	254,565	239,610
Treasury stock: (shares at cost, 6,887,667 at March 31, 2023 and 6,454,192 at December 31, 2022)	(203,853)	(188,203)
AOCI	(133,312)	(137,456)
Total shareholders’ equity	751,030	745,997
Total liabilities and shareholders’ equity	$7,792,345	$7,558,636
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans	$54,776	$34,888
Taxable investment securities	5,712	4,608
Tax-exempt investment securities	13,916	10,219
MBS	4,329	4,017
FHLB stock and equity investments	245	113
Other interest earning assets	1,870	28
Total interest income	80,848	53,873
Interest expense:
Deposits	19,906	3,237
FHLB borrowings	3,141	366
Subordinated notes	999	998
Trust preferred subordinated debentures	1,031	356
Other borrowings	2,418	10
Total interest expense	27,495	4,967
Net interest income	53,353	48,906
Provision for (reversal of) credit losses	(40)	294
Net interest income after provision for credit losses	53,393	48,612
Noninterest income:
Deposit services	6,422	6,628
Net gain (loss) on sale of securities AFS	(2,146)	(1,543)
Net gain on sale of equity securities	2,416	—
Gain on sale of loans	104	178
Trust fees	1,467	1,494
BOLI	1,675	691
Brokerage services	697	809
Other	1,398	2,468
Total noninterest income	12,033	10,725
Noninterest expense:
Salaries and employee benefits	21,856	19,969
Net occupancy	3,734	3,656
Advertising, travel & entertainment	1,050	737
ATM expense	355	281
Professional fees	1,372	927
Software and data processing	2,055	1,631
Communications	327	503
FDIC insurance	544	472
Amortization of intangibles	478	622
Other	3,078	2,397
Total noninterest expense	34,849	31,195
Income before income tax expense	30,577	28,142
Income tax expense	4,543	3,146
Net income	$26,034	$24,996

Earnings per common share – basic	$0.83	$0.77
Earnings per common share – diluted	$0.83	$0.77
Cash dividends paid per common share	$0.35	$0.34
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$26,034	$24,996
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	13,019	(161,901)
Change in net unrealized loss on securities transferred from AFS to HTM	—	(39,144)
Reclassification adjustment for amortization related to AFS and HTM debt securities	1,992	243
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	2,146	1,543
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	(6,976)	20,546
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(5,108)	1,322
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	173	206
Other comprehensive income (loss), before tax	5,246	(177,185)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,102)	37,209
Other comprehensive income (loss), net of tax	4,144	(139,976)
Comprehensive income (loss)	$30,178	$(114,980)

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,501	$784,545	$239,610	$(188,203)	$(137,456)	$745,997
Net income	—	—	26,034	—	—	26,034
Other comprehensive income (loss)	—	—	—	—	4,144	4,144
Issuance of common stock for dividend reinvestment plan (8,026 shares)	10	292	—	—	—	302
Purchase of common stock (457,394 shares)	—	—	—	(15,945)	—	(15,945)
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (23,919 shares)	—	368	(91)	295	—	572
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,988)	—	—	(10,988)
Balance at March 31, 2023	$47,511	$786,119	$254,565	$(203,853)	$(133,312)	$751,030

Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
Net income	—	—	24,996	—	—	24,996
Other comprehensive income (loss)	—	—	—	—	(139,976)	(139,976)
Issuance of common stock for dividend reinvestment plan (7,671 shares)	10	312	—	—	—	322
Purchase of common stock (82,285 shares)	—	—	—	(3,358)	—	(3,358)
Stock compensation expense	—	819	—	—	—	819
Net issuance of common stock under employee stock plans (16,551 shares)	—	182	(67)	154	—	269
Cash dividends paid on common stock ($0.34 per share)	—	—	(11,003)	—	—	(11,003)
Balance at March 31, 2022	$47,471	$781,814	$193,739	$(158,512)	$(80,271)	$784,241

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$26,034	$24,996
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,636	2,765
Securities premium amortization (discount accretion), net	3,586	4,804
Loan (discount accretion) premium amortization, net	89	(132)
Provision for (reversal of) credit losses	(40)	294
Stock compensation expense	914	819
Deferred tax expense (benefit)	(194)	285
Net (gain) loss on sale of AFS securities	2,146	1,543
Net (gain) loss on sale of equity securities	(2,416)	—
Loss on impairment of investments	—	38
Net loss on premises and equipment	4	334
Gross proceeds from sales of loans held for sale	4,309	5,114
Gross originations of loans held for sale	(4,049)	(5,006)
Net (gain) loss on OREO	(51)	—
Net change in:
Interest receivable	14,460	10,778
Other assets	(3,082)	(74)
Interest payable	3,253	728
Other liabilities	(23,968)	38,091
Net cash provided by (used in) operating activities	23,631	85,377

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(361,685)	(126,240)
Sales	237,316	118,952
Maturities, calls and principal repayments	8,617	50,269
Securities HTM:
Maturities, calls and principal repayments	14,970	2,216
Proceeds from sales of equity securities	3,785	—
Proceeds from redemption of FHLB stock and equity investments	18,370	11,041
Purchases of FHLB stock and equity investments	(25,973)	(57)
Net loan paydowns (originations)	(5,342)	(155,667)
Purchases of premises and equipment	(2,183)	(2,806)
Proceeds from sales of premises and equipment	—	3
Net proceeds from sales of OREO	144	—
Proceeds from sales of repossessed assets	93	30
Net cash provided by (used in) investing activities	(111,888)	(102,259)

(continued)

Southside Bancshares, Inc. | 7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2023	2022
FINANCING ACTIVITIES:
Net change in deposits	(359,846)	348,066
Net change in other borrowings	404,474	6,977
Proceeds from FHLB borrowings	1,078,000	117,000
Repayment of FHLB borrowings	(898,175)	(457,167)
Proceeds from stock option exercises	640	332
Cash paid to tax authority related to tax withholding on share-based awards	(68)	(63)
Purchase of common stock	(14,842)	(2,228)
Proceeds from the issuance of common stock for dividend reinvestment plan	302	322
Cash dividends paid	(10,988)	(11,003)
Net cash provided by (used in) financing activities	199,497	2,236

Net increase (decrease) in cash and cash equivalents	111,240	(14,646)
Cash and cash equivalents at beginning of period	199,252	201,753
Cash and cash equivalents at end of period	$310,492	$187,107

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$24,242	$4,239
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$13	$31
Transfer of AFS to HTM securities	$—	$424,895
Unsettled trades to purchase securities	$—	$(2,053)
Unsettled trades to sell securities	$4,044	$47,019
Unsettled trades to repurchase common stock	$(957)	$(1,130)

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.
Current Expected Credit Losses - Troubled Debt Restructurings and Vintage Disclosures
We adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023, the effective date of the guidance, on a prospective basis. ASU 2022-02 eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 did not have a material impact on our consolidated financial statements.
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. Additionally, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance and deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. We established an officer level committee to guide our transition from LIBOR in October 2019 and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure. The trust preferred subordinated debentures will transition to an adjusted SOFR index in accordance with the Federal Reserve final rule implementing the Adjustable Interest Rate Act. Our cash flow hedges will transition to an adjusted SOFR index in accordance with the ISDA 2020 IBOR Fallbacks Protocol. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We have evaluated our systems and are offering alternative rates. We are no longer
Southside Bancshares, Inc. |9

offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and Diluted Earnings:
Net income	$26,034	$24,996
Basic weighted-average shares outstanding	31,372	32,357
Add: Stock awards	92	180
Diluted weighted-average shares outstanding	31,464	32,537
Basic earnings per share:
Net income	$0.83	$0.77
Diluted earnings per share:
Net income	$0.83	$0.77
For the three months ended March 31, 2023, there were approximately 121,000 anti-dilutive shares. For the three months ended March 31, 2022, there were no anti-dilutive shares.

Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	13,019	(6,976)	—	6,043
Reclassification adjustments included in net income	4,138	(5,108)	173	(797)
Income tax (expense) benefit	(3,603)	2,537	(36)	(1,102)
Net current-period other comprehensive income (loss), net of tax	13,554	(9,547)	137	4,144
Ending balance, net of tax	$(135,627)	$21,680	$(19,365)	$(133,312)

	Three Months Ended March 31, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(201,045)	20,546	—	(180,499)
Reclassification adjustments included in net income	1,786	1,322	206	3,314
Income tax (expense) benefit	41,844	(4,593)	(42)	37,209
Net current-period other comprehensive income (loss), net of tax	(157,415)	17,275	164	(139,976)
Ending balance, net of tax	$(72,699)	$16,018	$(23,590)	$(80,271)

Southside Bancshares, Inc. |11

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2023	2022

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(1,992)	$(243)
Tax benefit	418	51
Net of tax	(1,574)	(192)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(2,146)	(1,543)
Tax (expense) benefit	451	324
Net of tax	(1,695)	(1,219)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	5,108	(1,322)
Tax benefit	(1,072)	278
Net of tax	4,036	(1,044)

Amortization of pension plan:
Net actuarial loss (4)	(173)	(206)
Tax benefit	36	42
Net of tax	(137)	(164)
Total reclassifications for the period, net of tax	$630	$(2,619)
(1)    Included in interest income on the consolidated statements of income.
(2)    Listed as net gain (loss) on sale of securities AFS on the consolidated statements of income.
(3)    Included in interest expense for FHLB borrowings, other borrowings and deposits on the consolidated statements of income.
(4)    These AOCI components are included in the computation of net periodic pension cost (income) presented in “Note 8 – Employee Benefit Plans.”
Southside Bancshares, Inc. |12

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of March 31, 2023 and December 31, 2022 are reflected in the tables below (in thousands):

	March 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$297,061	$96	$—	$297,157
State and political subdivisions	938,822	2,023	54,373	886,472
Corporate bonds and other	14,513	33	1,135	13,411
MBS: (1)
Residential	237,426	302	7,992	229,736
Commercial	11,313	57	924	10,446
Total	$1,499,135	$2,511	$64,424	$1,437,222

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,038,054	$8,703	$126,946	$919,811
Corporate bonds and other	146,203	561	9,821	136,943
MBS: (1)
Residential	93,399	24	6,282	87,141
Commercial	30,801	—	2,122	28,679
Total	$1,308,457	$9,288	$145,171	$1,172,574

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,039,453	$956	$75,557	$964,852
Corporate bonds and other	8,692	26	14	8,704
MBS: (1)
Residential	328,400	250	13,623	315,027
Commercial	11,329	50	948	10,431
Total	$1,387,874	$1,282	$90,142	$1,299,014

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,037,556	$3,969	$163,283	$878,242
Corporate bonds and other	152,552	575	7,993	145,134
MBS: (1)
Residential	93,796	21	8,343	85,474
Commercial	42,825	—	2,519	40,306
Total	$1,326,729	$4,565	$182,138	$1,149,156
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We had no transferred securities from AFS to HTM during the three months ended March 31, 2023. We transferred securities from AFS to HTM with an estimated fair value of $1.25 billion during the year ended December 31, 2022. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $119.6 million ($94.5 million, net of tax) at March 31, 2023 and $121.5 million ($96.0 million, net of tax) at December 31, 2022. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be
Southside Bancshares, Inc. |13

included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $2.13 billion and $1.82 billion were pledged as of March 31, 2023 and December 31, 2022, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$152,248	$2,179	$625,144	$52,194	$777,392	$54,373
Corporate bonds and other	13,193	1,135	—	—	13,193	1,135
MBS:
Residential	155,602	3,903	64,334	4,089	219,936	7,992
Commercial	—	—	8,167	924	8,167	924
Total	$321,043	$7,217	$697,645	$57,207	$1,018,688	$64,424

HELD TO MATURITY
Investment securities:
State and political subdivisions	$182,401	$7,385	$544,200	$119,561	$726,601	$126,946
Corporate bonds and other	95,612	6,228	36,668	3,593	132,280	9,821
MBS:
Residential	20,893	1,114	65,539	5,168	86,432	6,282
Commercial	—	—	28,679	2,122	28,679	2,122
Total	$298,906	$14,727	$675,086	$130,444	$973,992	$145,171

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$859,270	$68,683	$26,620	$6,874	$885,890	$75,557
Corporate bonds and other	3,678	14	—	—	3,678	14
MBS:
Residential	306,294	13,623	—	—	306,294	13,623
Commercial	5,613	318	2,545	630	8,158	948
Total	$1,174,855	$82,638	$29,165	$7,504	$1,204,020	$90,142

HELD TO MATURITY
Investment securities:
State and political subdivisions	$426,382	$66,898	$323,385	$96,385	$749,767	$163,283
Corporate bonds and other	125,250	6,660	12,738	1,333	137,988	7,993
Mortgage-backed securities:
Residential	80,801	7,799	3,932	544	84,733	8,343
Commercial	40,306	2,519	—	—	40,306	2,519
Total	$672,739	$83,876	$340,055	$98,262	$1,012,794	$182,138

Southside Bancshares, Inc. |14

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
As of March 31, 2023 and December 31, 2022, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At March 31, 2023, we had 515 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates and private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the three months ended March 31, 2023 or 2022.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2023, accrued interest receivable on AFS and HTM debt securities totaled $9.8 million and $8.4 million, respectively. As of December 31, 2022, accrued interest receivable on AFS and HTM debt securities totaled $16.9 million and $13.6 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2023 or December 31, 2022.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
U.S. Treasury	$697	$168
State and political subdivisions	17,099	13,332
Corporate bonds and other	1,832	1,327
MBS	4,329	4,017
Total interest income on securities	$23,957	$18,844

There was a $2.1 million net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2023, which consisted of $3.2 million in realized losses and $1.1 million in realized gains.  There was a $1.5 million net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2022, which consisted of $1.8 million in realized losses and $238,000 in realized gains. There were no sales from the HTM portfolio during the three months ended March 31, 2023 or 2022.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |15

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2023, are presented below by contractual maturity (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$297,272	$297,367
Due after one year through five years	1,563	1,601
Due after five years through ten years	33,196	32,564
Due after ten years	918,365	865,508
	1,250,396	1,197,040
MBS:	248,739	240,182
Total	$1,499,135	$1,437,222

	March 31, 2023
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$125	$125
Due after one year through five years	20,795	20,037
Due after five years through ten years	135,369	126,811
Due after ten years	1,027,968	909,781
	1,184,257	1,056,754
MBS:	124,200	115,820
Total	$1,308,457	$1,172,574

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2023 and December 31, 2022, we had equity investments recorded in our consolidated balance sheets of $9.9 million and $11.2 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three months ended March 31, 2023, there was a net gain on the sale of equity securities of $2.4 million.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net gains (losses) recognized during the period on equity investments	$2,500	$(275)
Less: Net gains recognized during the period on equity investments sold during the period	2,416	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$84	$(275)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2023.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at March 31, 2023, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |16

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate loans:
Construction	$591,894	$559,681
1-4 family residential	672,595	663,519
Commercial	1,990,861	1,987,707
Commercial loans	388,182	412,064
Municipal loans	438,566	450,067
Loans to individuals	70,546	74,653
Total loans	4,152,644	4,147,691
Less: Allowance for loan losses	36,332	36,515
Net loans	$4,116,312	$4,111,176

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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2023 consisted of $1.65 billion of owner and non-owner occupied real estate, $313.4 million of loans secured by multi-family properties and $25.9 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |17

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
Southside Bancshares, Inc. |18

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$22,665	$179,803	$176,130	$37,195	$6,980	$7,789	$141,330	$571,892
Pass watch	—	2,434	—	—	—	—	14,808	17,242
Special mention	—	822	1,010	—	9	—	—	1,841
Substandard	—	—	—	—	—	229	—	229
Doubtful	—	299	43	—	348	—	—	690
Total construction real estate	$22,665	$183,358	$177,183	$37,195	$7,337	$8,018	$156,138	$591,894
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$13,984	$92,684	$144,451	$126,154	$68,073	$220,774	$2,123	$668,243
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	78	—	1,381	—	1,459
Substandard	—	2	64	210	124	2,146	42	2,588
Doubtful	—	—	—	—	—	305	—	305
Total 1-4 family residential real estate	$13,984	$92,686	$144,515	$126,442	$68,197	$224,606	$2,165	$672,595
Current period gross charge-offs	$—	$—	$—	$—	$—	$49	$—	$49

Commercial real estate:
Pass	$137,028	$754,591	$523,896	$156,316	$111,505	$263,451	$10,180	$1,956,967
Pass watch	—	—	9,001	—	349	—	—	9,350
Special mention	—	—	—	1,820	437	945	—	3,202
Substandard	—	—	—	278	14,395	6,484	—	21,157
Doubtful	—	—	—	—	73	112	—	185
Total commercial real estate	$137,028	$754,591	$532,897	$158,414	$126,759	$270,992	$10,180	$1,990,861
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$17,642	$101,347	$61,883	$16,062	$7,209	$6,968	$161,646	$372,757
Pass watch	—	73	149	—	—	—	199	421
Special mention	—	183	4,996	27	—	269	8,318	13,793
Substandard	—	418	190	—	86	25	—	719
Doubtful	—	67	73	50	109	193	—	492
Total commercial loans	$17,642	$102,088	$67,291	$16,139	$7,404	$7,455	$170,163	$388,182
Current period gross charge-offs	$—	$84	$11	$14	$—	$—	$—	$109

Municipal loans:
Pass	$5,679	$63,464	$73,606	$55,338	$45,918	$187,652	$—	$431,657
Pass watch	—	—	—	—	507	6,402	—	6,909
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$5,679	$63,464	$73,606	$55,338	$46,425	$194,054	$—	$438,566
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$7,504	$24,621	$18,476	$10,868	$4,219	$2,092	$2,704	$70,484
Pass watch	—	—	—	—	—	—	10	10
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	4	—	9
Doubtful	—	—	6	—	17	20	—	43
Total loans to individuals	$7,504	$24,621	$18,482	$10,868	$4,241	$2,116	$2,714	$70,546
Current period gross charge-offs (1)	$391	$24	$6	$2	$—	$52	$—	$475

Total loans	$204,502	$1,220,808	$1,013,974	$404,396	$260,363	$707,241	$341,360	$4,152,644
Total current period gross charge-offs (1)	$391	$108	$17	$16	$—	$101	$—	$633
(1) Includes $391,000 in charged off demand deposit overdrafts reported as 2023 originations.
Southside Bancshares, Inc. |19

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$169,652	$184,501	$34,537	$7,091	$1,844	$6,434	$152,530	$556,589
Pass watch	299	—	—	—	—	—	—	299
Special mention	1,858	290	—	—	—	—	—	2,148
Substandard	—	—	—	10	42	194	—	246
Doubtful	—	44	—	355	—	—	—	399
Total construction real estate	$171,809	$184,835	$34,537	$7,456	$1,886	$6,628	$152,530	$559,681

1-4 family residential real estate:
Pass	$82,847	$144,424	$128,666	$70,142	$36,710	$194,490	$2,160	$659,439
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	79	—	1,397	—	—	1,476
Substandard	3	—	217	54	32	1,942	43	2,291
Doubtful	—	—	—	—	173	140	—	313
Total 1-4 family residential real estate	$82,850	$144,424	$128,962	$70,196	$38,312	$196,572	$2,203	$663,519

Commercial real estate:
Pass	$798,653	$546,938	$168,607	$136,440	$55,480	$233,509	$12,315	$1,951,942
Pass watch	—	9,219	—	—	—	—	—	9,219
Special mention	—	—	1,832	330	115	1,849	—	4,126
Substandard	—	—	281	14,603	260	6,992	—	22,136
Doubtful	—	—	—	76	—	208	—	284
Total commercial real estate	$798,653	$556,157	$170,720	$151,449	$55,855	$242,558	$12,315	$1,987,707

Commercial loans:
Pass	$113,678	$68,509	$17,852	$8,249	$4,820	$3,313	$178,951	$395,372
Pass watch	208	13	56	—	—	—	—	277
Special mention	—	5,109	31	—	288	—	9,986	15,414
Substandard	220	116	70	110	12	9	—	537
Doubtful	68	100	—	86	210	—	—	464
Total commercial loans	$114,174	$73,847	$18,009	$8,445	$5,330	$3,322	$188,937	$412,064

Municipal loans:
Pass	$65,258	$74,617	$57,147	$47,636	$24,576	$173,919	$—	$443,153
Pass watch	—	—	—	508	403	6,003	—	6,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$65,258	$74,617	$57,147	$48,144	$24,979	$179,922	$—	$450,067

Loans to individuals:
Pass	$29,579	$21,480	$12,651	$5,261	$1,665	$1,005	$2,935	$74,576
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	6	—	2	—	9
Doubtful	7	—	—	18	40	3	—	68
Total loans to individuals	$29,586	$21,481	$12,651	$5,285	$1,705	$1,010	$2,935	$74,653
Total loans	$1,262,330	$1,055,361	$422,026	$290,975	$128,067	$630,012	$358,920	$4,147,691
Watchlisted loans reported as 2023 originations as of March 31, 2023 and watchlisted loans reported as 2022 originations as of December 31, 2022 were, for the majority, first originated in various years prior to 2023 and 2022, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |20

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$455	$299	$—	$754	$591,140	$591,894
1-4 family residential	2,562	48	359	2,969	669,626	672,595
Commercial	763	—	39	802	1,990,059	1,990,861
Commercial loans	1,929	315	94	2,338	385,844	388,182
Municipal loans	—	—	—	—	438,566	438,566
Loans to individuals	221	—	19	240	70,306	70,546
Total	$5,930	$662	$511	$7,103	$4,145,541	$4,152,644

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$43	$21	$—	$64	$559,617	$559,681
1-4 family residential	3,529	368	214	4,111	659,408	663,519
Commercial	105	153	415	673	1,987,034	1,987,707
Commercial loans	515	277	247	1,039	411,025	412,064
Municipal loans	—	—	—	—	450,067	450,067
Loans to individuals	203	3	40	246	74,407	74,653
Total	$4,395	$822	$916	$6,133	$4,141,558	$4,147,691

Southside Bancshares, Inc. |21

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Construction	$695	$405
1-4 family residential	933	848
Commercial	582	762
Commercial loans	911	757
Loans to individuals	48	74
Total nonaccrual loans (1)	3,169	2,846

Accruing loans past due more than 90 days	—	—
Restructured loans (2)	—	7,849
OREO	—	93
Repossessed assets	11	74
Total nonperforming assets	$3,180	$10,862

(1)    Includes $179,000 and $897,000 of restructured loans as of March 31, 2023 and December 31, 2022, respectively.
(2) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of March 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

We reversed $26,000 of interest income on nonaccrual loans during the three months ended March 31, 2023, and $12,000 for the three months ended March 31, 2022. We had $1.3 million and $1.6 million of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2023 and December 31, 2022, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2023 and December 31, 2022, we had $8.3 million and $8.1 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2023 and December 31, 2022, respectively.

Restructured Loans
Pursuant to our adoption of ASU 2022-02 effective January 1, 2023, we prospectively discontinued the recognition and measurement of TDRs. This guidance eliminated TDR accounting for loans in which the borrower was experiencing financial difficulty and the creditor granted a concession. See “Note 1 - Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report.
A loan is now considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the three months ended March 31, 2023 were not significant.
There was one commercial loan for $179,000 that was restructured with an extension of amortization period as of March 31, 2023 and is included in our nonaccrual loans in nonperforming assets.
Southside Bancshares, Inc. |22

On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of March 31, 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At March 31, 2023, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off	—	(49)	—	(109)	—	(475)	(633)
Recoveries of loans charged-off	1	5	—	60	—	296	362
Net loans (charged-off) recovered	1	(44)	—	(49)	—	(179)	(271)
Provision for (reversal of) loan losses	(13)	185	20	(285)	(1)	182	88
Balance at end of period	$3,152	$2,314	$28,721	$1,901	$44	$200	$36,332

	Three Months Ended March 31, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	—	—	(131)	—	(424)	(555)
Recoveries of loans charged-off	—	39	47	216	—	238	540
Net loans (charged-off) recovered	—	39	47	85	—	(186)	(15)
Provision for (reversal of) loan losses	(183)	77	198	(28)	1	201	266
Balance at end of period	$3,604	$1,982	$27,225	$2,454	$48	$211	$35,524

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the accrued interest on our loan portfolio was $16.7 million and $18.8 million, respectively.

Southside Bancshares, Inc. |23

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2023	December 31, 2022
Other borrowings:
Balance at end of period	$625,627	$221,153
Average amount outstanding during the period (1)	202,135	77,845
Maximum amount outstanding during the period (2)	625,627	316,563
Weighted average interest rate during the period (3)	4.9%	2.4%
Interest rate at end of period (4)	4.6%	4.1%

FHLB borrowings:
Balance at end of period	$333,183	$153,358
Average amount outstanding during the period (1)	404,199	135,926
Maximum amount outstanding during the period (2)	533,242	423,645
Weighted average interest rate during the period (3)	3.2%	2.4%
Interest rate at end of period (5)	5.2%	4.7%
(1)The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)The maximum amount outstanding at any month-end during the period.
(3)The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on other borrowings and FHLB borrowings includes the effect of interest rate swaps.
(4)Stated rate.
(5)The interest rate on FHLB borrowings includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2023 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$621,527	$2,750	$1,350	$—	$—	$—	$625,627
FHLB borrowings	330,717	748	775	391	411	141	333,183
Total obligations	$952,244	$3,498	$2,125	$391	$411	$141	$958,810

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2023 or December 31, 2022.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At March 31, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $282.8 million. There were $350.0 million and $188.0 million in borrowings from the FRDW at March 31, 2023 and December 31, 2022, respectively. To provide more stability and to assure banks have the ability to meet the needs of all their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At March 31, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $3.1 million. There were $198.4 million in borrowings from the BTFP at March 31, 2023. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2023, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bancshares, Inc. |24

Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $77.2 million at March 31, 2023 and $33.2 million at December 31, 2022, and had maturities of less than 3.0 years.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.73% to 5.33% and with remaining maturities of 13 days to 5.3 years at March 31, 2023.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At March 31, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.53 billion, net of FHLB stock purchases required.

Southside Bancshares, Inc. |25

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$98,710	$98,674
Total Subordinated notes	98,710	98,674
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,574	20,573
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,266	60,265
Total Long-term debt	$158,976	$158,939

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.3 million at March 31, 2023 and December 31, 2022.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $45,000 at March 31, 2023 and $46,000 at December 31, 2022.

As of March 31, 2023, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. |26

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2023	2022	2023	2022	2023	2022
Interest cost	$925	$680	$32	$26	$206	$139
Expected return on assets	(1,143)	(1,461)	(47)	(59)	—	—
Net loss amortization	166	151	—	—	7	55
Net periodic benefit cost (income)	$(52)	$(630)	$(15)	$(33)	$213	$194

The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $173,000 and $206,000 for the three months ended March 31, 2023 and 2022, respectively.

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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $880.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate or SOFR rate.
During 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of March 31, 2023, hedged securities with a carrying amount of $759.7 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings.
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
At March 31, 2023 and December 31, 2022, net derivative assets included $53.3 million and $82.1 million, respectively, of cash collateral received from counterparties under master netting agreements.
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

Southside Bancshares, Inc. |28

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$880,000	$32,886	$5,443	$575,000	$39,527	$—
Swaps-Fair Value Hedge-Financial institution counterparties	742,675	13,035	3,246	742,675	21,733	171
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	220,999	16,018	—	223,124	21,046	—
Swaps-Customer counterparties	220,999	—	16,018	223,124	—	21,046
Gross derivatives		61,939	24,707		82,306	21,217
Offsetting derivative assets/liabilities		(8,689)	(8,689)		(171)	(171)
Cash collateral received/posted		(53,250)	—		(82,135)	—
Net derivatives included in the consolidated balance sheets (2)		$—	$16,018		$—	$21,046
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers at March 31, 2023 or December 31, 2022. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR or overnight SOFR rates in effect at March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$880,000	3.0	4.77%	2.20%	$575,000	2.3	4.44%	1.13%
Swaps-Fair Value hedge
Financial institution counterparties	742,675	6.0	4.56%	3.21%	742,675	6.3	3.42%	3.21%
Swaps-Non-hedging
Financial institution counterparties	220,999	8.8	5.29%	2.68%	223,124	9.0	4.83%	2.69%
Customer counterparties	220,999	8.8	2.68%	5.29%	223,124	9.0	2.69%	4.83%
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
Southside Bancshares, Inc. |30

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2023 and December 31, 2022.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2023 and December 31, 2022, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |31

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2023	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$297,157	$297,157	$—	$—
State and political subdivisions	886,472	—	886,472	—
Corporate bonds and other	13,411	—	13,411	—
MBS: (1)
Residential	229,736	—	229,736	—
Commercial	10,446	—	10,446	—
Equity investments:
Equity investments	5,319	5,319	—	—
Derivative assets:
Interest rate swaps	61,939	—	61,939	—
Total asset recurring fair value measurements	$1,504,480	$302,476	$1,202,004	$—

Derivative liabilities:
Interest rate swaps	$24,707	$—	$24,707	$—
Total liability recurring fair value measurements	$24,707	$—	$24,707	$—

Nonrecurring fair value measurements
Foreclosed assets	$11	$—	$—	$11
Collateral-dependent loans (2)	7,857	—	—	7,857
Total asset nonrecurring fair value measurements	$7,868	$—	$—	$7,868
Southside Bancshares, Inc. |32

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2022	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$964,852	$—	$964,852	$—
Corporate bonds and other	8,704	—	8,704	—
MBS: (1)
Residential	315,027	—	315,027	—
Commercial	10,431	—	10,431	—
Equity investments:
Equity investments	5,235	5,235	—	—
Derivative assets:
Interest rate swaps	82,306	—	82,306	—
Total asset recurring fair value measurements	$1,386,555	$5,235	$1,381,320	$—

Derivative liabilities:
Interest rate swaps	$21,217	$—	$21,217	$—
Total liability recurring fair value measurements	$21,217	$—	$21,217	$—

Nonrecurring fair value measurements
Foreclosed assets	$167	$—	$—	$167
Collateral-dependent loans (2)	7,815	—	—	7,815
Total asset nonrecurring fair value measurements	$7,982	$—	$—	$7,982
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
Other borrowings – Federal funds purchased generally have original terms to maturity of one day and repurchase agreements generally have terms of less than one year, and therefore both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value. Borrowings from the Federal Reserve through the FRDW and BTFP have original maturities of one year or less, and the fair value is estimated by discounting the future cash flows using rates at which borrowings would be made to borrowers with similar credit ratings and for the same remaining maturities.
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

Southside Bancshares, Inc. |34

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$310,492	$310,492	$310,492	$—	$—
Investment securities:
HTM, at carrying value	1,184,257	1,056,754	—	1,056,754	—
MBS:
HTM, at carrying value	124,200	115,820	—	115,820	—
FHLB stock, at cost	16,696	16,696	—	16,696	—
Equity investments	4,590	4,590	—	4,590	—
Loans, net of allowance for loan losses	4,116,312	3,861,859	—	—	3,861,859
Loans held for sale	407	407	—	407	—
Financial liabilities:
Deposits	$5,838,220	$5,807,050	$—	$5,807,050	$—
Other borrowings	625,627	630,270	—	630,270	—
FHLB borrowings	333,183	321,144	—	321,144	—
Subordinated notes, net of unamortized debt issuance costs	98,710	89,952	—	89,952	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,266	54,520	—	54,520	—

		Estimated Fair Value
December 31, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$199,252	$199,252	$199,252	$—	$—
Investment securities:
HTM, at carrying value	1,190,108	1,023,376	—	1,023,376	—
Mortgage-backed securities:
HTM, at carrying value	136,621	125,780	—	125,780	—
FHLB stock, at cost	9,190	9,190	—	9,190	—
Equity investments	5,946	5,946	—	5,946	—
Loans, net of allowance for loan losses	4,111,176	3,880,664	—	—	3,880,664
Loans held for sale	667	667	—	667	—
Financial liabilities:
Deposits	$6,198,019	$6,158,517	$—	$6,158,517	$—
Other borrowings	221,153	221,153	—	221,153	—
FHLB borrowings	153,358	140,976	—	140,976	—
Subordinated notes, net of unamortized debt issuance costs	98,674	91,357	—	91,357	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,594	—	60,594	—

Southside Bancshares, Inc. |35

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Current income tax expense	$4,737	$2,861
Deferred income tax expense (benefit)	(194)	285
Income tax expense	$4,543	$3,146

The net deferred tax asset totaled $33.8 million at March 31, 2023 as compared to $34.7 million at December 31, 2022. The decrease in the net deferred tax asset is primarily the result of a decrease in unrealized losses in the AFS securities portfolio.  No valuation allowance was recorded at March 31, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2023 or December 31, 2022.
We recognized income tax expense of $4.5 million for an ETR of 14.9% for the three months ended March 31, 2023, compared to income tax expense of $3.1 million, for an ETR of 11.2% for the three months ended March 31, 2022. The higher ETR for the three months ended March 31, 2023 was primarily due to a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same period in 2022. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2023 and 2022 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019 or Texas state tax examinations by tax authorities for years before 2018.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Balance at beginning of period	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	(128)	28
Balance at end of period	$3,559	$2,412

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2023	December 31, 2022

Commitments to extend credit	$1,274,326	$1,296,773
Standby letters of credit	25,959	26,844
Total	$1,300,285	$1,323,617

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
Leases. During both the three months ended March 31, 2023, there were $192,000 operating lease ROU assets obtained in exchange for new operating lease liabilities. During the three months ended March 31, 2022, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business we buy and sell securities. At March 31, 2023, there were no unsettled trades to purchase securities and $4.0 million unsettled trades to sell securities. At December 31, 2022, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2023 or December 31, 2022.
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
Southside Bancshares, Inc. |37

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our 2022 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2022 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
•economic or other disruptions caused by acts of terrorism, war or other conflicts, including the Russia-Ukraine conflict, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate changes or other catastrophic events;
•potential impacts of the recent adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment;
Southside Bancshares, Inc. |38

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
•changes in consumer spending, borrowing and saving habits, including as a result of rising inflation and recessionary concerns;
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
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I – Item 1A. Risk Factors” in the 2022 Form 10-K.
All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Southside Bancshares, Inc. |39

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2022 Form 10-K. As of March 31, 2023, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |40

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

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2023	2022
Net interest income (GAAP)	$53,353	$48,906
Tax equivalent adjustments:
Loans	697	745
Tax-exempt investment securities	2,550	2,464
Net interest income (FTE) (1)	$56,600	$52,115

Average earning assets	$7,161,836	$6,553,710

Net interest margin	3.02%	3.03%
Net interest margin (FTE) (1)	3.21%	3.22%

Net interest spread	2.44%	2.89%
Net interest spread (FTE) (1)	2.62%	3.09%
(1)These amounts are presented on a fully taxable-equivalent basis and are non-GAAP measures.
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
Southside Bancshares, Inc. |41

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook. Increasing interest rates and high building costs, however, have caused a slowdown in what was a robust single family housing market. Worker shortages, supply chain disruptions, higher interest rates and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing higher inflation and interest rates could have a negative impact on both our consumer and commercial borrowers. Despite these conditions, overall, Texas continues to experience economic growth due to company relocations and expansions, combined with overall population growth.
DEPOSITS
Deposits at March 31, 2023 were $5.84 billion, a decrease of $232.2 million, or 3.8%, compared to $6.07 billion at March 31, 2022. Linked quarter, deposits decreased $359.8 million, or 5.8%, from $6.20 billion at December 31, 2022. During the three months ended March 31, 2023, brokered deposits decreased $191.8 million, or 29.1%, compared to December 31, 2022, and decreased $208.1 million, or 30.8%, compared to March 31, 2022, as the funding of our cash flow hedge swaps partially transitioned from brokered deposits to Federal Home Loan Bank advances and other borrowings to obtain lower cost funding.
At March 31, 2023, we had 180,516 total deposit accounts with an average balance of $30,000. At March 31, 2023, our deposit accounts consisted of the following (dollars in thousands):

	March 31, 2023
	Balance	Number of Accounts	Average Balance	% of Total Deposits

Individual non-maturity	$2,328,776	150,070	$16	39.9%
Commercial non-maturity	1,646,832	21,027	78	28.2%
Certificates of deposits	496,672	8,707	57	8.5%
Public funds	898,467	712	1,262	15.4%
Total deposits, excluding brokered deposits	5,370,747	180,516	$30	92.0%

Brokered deposits	467,473	—	—	8.0%
Total deposits	$5,838,220			100.0%
At March 31, 2023, our estimated uninsured deposits, excluding affiliate deposits (Southside-owned deposits) and public funds (all collateralized), was 26.5%. At March 31, 2023, estimated uninsured deposits consisted of the following (dollars in thousands):

	March 31, 2023
	Balance	Uninsured Balance	% of Uninsured Total Deposits

Affiliate deposits	$21,807	$21,470	0.4%
Customer deposits	4,450,473	1,545,304	26.5%
Brokered deposits	467,473	—	—
Public funds	898,467	870,076	14.9%
Total	$5,838,220	2,436,850	41.7%

Excluding public funds (collateralized)		(870,076)	(14.9)%
Excluding affiliate deposits		(21,470)	(0.4)%
Total estimated uninsured deposits		$1,545,304	26.5%
Southside Bancshares, Inc. |42

We continued to increase interest rates paid on deposits during the quarter in order to retain deposits. Our noninterest bearing deposits represent 26.4% of total deposits. Linked quarter, our cost of interest bearing deposits increased 60 basis points from 1.22% in the prior quarter to 1.82%. Our cost of total deposits for the first quarter of 2023 increased 46 basis points from 0.88% in the prior quarter to 1.34%.
Our cost of interest bearing deposits increased 152 basis points, from 0.30% for the three months ended March 31, 2022, to 1.82% for the three months ended March 31, 2023. Our cost of total deposits increased 112 basis points, from 0.22% at March 31, 2022 to 1.34% at March 31, 2023.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s Bank Term Funding Program to reduce our overall funding costs and to enhance our interest rate risk position. As of March 31, 2023, our BTFP borrowings of $198.4 million were at a cost of 4.37%.
The table below shows our total lines of credit, current borrowings as of March 31, 2023, total amounts available for future borrowings, and swapped value (in thousands):

	March 31, 2023
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$1,866,515	$333,183	$1,533,332	$180,000
Federal Reserve discount window	632,832	350,000	282,832	350,000
Correspondent bank lines of credit	62,500	—	62,500	—
Federal Reserve Bank Term Funding Program	201,539	198,416	3,123	—
Total liquidity lines	$2,763,386	$881,599	$1,881,787	$530,000

Operating Results
Net income increased $1.0 million, or 4.2%, for the three months ended March 31, 2023, to $26.0 million compared to the same period in 2022. The increase in net income was primarily a result of a $4.4 million increase in net interest income, a $1.3 million increase in noninterest income, partially offset by the $3.7 million increase in noninterest expense and the $1.4 million increase in income tax expense. Earnings per diluted common share increased $0.06, or 7.8%, to $0.83 for the three months ended March 31, 2023, compared to $0.77 for the three months ended March 31, 2022.
Financial Condition
Our total assets increased $233.7 million, or 3.1%, to $7.79 billion at March 31, 2023 from $7.56 billion at December 31, 2022. Our securities portfolio increased by $119.9 million, or 4.6%, to $2.75 billion, compared to $2.63 billion at December 31, 2022. The increase in the securities portfolio was due to purchases of three-month U.S. Treasury Bills, partially offset by a decrease in MBS and municipal bonds during the three months ended March 31, 2023. Our FHLB stock increased $7.5 million, or 81.7%, to $16.7 million from $9.2 million at December 31, 2022, due to the increase in our FHLB borrowings during the three months ended March 31, 2023, increasing the amount of FHLB stock we are required to hold.
Loans at March 31, 2023 were $4.15 billion, an increase of $5.0 million, or 0.1%, compared December 31, 2022, due to increases of $32.2 million in construction loans, $9.1 million in 1-4 family residential loans and $3.2 million in commercial real estate loans. The increases were partially offset by decreases of $23.9 million in commercial loans, $11.5 million in municipal loans and $4.1 million in loans to individuals. Loans held for sale decreased $260,000, or 39.0%, to $407,000 at March 31, 2023 from $667,000 at December 31, 2022.
Our nonperforming assets at March 31, 2023 decreased $7.7 million, or 70.7%, to $3.2 million and represented 0.04% of total assets, compared to $10.9 million, or 0.14% of total assets, at December 31, 2022.  Nonaccruing loans increased $323,000, or 11.3%, to $3.2 million, and the ratio of nonaccruing loans to total loans was 0.08% and 0.07% for March 31, 2023 and December 31, 2022, respectively. There were no restructured loans at March 31, 2023 compared to $7.8 million at December 31, 2022. The decrease in restructured loans was primarily due to the adoption of ASU 2022-22 on January 1, 2023, which allowed for the prospective exclusion of loan modifications that are performing, but would have previously required disclosure as troubled debt restructures in nonperforming assets. There was $11,000 and $74,000 of repossessed assets at
Southside Bancshares, Inc. |43

March 31, 2023 and December 31, 2022, respectively. There was no OREO at March 31, 2023 and $93,000 at December 31, 2022.
Our deposits decreased $359.8 million, or 5.8%, to $5.84 billion at March 31, 2023 from $6.20 billion at December 31, 2022, including a decrease in our brokered deposits of $191.8 million, or 29.1%, as the funding of our cash flow hedge swaps partially transitioned from brokered deposits to FHLB advances and other borrowings to obtain lower cost funding.
Total FHLB borrowings increased $179.8 million, or 117.3%, to $333.2 million at March 31, 2023 from $153.4 million at December 31, 2022.
Our total shareholders’ equity at March 31, 2023 increased 0.7%, or $5.0 million, to $751.0 million, or 9.6% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The increase in shareholders’ equity was the result of net income of $26.0 million, other comprehensive income of $4.1 million, stock compensation expense of $914,000, net issuance of common stock under employee stock plans of $572,000 and common stock issued under our dividend reinvestment plan of $302,000. These increases were partially offset by decreases in shareholders’ equity, including the repurchase of $15.9 million of our common stock and cash dividends paid of $11.0 million.
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
As a result of recent events in the banking industry, we increased our cash balance at the Federal Reserve for potential liquidity needs and utilized the BTFP as a source of wholesale funding to reduce interest cost and interest rate risk. We also pledged additional securities to the FRDW increasing our credit line in preparation of potential liquidity needs. We ended the first quarter with approximately $286 million in available liquidity between the FRDW and the BTFP in addition to the approximately $1.53 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At March 31, 2023, the estimated uninsured deposits to total deposits, excluding affiliate deposits (Southside-owned deposits) and public funds (fully collateralized), was 26.5%, or $1.5 billion.
During the first quarter of 2023, we entered into $350 million of additional cash flow hedge swaps funded by FRDW borrowings. We also replaced $30 million of brokered deposits with FHLB advances as the funding source for cash flow hedge swaps, bringing this funding source to $180 million. At March 31, 2023, brokered deposits funded $350 million of our cash flow hedge swaps, which totaled $880 million. As of March 31, 2023, a pre-tax unrealized gain of $27.4 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost alternative funding sources for our cash flow swaps and will use either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources. During 2020 and 2021, management utilized the significant increase in non-maturity deposits, net of brokered deposits, to reduce dependence on more interest rate sensitive and higher cost wholesale funding. At March 31, 2023, the majority of the securities portfolio was funded by non-maturity deposits with wholesale funding accounting for approximately 49% of the funding source, of which approximately 65% is swapped at a fixed rate, providing protection from rising interest rates.
We utilize wholesale funding and securities to enhance overall profitability to determine the appropriate leverage of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered market, FHLB and the Federal Reserve through the FRDW and BTFP.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, corporate securities.  Although U.S. agency MBS often carry lower yields than loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
Risks associated with this asset structure include a potentially lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS, municipal and corporate securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal and corporate securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2022 Form 10-K for a discussion of risks related to interest rates.  An additional risk is significant increases in interest rates, especially long-term interest rates, which could adversely impact the fair value of the AFS securities portfolio and could also impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
Our securities portfolio increased from $2.63 billion at December 31, 2022 to $2.75 billion at March 31, 2023. The increase in the securities portfolio was due to securities purchased during the three months ended March 31, 2023, which more than offset sales of securities and principal payments.
During the three months ended March 31, 2023, the composition of the securities portfolio continued to change as U.S. Treasury Bills increased while the remaining categories in the portfolio decreased. The decrease in MBS was attributable to sales of U.S. Agency MBS and principal payments, partially offset by MBS purchases. During the three months ended March 31, 2023, we purchased $296.4 million in three-month U.S. Treasury Bills, $59.5 million in MBS and $5.8 million in investment grade subordinated corporate debt. Sales during the three months ended March 31, 2023, included $143.9 million in MBS and $95.6 million in municipal securities to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the three months ended March 31, 2023, resulted in a net realized loss of $2.1 million which was more than offset by the sale of equity securities that resulted in a net gain of $2.4 million.
Southside Bancshares, Inc. |45

At March 31, 2023, securities as a percentage of assets totaled 35.2%, compared to 34.7% at December 31, 2022, due to a $119.9 million, or 4.6%, increase in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During the year ended 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of March 31, 2023, hedged securities with a carrying amount of $759.7 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 52% and 85% of the AFS securities portfolio and the AFS municipal portfolio, respectively. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. As of March 31, 2023, a pre-tax unrealized gain of $9.8 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and borrowings from the Federal Reserve through the FRDW and BTFP. Our FHLB borrowings increased 117.3%, or $179.8 million, to $333.2 million at March 31, 2023 from $153.4 million at December 31, 2022.
For the three months ended March 31, 2023, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 25.1%, from 18.1% at December 31, 2022, and 12.6% at March 31, 2022.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs decreased $129.4 million, or 58.6%, from $220.9 million at December 31, 2022 to $91.5 million at March 31, 2023. At March 31, 2023, our brokered CDs had a weighted average cost of 426 basis points and remaining maturities of less than 4 months. Our brokered non-maturity deposits decreased to $376.0 million at March 31, 2023, of which $350.0 million are related to our cash flow hedges, from $438.4 million at December 31, 2022, with a weighted average cost of 151 basis points and 126 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $1.10 billion, with an additional $50 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $880.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to three-month LIBOR, one-month LIBOR or overnight SOFR. In connection with $880.0 million and $605.0 million of the agreements outstanding at March 31, 2023 and December 31, 2022, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate. The interest rate swap contracts had an average interest rate of 2.20% with a remaining average weighted maturity of 3.0 years at March 31, 2023. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans	$54,776	$34,888
Taxable investment securities	5,712	4,608
Tax-exempt investment securities	13,916	10,219
MBS	4,329	4,017
FHLB stock and equity investments	245	113
Other interest earning assets	1,870	28
Total interest income	80,848	53,873
Interest expense:
Deposits	19,906	3,237
FHLB borrowings	3,141	366
Subordinated notes	999	998
Trust preferred subordinated debentures	1,031	356
Repurchase agreements	492	10
Other borrowings	1,926	—
Total interest expense	27,495	4,967
Net interest income	$53,353	$48,906

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the three months ended March 31, 2023, the Federal Reserve increased the target federal funds rate by 50 basis points to 500 basis points and has indicated it anticipates additional rate increases during the remainder of 2023. The increase in the federal funds rate has increased our net interest income. However, as the federal funds rate increases further and the yield curve remains inverted, it may be less beneficial to our net interest income.
Net interest income for the three months ended March 31, 2023 increased $4.4 million, or 9.1%, compared to the same period in 2022. The increase in net interest income for the three months ended March 31, 2023 was due to the increase in interest income, a result of the increase in the average yield as well as the average balance of interest earning assets, partially offset by an increase in interest expense on our interest bearing liabilities due to higher interest rates and to a lesser extent, an increase in the average balance of our interest bearing liabilities. Total interest income increased $27.0 million, or 50.1%, to $80.8 million for the three months ended March 31, 2023, compared to $53.9 million during the same period in 2022. Total interest expense increased $22.5 million, or 453.6%, to $27.5 million for the three months ended March 31, 2023, compared to $5.0 million for the same period in 2022. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 3.02% and 3.21%, respectively, for the three months ended March 31, 2023, compared to 3.03% and 3.22%, respectively, for the same period in 2022, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.44% and 2.62%, respectively, compared to 2.89% and 3.09%, respectively, for the same period in 2022.
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

	Three Months Ended March 31, 2023 Compared to 2022
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$4,449	$15,379	$19,828
Loans held for sale	8	4	12
Taxable investment securities	346	758	1,104
Tax-exempt investment securities (1)	1,112	2,671	3,783
Mortgage-backed and related securities	(885)	1,197	312
FHLB stock, at cost, and equity investments	73	59	132
Interest earning deposits	45	964	1,009
Federal funds sold	197	636	833
Total earning assets	5,345	21,668	27,013
Interest expense on:
Savings accounts	6	1,034	1,040
CDs	324	4,489	4,813
Interest bearing demand accounts	(91)	10,907	10,816
FHLB borrowings	1,631	1,144	2,775
Subordinated notes, net of unamortized debt issuance costs	1	—	1
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	675	675
Repurchase agreements	57	425	482
Other borrowings	—	1,926	1,926
Total interest bearing liabilities	1,928	20,600	22,528
Net change	$3,417	$1,068	$4,485
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was primarily attributable to an increase in the average yield on interest earning assets to 4.76% from 3.53% for the same period in 2022, as well as an increase in the average balance of interest earning assets of $608.1 million, or 9.3%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in total interest expense for the three months ended March 31, 2023, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 2.14% from 0.44% for the same period in 2022, and to a lesser extent, an increase in the average balance of our interest bearing liabilities.
Southside Bancshares, Inc. |48

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2023 and 2022. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,128,775	$55,453	5.45%	$3,703,980	$35,625	3.90%
Loans held for sale	1,662	20	4.88%	928	8	3.50%
Securities:
Taxable investment securities (2)	690,864	5,712	3.35%	644,706	4,608	2.90%
Tax-exempt investment securities (2)	1,692,700	16,466	3.95%	1,563,185	12,683	3.29%
Mortgage-backed and related securities (2)	455,811	4,329	3.85%	566,941	4,017	2.87%
Total securities	2,839,375	26,507	3.79%	2,774,832	21,308	3.11%
FHLB stock, at cost, and equity investments	31,470	245	3.16%	20,677	113	2.22%
Interest earning deposits	87,924	1,033	4.76%	44,642	24	0.22%
Federal funds sold	72,630	837	4.67%	8,651	4	0.19%
Total earning assets	7,161,836	84,095	4.76%	6,553,710	57,082	3.53%
Cash and due from banks	107,765			107,144
Accrued interest and other assets	398,709			607,235
Less: Allowance for loan losses	(36,690)			(35,636)
Total assets	$7,631,620			$7,232,453
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$665,919	1,313	0.80%	$652,394	273	0.17%
CDs	787,887	5,407	2.78%	563,599	594	0.43%
Interest bearing demand accounts	2,983,218	13,186	1.79%	3,097,966	2,370	0.31%
Total interest bearing deposits	4,437,024	19,906	1.82%	4,313,959	3,237	0.30%
FHLB borrowings	404,199	3,141	3.15%	122,783	366	1.21%
Subordinated notes, net of unamortized debt issuance costs	98,693	999	4.11%	98,552	998	4.11%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	1,031	6.94%	60,261	356	2.40%
Repurchase agreements	65,435	492	3.05%	21,494	10	0.19%
Other borrowings	136,700	1,926	5.71%	467	—	—
Total interest bearing liabilities	5,202,316	27,495	2.14%	4,617,516	4,967	0.44%
Noninterest bearing deposits	1,588,725			1,642,973
Accrued expenses and other liabilities	81,829			84,009
Total liabilities	6,872,870			6,344,498
Shareholders’ equity	758,750			887,955
Total liabilities and shareholders’ equity	$7,631,620			$7,232,453
Net interest income (FTE)		$56,600			$52,115
Net interest margin (FTE)			3.21%			3.22%
Net interest spread (FTE)			2.62%			3.09%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2023 and 2022, loans totaling $3.2 million and $2.4 million, respectively were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |49

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2023
			Change From
	2023	2022	2022
Deposit services	$6,422	$6,628	$(206)	(3.1)%
Net gain (loss) on sale of securities AFS	(2,146)	(1,543)	(603)	(39.1)%
Net gain on sale of equity securities	2,416	—	2,416	100.0%
Gain on sale of loans	104	178	(74)	(41.6)%
Trust fees	1,467	1,494	(27)	(1.8)%
BOLI	1,675	691	984	142.4%
Brokerage services	697	809	(112)	(13.8)%
Other noninterest income	1,398	2,468	(1,070)	(43.4)%
Total noninterest income	$12,033	$10,725	$1,308	12.2%

The 12.2% increase in noninterest income for the three months ended March 31, 2023, when compared to the same period in 2022, was due to a net gain on sale of equity securities and an increase in BOLI income, partially offset by a decrease in other noninterest income and an increase in net loss on sale of securities AFS.
The decrease in deposit services income for the three months ended March 31, 2023, when compared to the same period in 2022, was primarily due to a decrease in overdraft fees.
During the three months ended March 31, 2023, we sold MBS and municipal securities that resulted in a net loss on sale of AFS securities of $2.1 million.
During the three months ended March 31, 2023, we sold equity securities that resulted in a net gain of $2.4 million.
Gain on sale of loans decreased for the three months ended March 31, 2023, when compared to the same period in 2022, due to a decrease in the volume of loans sold and a decrease in margins on loan sales as interest rates continued to increase in 2023.
The increase in BOLI income for the three months ended March 31, 2023, when compared to the same period in 2022, was primarily due to a death benefit of $951,000 realized in the first quarter of 2023 for a former covered officer.
Brokerage services income decreased for the three months ended March 31, 2023, when compared to the same period in 2022, due to a decrease in assets under management due to the downturn in the market.
Other noninterest income decreased for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in investment income and mortgage servicing income, partially offset by an increase in equity investment income.
Southside Bancshares, Inc. |50

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2023
			Change From
	2023	2022	2022
Salaries and employee benefits	$21,856	$19,969	$1,887	9.4%
Net occupancy	3,734	3,656	78	2.1%
Advertising, travel & entertainment	1,050	737	313	42.5%
ATM expense	355	281	74	26.3%
Professional fees	1,372	927	445	48.0%
Software and data processing	2,055	1,631	424	26.0%
Communications	327	503	(176)	(35.0)%
FDIC insurance	544	472	72	15.3%
Amortization of intangibles	478	622	(144)	(23.2)%
Other noninterest expense	3,078	2,397	681	28.4%
Total noninterest expense	$34,849	$31,195	$3,654	11.7%

The primary increase in noninterest expense for the three months ended March 31, 2023, when compared to the same period in 2022, was in salaries and employee benefits. Several additional expense categories increased during the three months ended March 31, 2023, including other noninterest expense, professional fees, software and data processing expense and advertising, travel and entertainment expense.
Salaries and employee benefits increased for the three months ended March 31, 2023, when compared to the same period in 2022, due to an increase in direct salary expense and health insurance expense, partially offset by a decrease in retirement expense.
For the three months ended March 31, 2023, direct salary expense increased $1.5 million, or 8.7%, when compared to the same period in 2022, primarily due to normal salary increases effective in the first quarter of 2023 and market increases in the second quarter of 2022.
Health and life insurance expense, included in salaries and employee benefits, increased $383,000, or 22.1%, for the three months ended March 31, 2023, when compared to the same period in 2022. We have a self-insured health plan which is supplemented with a stop loss insurance policy.
Retirement expense, included in salaries and employee benefits, decreased $20,000, or 2.8%, for the three months ended March 31, 2023, when compared to the same period in 2022. This decrease was primarily due to a decrease in our deferred compensation expense.
Advertising, travel and entertainment expense increased for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to increases in media advertising, travel related expenses and conference registrations fees.
ATM expense increased for the three months ended March 31, 2023, when compared to the same period in 2022, due primarily to an increase in maintenance expense related to new ITM machines placed into service.
Professional fees increased for the three months ended March 31, 2023, when compared to the same period in 2022, due to an increase in consulting and legal fees.
Software and data processing expense increased for the three months ended March 31, 2023, when compared to the same period in 2022, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the three months ended March 31, 2023, when compared to the same period in 2022, driven by a decrease in phone and internet costs due to a change in vendors.
FDIC insurance increased for the three months ended March 31, 2023, when compared to the same period in 2022, due to an increase in our assessment base resulting from an increase in our total assets.
Amortization of intangibles decreased for the three months ended March 31, 2023, when compared to the same period in 2022, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Southside Bancshares, Inc. |51

Other noninterest expense increased for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to increases in non-service cost retirement expense related to the Retirement Plan and the Restoration Plan.

Income Taxes
Pre-tax income for the three months ended March 31, 2023 was $30.6 million, an increase of 8.7% compared to $28.1 million for the same period in 2022. We recorded income tax expense of $4.5 million for the three months ended March 31, 2023, compared to income tax expense of $3.1 million for the same period in 2022. The ETR as a percentage of pre-tax income was 14.9% for the three months ended March 31, 2023, compared to an ETR as a percentage of pre-tax income of 11.2% for the same period in 2022. The increase in the income tax expense for the three months ended March 31, 2023 was a result of a decrease in tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2022.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $33.8 million at March 31, 2023 as compared to $34.7 million at December 31, 2022. The decrease in the net deferred tax asset is primarily the result of a decrease in unrealized losses in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |52

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2022 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2022.  There were no substantial changes in these concentrations during the three months ended March 31, 2023.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2022	March 31, 2022
	March 31, 2023	December 31, 2022	March 31, 2022	Change (%)	Change (%)
Real estate loans:
Construction	$591,894	$559,681	$490,166	5.8%	20.8%
1-4 family residential	672,595	663,519	647,837	1.4%	3.8%
Commercial	1,990,861	1,987,707	1,722,577	0.2%	15.6%
Commercial loans	388,182	412,064	401,144	(5.8)%	(3.2)%
Municipal loans	438,566	450,067	455,155	(2.6)%	(3.6)%
Loans to individuals	70,546	74,653	84,037	(5.5)%	(16.1)%
Total loans	$4,152,644	$4,147,691	$3,800,916	0.1%	9.3%
Our total loan portfolio increased $5.0 million, or 0.1%, at March 31, 2023 compared to December 31, 2022, with increases in construction loans, 1-4 family residential loans and commercial real estate loans, partially offset by decreases in commercial loans, municipal loans and loans to individuals.
Total loans increased $351.7 million, or 9.3%, compared to March 31, 2022, with increases in commercial real estate loans, construction loans and 1-4 family residential loans, partially offset by decreases in municipal loans, loans to individuals and commercial loans.
At March 31, 2023, our real estate loans represented 78.4% of our loan portfolio and were comprised of commercial real estate loans of 61.1%, 1-4 family residential loans of 20.7% and construction loans of 18.2%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Nonperforming Assets
Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal and interest payments in accordance with the
Southside Bancshares, Inc. |53

terms of the respective loan agreements.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.  Restructured loans represent loans that have been modified due to the borrower experiencing financial difficulty to provide interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower are considered in judgments as to potential loan loss.
The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2022	March 31, 2022
	March 31, 2023	December 31, 2022	March 31, 2022	Change (%)	Change (%)
Nonaccrual loans	$3,169	$2,846	$2,357	11.3%	34.5%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans (1)	—	7,849	9,098	(100.0)%	(100.0)%
OREO	—	93	—	(100.0)%	—
Repossessed assets	11	74	—	(85.1)%	100.0%
Total nonperforming assets	$3,180	$10,862	$11,455	(70.7)%	(72.2)%

Total loans	$4,152,644	$4,147,691	$3,800,916
Allowance for loan losses at end of period	36,332	36,515	35,524

Ratio of nonaccruing loans to:
Total loans	0.08%	0.07%	0.06%
Ratio of nonperforming assets to:
Total assets	0.04%	0.14%	0.16%
Total loans	0.08%	0.26%	0.30%
Total loans and OREO	0.08%	0.26%	0.30%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,146.48%	1,283.03%	1,507.17%
Nonperforming assets	1,142.52%	336.17%	310.12%
Total loans	0.87%	0.88%	0.93%
Net charge-offs to average loans outstanding	0.03%	0.02%	—
(1) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of March 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

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
Southside Bancshares, Inc. |54

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic uncertainty related to inflation and recessionary concerns, as based on known and knowable information as of March 31, 2023.
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
As of March 31, 2023, our review of the loan portfolio indicated that an allowance for loan losses of $36.3 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, rising interest rates and heightened inflation, may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2023, the allowance for loan losses decreased $183,000, or 0.5%, to $36.3 million, or 0.87% of total loans, when compared to $36.5 million, or 0.88% of total loans at December 31, 2022.
For the three months ended March 31, 2023, loan charge-offs were $633,000, and recoveries were $362,000. For the three months ended March 31, 2022, loan charge-offs were $555,000, and recoveries were $540,000. We recorded a provision for credit losses for loans of $88,000 and $266,000 for the three months ended March 31, 2023 and 2022, respectively.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Balance at beginning of period	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	(128)	28
Balance at end of period	$3,559	$2,412
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

Southside Bancshares, Inc. |55

Capital Resources and Liquidity
Our total shareholders’ equity at March 31, 2023 increased 0.7%, or $5.0 million, to $751.0 million, or 9.6% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The increase in shareholders’ equity was the result of net income of $26.0 million, other comprehensive income of $4.1 million, stock compensation expense of $914,000, net issuance of common stock under employee stock plans of $572,000 and common stock issued under our dividend reinvestment plan of $302,000. These increases were partially offset by decreases in shareholders’ equity, including the repurchase of $15.9 million of our common stock and cash dividends paid of $11.0 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2023 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2023.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $98.7 million of qualified subordinated debt as of March 31, 2023. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $4.1 million has been added back to CET1 as of March 31, 2023, representing 50% of the $8.2 million transitional amount at December 31, 2022.
Management believes that, as of March 31, 2023, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |56

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$686,939	12.73%	$242,870	4.50%	N/A	N/A
Bank Only	$825,764	15.30%	$242,853	4.50%	$350,787	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$745,394	13.81%	$323,827	6.00%	N/A	N/A
Bank Only	$825,764	15.30%	$323,804	6.00%	$431,738	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$878,843	16.28%	$431,769	8.00%	N/A	N/A
Bank Only	$860,503	15.94%	$431,738	8.00%	$539,673	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$745,394	9.83%	$303,439	4.00%	N/A	N/A
Bank Only	$825,764	10.89%	$303,343	4.00%	$379,178	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2023, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2022 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |57

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2023	2022
Return on average assets	1.38%	1.40%
Return on average shareholders’ equity	13.92%	11.42%
Dividend payout ratio – Basic	42.17%	44.16%
Dividend payout ratio – Diluted	42.17%	44.16%
Average shareholders’ equity to average total assets	9.94%	12.28%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2023, these investments were 7.5% of total assets, as compared with 2.4% for December 31, 2022 and 4.4% for March 31, 2022. The increase to 7.5% at March 31, 2023 as compared to December 31, 2022 and March 31, 2022, is reflective of increases in the short-term investment portfolio and interest earning deposits, partially offset by the increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at March 31, 2023 or December 31, 2022.  To provide more liquidity in response to the economic impact of the COVID-19 pandemic, the Federal Reserve took steps to encourage broader use of the discount window. At March 31, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $282.8 million. There were $350.0 million and $188.0 million in borrowings from the FRDW at March 31, 2023 and December 31, 2022, respectively. To provide more stability and to assure banks have the ability to meet the needs of all their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At March 31, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $3.1 million. There were $198.4 million in borrowings from the BTFP at March 31, 2023. At March 31, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.53 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2023, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Branch Closure
On January 6, 2023, we closed one traditional branch location in Lufkin due to its close proximity to another Southside branch and a shift in customer preferences and their transition from in-branch banking to digital banking.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
Subsequent to March 31, 2023 thru April 25, 2023, we purchased 197,345 shares of common stock at an average price of $32.99 pursuant to the Stock Repurchase Plan.
Southside Bancshares, Inc. |58

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Quarterly Report on Form 10-Q.
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. The interest rate environment in 2020 and much of 2021 was at a point where most treasury terms were under 100 basis points; therefore, we did not believe an analysis of an assumed decrease in interest rates beyond 50 basis points would provide meaningful results. We have resumed the simulation of rates decreasing 100 and 200 basis points as a result of the Federal Reserve’s ongoing interest rate increases in 2022 and 2023. We are continuing to monitor interest rates and anticipate additional rate increases during the remainder of 2023.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	March 31,
Rate projections:	2023	2022
Increase:
100 basis points	5.44%	2.50%
200 basis points	10.50%	5.29%

Decrease:
50 basis points	(3.17)%	(2.45)%
100 basis points	(6.68)%	N/A
200 basis points	(13.65)%	N/A
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
Southside Bancshares, Inc. |59

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

The following represents a material change in our risk factors from those disclosed in Part I – “Item 1A. Risk Factors” in the 2022 Form 10-K.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
Southside Bancshares, Inc. |60

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Rising interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of our securities classified as available for sale and held-to-maturity has declined. These securities make up a majority of the securities portfolio of the Company, resulting in unrealized losses embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.
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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
January 1, 2023 - January 31, 2023	173,670	$36.08	173,670	902,555
February 1, 2023 - February 28, 2023	—	—	—	902,555
March 1, 2023 - March 31, 2023	283,724	34.16	283,724	618,831
Total	457,394	$34.89	457,394

Subsequent to March 31, 2023, and through April 25, 2023, we purchased 197,345 shares of common stock at an average price of $32.99 pursuant to the Stock Repurchase Plan.

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

SOUTHSIDE BANCSHARES, INC.

DATE:	April 28, 2023	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 28, 2023	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |64