Form 10-Q
period 2023-06-30
SOUTHSIDE BANCSHARES INC
filed 2023-07-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 25, 2023 was 30,531,805 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2022 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2022
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Quarter Form 10-Q	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
Southside Bancshares, Inc. |1

GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings prior to implementation of ASU 2022-02 “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022

ASSETS
Cash and due from banks	$114,707	$106,143
Interest earning deposits	14,059	9,276
Federal funds sold	78,347	83,833
Total cash and cash equivalents	207,113	199,252
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,409,568 and $1,387,874, respectively)	1,339,821	1,299,014
Securities HTM (estimated fair value of $1,148,815 and $1,149,156, respectively)	1,308,472	1,326,729
FHLB stock, at cost	10,801	9,190
Equity investments	9,572	11,181
Loans held for sale	1,666	667
Loans:
Loans	4,329,043	4,147,691
Less: Allowance for loan losses	(36,303)	(36,515)
Net loans	4,292,740	4,111,176
Premises and equipment, net	139,801	141,256
Operating lease ROU assets	15,273	15,314
Goodwill	201,116	201,116
Other intangible assets, net	3,702	4,622
Interest receivable	48,265	49,350
Deferred tax asset, net	29,226	34,695
Unsettled trades to sell securities	31,548	—
BOLI	134,951	133,911
Other assets	33,185	21,163
Total assets	$7,807,252	$7,558,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,466,756	$1,671,562
Interest bearing	4,650,931	4,526,457
Total deposits	6,117,687	6,198,019
Other borrowings	500,341	221,153
FHLB borrowings	183,007	153,358
Subordinated notes, net of unamortized debt issuance costs	93,796	98,674
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,267	60,265
Operating lease liabilities	17,103	17,070
Other liabilities	69,890	64,100
Total liabilities	7,042,091	6,812,639

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,019,238 shares issued at June 30, 2023 and 38,000,822 shares issued at December 31, 2022)	47,524	47,501
Paid-in capital	787,027	784,545
Retained earnings	268,643	239,610
Treasury stock: (shares at cost, 7,487,433 at June 30, 2023 and 6,454,192 at December 31, 2022)	(222,340)	(188,203)
AOCI	(115,693)	(137,456)
Total shareholders’ equity	765,161	745,997
Total liabilities and shareholders’ equity	$7,807,252	$7,558,636
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$58,684	$38,344	$113,460	$73,232
Taxable investment securities	8,773	4,632	14,485	9,240
Tax-exempt investment securities	13,720	10,605	27,636	20,824
MBS	3,830	3,238	8,159	7,255
FHLB stock and equity investments	379	77	624	190
Other interest earning assets	1,490	204	3,360	232
Total interest income	86,876	57,100	167,724	110,973
Interest expense:
Deposits	21,679	4,264	41,585	7,501
FHLB borrowings	1,032	224	4,173	590
Subordinated notes	994	1,000	1,993	1,998
Trust preferred subordinated debentures	1,100	471	2,131	827
Other borrowings	8,155	63	10,573	73
Total interest expense	32,960	6,022	60,455	10,989
Net interest income	53,916	51,078	107,269	99,984
Provision for (reversal of) credit losses	(74)	(633)	(114)	(339)
Net interest income after provision for credit losses	53,990	51,711	107,383	100,323
Noninterest income:
Deposit services	6,291	6,496	12,713	13,124
Net gain (loss) on sale of securities AFS	(3,455)	(2,177)	(5,601)	(3,720)
Net gain on sale of equity securities	2,642	—	5,058	—
Gain on sale of loans	185	208	289	386
Trust fees	1,490	1,520	2,957	3,014
BOLI	756	720	2,431	1,411
Brokerage services	904	1,098	1,601	1,907
Other	1,651	1,232	3,049	3,700
Total noninterest income	10,464	9,097	22,497	19,822
Noninterest expense:
Salaries and employee benefits	21,376	20,329	43,232	40,298
Net occupancy	3,690	3,654	7,424	7,310
Advertising, travel & entertainment	854	716	1,904	1,453
ATM expense	320	356	675	637
Professional fees	1,192	1,147	2,564	2,074
Software and data processing	2,264	1,739	4,319	3,370
Communications	348	509	675	1,012
FDIC insurance	1,220	477	1,764	949
Amortization of intangibles	442	586	920	1,208
Other	3,287	2,593	6,365	4,990
Total noninterest expense	34,993	32,106	69,842	63,301
Income before income tax expense	29,461	28,702	60,038	56,844
Income tax expense	4,568	3,297	9,111	6,443
Net income	$24,893	$25,405	$50,927	$50,401

Earnings per common share – basic	$0.81	$0.79	$1.64	$1.56
Earnings per common share – diluted	$0.81	$0.79	$1.64	$1.56
Cash dividends paid per common share	$0.35	$0.34	$0.70	$0.68
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$24,893	$25,405	$50,927	$50,401
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	6,831	(33,523)	19,850	(195,424)
Change in net unrealized loss on securities transferred from AFS to HTM	—	(52,360)	—	(91,504)
Reclassification adjustment for amortization related to AFS and HTM debt securities	1,989	1,310	3,981	1,553
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	3,455	2,177	5,601	3,720
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	15,876	7,047	8,900	27,593
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(6,054)	344	(11,162)	1,666
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	205	241	378	447
Other comprehensive income (loss), before tax	22,302	(74,764)	27,548	(251,949)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(4,683)	15,700	(5,785)	52,909
Other comprehensive income (loss), net of tax	17,619	(59,064)	21,763	(199,040)
Comprehensive income (loss)	$42,512	$(33,659)	$72,690	$(148,639)

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,501	$784,545	$239,610	$(188,203)	$(137,456)	$745,997
Net income	—	—	26,034	—	—	26,034
Other comprehensive income (loss)	—	—	—	—	4,144	4,144
Issuance of common stock for dividend reinvestment plan (8,026 shares)	10	292	—	—	—	302
Purchase of common stock (457,394 shares)	—	—	—	(15,945)	—	(15,945)
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (23,919 shares)	—	368	(91)	295	—	572
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,988)	—	—	(10,988)
Balance at March 31, 2023	47,511	786,119	254,565	(203,853)	(133,312)	751,030
Net income	—	—	24,893	—	—	24,893
Other comprehensive income (loss)	—	—	—	—	17,619	17,619
Issuance of common stock for dividend reinvestment plan (10,390 shares)	13	286	—	—	—	299
Purchase of common stock (618,831 shares)	—	—	—	(18,725)	—	(18,725)
Stock compensation expense	—	924	—	—	—	924
Net issuance of common stock under employee stock plans (19,065 shares)	—	(302)	(95)	238	—	(159)
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,720)	—	—	(10,720)
Balance at June 30, 2023	$47,524	$787,027	$268,643	$(222,340)	$(115,693)	$765,161
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$50,927	$50,401
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	5,289	5,561
Securities premium amortization (discount accretion), net	3,698	9,346
Loan (discount accretion) premium amortization, net	187	(323)
Provision for (reversal of) credit losses	(114)	(339)
Stock compensation expense	1,838	1,666
Deferred tax expense (benefit)	(316)	643
Net (gain) loss on sale of AFS securities	5,601	3,720
Net (gain) loss on sale of equity securities	(5,058)	—
Loss on impairment of investments	—	38
Net loss on premises and equipment	88	433
Gross proceeds from sales of loans held for sale	9,025	15,835
Gross originations of loans held for sale	(10,024)	(14,966)
Net (gain) loss on OREO	(53)	(12)
Gain on purchase of subordinated notes	(587)	—
Net change in:
Interest receivable	1,085	(2,394)
Other assets	74,402	(3,472)
Interest payable	4,962	(346)
Other liabilities	(82,917)	62,242
Net cash provided by (used in) operating activities	58,033	128,033

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(717,315)	(523,339)
Sales	642,230	264,792
Maturities, calls and principal repayments	15,069	78,779
Securities HTM:
Maturities, calls and principal repayments	19,705	6,097
Proceeds from sales of equity securities	6,679	—
Proceeds from redemption of FHLB stock and equity investments	27,525	11,041
Purchases of FHLB stock and equity investments	(29,148)	(9,833)
Net loan paydowns (originations)	(182,187)	(317,731)
Purchases of premises and equipment	(3,195)	(4,965)
Proceeds from BOLI	951	—
Proceeds from sales of premises and equipment	370	7
Net proceeds from sales of OREO	146	34
Proceeds from sales of repossessed assets	102	47
Net cash provided by (used in) investing activities	(219,068)	(495,071)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2023	2022
FINANCING ACTIVITIES:
Net change in deposits	(80,402)	526,069
Net change in other borrowings	279,188	35,259
Proceeds from FHLB borrowings	1,328,000	1,050,000
Repayment of FHLB borrowings	(1,298,351)	(1,240,337)
Purchase of subordinated notes	(4,365)	—
Proceeds from stock option exercises	640	409
Cash paid to tax authority related to tax withholding on share-based awards	(227)	(352)
Purchase of common stock	(34,480)	(12,200)
Proceeds from the issuance of common stock for dividend reinvestment plan	601	635
Cash dividends paid	(21,708)	(21,909)
Net cash provided by (used in) financing activities	168,896	337,574

Net increase (decrease) in cash and cash equivalents	7,861	(29,464)
Cash and cash equivalents at beginning of period	199,252	201,753
Cash and cash equivalents at end of period	$207,113	$172,289

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$55,493	$11,334
Income taxes paid	$8,000	$5,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$61	$197
Transfer of AFS to HTM securities	$—	$1,089,978
Unsettled trades to purchase securities	$—	$(174,038)
Unsettled trades to sell securities	$31,548	$72,001

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
Current Expected Credit Losses - Troubled Debt Restructurings and Vintage Disclosures
We adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023, the effective date of the guidance, on a prospective basis. ASU 2022-02 eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost.” ASU 2022-02 did not have a material impact on our consolidated financial statements.
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. Additionally, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance and deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. We established an officer level committee to guide our transition from LIBOR in October 2019 and are transitioning to alternative rates consistent with industry timelines. We continue to evaluate our LIBOR exposure. Our trust preferred subordinated debentures will transition to an adjusted SOFR index in accordance with the Federal Reserve final rule implementing the Adjustable Interest Rate Act. Our cash flow hedges will transition to an adjusted SOFR index in accordance with the ISDA 2020 IBOR Fallbacks Protocol. We have identified our products that utilize LIBOR and have implemented enhanced fallback language to facilitate the transition to alternative reference rates. We have evaluated our systems and are offering alternative rates. We are no longer
Southside Bancshares, Inc. |10

offering LIBOR indexed rates on newly originated loans. ASU 2020-04 and ASU 2021-01 are not expected to have a material impact on our consolidated financial statements.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and Diluted Earnings:
Net income	$24,893	$25,405	$50,927	$50,401
Basic weighted-average shares outstanding	30,721	32,119	31,045	32,237
Add: Stock awards	33	132	54	157
Diluted weighted-average shares outstanding	30,754	32,251	31,099	32,394
Basic earnings per share:
Net income	$0.81	$0.79	$1.64	$1.56
Diluted earnings per share:
Net income	$0.81	$0.79	$1.64	$1.56
For the three and six months ended June 30, 2023, there were approximately 686,000 and 578,000 anti-dilutive shares, respectively. For the three and six months ended June 30, 2022, there were 18,000 and 1,000 anti-dilutive shares, respectively.

Southside Bancshares, Inc. |11

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(135,627)	$21,680	$(19,365)	$(133,312)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	6,831	15,876	—	22,707
Reclassification adjustments included in net income	5,444	(6,054)	205	(405)
Income tax (expense) benefit	(2,577)	(2,063)	(43)	(4,683)
Net current-period other comprehensive income (loss), net of tax	9,698	7,759	162	17,619
Ending balance, net of tax	$(125,929)	$29,439	$(19,203)	$(115,693)

	Six Months Ended June 30, 2023
			Retirement Plans
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	19,850	8,900	—	28,750
Reclassification adjustments included in net income	9,582	(11,162)	378	(1,202)
Income tax (expense) benefit	(6,180)	474	(79)	(5,785)
Net current-period other comprehensive income (loss), net of tax	23,252	(1,788)	299	21,763
Ending balance, net of tax	$(125,929)	$29,439	$(19,203)	$(115,693)

Southside Bancshares, Inc. |12

	Three Months Ended June 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(72,699)	$16,018	$(23,590)	$(80,271)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(85,883)	7,047	—	(78,836)
Reclassification adjustments included in net income	3,487	344	241	4,072
Income tax (expense) benefit	17,303	(1,552)	(51)	15,700
Net current-period other comprehensive income (loss), net of tax	(65,093)	5,839	190	(59,064)
Ending balance, net of tax	$(137,792)	$21,857	$(23,400)	$(139,335)

	Six Months Ended June 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(286,928)	27,593	—	(259,335)
Reclassification adjustments included in net income	5,273	1,666	447	7,386
Income tax (expense) benefit	59,147	(6,145)	(93)	52,909
Net current-period other comprehensive income (loss), net of tax	(222,508)	23,114	354	(199,040)
Ending balance, net of tax	$(137,792)	$21,857	$(23,400)	$(139,335)

Southside Bancshares, Inc. |13

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(1,989)	$(1,310)	$(3,981)	$(1,553)
Tax benefit	418	275	836	326
Net of tax	(1,571)	(1,035)	(3,145)	(1,227)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(3,455)	(2,177)	(5,601)	(3,720)
Tax (expense) benefit	725	457	1,176	781
Net of tax	(2,730)	(1,720)	(4,425)	(2,939)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	6,054	(344)	11,162	(1,666)
Tax benefit	(1,272)	72	(2,344)	350
Net of tax	4,782	(272)	8,818	(1,316)

Amortization of pension plan:
Net actuarial loss (4)	(205)	(241)	(378)	(447)
Tax benefit	43	51	79	93
Net of tax	(162)	(190)	(299)	(354)
Total reclassifications for the period, net of tax	$319	$(3,217)	$949	$(5,836)
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
Southside Bancshares, Inc. |14

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of June 30, 2023 and December 31, 2022 are reflected in the tables below (in thousands):

	June 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$298,907	$91	$—	$298,998
State and political subdivisions	826,193	750	56,660	770,283
Corporate bonds and other	14,532	18	1,559	12,991
MBS: (1)
Residential	258,683	171	11,621	247,233
Commercial	11,253	47	984	10,316
Total	$1,409,568	$1,077	$70,824	$1,339,821

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,038,551	$7,093	$139,616	$906,028
Corporate bonds and other	146,371	421	16,895	129,897
MBS: (1)
Residential	92,920	9	8,225	84,704
Commercial	30,630	—	2,444	28,186
Total	$1,308,472	$7,523	$167,180	$1,148,815

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,039,453	$956	$75,557	$964,852
Corporate bonds and other	8,692	26	14	8,704
MBS: (1)
Residential	328,400	250	13,623	315,027
Commercial	11,329	50	948	10,431
Total	$1,387,874	$1,282	$90,142	$1,299,014

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,037,556	$3,969	$163,283	$878,242
Corporate bonds and other	152,552	575	7,993	145,134
MBS: (1)
Residential	93,796	21	8,343	85,474
Commercial	42,825	—	2,519	40,306
Total	$1,326,729	$4,565	$182,138	$1,149,156
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We did not transfer any securities from AFS to HTM during the six months ended June 30, 2023. We transferred securities from AFS to HTM with an estimated fair value of $1.25 billion during the year ended December 31, 2022. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $117.6 million ($92.9 million, net of tax) at June 30, 2023 and $121.5 million ($96.0 million, net of tax) at December 31, 2022. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be
Southside Bancshares, Inc. |15

included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $2.24 billion and $1.82 billion were pledged as of June 30, 2023 and December 31, 2022, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of June 30, 2023 and December 31, 2022, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$116,217	$1,862	$602,120	$54,798	$718,337	$56,660
Corporate bonds and other	12,786	1,559	—	—	12,786	1,559
MBS:
Residential	169,577	6,585	61,126	5,036	230,703	11,621
Commercial	—	—	8,047	984	8,047	984
Total	$298,580	$10,006	$671,293	$60,818	$969,873	$70,824

HELD TO MATURITY
Investment securities:
State and political subdivisions	$140,247	$7,452	$606,783	$132,164	$747,030	$139,616
Corporate bonds and other	29,119	4,522	98,082	12,373	127,201	16,895
MBS:
Residential	18,021	1,267	66,019	6,958	84,040	8,225
Commercial	—	—	28,186	2,444	28,186	2,444
Total	$187,387	$13,241	$799,070	$153,939	$986,457	$167,180

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$859,270	$68,683	$26,620	$6,874	$885,890	$75,557
Corporate bonds and other	3,678	14	—	—	3,678	14
MBS:
Residential	306,294	13,623	—	—	306,294	13,623
Commercial	5,613	318	2,545	630	8,158	948
Total	$1,174,855	$82,638	$29,165	$7,504	$1,204,020	$90,142

HELD TO MATURITY
Investment securities:
State and political subdivisions	$426,382	$66,898	$323,385	$96,385	$749,767	$163,283
Corporate bonds and other	125,250	6,660	12,738	1,333	137,988	7,993
Mortgage-backed securities:
Residential	80,801	7,799	3,932	544	84,733	8,343
Commercial	40,306	2,519	—	—	40,306	2,519
Total	$672,739	$83,876	$340,055	$98,262	$1,012,794	$182,138

Southside Bancshares, Inc. |16

For those AFS debt securities in an unrealized loss position (i) where management has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we recognize the loss in earnings. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit-related factors, using both qualitative and quantitative criteria. Determining the allowance under the credit loss method requires the use of a discounted cash flow method to assess the credit losses. Any credit-related impairment will be recognized in allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Noncredit-related temporary impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.
As of June 30, 2023 and December 31, 2022, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At June 30, 2023, we had 524 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates and private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the three and six months ended June 30, 2023 or 2022.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2023, accrued interest receivable on AFS and HTM debt securities totaled $16.3 million and $13.4 million, respectively. As of December 31, 2022, accrued interest receivable on AFS and HTM debt securities totaled $16.9 million and $13.6 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2023 or December 31, 2022.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022
U.S. Treasury	$3,826	$59
State and political subdivisions	16,901	13,788
Corporate bonds and other	1,766	1,390
MBS	3,830	3,238
Total interest income on securities	$26,323	$18,475

	Six Months Ended June 30,
	2023	2022
U.S. Treasury	$4,523	$227
State and political subdivisions	34,000	27,120
Corporate bonds and other	3,598	2,717
MBS	8,159	7,255
Total interest income on securities	$50,280	$37,319

There was a $5.6 million net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2023, which consisted of $7.0 million in realized losses and $1.4 million in realized gains.  There was a $3.7 million net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2022, which consisted of $4.0 million in realized losses and $290,000 in realized gains. There were no sales from the HTM portfolio during the three and six months
Southside Bancshares, Inc. |17

ended June 30, 2023 or 2022.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2023, are presented below by contractual maturity (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$299,118	$299,208
Due after one year through five years	1,564	1,591
Due after five years through ten years	32,280	30,881
Due after ten years	806,670	750,592
	1,139,632	1,082,272
MBS:	269,936	257,549
Total	$1,409,568	$1,339,821

	June 30, 2023
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$125	$124
Due after one year through five years	20,809	20,016
Due after five years through ten years	136,422	120,546
Due after ten years	1,027,566	895,239
	1,184,922	1,035,925
MBS:	123,550	112,890
Total	$1,308,472	$1,148,815

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2023 and December 31, 2022, we had equity investments recorded in our consolidated balance sheets of $9.6 million and $11.2 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three and six months ended June 30, 2023, there was a net gain on the sale of equity securities of $2.6 million and $5.1 million, respectively.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity investments	$2,558	$(191)	$5,058	$(466)
Less: Net gains recognized during the period on equity investments sold during the period	2,642	—	5,058	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(84)	$(191)	$—	$(466)

Southside Bancshares, Inc. |18

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2023.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2023, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |19

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate loans:
Construction	$657,354	$559,681
1-4 family residential	684,878	663,519
Commercial	2,100,338	1,987,707
Commercial loans	383,724	412,064
Municipal loans	435,211	450,067
Loans to individuals	67,538	74,653
Total loans	4,329,043	4,147,691
Less: Allowance for loan losses	36,303	36,515
Net loans	$4,292,740	$4,111,176

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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2023 consisted of $1.73 billion of owner and non-owner occupied real estate, $338.1 million of loans secured by multi-family properties and $27.8 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |20

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
Southside Bancshares, Inc. |21

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$67,993	$190,372	$177,651	$31,227	$4,291	$6,267	$159,462	$637,263
Pass watch	—	2,444	1,557	—	—	—	14,785	18,786
Special mention	161	395	—	—	9	—	—	565
Substandard	—	—	136	—	—	225	—	361
Doubtful	—	—	42	—	337	—	—	379
Total construction real estate	$68,154	$193,211	$179,386	$31,227	$4,637	$6,492	$174,247	$657,354
Current period gross charge-offs	$—	$63	$—	$—	$—	$—	$—	$63

1-4 family residential real estate:
Pass	$25,409	$105,843	$144,970	$122,025	$66,539	$212,648	$2,205	$679,639
Pass watch	—	—	—	1,099	—	1,364	—	2,463
Special mention	—	—	63	206	123	2,150	—	2,542
Substandard	—	—	—	—	—	234	—	234
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family residential real estate	$25,409	$105,843	$145,033	$123,330	$66,662	$216,396	$2,205	$684,878
Current period gross charge-offs	$—	$—	$—	$—	$—	$71	$—	$71

Commercial real estate:
Pass	$268,423	$756,424	$524,837	$152,119	$98,968	$224,529	$15,889	$2,041,189
Pass watch	15,690	—	265	—	7,964	11,563	—	35,482
Special mention	2,019	—	—	—	223	188	—	2,430
Substandard	—	—	100	274	14,304	6,386	—	21,064
Doubtful	—	—	—	—	72	101	—	173
Total commercial real estate	$286,132	$756,424	$525,202	$152,393	$121,531	$242,767	$15,889	$2,100,338
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$36,239	$88,384	$57,919	$14,309	$5,897	$5,441	$161,472	$369,661
Pass watch	26	193	134	—	—	—	200	553
Special mention	—	180	4,890	23	—	249	6,709	12,051
Substandard	168	395	87	—	61	8	20	739
Doubtful	—	328	164	—	75	153	—	720
Total commercial loans	$36,433	$89,480	$63,194	$14,332	$6,033	$5,851	$168,401	$383,724
Current period gross charge-offs	$—	$290	$29	$22	$23	$5	$—	$369

Municipal loans:
Pass	$11,835	$62,834	$72,572	$52,677	$44,579	$190,714	$—	$435,211
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$11,835	$62,834	$72,572	$52,677	$44,579	$190,714	$—	$435,211
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$14,071	$21,029	$15,872	$9,246	$3,284	$1,410	$2,582	$67,494
Pass watch	—	—	—	—	—	1	—	1
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	17	—	20	—	—	37
Doubtful	—	—	6	—	—	—	—	6
Total loans to individuals	$14,071	$21,029	$15,895	$9,246	$3,304	$1,411	$2,582	$67,538
Current period gross charge-offs (1)	$729	$31	$22	$6	$2	$77	$—	$867

Total loans	$442,034	$1,228,821	$1,001,282	$383,205	$246,746	$663,631	$363,324	$4,329,043
Total current period gross charge-offs (1)	$729	$384	$51	$28	$25	$153	$—	$1,370
(1) Includes $729,000 in charged off demand deposit overdrafts reported as 2023 originations.
Southside Bancshares, Inc. |22

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$169,652	$184,501	$34,537	$7,091	$1,844	$6,434	$152,530	$556,589
Pass watch	299	—	—	—	—	—	—	299
Special mention	1,858	290	—	—	—	—	—	2,148
Substandard	—	—	—	10	42	194	—	246
Doubtful	—	44	—	355	—	—	—	399
Total construction real estate	$171,809	$184,835	$34,537	$7,456	$1,886	$6,628	$152,530	$559,681

1-4 family residential real estate:
Pass	$82,847	$144,424	$128,666	$70,142	$36,710	$194,490	$2,160	$659,439
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	79	—	1,397	—	—	1,476
Substandard	3	—	217	54	32	1,942	43	2,291
Doubtful	—	—	—	—	173	140	—	313
Total 1-4 family residential real estate	$82,850	$144,424	$128,962	$70,196	$38,312	$196,572	$2,203	$663,519

Commercial real estate:
Pass	$798,653	$546,938	$168,607	$136,440	$55,480	$233,509	$12,315	$1,951,942
Pass watch	—	9,219	—	—	—	—	—	9,219
Special mention	—	—	1,832	330	115	1,849	—	4,126
Substandard	—	—	281	14,603	260	6,992	—	22,136
Doubtful	—	—	—	76	—	208	—	284
Total commercial real estate	$798,653	$556,157	$170,720	$151,449	$55,855	$242,558	$12,315	$1,987,707

Commercial loans:
Pass	$113,678	$68,509	$17,852	$8,249	$4,820	$3,313	$178,951	$395,372
Pass watch	208	13	56	—	—	—	—	277
Special mention	—	5,109	31	—	288	—	9,986	15,414
Substandard	220	116	70	110	12	9	—	537
Doubtful	68	100	—	86	210	—	—	464
Total commercial loans	$114,174	$73,847	$18,009	$8,445	$5,330	$3,322	$188,937	$412,064

Municipal loans:
Pass	$65,258	$74,617	$57,147	$47,636	$24,576	$173,919	$—	$443,153
Pass watch	—	—	—	508	403	6,003	—	6,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$65,258	$74,617	$57,147	$48,144	$24,979	$179,922	$—	$450,067

Loans to individuals:
Pass	$29,579	$21,480	$12,651	$5,261	$1,665	$1,005	$2,935	$74,576
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	6	—	2	—	9
Doubtful	7	—	—	18	40	3	—	68
Total loans to individuals	$29,586	$21,481	$12,651	$5,285	$1,705	$1,010	$2,935	$74,653
Total loans	$1,262,330	$1,055,361	$422,026	$290,975	$128,067	$630,012	$358,920	$4,147,691
Watchlisted loans reported as 2023 originations as of June 30, 2023 and watchlisted loans reported as 2022 originations as of December 31, 2022 were, for the majority, first originated in various years prior to 2023 and 2022, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |23

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$122	$6	$136	$264	$657,090	$657,354
1-4 family residential	1,406	1,371	585	3,362	681,516	684,878
Commercial	708	143	38	889	2,099,449	2,100,338
Commercial loans	593	416	103	1,112	382,612	383,724
Municipal loans	—	—	—	—	435,211	435,211
Loans to individuals	387	19	—	406	67,132	67,538
Total	$3,216	$1,955	$862	$6,033	$4,323,010	$4,329,043

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$43	$21	$—	$64	$559,617	$559,681
1-4 family residential	3,529	368	214	4,111	659,408	663,519
Commercial	105	153	415	673	1,987,034	1,987,707
Commercial loans	515	277	247	1,039	411,025	412,064
Municipal loans	—	—	—	—	450,067	450,067
Loans to individuals	203	3	40	246	74,407	74,653
Total	$4,395	$822	$916	$6,133	$4,141,558	$4,147,691

Southside Bancshares, Inc. |24

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Construction	$521	$405
1-4 family residential	1,005	848
Commercial	554	762
Commercial loans	930	757
Loans to individuals	7	74
Total nonaccrual loans (1)	3,017	2,846

Accruing loans past due more than 90 days	—	—
Restructured loans (2)	—	7,849
OREO	—	93
Repossessed assets	42	74
Total nonperforming assets	$3,059	$10,862

(1)    Includes $314,000 and $897,000 of restructured loans as of June 30, 2023 and December 31, 2022, respectively.
(2) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of March 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

We reversed $11,000 and $30,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2023, and $24,000 and $35,000 for the three and six months ended June 30, 2022. We had $1.2 million and $1.6 million of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2023 and December 31, 2022, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2023 and December 31, 2022, we had $7.9 million and $8.1 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $54,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2023. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2022.

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
A loan is now considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the six months ended June 30, 2023 were not significant.
Southside Bancshares, Inc. |25

There were two commercial loans totaling $314,000 that were restructured with an extension of amortization period as of June 30, 2023 and are included in our nonaccrual loans in nonperforming assets.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of June 30, 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At June 30, 2023, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,152	$2,314	$28,721	$1,901	$44	$200	$36,332
Loans charged-off	(63)	(22)	—	(260)	—	(392)	(737)
Recoveries of loans charged-off	—	41	1	143	—	245	430
Net loans (charged-off) recovered	(63)	19	1	(117)	—	(147)	(307)
Provision for (reversal of) loan losses	306	327	(710)	233	(7)	129	278
Balance at end of period	$3,395	$2,660	$28,012	$2,017	$37	$182	$36,303

	Six Months Ended June 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off	(63)	(71)	—	(369)	—	(867)	(1,370)
Recoveries of loans charged-off	1	46	1	203	—	541	792
Net loans (charged-off) recovered	(62)	(25)	1	(166)	—	(326)	(578)
Provision for (reversal of) loan losses	293	512	(690)	(52)	(8)	311	366
Balance at end of period	$3,395	$2,660	$28,012	$2,017	$37	$182	$36,303
Southside Bancshares, Inc. |26

	Three Months Ended June 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,604	$1,982	$27,225	$2,454	$48	$211	$35,524
Loans charged-off	—	—	—	(46)	—	(433)	(479)
Recoveries of loans charged-off	1	53	34	114	—	314	516
Net loans (charged-off) recovered	1	53	34	68	—	(119)	37
Provision for (reversal of) loan losses	(206)	(11)	(38)	36	(2)	109	(112)
Balance at end of period	$3,399	$2,024	$27,221	$2,558	$46	$201	$35,449

	Six Months Ended June 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	—	—	(177)	—	(857)	(1,034)
Recoveries of loans charged-off	1	92	81	330	—	552	1,056
Net loans (charged-off) recovered	1	92	81	153	—	(305)	22
Provision for (reversal of) loan losses	(389)	66	160	8	(1)	310	154
Balance at end of period	$3,399	$2,024	$27,221	$2,558	$46	$201	$35,449

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the accrued interest on our loan portfolio was $18.5 million and $18.8 million, respectively.

Southside Bancshares, Inc. |27

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2023	December 31, 2022
Other borrowings:
Balance at end of period	$500,341	$221,153
Average amount outstanding during the period (1)	467,205	77,845
Maximum amount outstanding during the period (2)	1,030,421	316,563
Weighted average interest rate during the period (3)	4.6%	2.4%
Interest rate at end of period (4)	4.5%	4.1%

FHLB borrowings:
Balance at end of period	$183,007	$153,358
Average amount outstanding during the period (1)	307,221	135,926
Maximum amount outstanding during the period (2)	533,242	423,645
Weighted average interest rate during the period (3)	2.7%	2.4%
Interest rate at end of period (5)	0.9%	0.7%
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
(4)Stated rate.
(5)The interest rate on FHLB borrowings includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2023 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$495,380	$3,611	$1,350	$—	$—	$—	$500,341
FHLB borrowings	180,725	756	679	396	416	35	183,007
Total obligations	$676,105	$4,367	$2,029	$396	$416	$35	$683,348

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2023 or December 31, 2022.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $593.6 million. There were $100.0 million and $188.0 million in borrowings from the FRDW at June 30, 2023 and December 31, 2022, respectively. To provide more stability and to assure banks have the ability to meet the needs of all their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At June 30, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $708,000. There were $296.2 million in borrowings from the BTFP at June 30, 2023. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2023, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $104.2 million at June 30, 2023 and $33.2 million at December 31, 2022, and had maturities of less than 3.0 years.  Repurchase
Southside Bancshares, Inc. |28

agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.73% to 5.53% and with remaining maturities of 20 days to 5.0 years at June 30, 2023.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.80 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$93,796	$98,674
Total Subordinated notes	93,796	98,674
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,575	20,573
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,267	60,265
Total Long-term debt	$154,063	$158,939

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.2 million at June 30, 2023 and $1.3 million at December 31, 2022.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $44,000 at June 30, 2023 and $46,000 at December 31, 2022.

Southside Bancshares, Inc. |29

As of June 30, 2023, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes (1)	November 6, 2020	$100,000	Fixed-to-Floating	3.875%	November 15, 2030
Southside Statutory Trust III (2)	September 4, 2003	$20,619	Floating	3 month LIBOR + 2.94%	September 4, 2033
Southside Statutory Trust IV (2)	August 8, 2007	$23,196	Floating	3 month LIBOR + 1.30%	October 30, 2037
Southside Statutory Trust V (2)	August 10, 2007	$12,887	Floating	3 month LIBOR + 2.25%	September 15, 2037
Magnolia Trust Company I (2) (3)	May 20, 2005	$3,609	Floating	3 month LIBOR + 1.80%	November 23, 2035
(1)On June 14, 2023, the Company repurchased $5.0 million of the $100 million fixed-to-floating rate subordinated notes that mature on November 15, 2030.
(2)Effective July 1, 2023, the Company began utilizing SOFR to reset rates on our floating rate trust preferred subordinated debentures, due to the fact that LIBOR ceased to be published as of June 30, 2023.
(3)On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.

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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2023	2022	2023	2022	2023	2022
Interest cost	$961	$691	$31	$25	$209	$150
Expected return on assets	(1,144)	(1,462)	(46)	(57)	—	—
Net loss amortization	197	169	—	—	8	72
Net periodic benefit cost (income)	$14	$(602)	$(15)	$(32)	$217	$222

	Six Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2023	2022	2023	2022	2023	2022
Interest cost	$1,886	$1,371	$63	$51	$415	$289
Expected return on assets	(2,287)	(2,923)	(93)	(116)	—	—
Net loss amortization	363	320	—	—	15	127
Net periodic benefit cost (income)	$(38)	$(1,232)	$(30)	$(65)	$430	$416
The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $378,000 and $447,000 for the six months ended June 30, 2023 and 2022, respectively.
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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $760.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR interest rate or SOFR rate.
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions will not occur, any related gains or losses recorded in AOCI are immediately recognized in earnings. During the second quarter of 2023, we terminated one interest rate swap contract designated as a cash flow hedge. At the time of termination, we determined the underlying hedged forecasted transactions were still probable of occurring. The existing loss in AOCI will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings.
During 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of June 30, 2023, hedged securities with a carrying amount of $661.1 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. During the second quarter of 2023, we terminated some of our fair value hedging relationships and sold the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value gain recognized in earnings and recorded in noninterest income.
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
At June 30, 2023 and December 31, 2022, net derivative assets included $78.3 million and $82.1 million, respectively, of cash collateral received from counterparties under master netting agreements.
The notional amounts of the derivative instruments represent the contractual cash flows pertaining to the underlying agreements. These amounts are not exchanged and are not reflected in the consolidated balance sheets. The fair value of the interest rate swaps are presented at net in other assets and other liabilities and in the net change in each of these financial
Southside Bancshares, Inc. |31

statement line items in the accompanying consolidated statements of cash flows when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$760,000	$38,507	$—	$575,000	$39,527	$—
Swaps-Fair Value Hedge-Financial institution counterparties	654,870	27,910	—	742,675	21,733	171
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	218,901	21,282	—	223,124	21,046	—
Swaps-Customer counterparties	218,901	—	21,282	223,124	—	21,046
Gross derivatives		87,699	21,282		82,306	21,217
Offsetting derivative assets/liabilities		—	—		(171)	(171)
Cash collateral received/posted		(78,260)	—		(82,135)	—
Net derivatives included in the consolidated balance sheets (2)		$9,439	$21,282		$—	$21,046
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had $9.4 million credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers at June 30, 2023. We had no credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers at December 31, 2022. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR or overnight SOFR rates in effect at June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$760,000	2.6	5.23%	2.02%	$575,000	2.3	4.44%	1.13%
Swaps-Fair Value hedge
Financial institution counterparties	654,870	5.8	4.91%	3.19%	742,675	6.3	3.42%	3.21%
Swaps-Non-hedging
Financial institution counterparties	218,901	8.6	5.71%	2.67%	223,124	9.0	4.83%	2.69%
Customer counterparties	218,901	8.6	2.67%	5.71%	223,124	9.0	2.69%	4.83%
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
Southside Bancshares, Inc. |33

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2023 and December 31, 2022.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2023 and December 31, 2022, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |34

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2023	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$298,998	$298,998	$—	$—
State and political subdivisions	770,283	—	770,283	—
Corporate bonds and other	12,991	—	12,991	—
MBS: (1)
Residential	247,233	—	247,233	—
Commercial	10,316	—	10,316	—
Equity investments:
Equity investments	5,235	5,235	—	—
Derivative assets:
Interest rate swaps	87,699	—	87,699	—
Total asset recurring fair value measurements	$1,432,755	$304,233	$1,128,522	$—

Derivative liabilities:
Interest rate swaps	$21,282	$—	$21,282	$—
Total liability recurring fair value measurements	$21,282	$—	$21,282	$—

Nonrecurring fair value measurements
Foreclosed assets	$42	$—	$—	$42
Collateral-dependent loans (2)	7,539	—	—	7,539
Total asset nonrecurring fair value measurements	$7,581	$—	$—	$7,581
Southside Bancshares, Inc. |35

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2022	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$964,852	$—	$964,852	$—
Corporate bonds and other	8,704	—	8,704	—
MBS: (1)
Residential	315,027	—	315,027	—
Commercial	10,431	—	10,431	—
Equity investments:
Equity investments	5,235	5,235	—	—
Derivative assets:
Interest rate swaps	82,306	—	82,306	—
Total asset recurring fair value measurements	$1,386,555	$5,235	$1,381,320	$—

Derivative liabilities:
Interest rate swaps	$21,217	$—	$21,217	$—
Total liability recurring fair value measurements	$21,217	$—	$21,217	$—

Nonrecurring fair value measurements
Foreclosed assets	$167	$—	$—	$167
Collateral-dependent loans (2)	7,815	—	—	7,815
Total asset nonrecurring fair value measurements	$7,982	$—	$—	$7,982
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

Southside Bancshares, Inc. |37

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$207,113	$207,113	$207,113	$—	$—
Investment securities:
HTM, at carrying value	1,184,922	1,035,925	—	1,035,925	—
MBS:
HTM, at carrying value	123,550	112,890	—	112,890	—
FHLB stock, at cost	10,801	10,801	—	10,801	—
Equity investments	4,337	4,337	—	4,337	—
Loans, net of allowance for loan losses	4,292,740	3,989,515	—	—	3,989,515
Loans held for sale	1,666	1,666	—	1,666	—
Financial liabilities:
Deposits	$6,117,687	$6,081,139	$—	$6,081,139	$—
Other borrowings	500,341	502,199	—	502,199	—
FHLB borrowings	183,007	169,942	—	169,942	—
Subordinated notes, net of unamortized debt issuance costs	93,796	85,323	—	85,323	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,267	54,964	—	54,964	—

		Estimated Fair Value
December 31, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$199,252	$199,252	$199,252	$—	$—
Investment securities:
HTM, at carrying value	1,190,108	1,023,376	—	1,023,376	—
Mortgage-backed securities:
HTM, at carrying value	136,621	125,780	—	125,780	—
FHLB stock, at cost	9,190	9,190	—	9,190	—
Equity investments	5,946	5,946	—	5,946	—
Loans, net of allowance for loan losses	4,111,176	3,880,664	—	—	3,880,664
Loans held for sale	667	667	—	667	—
Financial liabilities:
Deposits	$6,198,019	$6,158,517	$—	$6,158,517	$—
Other borrowings	221,153	221,153	—	221,153	—
FHLB borrowings	153,358	140,976	—	140,976	—
Subordinated notes, net of unamortized debt issuance costs	98,674	91,357	—	91,357	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,594	—	60,594	—

Southside Bancshares, Inc. |38

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current income tax expense	$4,690	$2,939	$9,427	$5,800
Deferred income tax expense (benefit)	(122)	358	(316)	643
Income tax expense	$4,568	$3,297	$9,111	$6,443

The net deferred tax asset totaled $29.2 million at June 30, 2023 as compared to $34.7 million at December 31, 2022. The decrease in the net deferred tax asset is primarily the result of a decrease in unrealized losses in the AFS securities portfolio.  No valuation allowance was recorded at June 30, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2023 or December 31, 2022.
We recognized income tax expense of $4.6 million and $9.1 million for an ETR of 15.5% and 15.2% for the three and six months ended June 30, 2023, respectively, compared to income tax expense of $3.3 million and $6.4 million, for an ETR of 11.5% and 11.3%, respectively, for the three and six months ended June 30, 2022. The higher ETR for the three and six months ended June 30, 2023 was primarily due to a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same period in 2022. The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2023 and 2022 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019 or Texas state tax examinations by tax authorities for years before 2018.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance at beginning of period	$3,559	$2,412	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	(352)	(521)	(480)	(493)
Balance at end of period	$3,207	$1,891	$3,207	$1,891

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2023	December 31, 2022

Commitments to extend credit	$1,240,994	$1,296,773
Standby letters of credit	12,646	26,844
Total	$1,253,640	$1,323,617

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
Leases. During the three and six months ended June 30, 2023, there were $411,000 and $603,000, respectively, operating lease ROU assets obtained in exchange for new operating lease liabilities. During the three and six months ended June 30, 2022, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business we buy and sell securities. At June 30, 2023, there were no unsettled trades to purchase securities and $31.5 million unsettled trades to sell securities. At December 31, 2022, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2023 or December 31, 2022.
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
Southside Bancshares, Inc. |40

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, our First Quarter Form 10-Q and in our 2022 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A. of the 2022 Form 10-K, “Risk Factors” in Part II, Item 1A. of the First Quarter Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I – Item 1A. Risk Factors” in the 2022 Form 10-K and “Part II -Item 1A. Risk Factors” in the First Quarter Form 10-Q.
Southside Bancshares, Inc. |42

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2022 Form 10-K. As of June 30, 2023, there have been no significant changes to our critical accounting estimates.

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

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income (GAAP)	$53,916	$51,078	$107,269	$99,984
Tax equivalent adjustments:
Loans	673	762	1,370	1,507
Tax-exempt investment securities	2,462	2,994	5,012	5,458
Net interest income (FTE) (1)	$57,051	$54,834	$113,651	$106,949

Average earning assets	$7,225,168	$6,670,821	$7,193,677	$6,612,589

Net interest margin	2.99%	3.07%	3.01%	3.05%
Net interest margin (FTE) (1)	3.17%	3.30%	3.19%	3.26%

Net interest spread	2.37%	2.91%	2.40%	2.90%
Net interest spread (FTE) (1)	2.55%	3.14%	2.58%	3.12%
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
Southside Bancshares, Inc. |44

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Worker shortages, supply chain disruptions, higher interest rates and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing higher inflation and interest rates could have a negative impact on both our consumer and commercial borrowers. Despite these conditions, overall, Texas continues to experience economic growth due to company relocations and expansions, combined with overall population growth.
DEPOSITS
Our deposits decreased $80.3 million, or 1.3%, to $6.12 billion at June 30, 2023 from $6.20 billion at December 31, 2022. At June 30, 2023, we had 180,865 total deposit accounts with an average balance of $30,000. At June 30, 2023, our deposit accounts consisted of the following (dollars in thousands):

	June 30, 2023
	Balance	Number of Accounts	Average Balance	% of Total Deposits

Individual non-maturity	$2,195,950	149,887	$15	35.9%
Commercial non-maturity	1,746,652	21,054	83	28.6%
Certificates of deposits	602,745	9,223	65	9.8%
Public funds	802,195	701	1,144	13.1%
Total deposits, excluding brokered deposits	5,347,542	180,865	$30	87.4%

Brokered deposits	770,145	—	—	12.6%
Total deposits	$6,117,687			100.0%

At June 30, 2023, our estimated uninsured deposits, excluding affiliate deposits (Southside-owned deposits) and public funds (all collateralized), was 21.4%. At June 30, 2023, estimated uninsured deposits consisted of the following (dollars in thousands):

	June 30, 2023
	Balance	Estimated Uninsured Balance	% of Uninsured Total Deposits

Affiliate deposits	$21,583	$21,333	0.3%
Customer deposits	4,523,764	1,309,550	21.4%
Brokered deposits	770,145	—	—%
Public funds	802,195	775,739	12.7%
Total uninsured deposits	$6,117,687	2,106,622	34.4%

Excluding public funds (collateralized)		(775,739)	(12.7)%
Excluding affiliate deposits		(21,333)	(0.3)%
Total deposits without insurance or collateral		$1,309,550	21.4%
We continued to increase interest rates paid on deposits during the quarter in order to retain deposits. Our noninterest bearing deposits represent 24.0% of total deposits. During the three months ended June 30, 2023, our cost of interest bearing deposits increased 164 basis points from 0.39% for the three months ended June 30, 2022 to 2.03%. Our cost of total deposits for the second quarter of 2023 increased 122 basis points from 0.28% for the three months ended June 30, 2022 to 1.50%.
Southside Bancshares, Inc. |45

Our cost of interest bearing deposits increased 157 basis points, from 0.35% for the six months ended June 30, 2022, to 1.92% for the six months ended June 30, 2023. Our cost of total deposits increased 117 basis points, from 0.25% for the six months ended June 30, 2022, to 1.42% for the six months ended June 30, 2023.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s Bank Term Funding Program to reduce our overall funding costs and to enhance our interest rate risk position. As of June 30, 2023, our BTFP borrowings of $296.2 million were at a cost of 4.46%.
The table below shows our total lines of credit, current borrowings as of June 30, 2023, total amounts available for future borrowings, and swapped value (in thousands):

	June 30, 2023
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$1,979,115	$183,007	$1,796,108	$180,000
Federal Reserve discount window	693,551	100,000	593,551	—
Correspondent bank lines of credit	62,500	—	62,500	—
Federal Reserve Bank Term Funding Program	296,866	296,158	708	—
Total liquidity lines	$3,032,032	$579,165	$2,452,867	$180,000

Operating Results
Net income decreased $512,000, or 2.0%, for the three months ended June 30, 2023, to $24.9 million compared to the same period in 2022. The decrease in net income was primarily a result of the $2.9 million increase in noninterest expense and the $1.3 million increase in income tax expense, partially offset by the $2.8 million increase in net interest income and a $1.4 million increase in noninterest income. Earnings per diluted common share increased $0.02, or 2.5%, to $0.81 for the three months ended June 30, 2023, compared to $0.79 for the three months ended June 30, 2022.
During the six months ended June 30, 2023, our net income increased $526,000, or 1.0%, to $50.9 million compared to $50.4 million for the same period in 2022. The increase in net income was largely driven by the $7.3 million increase in net interest income and the $2.7 million increase in noninterest income, partially offset by the $6.5 million increase in noninterest expense and the $2.7 million increase in income tax expense. Earnings per diluted common share increased $0.08, or 5.1%, to $1.64 for the six months ended June 30, 2023, compared to $1.56 for the same period in 2022.
Financial Condition
Our total assets increased $248.6 million, or 3.3%, to $7.81 billion at June 30, 2023 from $7.56 billion at December 31, 2022. Our securities portfolio increased by $22.6 million, or 0.9%, to $2.65 billion, compared to $2.63 billion at December 31, 2022. The increase in the securities portfolio was due to purchases of three-month U.S. Treasury Bills, partially offset by a decrease in MBS and municipal bonds during the six months ended June 30, 2023. Our FHLB stock increased $1.6 million, or 17.5%, to $10.8 million from $9.2 million at December 31, 2022, due to the increase in our FHLB borrowings during the six months ended June 30, 2023, increasing the amount of FHLB stock we are required to hold.
Loans at June 30, 2023 were $4.33 billion, an increase of $181.4 million, or 4.4%, compared December 31, 2022, due to increases of $112.6 million in commercial real estate loans, $97.7 million in construction loans and $21.4 million in 1-4 family residential loans. The increases were partially offset by decreases of $28.3 million in commercial loans, $14.9 million in municipal loans and $7.1 million in loans to individuals. Loans held for sale increased $1.0 million, or 149.8%, to $1.7 million at June 30, 2023 from $667,000 at December 31, 2022.
Our nonperforming assets at June 30, 2023 decreased $7.8 million, or 71.8%, to $3.1 million and represented 0.04% of total assets, compared to $10.9 million, or 0.14% of total assets, at December 31, 2022.  Nonaccruing loans increased $171,000, or 6.0%, to $3.0 million, and the ratio of nonaccruing loans to total loans was 0.07% for June 30, 2023 and December 31, 2022. There were no restructured loans at June 30, 2023 compared to $7.8 million at December 31, 2022. The decrease in restructured loans was due to the adoption of ASU 2022-22 on January 1, 2023, which allowed for the prospective exclusion of loan modifications that are performing, but would have previously required disclosure as troubled debt restructures in
Southside Bancshares, Inc. |46

nonperforming assets. There was $42,000 and $74,000 of repossessed assets at June 30, 2023 and December 31, 2022, respectively. There was no OREO at June 30, 2023 compared with $93,000 at December 31, 2022.
Our deposits decreased $80.3 million, or 1.3%, to $6.12 billion at June 30, 2023 from $6.20 billion at December 31, 2022, which consisted of a decrease of $204.8 million in noninterest bearing deposits, partially offset by an increase of $124.5 million in interest bearing deposits, which included an increase in our brokered deposits of $110.8 million, or 16.8%, as the funding of our cash flow hedge swaps partially transitioned from FHLB advances to brokered deposits to obtain lower cost funding.
Total FHLB borrowings increased $29.6 million, or 19.3%, to $183.0 million at June 30, 2023 from $153.4 million at December 31, 2022.
Our total shareholders’ equity at June 30, 2023 increased 2.6%, or $19.2 million, to $765.2 million, or 9.8% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The increase in shareholders’ equity was the result of net income of $50.9 million, other comprehensive income of $21.8 million, stock compensation expense of $1.8 million, common stock issued under our dividend reinvestment plan of $601,000 and net issuance of common stock under employee stock plans of $413,000. These increases were partially offset by decreases in shareholders’ equity, including the repurchase of $34.7 million of our common stock and cash dividends paid of $21.7 million.
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
Due to the events in the banking industry during the first quarter of 2023, we increased the balance of securities pledged as collateral at the FRDW in preparation for potential liquidity needs and utilized the BTFP as a source of wholesale funding to reduce interest cost and interest rate risk. We ended the second quarter of 2023 with approximately $594.3 million in available liquidity between the FRDW and the BTFP in addition to the approximately $1.80 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At June 30, 2023, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 21.4%, or $1.31 billion.
During the first half of 2023, we entered into $350 million of additional cash flow hedge swaps, $100 million of which were terminated in the second quarter. The funding related to the terminated cash flow hedge swap was at the FRDW at the end of the second quarter. The remaining $250 million are funded by brokered deposits. We also replaced $30 million of brokered deposits with FHLB advances as the funding source for cash flow hedge swaps, bringing this funding source to $180 million. At June 30, 2023, brokered deposits funded $580 million of our $760 million remaining cash flow hedge swaps. As of June 30, 2023, a pre-tax unrealized gain of $38.5 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost alternative funding sources for our cash flow swaps and will use either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources. During 2020 and 2021, management utilized the significant increase in non-maturity deposits, net of brokered deposits, to reduce dependence on more interest rate sensitive and higher cost wholesale funding. At June 30, 2023, the majority of the securities portfolio was funded by non-maturity deposits with wholesale funding accounting for approximately 50% of the funding source, of which approximately 56% is swapped at a fixed rate, providing protection from rising interest rates.
We utilize wholesale funding and securities to enhance overall profitability to determine the appropriate leverage of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered market, FHLB and the Federal Reserve through the FRDW and BTFP.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, U.S. Treasury Bills and corporate securities.  Although U.S. agency MBS often carry lower yields than loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio increased from $2.63 billion at December 31, 2022 to $2.65 billion at June 30, 2023. The increase in the securities portfolio was due to securities purchased during the six months ended June 30, 2023, which more than offset sales of securities and principal payments.
During the six months ended June 30, 2023, the composition of the securities portfolio continued to change as U.S. Treasury Bills increased while the remaining categories in the portfolio decreased. The decrease in MBS was attributable to sales of U.S. Agency MBS and principal payments, partially offset by MBS purchases. During the six months ended June 30, 2023, we purchased $592.6 million in three-month U.S. Treasury Bills, $118.9 million in MBS and $5.8 million in investment grade subordinated corporate debt. Sales during the six months ended June 30, 2023, included $205.7 million in municipal securities, $298.2 million in U.S. Treasury Bills and $175.5 million in MBS to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the three and six months ended June 30, 2023, resulted in a net realized loss of $3.5 million and $5.6 million, respectively, which was partially offset by the sale of equity securities that resulted in a net gain of $2.6 million and $5.1 million for the three and six months ended June 30, 2023, respectively.
Southside Bancshares, Inc. |48

At June 30, 2023, securities as a percentage of assets totaled 33.9%, compared to 34.7% at December 31, 2022, due to a $22.6 million, or 0.9%, increase in the securities portfolio. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During the year ended 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of June 30, 2023, hedged securities with a carrying amount of $661.1 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 49% and 86% of the AFS securities portfolio and the AFS municipal portfolio, respectively. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. As of June 30, 2023, a pre-tax unrealized gain of $27.9 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and borrowings from the Federal Reserve through the FRDW and BTFP. Our FHLB borrowings increased 19.3%, or $29.6 million, to $183.0 million at June 30, 2023 from $153.4 million at December 31, 2022.
For the three months ended June 30, 2023, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 25.2%, from 18.1% at December 31, 2022, and 15.1% at June 30, 2022.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs decreased $72.0 million, or 32.6%, from $220.9 million at December 31, 2022 to $148.9 million at June 30, 2023. At June 30, 2023, our brokered CDs had a weighted average cost of 516 basis points and remaining maturities of approximately 3 months or less. Our brokered non-maturity deposits increased to $621.2 million at June 30, 2023, of which $580.0 million are related to our cash flow hedges, from $438.4 million at December 31, 2022, with a weighted average cost of 259 basis points and 126 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $1.41 billion, with an additional $100 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $760.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to three-month LIBOR, one-month LIBOR or overnight SOFR. In connection with $760.0 million and $575.0 million of the agreements outstanding at June 30, 2023 and December 31, 2022, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying LIBOR or SOFR interest rate. The interest rate swap contracts had an average interest rate of 2.07% with a remaining average weighted maturity of 2.6 years at June 30, 2023. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$58,684	$38,344	$113,460	$73,232
Taxable investment securities	8,773	4,632	14,485	9,240
Tax-exempt investment securities	13,720	10,605	27,636	20,824
MBS	3,830	3,238	8,159	7,255
FHLB stock and equity investments	379	77	624	190
Other interest earning assets	1,490	204	3,360	232
Total interest income	86,876	57,100	167,724	110,973
Interest expense:
Deposits	21,679	4,264	41,585	7,501
FHLB borrowings	1,032	224	4,173	590
Subordinated notes	994	1,000	1,993	1,998
Trust preferred subordinated debentures	1,100	471	2,131	827
Repurchase agreements	883	18	1,375	28
Other borrowings	7,272	45	9,198	45
Total interest expense	32,960	6,022	60,455	10,989
Net interest income	$53,916	$51,078	$107,269	$99,984

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the six months ended June 30, 2023, the Federal Reserve increased the target federal funds rate by 75 basis points to 525 basis points and has indicated it anticipates additional rate increases during the remainder of 2023. The increase in the federal funds rate has increased our net interest income. However, as the federal funds rate increases further and the yield curve remains inverted, it may be less beneficial to our net interest income.
Net interest income for the three months ended June 30, 2023 increased $2.8 million, or 5.6%, compared to the same period in 2022. The increase in net interest income for the three months ended June 30, 2023 was due to the increase in interest income, a result of the increase in the average yield as well as the average balance of interest earning assets, partially offset by an increase in interest expense on our interest bearing liabilities due to higher interest rates and an increase in the average balance of our interest bearing liabilities. Total interest income increased $29.8 million, or 52.1%, to $86.9 million for the three months ended June 30, 2023, compared to $57.1 million during the same period in 2022. Total interest expense increased $26.9 million, or 447.3%, to $33.0 million for the three months ended June 30, 2023, compared to $6.0 million for the same period in 2022. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.99% and 3.17%, respectively, for the three months ended June 30, 2023, compared to 3.07% and 3.30%, respectively, for the same period in 2022, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.37% and 2.55%, respectively, compared to 2.91% and 3.14%, respectively, for the same period in 2022.
Southside Bancshares, Inc. |50

Net interest income was $107.3 million for the six months ended June 30, 2023 compared to $100.0 million for the same period in 2022, an increase of $7.3 million, or 7.3%. The increase in net interest income for the six months ended June 30, 2023 was due to the increase in the average yield as well as the average balance of interest earning assets, partially offset by the increase in interest expense on our interest bearing liabilities due to the increase in interest rates and an increase in the average balance of our interest bearing liabilities. Total interest income increased $56.8 million, or 51.1%, to $167.7 million for the six months ended June 30, 2023, compared to $111.0 million for the same period in 2022. Total interest expense increased $49.5 million, or 450.1%, to $60.5 million for the six months ended June 30, 2023, compared to $11.0 million for the same period in 2022. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 3.01% and 3.19%, respectively, for the six months ended June 30, 2023, compared to 3.05% and 3.26%, respectively, for the same period in 2022, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.40% and 2.58%, respectively, compared to 2.90% and 3.12%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended June 30, 2023 Compared to 2022
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$3,813	$16,433	$20,246
Loans held for sale	(1)	6	5
Taxable investment securities	2,707	1,434	4,141
Tax-exempt investment securities (1)	(788)	3,371	2,583
Mortgage-backed and related securities	(125)	717	592
FHLB stock, at cost, and equity investments	20	282	302
Interest earning deposits	(43)	660	617
Federal funds sold	70	599	669
Total earning assets	5,653	23,502	29,155
Interest expense on:
Savings accounts	(11)	1,115	1,104
CDs	467	5,320	5,787
Interest bearing demand accounts	(389)	10,913	10,524
FHLB borrowings	748	60	808
Subordinated notes, net of unamortized debt issuance costs	(8)	2	(6)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	629	629
Repurchase agreements	120	745	865
Other borrowings	7,176	51	7,227
Total interest bearing liabilities	8,103	18,835	26,938
Net change	$(2,450)	$4,667	$2,217
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was primarily attributable to an increase in the average yield on interest earning assets to 5.00% from 3.66% for the same period in 2022, as well as an increase in the average balance of interest earning assets of $554.3 million, or 8.3%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase in total interest expense for the three months ended June 30, 2023, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 2.45% from 0.52% for the same period in 2022, and an increase in the average balance of our interest bearing liabilities of $772.0 million, or 16.7%, for the three months ended June 30, 2023, compared to the same period in 2022.
Southside Bancshares, Inc. |51

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2023 and 2022. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,197,130	$59,334	5.67%	$3,847,614	$39,088	4.07%
Loans held for sale	1,664	23	5.54%	1,776	18	4.07%
Securities:
Taxable investment securities (2)	925,445	8,773	3.80%	617,603	4,632	3.01%
Tax-exempt investment securities (2)	1,562,232	16,182	4.15%	1,653,871	13,599	3.30%
Mortgage-backed and related securities (2)	401,427	3,830	3.83%	417,057	3,238	3.11%
Total securities	2,889,104	28,785	4.00%	2,688,531	21,469	3.20%
FHLB stock, at cost, and equity investments	21,480	379	7.08%	17,663	77	1.75%
Interest earning deposits	56,604	742	5.26%	77,894	125	0.64%
Federal funds sold	59,186	748	5.07%	37,343	79	0.85%
Total earning assets	7,225,168	90,011	5.00%	6,670,821	60,856	3.66%
Cash and due from banks	103,559			100,231
Accrued interest and other assets	419,420			446,136
Less: Allowance for loan losses	(36,512)			(35,895)
Total assets	$7,711,635			$7,181,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$648,560	1,430	0.88%	$670,187	326	0.20%
CDs	797,992	6,365	3.20%	518,104	578	0.45%
Interest bearing demand accounts	2,841,818	13,884	1.96%	3,175,385	3,360	0.42%
Total interest bearing deposits	4,288,370	21,679	2.03%	4,363,676	4,264	0.39%
FHLB borrowings	211,309	1,032	1.96%	55,990	224	1.60%
Subordinated notes, net of unamortized debt issuance costs	97,804	994	4.08%	98,586	1,000	4.07%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,266	1,100	7.32%	60,262	471	3.13%
Repurchase agreements	97,915	883	3.62%	30,055	18	0.24%
Other borrowings	631,447	7,272	4.62%	6,549	45	2.76%
Total interest bearing liabilities	5,387,111	32,960	2.45%	4,615,118	6,022	0.52%
Noninterest bearing deposits	1,490,445			1,702,985
Accrued expenses and other liabilities	84,252			98,870
Total liabilities	6,961,808			6,416,973
Shareholders’ equity	749,827			764,320
Total liabilities and shareholders’ equity	$7,711,635			$7,181,293
Net interest income (FTE)		$57,051			$54,834
Net interest margin (FTE)			3.17%			3.30%
Net interest spread (FTE)			2.55%			3.14%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2023 and 2022, loans totaling $3.0 million and $3.1 million, respectively were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Six Months Ended June 30, 2023 Compared to 2022
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$8,278	$31,796	$40,074
Loans held for sale	7	10	17
Taxable investment securities	2,926	2,319	5,245
Tax-exempt investment securities (1)	303	6,063	6,366
Mortgage-backed and related securities	(1,014)	1,918	904
Federal Home Loan Bank stock, at cost, and equity investments	94	340	434
Interest earning deposits	31	1,595	1,626
Federal funds sold	369	1,133	1,502
Total earning assets	10,994	45,174	56,168
Interest expense on:
Savings accounts	(4)	2,148	2,144
CDs	783	9,817	10,600
Interest bearing demand accounts	(439)	21,779	21,340
FHLB borrowings	2,504	1,079	3,583
Subordinated notes, net of unamortized debt issuance costs	(7)	2	(5)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	1,304	1,304
Repurchase agreements	175	1,172	1,347
Other borrowings	9,080	73	9,153
Total interest bearing liabilities	12,092	37,374	49,466
Net change	$(1,098)	$7,800	$6,702
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to the increase in the average yield on earning assets to 4.88% from 3.60% for the same period in 2022 as well as an increase in average earning assets of $581.1 million, or 8.8%, for the six months ended June 30, 2023, compared to the same period in 2022. The increase in total interest expense for the six months ended June 30, 2023 was primarily attributable to the increase in interest rates on our interest bearing liabilities to 2.30% from 0.48% for the same period in 2022 and an increase in the average balance of our interest bearing liabilities of $678.9 million, or 14.7%, when compared to the same period in 2022.

Southside Bancshares, Inc. |53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2023 and 2022. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,163,141	$114,787	5.56%	$3,776,194	$74,713	3.99%
Loans held for sale	1,663	43	5.21%	1,354	26	3.87%
Securities:
Taxable investment securities (2)	808,803	14,485	3.61%	631,079	9,240	2.95%
Tax-exempt investment securities (2)	1,627,105	32,648	4.05%	1,608,779	26,282	3.29%
Mortgage-backed and related securities (2)	428,469	8,159	3.84%	491,585	7,255	2.98%
Total securities	2,864,377	55,292	3.89%	2,731,443	42,777	3.16%
FHLB stock, at cost, and equity investments	26,448	624	4.76%	19,161	190	2.00%
Interest earning deposits	72,177	1,775	4.96%	61,360	149	0.49%
Federal funds sold	65,871	1,585	4.85%	23,077	83	0.73%
Total earning assets	7,193,677	174,106	4.88%	6,612,589	117,938	3.60%
Cash and due from banks	105,650			103,669
Accrued interest and other assets	408,908			522,167
Less: Allowance for loan losses	(36,601)			(35,766)
Total assets	$7,671,634			$7,202,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$657,192	2,743	0.84%	$661,339	599	0.18%
CDs	792,967	11,772	2.99%	540,726	1,172	0.44%
Interest bearing demand accounts	2,912,127	27,070	1.87%	3,136,890	5,730	0.37%
Total interest bearing deposits	4,362,286	41,585	1.92%	4,338,955	7,501	0.35%
FHLB borrowings	307,221	4,173	2.74%	89,202	590	1.33%
Subordinated notes, net of unamortized debt issuance costs	98,246	1,993	4.09%	98,569	1,998	4.09%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,266	2,131	7.13%	60,261	827	2.77%
Repurchase agreements	81,765	1,375	3.39%	25,798	28	0.22%
Other borrowings	385,440	9,198	4.81%	3,525	45	2.57%
Total interest bearing liabilities	5,295,224	60,455	2.30%	4,616,310	10,989	0.48%
Noninterest bearing deposits	1,539,313			1,673,145
Accrued expenses and other liabilities	82,833			87,408
Total liabilities	6,917,370			6,376,863
Shareholders’ equity	754,264			825,796
Total liabilities and shareholders’ equity	$7,671,634			$7,202,659
Net interest income (FTE)		$113,651			$106,949
Net interest margin (FTE)			3.19%			3.26%
Net interest spread (FTE)			2.58%			3.12%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2023 and 2022, loans totaling $3.0 million and $3.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |54

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2023
			Change From
	2023	2022	2022
Deposit services	$6,291	$6,496	$(205)	(3.2)%
Net gain (loss) on sale of securities AFS	(3,455)	(2,177)	(1,278)	58.7%
Net gain on sale of equity securities	2,642	—	2,642	100.0%
Gain on sale of loans	185	208	(23)	(11.1)%
Trust fees	1,490	1,520	(30)	(2.0)%
BOLI	756	720	36	5.0%
Brokerage services	904	1,098	(194)	(17.7)%
Other noninterest income	1,651	1,232	419	34.0%
Total noninterest income	$10,464	$9,097	$1,367	15.0%

	Six Months Ended June 30,		2023
			Change From
	2023	2022	2022
Deposit services	$12,713	$13,124	$(411)	(3.1)%
Net gain (loss) on sale of securities AFS	(5,601)	(3,720)	(1,881)	50.6%
Net gain on sale of equity securities	5,058	—	5,058	100.0%
Gain on sale of loans	289	386	(97)	(25.1)%
Trust fees	2,957	3,014	(57)	(1.9)%
BOLI	2,431	1,411	1,020	72.3%
Brokerage services	1,601	1,907	(306)	(16.0)%
Other noninterest income	3,049	3,700	(651)	(17.6)%
Total noninterest income	$22,497	$19,822	$2,675	13.5%
The 15.0% increase in noninterest income for the three months ended June 30, 2023, when compared to the same period in 2022, was due to a net gain on sale of equity securities and an increase in other noninterest income, partially offset by an increase in net loss on sale of securities AFS and decreases in deposit services income and brokerage services income. The 13.5% increase in noninterest income for the six months ended June 30, 2023, when compared to the same period in 2022, was due to a net gain on sale of equity securities and an increase in BOLI income, partially offset by an increase in net loss on sale of securities AFS and decreases in other noninterest income, deposit services income and brokerage services income.
The decrease in deposit services income for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was primarily due to a decrease in overdraft fees, partially offset by an increase in debit card income.
During the three and six months ended June 30, 2023, we sold MBS and municipal securities that resulted in a net loss on sale of AFS securities of $3.5 million and $5.6 million, respectively.
During the three and six months ended June 30, 2023, we sold equity securities that resulted in a net gain of $2.6 million and $5.1 million, respectively.
Gain on sale of loans decreased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, due to a decrease in the volume of loans sold and a decrease in margins on loan sales as interest rates continued to increase in 2023.
The increase in BOLI income for the six months ended June 30, 2023, when compared to the same period in 2022, was primarily due to a death benefit of $951,000 realized in the first quarter of 2023 for a former covered officer.
Southside Bancshares, Inc. |55

Brokerage services income decreased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, due to a decrease in assets under management due to the downturn in the market and a one-time fee recognized in the second quarter of 2022.
Other noninterest income increased for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to a gain recognized on the repurchase of $5.0 million of our subordinated notes at a discount, partially offset by a decrease in mortgage servicing fee income. For the six months ended June 30, 2023, noninterest income decreased when compared to same period in 2022, primarily due to decreases in investment income and mortgage servicing fee income, partially offset by a gain recognized on the repurchase of $5.0 million of our subordinated notes and an increase in equity investment income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2023
			Change From
	2023	2022	2022
Salaries and employee benefits	$21,376	$20,329	$1,047	5.2%
Net occupancy	3,690	3,654	36	1.0%
Advertising, travel & entertainment	854	716	138	19.3%
ATM expense	320	356	(36)	(10.1)%
Professional fees	1,192	1,147	45	3.9%
Software and data processing	2,264	1,739	525	30.2%
Communications	348	509	(161)	(31.6)%
FDIC insurance	1,220	477	743	155.8%
Amortization of intangibles	442	586	(144)	(24.6)%
Other noninterest expense	3,287	2,593	694	26.8%
Total noninterest expense	$34,993	$32,106	$2,887	9.0%

	Six Months Ended June 30,		2023
			Change From
	2023	2022	2022
Salaries and employee benefits	$43,232	$40,298	$2,934	7.3%
Net occupancy	7,424	7,310	114	1.6%
Advertising, travel & entertainment	1,904	1,453	451	31.0%
ATM expense	675	637	38	6.0%
Professional fees	2,564	2,074	490	23.6%
Software and data processing	4,319	3,370	949	28.2%
Communications	675	1,012	(337)	(33.3)%
FDIC insurance	1,764	949	815	85.9%
Amortization of intangibles	920	1,208	(288)	(23.8)%
Other noninterest expense	6,365	4,990	1,375	27.6%
Total noninterest expense	$69,842	$63,301	$6,541	10.3%
The primary increase in noninterest expense for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was in salaries and employee benefits. Several additional expense categories increased during the three and six months ended June 30, 2023, including other noninterest expense, software and data processing expense and FDIC insurance.
Salaries and employee benefits increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, due to an increase in direct salary expense and health insurance expense, partially offset by a decrease in retirement expense.
Southside Bancshares, Inc. |56

For the three and six months ended June 30, 2023, direct salary expense increased $1.0 million, or 5.4%, and $2.5 million, or 7.1%, respectively, when compared to the same periods in 2022, primarily due to normal salary increases effective in the first quarter of 2023 and market increases in the second quarter of 2022.
Health and life insurance expense, included in salaries and employee benefits, increased $170,000, or 9.0%, and $554,000, or 15.3%, for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. We have a self-insured health plan which is supplemented with a stop loss insurance policy.
Retirement expense, included in salaries and employee benefits, decreased $77,000, or 8.7%, and $98,000, or 6.1%, for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. This decrease was primarily due to a decrease in our deferred compensation expense.
Advertising, travel and entertainment expense increased for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to increases in media advertising and donations, and increased for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to increases in media advertising, travel related expenses, conference registrations fees and donations.
ATM expense decreased for the three months ended June 30, 2023, when compared to the same period in 2022, due primarily to a decrease in transaction processing expense due to a change in vendors.
Professional fees increased for the six months ended June 30, 2023, when compared to the same period in 2022, due to an increase in legal and consulting fees.
Software and data processing expense increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, driven by a decrease in phone and internet costs due to a change in vendors.
FDIC insurance increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, due to an increase in the rate assessed by the FDIC and an increase in our assessment base resulting from an increase in our total assets.
Amortization of intangibles decreased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, primarily due to an increase in non-service cost retirement expense related to the Retirement Plan.

Income Taxes
Pre-tax income for the three and six months ended June 30, 2023 was $29.5 million and $60.0 million, respectively, an increase of 2.6% and 5.6%, compared to $28.7 million and $56.8 million for the same periods in 2022. We recorded income tax expense of $4.6 million and $9.1 million, for the three and six months ended June 30, 2023, respectively, compared to income tax expense of $3.3 million and $6.4 million for the same periods in 2022. The ETR as a percentage of pre-tax income was 15.5% and 15.2% for the three and six months ended June 30, 2023, compared to an ETR as a percentage of pre-tax income of 11.5% and 11.3% for the same periods in 2022. The increase in the income tax expense for the three and six months ended June 30, 2023 was a result of a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2022.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $29.2 million at June 30, 2023 as compared to $34.7 million at December 31, 2022. The decrease in the net deferred tax asset is primarily the result of a decrease in unrealized losses in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |57

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I - Item 1. Business - Market Area” in the 2022 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2022.  There were no substantial changes in these concentrations during the six months ended June 30, 2023.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2022	June 30, 2022
	June 30, 2023	December 31, 2022	June 30, 2022	Change (%)	Change (%)
Real estate loans:
Construction	$657,354	$559,681	$520,484	17.5%	26.3%
1-4 family residential	684,878	663,519	640,706	3.2%	6.9%
Commercial	2,100,338	1,987,707	1,834,734	5.7%	14.5%
Commercial loans	383,724	412,064	428,974	(6.9)%	(10.5)%
Municipal loans	435,211	450,067	457,239	(3.3)%	(4.8)%
Loans to individuals	67,538	74,653	80,904	(9.5)%	(16.5)%
Total loans	$4,329,043	$4,147,691	$3,963,041	4.4%	9.2%
Our total loan portfolio increased $181.4 million, or 4.4%, and $366.0 million, or 9.2%, at June 30, 2023 compared to December 31, 2022 and June 30, 2022, respectively, with increases in all the real estate loan categories, partially offset by decreases in commercial loans, municipal loans and loans to individuals.
At June 30, 2023, our real estate loans represented 79.5% of our loan portfolio and were comprised of commercial real estate loans of 61.0%, 1-4 family residential loans of 19.9% and construction loans of 19.1%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |58

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
The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2022	June 30, 2022
	June 30, 2023	December 31, 2022	June 30, 2022	Change (%)	Change (%)
Nonaccrual loans	$3,017	$2,846	$3,119	6.0%	(3.3)%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans (1)	—	7,849	8,568	(100.0)%	(100.0)%
OREO	—	93	128	(100.0)%	(100.0)%
Repossessed assets	42	74	—	(43.2)%	100.0%
Total nonperforming assets	$3,059	$10,862	$11,815	(71.8)%	(74.1)%

Total loans	$4,329,043	$4,147,691	$3,963,041
Allowance for loan losses at end of period	36,303	36,515	35,449

Ratio of nonaccruing loans to:
Total loans	0.07%	0.07%	0.08%
Ratio of nonperforming assets to:
Total assets	0.04%	0.14%	0.16%
Total loans	0.07%	0.26%	0.30%
Total loans and OREO	0.07%	0.26%	0.30%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,203.28%	1,283.03%	1,136.55%
Nonperforming assets	1,186.76%	336.17%	300.03%
Total loans	0.84%	0.88%	0.89%
Net charge-offs to average loans outstanding	0.03%	0.02%	—
(1) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of June 30, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

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
Southside Bancshares, Inc. |59

peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic uncertainty related to inflation and recessionary concerns, as based on known and knowable information as of June 30, 2023.
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
As of June 30, 2023, our review of the loan portfolio indicated that an allowance for loan losses of $36.3 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, rising interest rates and heightened inflation, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2023, the allowance for loan losses decreased $212,000, or 0.6%, to $36.3 million, or 0.84% of total loans, when compared to $36.5 million, or 0.88% of total loans at December 31, 2022.
For the three and six months ended June 30, 2023, loan charge-offs were $737,000 and $1.4 million, respectively, and recoveries were $430,000 and $792,000, respectively. For the three and six months ended June 30, 2022, loan charge-offs were $479,000 and $1.0 million, respectively, and recoveries were $516,000 and $1.1 million, respectively. For the three and six months ended June 30, 2023, we recorded a provision for credit losses for loans of $278,000 and $366,000, respectively. For the three months ended June 30, 2022, we recorded a reversal of provision for credit losses for loans of $112,000 and for the six months ended June 30, 2022 we recorded a provision of $154,000.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance at beginning of period	$3,559	$2,412	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	(352)	(521)	(480)	(493)
Balance at end of period	$3,207	$1,891	$3,207	$1,891
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

Southside Bancshares, Inc. |60

Capital Resources and Liquidity
Our total shareholders’ equity at June 30, 2023 increased 2.6%, or $19.2 million, to $765.2 million, or 9.8% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The increase in shareholders’ equity was the result of net income of $50.9 million, other comprehensive income of $21.8 million, stock compensation expense of $1.8 million, common stock issued under our dividend reinvestment plan of $601,000 and net issuance of common stock under employee stock plans of $413,000. These increases were partially offset by decreases in shareholders’ equity, including the repurchase of $34.7 million of our common stock and cash dividends paid of $21.7 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2023 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2023.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $93.8 million of qualified subordinated debt as of June 30, 2023. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $4.1 million has been added back to CET1 as of June 30, 2023, representing 50% of the $8.2 million transitional amount at December 31, 2022.
Management believes that, as of June 30, 2023, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |61

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$683,748	12.32%	$249,806	4.50%	N/A	N/A
Bank Only	$828,749	14.93%	$249,792	4.50%	$360,810	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$742,204	13.37%	$333,074	6.00%	N/A	N/A
Bank Only	$828,749	14.93%	$333,055	6.00%	$444,074	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$870,359	15.68%	$444,099	8.00%	N/A	N/A
Bank Only	$863,108	15.55%	$444,074	8.00%	$555,092	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$742,204	9.69%	$306,529	4.00%	N/A	N/A
Bank Only	$828,749	10.82%	$306,435	4.00%	$383,043	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2023, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2022 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |62

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2023	2022
Return on average assets	1.29%	1.42%
Return on average shareholders’ equity	13.32%	13.33%
Dividend payout ratio – Basic	43.21%	43.04%
Dividend payout ratio – Diluted	43.21%	43.04%
Average shareholders’ equity to average total assets	9.72%	10.64%
	Six Months Ended June 30,
	2023	2022
Return on average assets	1.34%	1.41%
Return on average shareholders’ equity	13.62%	12.31%
Dividend payout ratio – Basic	42.68%	43.59%
Dividend payout ratio – Diluted	42.68%	43.59%
Average shareholders’ equity to average total assets	9.83%	11.47%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2023, these investments were 6.0% of total assets, as compared with 2.4% for December 31, 2022 and 3.1% for June 30, 2022. The increase to 6.0% at June 30, 2023 as compared to December 31, 2022 and June 30, 2022, is reflective of increases in the short-term investment portfolio, partially offset by the increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at June 30, 2023 or December 31, 2022.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $593.6 million. There were $100.0 million and $188.0 million in borrowings from the FRDW at June 30, 2023 and December 31, 2022, respectively. To provide more stability and to assure banks have the ability to meet the needs of all their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At June 30, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $708,000. There were $296.2 million in borrowings from the BTFP at June 30, 2023. At June 30, 2023, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.80 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2023, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Southside Bancshares, Inc. |63

Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. As of July 27, 2023, no shares have been purchased under this recent Stock Repurchase Plan.

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

	Anticipated impact over the next 12 months
	June 30,
Rate projections:	2023	2022
Increase:
100 basis points	4.38%	5.13%
200 basis points	9.11%	6.46%

Decrease:
50 basis points	(3.04)%	(1.51)%
100 basis points	(6.29)%	(3.59)%
200 basis points	(12.81)%	N/A
Southside Bancshares, Inc. |64

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
Economic conditions and growth prospects are currently impacted by record inflation and potential recessionary concerns. Furthermore, worker shortages, supply chain disruptions and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing higher inflation levels and higher interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the First Quarter Form 10Q and the 2022 Form 10-K.

Southside Bancshares, Inc. |65

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On March 1, 2022, our board of directors approved a Stock Repurchase Plan, authorizing the repurchase, from time to time, of up to 1.0 million shares of the Company’s outstanding common stock. On December 13, 2022, the board of directors increased its authorization under the Company’s Stock Repurchase Plan by an additional 1.0 million shares for a total authorization to repurchase up to 2.0 million shares. As of June 30, 2023, there were no authorized shares remaining to be purchased under the Stock Repurchase Plan.
On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may modify, suspend or discontinue the plan at any time. As of July 27, 2023, no shares have been purchased under this recent Stock Repurchase Plan.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
April 1, 2023 - April 30, 2023	278,137	$32.76	278,137	340,694
May 1, 2023 - May 31, 2023	303,214	28.28	303,214	37,480
June 1, 2023 - June 30, 2023	37,480	27.93	37,480	—
Total	618,831	$30.27	618,831

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.
Southside Bancshares, Inc. |66

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
Southside Bancshares, Inc. |67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	July 28, 2023	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 28, 2023	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |68