Form 10-Q
period 2023-09-30
SOUTHSIDE BANCSHARES INC
filed 2023-10-27
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 24, 2023 was 30,196,614 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2022 Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2022
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Quarter Form 10-Q	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
Southside Bancshares, Inc. |1

GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
PCD	Purchased financial assets with credit deterioration under CECL
PCI	Financial assets purchased credit impaired under ASC 310-30 prior to CECL
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Second Quarter Form 10-Q	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDR	Troubled debt restructurings prior to implementation of ASU 2022-02 “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022

ASSETS
Cash and due from banks	$105,601	$106,143
Interest earning deposits	106,094	9,276
Federal funds sold	114,128	83,833
Total cash and cash equivalents	325,823	199,252
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,472,520 and $1,387,874, respectively)	1,335,560	1,299,014
Securities HTM (estimated fair value of $1,052,430 and $1,149,156, respectively)	1,307,886	1,326,729
FHLB stock, at cost	12,778	9,190
Equity investments	9,454	11,181
Loans held for sale	1,382	667
Loans:
Loans	4,420,633	4,147,691
Less: Allowance for loan losses	(41,760)	(36,515)
Net loans	4,378,873	4,111,176
Premises and equipment, net	139,473	141,256
Operating lease ROU assets	14,948	15,314
Goodwill	201,116	201,116
Other intangible assets, net	3,295	4,622
Interest receivable	39,646	49,350
Deferred tax asset, net	41,221	34,695
BOLI	135,737	133,911
Other assets	25,276	21,163
Total assets	$7,972,468	$7,558,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,431,285	$1,671,562
Interest bearing	4,918,286	4,526,457
Total deposits	6,349,571	6,198,019
Other borrowings	395,209	221,153
FHLB borrowings	212,829	153,358
Subordinated notes, net of unamortized debt issuance costs	93,838	98,674
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,269	60,265
Unsettled trades to purchase securities	24,917	—
Operating lease liabilities	16,797	17,070
Other liabilities	90,443	64,100
Total liabilities	7,243,873	6,812,639

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,029,245 shares issued at September 30, 2023 and 38,000,822 shares issued at December 31, 2022)	47,537	47,501
Paid-in capital	788,190	784,545
Retained earnings	276,312	239,610
Treasury stock: (shares at cost, 7,691,151 at September 30, 2023 and 6,454,192 at December 31, 2022)	(228,467)	(188,203)
AOCI	(154,977)	(137,456)
Total shareholders’ equity	728,595	745,997
Total liabilities and shareholders’ equity	$7,972,468	$7,558,636
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$64,110	$45,257	$177,570	$118,489
Taxable investment securities	8,731	4,896	23,216	14,136
Tax-exempt investment securities	13,758	11,482	41,394	32,306
MBS	4,426	4,770	12,585	12,025
FHLB stock and equity investments	265	101	889	291
Other interest earning assets	1,788	374	5,148	606
Total interest income	93,078	66,880	260,802	177,853
Interest expense:
Deposits	30,951	7,887	72,536	15,388
FHLB borrowings	1,174	1,078	5,347	1,668
Subordinated notes	962	1,004	2,955	3,002
Trust preferred subordinated debentures	1,178	669	3,309	1,496
Other borrowings	5,540	727	16,113	800
Total interest expense	39,805	11,365	100,260	22,354
Net interest income	53,273	55,515	160,542	155,499
Provision for (reversal of) credit losses	6,987	1,494	6,873	1,155
Net interest income after provision for credit losses	46,286	54,021	153,669	154,344
Noninterest income:
Deposit services	6,479	6,241	19,192	19,365
Net gain (loss) on sale of securities AFS	11	(99)	(5,590)	(3,819)
Net gain on sale of equity securities	—	—	5,058	—
Gain on sale of loans	96	109	385	495
Trust fees	1,522	1,407	4,479	4,421
BOLI	790	720	3,221	2,131
Brokerage services	760	701	2,361	2,608
Other	1,178	1,190	4,227	4,890
Total noninterest income	10,836	10,269	33,333	30,091
Noninterest expense:
Salaries and employee benefits	21,241	21,368	64,473	61,666
Net occupancy	3,796	3,847	11,220	11,157
Advertising, travel & entertainment	1,062	789	2,966	2,242
ATM expense	358	317	1,033	954
Professional fees	1,472	1,412	4,036	3,486
Software and data processing	2,432	1,736	6,751	5,106
Communications	359	497	1,034	1,509
FDIC insurance	902	485	2,666	1,434
Amortization of intangibles	407	550	1,327	1,758
Other	3,524	2,463	9,889	7,453
Total noninterest expense	35,553	33,464	105,395	96,765
Income before income tax expense	21,569	30,826	81,607	87,670
Income tax expense	3,120	3,875	12,231	10,318
Net income	$18,449	$26,951	$69,376	$77,352

Earnings per common share – basic	$0.60	$0.84	$2.25	$2.40
Earnings per common share – diluted	$0.60	$0.84	$2.24	$2.39
Cash dividends paid per common share	$0.35	$0.34	$1.05	$1.02
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$18,449	$26,951	$69,376	$77,352
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(52,882)	(61,354)	(33,032)	(256,778)
Change in net unrealized loss on securities transferred from AFS to HTM	—	(6,367)	—	(97,871)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,008	1,396	5,989	2,949
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	(11)	99	5,590	3,819
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	7,377	15,226	16,277	42,819
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(6,408)	(1,572)	(17,570)	94
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	189	224	567	671
Other comprehensive income (loss), before tax	(49,727)	(52,348)	(22,179)	(304,297)
Income tax (expense) benefit related to items of other comprehensive income (loss)	10,443	10,993	4,658	63,902
Other comprehensive income (loss), net of tax	(39,284)	(41,355)	(17,521)	(240,395)
Comprehensive income (loss)	$(20,835)	$(14,404)	$51,855	$(163,043)

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,501	$784,545	$239,610	$(188,203)	$(137,456)	$745,997
Net income	—	—	26,034	—	—	26,034
Other comprehensive income (loss)	—	—	—	—	4,144	4,144
Issuance of common stock for dividend reinvestment plan (8,026 shares)	10	292	—	—	—	302
Purchase of common stock (457,394 shares)	—	—	—	(15,945)	—	(15,945)
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (23,919 shares)	—	368	(91)	295	—	572
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,988)	—	—	(10,988)
Balance at March 31, 2023	47,511	786,119	254,565	(203,853)	(133,312)	751,030
Net income	—	—	24,893	—	—	24,893
Other comprehensive income (loss)	—	—	—	—	17,619	17,619
Issuance of common stock for dividend reinvestment plan (10,390 shares)	13	286	—	—	—	299
Purchase of common stock (618,831 shares)	—	—	—	(18,725)	—	(18,725)
Stock compensation expense	—	924	—	—	—	924
Net issuance of common stock under employee stock plans (19,065 shares)	—	(302)	(95)	238	—	(159)
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,720)	—	—	(10,720)
Balance at June 30, 2023	47,524	787,027	268,643	(222,340)	(115,693)	765,161
Net income	—	—	18,449	—	—	18,449
Other comprehensive income (loss)	—	—	—	—	(39,284)	(39,284)
Issuance of common stock for dividend reinvestment plan (10,007 shares)	13	294	—	—	—	307
Purchase of common stock (212,388 shares)	—	—	—	(6,237)	—	(6,237)
Stock compensation expense	—	875	—	—	—	875
Net issuance of common stock under employee stock plans (8,670 shares)	—	(6)	(93)	110	—	11
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,687)	—	—	(10,687)
Balance at September 30, 2023	$47,537	$788,190	$276,312	$(228,467)	$(154,977)	$728,595
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
Net income	—	—	24,996	—	—	24,996
Other comprehensive income (loss)	—	—	—	—	(139,976)	(139,976)
Issuance of common stock for dividend reinvestment plan (7,671 shares)	10	312	—	—	—	322
Purchase of common stock (82,285 shares)	—	—	—	(3,358)	—	(3,358)
Stock compensation expense	—	819	—	—	—	819
Net issuance of common stock under employee stock plans (16,551 shares)	—	182	(67)	154	—	269
Cash dividends paid on common stock ($0.34 per share)	—	—	(11,003)	—	—	(11,003)
Balance at March 31, 2022	47,471	781,814	193,739	(158,512)	(80,271)	784,241
Net income	—	—	25,405	—	—	25,405
Other comprehensive income (loss)	—	—	—	—	(59,064)	(59,064)
Issuance of common stock for dividend reinvestment plan (7,717 shares)	10	303	—	—	—	313
Purchase of common stock (223,901 shares)	—	—	—	(8,842)	—	(8,842)
Stock compensation expense	—	847	—	—	—	847
Net issuance of common stock under employee stock plans (30,162 shares)	—	(453)	(67)	308	—	(212)
Cash dividends paid on common stock ($0.34 per share)	—	—	(10,906)	—	—	(10,906)
Balance at June 30, 2022	47,481	782,511	208,171	(167,046)	(139,335)	731,782
Net income	—	—	26,951	—	—	26,951
Other comprehensive income (loss)	—	—	—	—	(41,355)	(41,355)
Issuance of common stock for dividend reinvestment plan (7,372 shares)	9	269	—	—	—	278
Purchase of common stock (8,613 shares)	—	—	—	(309)	—	(309)
Stock compensation expense	—	760	—	—	—	760
Net issuance of common stock under employee stock plans (20,229 shares)	—	263	(61)	246	—	448
Cash dividends paid on common stock ($0.34 per share)	—	—	(10,919)	—	—	(10,919)
Balance at September 30, 2022	$47,490	$783,803	$224,142	$(167,109)	$(180,690)	$707,636

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$69,376	$77,352
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	7,972	8,332
Securities premium amortization (discount accretion), net	3,791	13,861
Loan (discount accretion) premium amortization, net	296	(267)
Provision for (reversal of) credit losses	6,873	1,155
Stock compensation expense	2,713	2,426
Deferred tax expense (benefit)	(1,868)	103
Net (gain) loss on sale of AFS securities	5,590	3,819
Net (gain) loss on sale of equity securities	(5,058)	—
Loss on impairment of investments	—	38
Net loss on premises and equipment	106	435
Gross proceeds from sales of loans held for sale	12,941	20,195
Gross originations of loans held for sale	(13,656)	(18,932)
Net (gain) loss on OREO	(53)	(12)
Gain on purchase of subordinated notes	(587)	—
Net change in:
Interest receivable	9,704	6,231
Other assets	(5,665)	76,432
Interest payable	10,545	925
Other liabilities	33,434	16,271
Net cash provided by (used in) operating activities	136,454	208,364

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(1,137,694)	(697,393)
Sales	747,434	460,765
Maturities, calls and principal repayments	324,964	98,046
Securities HTM:
Purchases	—	(1,632)
Maturities, calls and principal repayments	21,010	11,020
Proceeds from sales of equity securities	6,679	—
Proceeds from redemption of FHLB stock and equity investments	30,767	26,623
Purchases of FHLB stock and equity investments	(34,249)	(24,346)
Net loan paydowns (originations)	(274,843)	(418,546)
Purchases of premises and equipment	(5,071)	(8,370)
Proceeds from BOLI	951	—
Proceeds from sales of premises and equipment	430	1,365
Net proceeds from sales of OREO	146	34
Proceeds from sales of repossessed assets	168	47
Net cash provided by (used in) investing activities	(319,308)	(552,387)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2023	2022
FINANCING ACTIVITIES:
Net change in deposits	151,446	430,321
Net change in other borrowings	174,056	51,502
Proceeds from FHLB borrowings	1,659,000	2,501,000
Repayment of FHLB borrowings	(1,599,529)	(2,601,507)
Purchase of subordinated notes	(4,365)	—
Proceeds from stock option exercises	705	912
Cash paid to tax authority related to tax withholding on share-based awards	(281)	(407)
Purchase of common stock	(40,120)	(12,509)
Proceeds from the issuance of common stock for dividend reinvestment plan	908	913
Cash dividends paid	(32,395)	(32,828)
Net cash provided by (used in) financing activities	309,425	337,397

Net increase (decrease) in cash and cash equivalents	126,571	(6,626)
Cash and cash equivalents at beginning of period	199,252	201,753
Cash and cash equivalents at end of period	$325,823	$195,127

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$89,715	$21,428
Income taxes paid	$12,250	$8,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$127	$266
Transfer of AFS to HTM securities	$—	$1,166,550
Unsettled trades to purchase securities	$24,917	$—
Unsettled trades to repurchase common stock	$541	$—
Unsettled issuances of brokered CDs	$—	$28,481

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

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and Diluted Earnings:
Net income	$18,449	$26,951	$69,376	$77,352
Basic weighted-average shares outstanding	30,502	32,112	30,862	32,195
Add: Stock awards	41	109	54	146
Diluted weighted-average shares outstanding	30,543	32,221	30,916	32,341
Basic earnings per share:
Net income	$0.60	$0.84	$2.25	$2.40
Diluted earnings per share:
Net income	$0.60	$0.84	$2.24	$2.39
For the three and nine months ended September 30, 2023, there were approximately 611,000 and 571,000 anti-dilutive shares, respectively. For the three months ended September 30, 2022, there were 22,000 anti-dilutive shares. For the nine months ended September 30, 2022 there were no anti-dilutive shares.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(125,929)	$29,439	$(19,203)	$(115,693)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(52,882)	7,377	—	(45,505)
Reclassification adjustments included in net income	1,997	(6,408)	189	(4,222)
Income tax (expense) benefit	10,686	(203)	(40)	10,443
Net current-period other comprehensive income (loss), net of tax	(40,199)	766	149	(39,284)
Ending balance, net of tax	$(166,128)	$30,205	$(19,054)	$(154,977)

	Nine Months Ended September 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(33,032)	16,277	—	(16,755)
Reclassification adjustments included in net income	11,579	(17,570)	567	(5,424)
Income tax (expense) benefit	4,506	271	(119)	4,658
Net current-period other comprehensive income (loss), net of tax	(16,947)	(1,022)	448	(17,521)
Ending balance, net of tax	$(166,128)	$30,205	$(19,054)	$(154,977)

Southside Bancshares, Inc. |11

	Three Months Ended September 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(137,792)	$21,857	$(23,400)	$(139,335)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(67,721)	15,226	—	(52,495)
Reclassification adjustments included in net income	1,495	(1,572)	224	147
Income tax (expense) benefit	13,908	(2,868)	(47)	10,993
Net current-period other comprehensive income (loss), net of tax	(52,318)	10,786	177	(41,355)
Ending balance, net of tax	$(190,110)	$32,643	$(23,223)	$(180,690)

	Nine Months Ended September 30, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(354,649)	42,819	—	(311,830)
Reclassification adjustments included in net income	6,768	94	671	7,533
Income tax (expense) benefit	73,055	(9,013)	(140)	63,902
Net current-period other comprehensive income (loss), net of tax	(274,826)	33,900	531	(240,395)
Ending balance, net of tax	$(190,110)	$32,643	$(23,223)	$(180,690)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,008)	$(1,396)	$(5,989)	$(2,949)
Tax benefit	422	293	1,258	619
Net of tax	(1,586)	(1,103)	(4,731)	(2,330)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	11	(99)	(5,590)	(3,819)
Tax (expense) benefit	(2)	21	1,174	802
Net of tax	9	(78)	(4,416)	(3,017)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	6,408	1,572	17,570	(94)
Tax benefit	(1,346)	(330)	(3,690)	20
Net of tax	5,062	1,242	13,880	(74)

Amortization of pension plan:
Net actuarial loss (4)	(189)	(224)	(567)	(671)
Tax benefit	40	47	119	140
Net of tax	(149)	(177)	(448)	(531)
Total reclassifications for the period, net of tax	$3,336	$(116)	$4,285	$(5,952)
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of September 30, 2023 and December 31, 2022 are reflected in the tables below (in thousands):

	September 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$224,174	$35	$—	$224,209
State and political subdivisions	822,753	14	114,224	708,543
Corporate bonds and other	14,550	19	1,173	13,396
MBS: (1)
Residential	399,943	305	20,861	379,387
Commercial	11,100	—	1,075	10,025
Total	$1,472,520	$373	$137,333	$1,335,560

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,038,934	$—	$225,921	$813,013
Corporate bonds and other	146,540	313	15,280	131,573
MBS: (1)
Residential	91,954	1	11,305	80,650
Commercial	30,458	—	3,264	27,194
Total	$1,307,886	$314	$255,770	$1,052,430

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,039,453	$956	$75,557	$964,852
Corporate bonds and other	8,692	26	14	8,704
MBS: (1)
Residential	328,400	250	13,623	315,027
Commercial	11,329	50	948	10,431
Total	$1,387,874	$1,282	$90,142	$1,299,014

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,037,556	$3,969	$163,283	$878,242
Corporate bonds and other	152,552	575	7,993	145,134
MBS: (1)
Residential	93,796	21	8,343	85,474
Commercial	42,825	—	2,519	40,306
Total	$1,326,729	$4,565	$182,138	$1,149,156
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We did not transfer any securities from AFS to HTM during the nine months ended September 30, 2023. We transferred securities from AFS to HTM with an estimated fair value of $1.25 billion during the year ended December 31, 2022. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $115.6 million ($91.3 million, net of tax) at September 30, 2023 and $121.5 million ($96.0 million, net of tax) at December 31, 2022. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in
Southside Bancshares, Inc. |14

AOCI continue to be included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $2.48 billion and $1.82 billion were pledged as of September 30, 2023 and December 31, 2022, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of September 30, 2023 and December 31, 2022, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$115,067	$6,434	$591,566	$107,790	$706,633	$114,224
Corporate bonds and other	12,500	1,166	689	7	13,189	1,173
MBS:
Residential	157,854	2,226	191,521	18,635	349,375	20,861
Commercial	2,178	43	7,847	1,032	10,025	1,075
Total	$287,599	$9,869	$791,623	$127,464	$1,079,222	$137,333

HELD TO MATURITY
Investment securities:
State and political subdivisions	$186,212	$13,551	$626,801	$212,370	$813,013	$225,921
Corporate bonds and other	13,595	1,425	111,451	13,855	125,046	15,280
MBS:
Residential	523	2	80,024	11,303	80,547	11,305
Commercial	—	—	27,194	3,264	27,194	3,264
Total	$200,330	$14,978	$845,470	$240,792	$1,045,800	$255,770

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$859,270	$68,683	$26,620	$6,874	$885,890	$75,557
Corporate bonds and other	3,678	14	—	—	3,678	14
MBS:
Residential	306,294	13,623	—	—	306,294	13,623
Commercial	5,613	318	2,545	630	8,158	948
Total	$1,174,855	$82,638	$29,165	$7,504	$1,204,020	$90,142

HELD TO MATURITY
Investment securities:
State and political subdivisions	$426,382	$66,898	$323,385	$96,385	$749,767	$163,283
Corporate bonds and other	125,250	6,660	12,738	1,333	137,988	7,993
MBS:
Residential	80,801	7,799	3,932	544	84,733	8,343
Commercial	40,306	2,519	—	—	40,306	2,519
Total	$672,739	$83,876	$340,055	$98,262	$1,012,794	$182,138

Southside Bancshares, Inc. |15

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
As of September 30, 2023 and December 31, 2022, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At September 30, 2023, we had 585 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss, along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates and private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the three and nine months ended September 30, 2023 or 2022.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2023, accrued interest receivable on AFS and HTM debt securities totaled $10.8 million and $8.5 million, respectively. As of December 31, 2022, accrued interest receivable on AFS and HTM debt securities totaled $16.9 million and $13.6 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2023 or December 31, 2022.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
U.S. Treasury	$3,784	$44
State and political subdivisions	16,940	14,666
Corporate bonds and other	1,765	1,668
MBS	4,426	4,770
Total interest income on securities	$26,915	$21,148

	Nine Months Ended September 30,
	2023	2022
U.S. Treasury	$8,307	$271
State and political subdivisions	50,940	41,786
Corporate bonds and other	5,363	4,385
MBS	12,585	12,025
Total interest income on securities	$77,195	$58,467

There was a $5.6 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2023, which consisted of $7.0 million in realized losses and $1.4 million in realized gains.  There was a $3.8 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2022, which consisted of $4.4 million in realized losses and $584,000 in realized gains. There were no sales from the HTM portfolio
Southside Bancshares, Inc. |16

during the three and nine months ended September 30, 2023 or 2022.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2023, are presented below by contractual maturity (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$224,385	$224,420
Due after one year through five years	4,266	4,193
Due after five years through ten years	33,991	32,127
Due after ten years	798,835	685,408
	1,061,477	946,148
MBS:	411,043	389,412
Total	$1,472,520	$1,335,560

	September 30, 2023
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$15,962	$15,281
Due after one year through five years	4,861	4,684
Due after five years through ten years	140,605	125,451
Due after ten years	1,024,046	799,170
	1,185,474	944,586
MBS:	122,412	107,844
Total	$1,307,886	$1,052,430

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2023 and December 31, 2022, we had equity investments recorded in our consolidated balance sheets of $9.5 million and $11.2 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three months ended September 30, 2023, there was no gain or loss on the sale of equity securities. For the nine months ended September 30, 2023, there was a net gain on the sale of equity securities of $5.1 million.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity investments	$(163)	$(230)	$4,895	$(696)
Less: Net gains recognized during the period on equity investments sold during the period	—	—	5,058	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(163)	$(230)	$(163)	$(696)
Southside Bancshares, Inc. |17

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2023.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2023, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate loans:
Construction	$720,515	$559,681
1-4 family residential	689,492	663,519
Commercial	2,117,306	1,987,707
Commercial loans	385,816	412,064
Municipal loans	441,512	450,067
Loans to individuals	65,992	74,653
Total loans	4,420,633	4,147,691
Less: Allowance for loan losses	41,760	36,515
Net loans	$4,378,873	$4,111,176

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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2023 consisted of $1.75 billion of owner and non-owner occupied real estate, $339.4 million of loans secured by multi-family properties and $29.4 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |19

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
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$109,018	$225,290	$191,843	$33,111	$3,009	$6,753	$128,083	$697,107
Pass watch	—	—	—	—	—	—	9,544	9,544
Special mention	171	13,303	188	—	8	—	—	13,670
Substandard	—	73	—	—	—	80	—	153
Doubtful	—	—	41	—	—	—	—	41
Total construction real estate	$109,189	$238,666	$192,072	$33,111	$3,017	$6,833	$137,627	$720,515
Current period gross charge-offs	$—	$63	$—	$—	$—	$—	$—	$63

1-4 family residential real estate:
Pass	$36,549	$114,435	$143,340	$119,327	$64,791	$202,168	$1,858	$682,468
Pass watch	—	—	—	34	—	—	—	34
Special mention	—	—	—	1,090	—	1,348	—	2,438
Substandard	155	—	76	378	53	3,479	57	4,198
Doubtful	—	—	—	—	—	354	—	354
Total 1-4 family residential real estate	$36,704	$114,435	$143,416	$120,829	$64,844	$207,349	$1,915	$689,492
Current period gross charge-offs	$—	$—	$—	$—	$—	$71	$—	$71

Commercial real estate:
Pass	$338,060	$708,281	$501,231	$148,979	$92,448	$203,242	$15,583	$2,007,824
Pass watch	39,704	9,530	1,846	632	338	148	—	52,198
Special mention	2,015	871	—	—	7,761	25,347	—	35,994
Substandard	—	—	281	269	14,206	6,377	—	21,133
Doubtful	—	—	—	—	70	87	—	157
Total commercial real estate	$379,779	$718,682	$503,358	$149,880	$114,823	$235,201	$15,583	$2,117,306
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$54,023	$78,551	$58,150	$12,486	$5,107	$4,038	$170,437	$382,792
Pass watch	26	40	125	—	—	20	—	211
Special mention	—	176	—	20	—	177	780	1,153
Substandard	205	443	89	—	92	6	—	835
Doubtful	—	395	106	—	102	120	102	825
Total commercial loans	$54,254	$79,605	$58,470	$12,506	$5,301	$4,361	$171,319	$385,816
Current period gross charge-offs	$575	$439	$44	$26	$23	$6	$—	$1,113

Municipal loans:
Pass	$30,063	$62,250	$70,471	$50,793	$42,340	$185,595	$—	$441,512
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$30,063	$62,250	$70,471	$50,793	$42,340	$185,595	$—	$441,512
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$20,845	$17,948	$13,536	$7,550	$2,698	$1,169	$2,207	$65,953
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	14	—	—	14
Doubtful	—	—	5	—	—	11	9	25
Total loans to individuals	$20,845	$17,948	$13,541	$7,550	$2,712	$1,180	$2,216	$65,992
Current period gross charge-offs (1)	$1,218	$34	$39	$12	$3	$79	$—	$1,385

Total loans	$630,834	$1,231,586	$981,328	$374,669	$233,037	$640,519	$328,660	$4,420,633
Total current period gross charge-offs (1)	$1,793	$536	$83	$38	$26	$156	$—	$2,632
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2023 originations.
Southside Bancshares, Inc. |21

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$169,652	$184,501	$34,537	$7,091	$1,844	$6,434	$152,530	$556,589
Pass watch	299	—	—	—	—	—	—	299
Special mention	1,858	290	—	—	—	—	—	2,148
Substandard	—	—	—	10	42	194	—	246
Doubtful	—	44	—	355	—	—	—	399
Total construction real estate	$171,809	$184,835	$34,537	$7,456	$1,886	$6,628	$152,530	$559,681

1-4 family residential real estate:
Pass	$82,847	$144,424	$128,666	$70,142	$36,710	$194,490	$2,160	$659,439
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	79	—	1,397	—	—	1,476
Substandard	3	—	217	54	32	1,942	43	2,291
Doubtful	—	—	—	—	173	140	—	313
Total 1-4 family residential real estate	$82,850	$144,424	$128,962	$70,196	$38,312	$196,572	$2,203	$663,519

Commercial real estate:
Pass	$798,653	$546,938	$168,607	$136,440	$55,480	$233,509	$12,315	$1,951,942
Pass watch	—	9,219	—	—	—	—	—	9,219
Special mention	—	—	1,832	330	115	1,849	—	4,126
Substandard	—	—	281	14,603	260	6,992	—	22,136
Doubtful	—	—	—	76	—	208	—	284
Total commercial real estate	$798,653	$556,157	$170,720	$151,449	$55,855	$242,558	$12,315	$1,987,707

Commercial loans:
Pass	$113,678	$68,509	$17,852	$8,249	$4,820	$3,313	$178,951	$395,372
Pass watch	208	13	56	—	—	—	—	277
Special mention	—	5,109	31	—	288	—	9,986	15,414
Substandard	220	116	70	110	12	9	—	537
Doubtful	68	100	—	86	210	—	—	464
Total commercial loans	$114,174	$73,847	$18,009	$8,445	$5,330	$3,322	$188,937	$412,064

Municipal loans:
Pass	$65,258	$74,617	$57,147	$47,636	$24,576	$173,919	$—	$443,153
Pass watch	—	—	—	508	403	6,003	—	6,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$65,258	$74,617	$57,147	$48,144	$24,979	$179,922	$—	$450,067

Loans to individuals:
Pass	$29,579	$21,480	$12,651	$5,261	$1,665	$1,005	$2,935	$74,576
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	6	—	2	—	9
Doubtful	7	—	—	18	40	3	—	68
Total loans to individuals	$29,586	$21,481	$12,651	$5,285	$1,705	$1,010	$2,935	$74,653
Total loans	$1,262,330	$1,055,361	$422,026	$290,975	$128,067	$630,012	$358,920	$4,147,691
Watch List loans reported as 2023 originations as of September 30, 2023 and Watch List loans reported as 2022 originations as of December 31, 2022 were, for the majority, first originated in various years prior to 2023 and 2022, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$175	$—	$—	$175	$720,340	$720,515
1-4 family residential	748	685	1,963	3,396	686,096	689,492
Commercial	2,331	41	36	2,408	2,114,898	2,117,306
Commercial loans	494	162	525	1,181	384,635	385,816
Municipal loans	—	—	—	—	441,512	441,512
Loans to individuals	140	11	—	151	65,841	65,992
Total	$3,888	$899	$2,524	$7,311	$4,413,322	$4,420,633

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$43	$21	$—	$64	$559,617	$559,681
1-4 family residential	3,529	368	214	4,111	659,408	663,519
Commercial	105	153	415	673	1,987,034	1,987,707
Commercial loans	515	277	247	1,039	411,025	412,064
Municipal loans	—	—	—	—	450,067	450,067
Loans to individuals	203	3	40	246	74,407	74,653
Total	$4,395	$822	$916	$6,133	$4,141,558	$4,147,691

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Construction	$41	$405
1-4 family residential	2,365	848
Commercial	527	762
Commercial loans	1,358	757
Loans to individuals	25	74
Total nonaccrual loans (1)	4,316	2,846

Accruing loans past due more than 90 days	—	—
Restructured loans (2)	15	7,849
OREO	50	93
Repossessed assets	—	74
Total nonperforming assets	$4,381	$10,862

(1)    Includes $343,000 and $897,000 of restructured loans as of September 30, 2023 and December 31, 2022, respectively.
(2) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of September 30, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

We reversed $13,000 and $78,000 of interest income on nonaccrual loans during the three and nine months ended September 30, 2023, respectively, and $10,000 and $33,000 for the three and nine months ended September 30, 2022, respectively. We had $1.0 million and $1.6 million of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2023 and December 31, 2022, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2023 and December 31, 2022, we had $7.7 million and $8.1 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $63,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2023. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2022.
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
A loan is now considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the nine months ended September 30, 2023 were not significant.
Southside Bancshares, Inc. |24

The following tables set forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2023
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$15	$—	$65	$80	2	0.02%
Total	$15	$—	$65	$80	2

	Nine Months Ended September 30, 2023
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$293	$—	$65	$358	4	0.09%
Total	$293	$—	$65	$358	4

There were three restructured loans totaling $343,000 included in our nonaccrual loans in nonperforming assets as of September 30, 2023.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of September 30, 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At September 30, 2023, there were no commitments to lend additional funds to borrowers whose loans had been restructured.
Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,395	$2,660	$28,012	$2,017	$37	$182	$36,303
Loans charged-off	—	—	—	(744)	—	(518)	(1,262)
Recoveries of loans charged-off	—	62	—	65	—	251	378
Net loans (charged-off) recovered	—	62	—	(679)	—	(267)	(884)
Provision for (reversal of) loan losses	1,019	17	4,327	731	(17)	264	6,341
Balance at end of period	$4,414	$2,739	$32,339	$2,069	$20	$179	$41,760
Southside Bancshares, Inc. |25

	Nine Months Ended September 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off	(63)	(71)	—	(1,113)	—	(1,385)	(2,632)
Recoveries of loans charged-off	1	108	1	268	—	792	1,170
Net loans (charged-off) recovered	(62)	37	1	(845)	—	(593)	(1,462)
Provision for (reversal of) loan losses	1,312	529	3,637	679	(25)	575	6,707
Balance at end of period	$4,414	$2,739	$32,339	$2,069	$20	$179	$41,760

	Three Months Ended September 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,399	$2,024	$27,221	$2,558	$46	$201	$35,449
Loans charged-off	—	(66)	—	(192)	—	(428)	(686)
Recoveries of loans charged-off	—	4	—	139	—	306	449
Net loans (charged-off) recovered	—	(62)	—	(53)	—	(122)	(237)
Provision for (reversal of) loan losses	136	44	1,273	(272)	(2)	115	1,294
Balance at end of period	$3,535	$2,006	$28,494	$2,233	$44	$194	$36,506

	Nine Months Ended September 30, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	(66)	—	(369)	—	(1,285)	(1,720)
Recoveries of loans charged-off	1	96	81	469	—	858	1,505
Net loans (charged-off) recovered	1	30	81	100	—	(427)	(215)
Provision for (reversal of) loan losses	(253)	110	1,433	(264)	(3)	425	1,448
Balance at end of period	$3,535	$2,006	$28,494	$2,233	$44	$194	$36,506

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the accrued interest on our loan portfolio was $20.3 million and $18.8 million, respectively.

Southside Bancshares, Inc. |26

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2023	December 31, 2022
Other borrowings:
Balance at end of period	$395,209	$221,153
Average amount outstanding during the period (1)	451,966	77,845
Maximum amount outstanding during the period (2)	1,030,421	316,563
Weighted average interest rate during the period (3)	4.8%	2.4%
Interest rate at end of period (4)	4.4%	4.1%

FHLB borrowings:
Balance at end of period	$212,829	$153,358
Average amount outstanding during the period (1)	281,260	135,926
Maximum amount outstanding during the period (2)	533,242	423,645
Weighted average interest rate during the period (3)	2.5%	2.4%
Interest rate at end of period (5)	1.4%	0.7%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2023 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$388,888	$6,321	$—	$—	$—	$—	$395,209
FHLB borrowings	210,733	764	582	401	349	—	212,829
Total obligations	$599,621	$7,085	$582	$401	$349	$—	$608,038

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2023 or December 31, 2022.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $636.9 million. There were no borrowings from the FRDW at September 30, 2023, and $188.0 million at December 31, 2022. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At September 30, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $6,000. There were $291.3 million in borrowings from the BTFP at September 30, 2023. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2023, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $103.9 million at September 30, 2023 and $33.2 million at December 31, 2022, and had maturities of less than 2.0 years.  Repurchase
Southside Bancshares, Inc. |27

agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.74% to 4.80% and with remaining maturities of 20 days to 4.8 years at September 30, 2023.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At September 30, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.71 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$93,838	$98,674
Total Subordinated notes	93,838	98,674
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,577	20,573
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,269	60,265
Total Long-term debt	$154,107	$158,939

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.2 million at September 30, 2023 and $1.3 million at December 31, 2022.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $42,000 at September 30, 2023 and $46,000 at December 31, 2022.

Southside Bancshares, Inc. |28

As of September 30, 2023, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes (1)	November 6, 2020	$100,000	Fixed-to-Floating	3.875%	November 15, 2030
Southside Statutory Trust III (2)	September 4, 2003	$20,619	Floating	3 month SOFR + 3.20%	September 4, 2033
Southside Statutory Trust IV (2)	August 8, 2007	$23,196	Floating	3 month SOFR + 1.56%	October 30, 2037
Southside Statutory Trust V (2)	August 10, 2007	$12,887	Floating	3 month SOFR + 2.51%	September 15, 2037
Magnolia Trust Company I (2) (3)	May 20, 2005	$3,609	Floating	3 month SOFR + 2.06%	November 23, 2035
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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2023	2022	2023	2022	2023	2022
Interest cost	$942	$685	$31	$25	$208	$144
Expected return on assets	(1,143)	(1,461)	(47)	(58)	—	—
Net loss amortization	182	160	—	—	7	64
Net periodic benefit cost (income)	$(19)	$(616)	$(16)	$(33)	$215	$208

	Nine Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2023	2022	2023	2022	2023	2022
Interest cost	$2,828	$2,056	$94	$76	$623	$433
Expected return on assets	(3,430)	(4,384)	(140)	(174)	—	—
Net loss amortization	545	480	—	—	22	191
Net periodic benefit cost (income)	$(57)	$(1,848)	$(46)	$(98)	$645	$624
The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $567,000 and $671,000 for the nine months ended September 30, 2023 and 2022, respectively.
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
We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $760.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate.
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
During 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2023, hedged securities with a carrying amount of $609.1 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. During the second quarter of 2023, we terminated some of our fair value hedging relationships and sold the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value gain recognized in earnings and recorded in noninterest income.
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
At September 30, 2023 and December 31, 2022, net derivative assets included $109.5 million and $82.1 million, respectively, of cash collateral received from counterparties under master netting agreements.
The notional amounts of the derivative instruments represent the contractual cash flows pertaining to the underlying agreements. These amounts are not exchanged and are not reflected in the consolidated balance sheets. The fair value of the interest rate swaps are presented at net in other assets and other liabilities and in the net change in each of these financial
Southside Bancshares, Inc. |30

statement line items in the accompanying consolidated statements of cash flows when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$760,000	$39,409	$—	$575,000	$39,527	$—
Swaps-Fair Value Hedge-Financial institution counterparties	654,870	42,229	—	742,675	21,733	171
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	216,777	27,876	—	223,124	21,046	—
Swaps-Customer counterparties	216,777	—	27,876	223,124	—	21,046
Gross derivatives		109,514	27,876		82,306	21,217
Offsetting derivative assets/liabilities		—	—		(171)	(171)
Cash collateral received/posted		(109,514)	—		(82,135)	—
Net derivatives included in the consolidated balance sheets (2)		$—	$27,876		$—	$21,046
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. We had no credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers at September 30, 2023 or December 31, 2022. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR or overnight SOFR rates in effect at September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$760,000	2.4	5.42%	2.02%	$575,000	2.3	4.44%	1.13%
Swaps-Fair Value hedge
Financial institution counterparties	654,870	5.6	5.30%	3.19%	742,675	6.3	3.42%	3.21%
Swaps-Non-hedging
Financial institution counterparties	216,777	8.3	5.91%	2.66%	223,124	9.0	4.83%	2.69%
Customer counterparties	216,777	8.3	2.66%	5.91%	223,124	9.0	2.69%	4.83%
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
Southside Bancshares, Inc. |32

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2023 and December 31, 2022.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2023 and December 31, 2022, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |33

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2023	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$224,209	$224,209	$—	$—
State and political subdivisions	708,543	—	708,543	—
Corporate bonds and other	13,396	—	13,396	—
MBS: (1)
Residential	379,387	—	379,387	—
Commercial	10,025	—	10,025	—
Equity investments:
Equity investments	5,072	5,072	—	—
Derivative assets:
Interest rate swaps	109,514	—	109,514	—
Total asset recurring fair value measurements	$1,450,146	$229,281	$1,220,865	$—

Derivative liabilities:
Interest rate swaps	$27,876	$—	$27,876	$—
Total liability recurring fair value measurements	$27,876	$—	$27,876	$—

Nonrecurring fair value measurements
Foreclosed assets	$50	$—	$—	$50
Collateral-dependent loans (2)	7,137	—	—	7,137
Total asset nonrecurring fair value measurements	$7,187	$—	$—	$7,187
Southside Bancshares, Inc. |34

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2022	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$964,852	$—	$964,852	$—
Corporate bonds and other	8,704	—	8,704	—
MBS: (1)
Residential	315,027	—	315,027	—
Commercial	10,431	—	10,431	—
Equity investments:
Equity investments	5,235	5,235	—	—
Derivative assets:
Interest rate swaps	82,306	—	82,306	—
Total asset recurring fair value measurements	$1,386,555	$5,235	$1,381,320	$—

Derivative liabilities:
Interest rate swaps	$21,217	$—	$21,217	$—
Total liability recurring fair value measurements	$21,217	$—	$21,217	$—

Nonrecurring fair value measurements
Foreclosed assets	$167	$—	$—	$167
Collateral-dependent loans (2)	7,815	—	—	7,815
Total asset nonrecurring fair value measurements	$7,982	$—	$—	$7,982
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

Southside Bancshares, Inc. |36

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$325,823	$325,823	$325,823	$—	$—
Investment securities:
HTM, at carrying value	1,185,474	944,586	—	944,586	—
MBS:
HTM, at carrying value	122,412	107,844	—	107,844	—
FHLB stock, at cost	12,778	12,778	—	12,778	—
Equity investments	4,382	4,382	—	4,382	—
Loans, net of allowance for loan losses	4,378,873	3,962,889	—	—	3,962,889
Loans held for sale	1,382	1,382	—	1,382	—
Financial liabilities:
Deposits	$6,349,571	$6,315,058	$—	$6,315,058	$—
Other borrowings	395,209	393,551	—	393,551	—
FHLB borrowings	212,829	198,457	—	198,457	—
Subordinated notes, net of unamortized debt issuance costs	93,838	84,992	—	84,992	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,269	52,568	—	52,568	—

		Estimated Fair Value
December 31, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$199,252	$199,252	$199,252	$—	$—
Investment securities:
HTM, at carrying value	1,190,108	1,023,376	—	1,023,376	—
Mortgage-backed securities:
HTM, at carrying value	136,621	125,780	—	125,780	—
FHLB stock, at cost	9,190	9,190	—	9,190	—
Equity investments	5,946	5,946	—	5,946	—
Loans, net of allowance for loan losses	4,111,176	3,880,664	—	—	3,880,664
Loans held for sale	667	667	—	667	—
Financial liabilities:
Deposits	$6,198,019	$6,158,517	$—	$6,158,517	$—
Other borrowings	221,153	221,153	—	221,153	—
FHLB borrowings	153,358	140,976	—	140,976	—
Subordinated notes, net of unamortized debt issuance costs	98,674	91,357	—	91,357	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,594	—	60,594	—

Southside Bancshares, Inc. |37

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current income tax expense	$4,672	$4,415	$14,099	$10,215
Deferred income tax expense (benefit)	(1,552)	(540)	(1,868)	103
Income tax expense	$3,120	$3,875	$12,231	$10,318

The net deferred tax asset totaled $41.2 million at September 30, 2023 as compared to $34.7 million at December 31, 2022. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.  No valuation allowance was recorded at September 30, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2023 or December 31, 2022.
We recognized income tax expense of $3.1 million and $12.2 million for an ETR of 14.5% and 15.0% for the three and nine months ended September 30, 2023, respectively, compared to income tax expense of $3.9 million and $10.3 million, for an ETR of 12.6% and 11.8%, respectively, for the three and nine months ended September 30, 2022. The higher ETR for the three and nine months ended September 30, 2023 was primarily due to a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same period in 2022. The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2023 and 2022 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020 or Texas state tax examinations by tax authorities for years before 2019.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance at beginning of period	$3,207	$1,891	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	646	200	166	(293)
Balance at end of period	$3,853	$2,091	$3,853	$2,091

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2023	December 31, 2022

Commitments to extend credit	$1,160,638	$1,296,773
Standby letters of credit	16,651	26,844
Total	$1,177,289	$1,323,617

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
Leases. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three months ended September 30, 2023, and there were $603,000 operating lease ROU assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2023. During both the three and nine months ended September 30, 2022, there were $1.5 million operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business we buy and sell securities. At September 30, 2023, there were $24.9 million unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2022, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2023 or December 31, 2022.
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
Southside Bancshares, Inc. |39

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, our First Quarter and Second Quarter Reports on Form 10-Q and in our 2022 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A. of the 2022 Form 10-K, “Risk Factors” in Part II, Item 1A. of the First Quarter Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions to increase interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act and other regulatory responses to economic conditions;
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
Southside Bancshares, Inc. |41

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2022 Form 10-K. As of September 30, 2023, there have been no significant changes to our critical accounting estimates.

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

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income (GAAP)	$53,273	$55,515	$160,542	$155,499
Tax equivalent adjustments:
Loans	674	742	2,044	2,249
Tax-exempt investment securities	2,474	2,973	7,486	8,431
Net interest income (FTE) (1)	$56,421	$59,230	$170,072	$166,179

Average earning assets	$7,418,157	$6,999,525	$7,269,326	$6,742,985

Net interest margin	2.85%	3.15%	2.95%	3.08%
Net interest margin (FTE) (1)	3.02%	3.36%	3.13%	3.29%

Net interest spread	2.14%	2.87%	2.31%	2.90%
Net interest spread (FTE) (1)	2.31%	3.08%	2.48%	3.11%
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
Southside Bancshares, Inc. |43

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Worker shortages, supply chain disruptions, higher interest rates and inflationary conditions have had some impact on the level of economic growth in our market areas. Ongoing higher inflation and interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits increased $151.6 million, or 2.4%, to $6.35 billion at September 30, 2023 from $6.20 billion at December 31, 2022. At September 30, 2023, we had 181,094 total deposit accounts with an average balance of $31,000. Our estimated uninsured deposits was 36.2% as of September 30, 2023. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 19.4% as of September 30, 2023.
We continued to increase interest rates paid on deposits during the quarter in order to retain deposits. Our noninterest bearing deposits represent approximately 23% of total deposits. During the three months ended September 30, 2023, our cost of interest bearing deposits increased 188 basis points from 0.70% for the three months ended September 30, 2022 to 2.58%. Our cost of total deposits for the third quarter of 2023 increased 147 basis points from 0.51% for the three months ended September 30, 2022 to 1.98%.
Our cost of interest bearing deposits increased 169 basis points, from 0.47% for the nine months ended September 30, 2022, to 2.16% for the nine months ended September 30, 2023. Our cost of total deposits increased 128 basis points, from 0.34% for the nine months ended September 30, 2022, to 1.62% for the nine months ended September 30, 2023.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s Bank Term Funding Program to reduce our overall funding costs and to enhance our interest rate risk position. As of September 30, 2023, our BTFP borrowings of $291.3 million were at a cost of 4.46%.
The table below shows our total lines of credit, current borrowings as of September 30, 2023, total amounts available for future borrowings, and swapped value (in thousands):

	September 30, 2023
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$1,924,617	$212,829	$1,711,788	$210,000
Federal Reserve discount window	636,863	—	636,863	—
Correspondent bank lines of credit	62,500	—	62,500	—
Federal Reserve Bank Term Funding Program	291,273	291,267	6	—
Total liquidity lines	$2,915,253	$504,096	$2,411,157	$210,000

Southside Bancshares, Inc. |44

Operating Results
Net income decreased $8.5 million, or 31.5%, for the three months ended September 30, 2023, to $18.4 million compared to the same period in 2022. The decrease in net income was primarily a result of the $5.5 million increase in the provision for credit losses, the $2.2 million decrease in net interest income and the $2.1 million increase in noninterest expense, partially offset by the $755,000 decrease in income tax expense and the $567,000 increase in noninterest income. Earnings per diluted common share decreased $0.24, or 28.6%, to $0.60 for the three months ended September 30, 2023, compared to $0.84 for the three months ended September 30, 2022.
During the nine months ended September 30, 2023, our net income decreased $8.0 million, or 10.3%, to $69.4 million compared to $77.4 million for the same period in 2022. The decrease in net income was primarily a result of the $8.6 million increase in noninterest expense, the $5.7 million increase in the provision for credit losses and the $1.9 million increase in income tax expense, partially offset by the $5.0 million increase in net interest income and the $3.2 million increase in noninterest income. Earnings per diluted common share decreased $0.15, or 6.3%, to $2.24 for the nine months ended September 30, 2023, compared to $2.39 for the same period in 2022.
Financial Condition
Our total assets increased $413.8 million, or 5.5%, to $7.97 billion at September 30, 2023 from $7.56 billion at December 31, 2022. Our securities portfolio increased by $17.7 million, or 0.7%, to $2.64 billion, compared to $2.63 billion at December 31, 2022. The increase in the securities portfolio was due to purchases of three-month U.S. Treasury Bills and to a lesser extent, MBS, partially offset by a decrease in municipal bonds during the nine months ended September 30, 2023. Our FHLB stock increased $3.6 million, or 39.0%, to $12.8 million from $9.2 million at December 31, 2022, due to the increase in our FHLB borrowings during the nine months ended September 30, 2023, increasing the amount of FHLB stock we are required to hold.
Loans at September 30, 2023 were $4.42 billion, an increase of $272.9 million, or 6.6%, compared December 31, 2022, due to increases of $160.8 million in construction loans, $129.6 million in commercial real estate loans and $26.0 million in 1-4 family residential loans. The increases were partially offset by decreases of $26.2 million in commercial loans, $8.7 million in loans to individuals and $8.6 million in municipal loans. Loans held for sale increased $0.7 million, or 107.2%, to $1.4 million at September 30, 2023 from $667,000 at December 31, 2022.
Our nonperforming assets at September 30, 2023 decreased $6.5 million, or 59.7%, to $4.4 million and represented 0.05% of total assets, compared to $10.9 million, or 0.14% of total assets, at December 31, 2022.  Nonaccruing loans increased $1.5 million, or 51.7%, to $4.3 million, and the ratio of nonaccruing loans to total loans was 0.10% and 0.07% for September 30, 2023 and December 31, 2022, respectively. There was a $15,000 restructured loan at September 30, 2023, compared to $7.8 million at December 31, 2022. The decrease in restructured loans was due to the adoption of ASU 2022-22 on January 1, 2023, which allowed for the prospective exclusion of loan modifications that are performing, but would have previously required disclosure as troubled debt restructures in nonperforming assets. There were no repossessed assets at September 30, 2023 and $74,000 at December 31, 2022. There was $50,000 and $93,000 of OREO at September 30, 2023 and December 31, 2022, respectively.
Our deposits increased $151.6 million, or 2.4%, to $6.35 billion at September 30, 2023 from $6.20 billion at December 31, 2022, which consisted of an increase of $391.8 million in interest bearing deposits, partially offset by a decrease of $240.3 million in noninterest bearing deposits. The increase in interest bearing deposits included an increase in our brokered deposits of $130.4 million, or 19.8%, as the funding of our cash flow hedge swaps partially transitioned from FHLB advances to brokered deposits to obtain lower cost funding. Additionally, our public fund deposits increased $160.3 million, or 17.7%, to $1.07 billion at September 30, 2023 from $907.7 million at December 31, 2022.
Total FHLB borrowings increased $59.5 million, or 38.8%, to $212.8 million at September 30, 2023 from $153.4 million at December 31, 2022.
Our total shareholders’ equity at September 30, 2023 decreased 2.3%, or $17.4 million, to $728.6 million, or 9.1% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The decrease in shareholders’ equity was the result of the repurchase of $40.9 million of our common stock, cash dividends paid of $32.4 million and other comprehensive loss of $17.5 million, partially offset by net income of $69.4 million, stock compensation expense of $2.7 million, common stock issued under our dividend reinvestment plan of $908,000 and net issuance of common stock under employee stock plans of $424,000.
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
Due to disruptions in the banking industry during the first quarter of 2023, we increased the balance of securities pledged as collateral at the FRDW in preparation for potential liquidity needs and utilized the BTFP as a source of wholesale funding to reduce interest cost and interest rate risk. We ended the third quarter of 2023 with approximately $636.9 million in available liquidity between the FRDW and the BTFP in addition to the approximately $1.71 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At September 30, 2023, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 19.4%, or $1.23 billion.
During the nine months ended September 30, 2023, we entered into $350 million of additional cash flow hedge swaps, $100 million of which were terminated in the second quarter. We also replaced $60 million of brokered deposits with FHLB advances as the funding source for cash flow hedge swaps, bringing this funding source to $210 million. At September 30, 2023, brokered deposits funded $550 million of our $760 million remaining cash flow hedge swaps. As of September 30, 2023, a pre-tax unrealized gain of $39.4 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost funding sources for our cash flow swaps and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources. At September 30, 2023, the majority of the securities portfolio was funded by non-maturity deposits with wholesale funding accounting for approximately 47% of the funding source, of which approximately 59% is swapped at a fixed rate, providing protection from rising interest rates.
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
Our securities portfolio increased slightly from $2.63 billion at December 31, 2022 to $2.64 billion at September 30, 2023. The increase in the securities portfolio was due to securities purchased during the nine months ended September 30, 2023, which more than offset sales of securities and principal payments.
During the nine months ended September 30, 2023, the composition of the securities portfolio continued to change as U.S. Treasury Bills and MBS increased while the remaining categories in the portfolio decreased. The increase in MBS was attributable to purchases of U.S. Agency MBS, partially offset by MBS sales and principal payments. During the nine months ended September 30, 2023, we purchased $888.5 million in short-term U.S. Treasury Bills, $268.3 million in MBS and $5.8 million in investment grade subordinated corporate debt. Sales during the nine months ended September 30, 2023, included $372.7 million in U.S. Treasury Bills, $205.7 million in municipal securities and $174.7 million in MBS to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the three and nine months ended September 30, 2023, resulted in a net realized gain of $11,000 and a net realized loss of $5.6 million, respectively, which was partially offset by the sale of equity securities that resulted in a net gain of $5.1 million for the nine months ended September 30, 2023.
Southside Bancshares, Inc. |46

At September 30, 2023, securities as a percentage of assets totaled 33.2%, compared to 34.7% at December 31, 2022, due primarily to a $413.8 million, or 5.5%, increase in the total assets. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During the year ended 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2023, hedged securities with a carrying amount of $609.1 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 46% and 86% of the AFS securities portfolio and the AFS municipal portfolio, respectively. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. As of September 30, 2023, a pre-tax unrealized gain of $42.2 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and borrowings from the Federal Reserve through the FRDW and BTFP. Our FHLB borrowings increased 38.8%, or $59.5 million, to $212.8 million at September 30, 2023 from $153.4 million at December 31, 2022.
As of September 30, 2023, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 23.3%, from 18.1% at December 31, 2022, and 19.2% at September 30, 2022.
Our brokered deposits consist of CDs and non-maturity deposits. Our brokered CDs decreased $109.3 million, or 49.5%, from $220.9 million at December 31, 2022 to $111.5 million at September 30, 2023. At September 30, 2023, our brokered CDs had a weighted average cost of 525 basis points and remaining maturities of approximately 3 months or less. Our brokered non-maturity deposits increased to $678.1 million at September 30, 2023, of which $550.0 million are related to our cash flow hedges, from $438.4 million at December 31, 2022, with a weighted average cost of 301 basis points and 126 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of $1.41 billion, with an additional $100 million of flexibility for deposits maturing within 30 days. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $760.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to overnight SOFR. In connection with $760.0 million and $575.0 million of the agreements outstanding at September 30, 2023 and December 31, 2022, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR interest rate. The interest rate swap contracts had an average interest rate of 2.13% with a remaining average weighted maturity of 2.4 years at September 30, 2023. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$64,110	$45,257	$177,570	$118,489
Taxable investment securities	8,731	4,896	23,216	14,136
Tax-exempt investment securities	13,758	11,482	41,394	32,306
MBS	4,426	4,770	12,585	12,025
FHLB stock and equity investments	265	101	889	291
Other interest earning assets	1,788	374	5,148	606
Total interest income	93,078	66,880	260,802	177,853
Interest expense:
Deposits	30,951	7,887	72,536	15,388
FHLB borrowings	1,174	1,078	5,347	1,668
Subordinated notes	962	1,004	2,955	3,002
Trust preferred subordinated debentures	1,178	669	3,309	1,496
Repurchase agreements	1,048	54	2,423	82
Other borrowings	4,492	673	13,690	718
Total interest expense	39,805	11,365	100,260	22,354
Net interest income	$53,273	$55,515	$160,542	$155,499

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the nine months ended September 30, 2023, the Federal Reserve increased the target federal funds rate by 100 basis points to 550 basis points and has indicated it anticipates interest rates will remain higher for longer. The increase in the federal funds rate has increased our net interest income. However, as the federal funds rate increases further and the yield curve remains inverted, it may be less beneficial to our net interest income.
Net interest income for the three months ended September 30, 2023 decreased $2.2 million, or 4.0%, compared to the same period in 2022. The decrease in net interest income for the three months ended September 30, 2023 was due to the increase in interest expense on our interest bearing liabilities exceeding the increase in interest income on our interest earning assets. The increase in interest expense was due to higher interest rates and an increase in the average balance of our interest bearing liabilities, partially offset by the increase in interest income, a result of the increase in the average yield and the average balance of interest earning assets. Total interest income increased $26.2 million, or 39.2%, to $93.1 million for the three months ended September 30, 2023, compared to $66.9 million during the same period in 2022. Total interest expense increased $28.4 million, or 250.2%, to $39.8 million for the three months ended September 30, 2023, compared to $11.4 million for the same period in 2022. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.85% and 3.02%, respectively, for the three months ended September 30, 2023, compared to 3.15% and 3.36%, respectively, for the same period in 2022, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.14% and 2.31%, respectively, compared to 2.87% and 3.08%, respectively, for the same period in 2022.
Southside Bancshares, Inc. |48

Net interest income was $160.5 million for the nine months ended September 30, 2023, compared to $155.5 million for the same period in 2022, an increase of $5.0 million, or 3.2%. The increase in net interest income for the nine months ended September 30, 2023 was due to the increase in the average yield as well as the average balance of interest earning assets, partially offset by the increase in interest expense on our interest bearing liabilities due to the increase in interest rates and an increase in the average balance of our interest bearing liabilities. Total interest income increased $82.9 million, or 46.6%, to $260.8 million for the nine months ended September 30, 2023, compared to $177.9 million for the same period in 2022. Total interest expense increased $77.9 million, or 348.5%, to $100.3 million for the nine months ended September 30, 2023, compared to $22.4 million for the same period in 2022. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.95% and 3.13%, respectively, for the nine months ended September 30, 2023, compared to 3.08% and 3.29%, respectively, for the same period in 2022, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.31% and 2.48%, respectively, compared to 2.90% and 3.11%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended September 30, 2023 Compared to 2022
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$4,712	$14,054	$18,766
Loans held for sale	15	4	19
Taxable investment securities	2,578	1,257	3,835
Tax-exempt investment securities (1)	(2,177)	3,954	1,777
Mortgage-backed and related securities	(751)	407	(344)
FHLB stock, at cost, and equity investments	(7)	171	164
Interest earning deposits	174	256	430
Federal funds sold	444	540	984
Total earning assets	4,988	20,643	25,631
Interest expense on:
Savings accounts	(49)	1,026	977
CDs	1,349	6,642	7,991
Interest bearing demand accounts	46	14,050	14,096
FHLB borrowings	309	(213)	96
Subordinated notes, net of unamortized debt issuance costs	(49)	7	(42)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	509	509
Repurchase agreements	337	657	994
Other borrowings	2,591	1,228	3,819
Total interest bearing liabilities	4,534	23,906	28,440
Net change	$454	$(3,263)	$(2,809)
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was primarily attributable to an increase in the average yield on interest earning assets to 5.15% from 4.00% for the same period in 2022, as well as an increase in the average balance of interest earning assets of $418.6 million, or 6.0%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase in total interest expense for the three months ended September 30, 2023, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 2.84% from 0.92% for the same period in 2022, and an increase in the average balance of our interest bearing liabilities of $666.9 million, or 13.6%, for the three months ended September 30, 2023, compared to the same period in 2022.
Southside Bancshares, Inc. |49

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2023 and 2022. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,396,184	$64,758	5.84%	$4,012,547	$45,992	4.55%
Loans held for sale	1,537	26	6.71%	606	7	4.58%
Securities:
Taxable investment securities (2)	912,789	8,731	3.79%	626,136	4,896	3.10%
Tax-exempt investment securities (2)	1,510,044	16,232	4.26%	1,750,952	14,455	3.28%
Mortgage-backed and related securities (2)	442,908	4,426	3.96%	520,501	4,770	3.64%
Total securities	2,865,741	29,389	4.07%	2,897,589	24,121	3.30%
FHLB stock, at cost, and equity investments	22,363	265	4.70%	24,013	101	1.67%
Interest earning deposits	37,891	535	5.60%	18,664	105	2.23%
Federal funds sold	94,441	1,253	5.26%	46,106	269	2.31%
Total earning assets	7,418,157	96,226	5.15%	6,999,525	70,595	4.00%
Cash and due from banks	106,348			102,840
Accrued interest and other assets	400,850			433,532
Less: Allowance for loan losses	(36,493)			(35,706)
Total assets	$7,888,862			$7,500,191
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$622,246	1,458	0.93%	$685,947	481	0.28%
CDs	949,894	9,443	3.94%	588,212	1,452	0.98%
Interest bearing demand accounts	3,189,048	20,050	2.49%	3,164,961	5,954	0.75%
Total interest bearing deposits	4,761,188	30,951	2.58%	4,439,120	7,887	0.70%
FHLB borrowings	230,184	1,174	2.02%	173,838	1,078	2.46%
Subordinated notes, net of unamortized debt issuance costs	93,817	962	4.07%	98,621	1,004	4.04%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,268	1,178	7.75%	60,263	669	4.40%
Repurchase agreements	104,070	1,048	4.00%	30,530	54	0.70%
Other borrowings	317,913	4,492	5.61%	98,174	673	2.72%
Total interest bearing liabilities	5,567,440	39,805	2.84%	4,900,546	11,365	0.92%
Noninterest bearing deposits	1,441,738			1,746,245
Accrued expenses and other liabilities	109,490			101,881
Total liabilities	7,118,668			6,748,672
Shareholders’ equity	770,194			751,519
Total liabilities and shareholders’ equity	$7,888,862			$7,500,191
Net interest income (FTE)		$56,421			$59,230
Net interest margin (FTE)			3.02%			3.36%
Net interest spread (FTE)			2.31%			3.08%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2023 and 2022, loans totaling $4.3 million and $3.0 million, respectively were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2023 Compared to 2022
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$13,019	$45,821	$58,840
Loans held for sale	19	17	36
Taxable investment securities	5,469	3,611	9,080
Tax-exempt investment securities (1)	(1,758)	9,901	8,143
Mortgage-backed and related securities	(1,766)	2,326	560
Federal Home Loan Bank stock, at cost, and equity investments	71	527	598
Interest earning deposits	94	1,962	2,056
Federal funds sold	962	1,524	2,486
Total earning assets	16,110	65,689	81,799
Interest expense on:
Savings accounts	(40)	3,161	3,121
CDs	1,994	16,597	18,591
Interest bearing demand accounts	(546)	35,982	35,436
FHLB borrowings	2,953	726	3,679
Subordinated notes, net of unamortized debt issuance costs	(56)	9	(47)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	1,813	1,813
Repurchase agreements	512	1,829	2,341
Other borrowings	11,865	1,107	12,972
Total interest bearing liabilities	16,682	61,224	77,906
Net change	$(572)	$4,465	$3,893
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to the increase in the average yield on earning assets to 4.97% from 3.74% for the same period in 2022 as well as an increase in average earning assets of $526.3 million, or 7.8%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in total interest expense for the nine months ended September 30, 2023 was primarily attributable to the increase in interest rates on our interest bearing liabilities to 2.49% from 0.63% for the same period in 2022 and an increase in the average balance of our interest bearing liabilities of $674.9 million, or 14.3%, when compared to the same period in 2022.

Southside Bancshares, Inc. |51

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2023 and 2022. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,241,676	$179,545	5.66%	$3,855,844	$120,705	4.19%
Loans held for sale	1,620	69	5.69%	1,102	33	4.00%
Securities:
Taxable investment securities (2)	843,846	23,216	3.68%	629,413	14,136	3.00%
Tax-exempt investment securities (2)	1,587,656	48,880	4.12%	1,656,691	40,737	3.29%
Mortgage-backed and related securities (2)	433,335	12,585	3.88%	501,330	12,025	3.21%
Total securities	2,864,837	84,681	3.95%	2,787,434	66,898	3.21%
FHLB stock, at cost, and equity investments	25,071	889	4.74%	20,796	291	1.87%
Interest earning deposits	60,623	2,310	5.09%	46,972	254	0.72%
Federal funds sold	75,499	2,838	5.03%	30,837	352	1.53%
Total earning assets	7,269,326	270,332	4.97%	6,742,985	188,533	3.74%
Cash and due from banks	105,885			103,390
Accrued interest and other assets	406,160			492,173
Less: Allowance for loan losses	(36,564)			(35,746)
Total assets	$7,744,807			$7,302,802
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$645,415	4,201	0.87%	$669,632	1,080	0.22%
CDs	845,851	21,215	3.35%	556,728	2,624	0.63%
Interest bearing demand accounts	3,005,449	47,120	2.10%	3,146,350	11,684	0.50%
Total interest bearing deposits	4,496,715	72,536	2.16%	4,372,710	15,388	0.47%
FHLB borrowings	281,260	5,347	2.54%	117,724	1,668	1.89%
Subordinated notes, net of unamortized debt issuance costs	96,753	2,955	4.08%	98,587	3,002	4.07%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,266	3,309	7.34%	60,262	1,496	3.32%
Repurchase agreements	89,282	2,423	3.63%	27,393	82	0.40%
Other borrowings	362,684	13,690	5.05%	35,421	718	2.71%
Total interest bearing liabilities	5,386,960	100,260	2.49%	4,712,097	22,354	0.63%
Noninterest bearing deposits	1,506,431			1,697,779
Accrued expenses and other liabilities	91,784			92,161
Total liabilities	6,985,175			6,502,037
Shareholders’ equity	759,632			800,765
Total liabilities and shareholders’ equity	$7,744,807			$7,302,802
Net interest income (FTE)		$170,072			$166,179
Net interest margin (FTE)			3.13%			3.29%
Net interest spread (FTE)			2.48%			3.11%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2023 and 2022, loans totaling $4.3 million and $3.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |52

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2023
			Change From
	2023	2022	2022
Deposit services	$6,479	$6,241	$238	3.8%
Net gain (loss) on sale of securities AFS	11	(99)	110	111.1%
Net gain on sale of equity securities	—	—	—	—
Gain on sale of loans	96	109	(13)	(11.9)%
Trust fees	1,522	1,407	115	8.2%
BOLI	790	720	70	9.7%
Brokerage services	760	701	59	8.4%
Other noninterest income	1,178	1,190	(12)	(1.0)%
Total noninterest income	$10,836	$10,269	$567	5.5%

	Nine Months Ended September 30,		2023
			Change From
	2023	2022	2022
Deposit services	$19,192	$19,365	$(173)	(0.9)%
Net gain (loss) on sale of securities AFS	(5,590)	(3,819)	(1,771)	(46.4)%
Net gain on sale of equity securities	5,058	—	5,058	100.0%
Gain on sale of loans	385	495	(110)	(22.2)%
Trust fees	4,479	4,421	58	1.3%
BOLI	3,221	2,131	1,090	51.1%
Brokerage services	2,361	2,608	(247)	(9.5)%
Other noninterest income	4,227	4,890	(663)	(13.6)%
Total noninterest income	$33,333	$30,091	$3,242	10.8%
The 5.5% increase in noninterest income for the three months ended September 30, 2023, when compared to the same period in 2022, was due to increases in deposit services income and trust fees and a net gain on sale of securities AFS. The 10.8% increase in noninterest income for the nine months ended September 30, 2023, when compared to the same period in 2022, was due to a net gain on sale of equity securities and an increase in BOLI income, partially offset by an increase in net loss on sale of securities AFS and a decrease in other noninterest income.
During the three and nine months ended September 30, 2023, we sold MBS and municipal securities that resulted in a net gain on sale of AFS securities of $11,000 and a net loss on sale of AFS securities of $5.6 million, respectively.
During the nine months ended September 30, 2023, we sold equity securities that resulted in a net gain of $5.1 million.
Gain on sale of loans decreased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, due to a decrease in the volume of loans sold and a decrease in margins on loan sales as interest rates continued to increase in 2023.
Trust fees increased for the three months ended September 30, 2023, when compared to the same period in 2022, due to an increase in accounts under management during the quarter.
The increase in BOLI income for the nine months ended September 30, 2023, when compared to the same period in 2022, was primarily due to a death benefit of $951,000 realized in the first quarter of 2023 for a former covered officer.
Other noninterest income decreased for the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to decreases in investment income and mortgage servicing fee income, partially offset by a gain recognized on the repurchase of $5.0 million of our subordinated notes and an increase in equity investment income.
Southside Bancshares, Inc. |53

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2023
			Change From
	2023	2022	2022
Salaries and employee benefits	$21,241	$21,368	$(127)	(0.6)%
Net occupancy	3,796	3,847	(51)	(1.3)%
Advertising, travel & entertainment	1,062	789	273	34.6%
ATM expense	358	317	41	12.9%
Professional fees	1,472	1,412	60	4.2%
Software and data processing	2,432	1,736	696	40.1%
Communications	359	497	(138)	(27.8)%
FDIC insurance	902	485	417	86.0%
Amortization of intangibles	407	550	(143)	(26.0)%
Other noninterest expense	3,524	2,463	1,061	43.1%
Total noninterest expense	$35,553	$33,464	$2,089	6.2%

	Nine Months Ended September 30,		2023
			Change From
	2023	2022	2022
Salaries and employee benefits	$64,473	$61,666	$2,807	4.6%
Net occupancy	11,220	11,157	63	0.6%
Advertising, travel & entertainment	2,966	2,242	724	32.3%
ATM expense	1,033	954	79	8.3%
Professional fees	4,036	3,486	550	15.8%
Software and data processing	6,751	5,106	1,645	32.2%
Communications	1,034	1,509	(475)	(31.5)%
FDIC insurance	2,666	1,434	1,232	85.9%
Amortization of intangibles	1,327	1,758	(431)	(24.5)%
Other noninterest expense	9,889	7,453	2,436	32.7%
Total noninterest expense	$105,395	$96,765	$8,630	8.9%
The increase in noninterest expense for the three months ended September 30, 2023, when compared to the same period in 2022, was due to increases in other noninterest expense, software and data processing expense, FDIC insurance and advertising, travel and entertainment. The increase in noninterest expense for the nine months ended September 30, 2023, when compared to the same period in 2022, was due to increases in salaries and employee benefits, other noninterest expense, software and data processing expense, FDIC insurance, advertising, travel and entertainment, and professional fees.
Salaries and employee benefits increased for the nine months ended September 30, 2023, when compared to the same period in 2022, due to an increase in direct salary expense, partially offset by a decrease in retirement expense.
For the nine months ended September 30, 2023, direct salary expense increased $3.3 million, or 6.1%, when compared to the same period in 2022, primarily due to normal salary increases effective in the first quarter of 2023.
Retirement expense, included in salaries and employee benefits, decreased $448,000, or 17.9%, for the nine months ended September 30, 2023, when compared to the same period in 2022. This decrease was primarily due to decreases in our split dollar expense and deferred compensation expense.
Advertising, travel and entertainment expense increased for the three months ended September 30, 2023, when compared to the same period in 2022, primarily due to increases in media and other advertising expense, travel related expenses and conference registration fees, and increased for the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to increases in travel related expenses, media and other advertising expense, conference registrations fees and donations.
Southside Bancshares, Inc. |54

ATM expense increased for the three months ended September 30, 2023, when compared to the same period in 2022, due primarily to an increase in ATM maintenance expense.
Professional fees increased for the nine months ended September 30, 2023, when compared to the same period in 2022, due to an increase in legal and consulting fees.
Software and data processing expense increased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, driven by a decrease in phone and internet costs due to a change in vendors.
FDIC insurance increased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, due to an increase in the rate assessed by the FDIC and an increase in our assessment base resulting from an increase in our total assets.
Amortization of intangibles decreased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
The primary increase in other noninterest expense for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, was in non-service cost retirement expense related to the Retirement Plan. Several additional expenses increased during the three and nine months ended September 30, 2023, including advantage check card losses, other losses and computer supplies expense.

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2023 was $21.6 million and $81.6 million, respectively, a decrease of 30.0% and 6.9%, compared to $30.8 million and $87.7 million for the same periods in 2022. We recorded income tax expense of $3.1 million and $12.2 million, for the three and nine months ended September 30, 2023, respectively, compared to income tax expense of $3.9 million and $10.3 million for the same periods in 2022. The ETR as a percentage of pre-tax income was 14.5% and 15.0% for the three and nine months ended September 30, 2023, compared to an ETR as a percentage of pre-tax income of 12.6% and 11.8% for the same periods in 2022. The increase in the income tax expense for the nine months ended September 30, 2023 was primarily a result of a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2022.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $41.2 million at September 30, 2023 as compared to $34.7 million at December 31, 2022. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |55

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2022 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2022.  There were no substantial changes in these concentrations during the nine months ended September 30, 2023.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2022	September 30, 2022
	September 30, 2023	December 31, 2022	September 30, 2022	Change (%)	Change (%)
Real estate loans:
Construction	$720,515	$559,681	$554,345	28.7%	30.0%
1-4 family residential	689,492	663,519	646,692	3.9%	6.6%
Commercial	2,117,306	1,987,707	1,901,921	6.5%	11.3%
Commercial loans	385,816	412,064	433,538	(6.4)%	(11.0)%
Municipal loans	441,512	450,067	449,219	(1.9)%	(1.7)%
Loans to individuals	65,992	74,653	77,780	(11.6)%	(15.2)%
Total loans	$4,420,633	$4,147,691	$4,063,495	6.6%	8.8%
Our total loan portfolio increased $272.9 million, or 6.6%, and $357.1 million, or 8.8%, at September 30, 2023 compared to December 31, 2022 and September 30, 2022, respectively, with increases in all the real estate loan categories, partially offset by decreases in commercial loans, municipal loans and loans to individuals.
At September 30, 2023, our real estate loans represented 79.8% of our loan portfolio and were comprised of commercial real estate loans of 60.0%, 1-4 family residential loans of 19.6% and construction loans of 20.4%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
PCD Loans
We have purchased certain loans that as of the date of purchase have experienced more-than-insignificant deterioration in credit quality since origination. Management evaluates these loans against a probability threshold to determine if substantially all of the contractually required payments will be received. PCD loans are recorded at the purchase price plus an allowance for credit losses which becomes the PCD loan’s initial amortized cost. The non-credit related discount or premium, the difference between the initial amortized cost and the par value, will be amortized into interest income over the life of the loan. Any further changes to the allowance for credit losses are recorded through provision expense. In accordance with the adoption of ASU 2016-13, management did not reassess whether PCI assets met the criteria of PCD assets and elected to not maintain pools of loans as of the date of adoption. All PCD loans are evaluated based upon product type within the underlying segment.
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
Southside Bancshares, Inc. |56

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
The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2022	September 30, 2022
	September 30, 2023	December 31, 2022	September 30, 2022	Change (%)	Change (%)
Nonaccrual loans	$4,316	$2,846	$3,039	51.7%	42.0%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans (1)	15	7,849	8,481	(99.8)%	(99.8)%
OREO	50	93	162	(46.2)%	(69.1)%
Repossessed assets	—	74	35	(100.0)%	(100.0)%
Total nonperforming assets	$4,381	$10,862	$11,717	(59.7)%	(62.6)%

Total loans	$4,420,633	$4,147,691	$4,063,495
Allowance for loan losses at end of period	41,760	36,515	36,506

Ratio of nonaccruing loans to:
Total loans	0.10%	0.07%	0.07%
Ratio of nonperforming assets to:
Total assets	0.05%	0.14%	0.16%
Total loans	0.10%	0.26%	0.29%
Total loans and OREO	0.10%	0.26%	0.29%
Ratio of allowance for loan losses to:
Nonaccruing loans	967.56%	1,283.03%	1,201.25%
Nonperforming assets	953.21%	336.17%	311.56%
Total loans	0.94%	0.88%	0.90%
Net charge-offs to average loans outstanding	0.05%	0.02%	0.01%
(1) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of September 30, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

We actively market all OREO properties and do not hold them for investment purposes.

Allowance for Credit Losses – Loans
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
Southside Bancshares, Inc. |57

peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic uncertainty related to prolonged inflation, higher interest rates and recessionary concerns, as based on known and knowable information as of September 30, 2023.
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
As of September 30, 2023, our review of the loan portfolio indicated that an allowance for loan losses of $41.8 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, rising interest rates and heightened inflation, may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2023, the allowance for loan losses increased $5.3 million, or 14.4%, to $41.8 million, or 0.94% of total loans, when compared to $36.5 million, or 0.88% of total loans at December 31, 2022.
For the three and nine months ended September 30, 2023, loan charge-offs were $1.3 million and $2.6 million, respectively, and recoveries were $378,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2022, loan charge-offs were $686,000 and $1.7 million, respectively, and recoveries were $449,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2023, we recorded a provision for credit losses for loans of $6.3 million and $6.7 million, respectively. For the three and nine months ended September 30, 2022, we recorded a provision for credit losses for loans of $1.3 million and $1.4 million, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance at beginning of period	$3,207	$1,891	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	646	200	166	(293)
Balance at end of period	$3,853	$2,091	$3,853	$2,091
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

Southside Bancshares, Inc. |58

Capital Resources and Liquidity
Our total shareholders’ equity at September 30, 2023 decreased 2.3%, or $17.4 million, to $728.6 million, or 9.1% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The decrease in shareholders’ equity was the result of the repurchase of $40.9 million of our common stock, cash dividends paid of $32.4 million and other comprehensive loss of $17.5 million, partially offset by net income of $69.4 million, stock compensation expense of $2.7 million, common stock issued under our dividend reinvestment plan of $908,000 and net issuance of common stock under employee stock plans of $424,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2023 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2023.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $93.8 million of qualified subordinated debt as of September 30, 2023. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $4.1 million has been added back to CET1 as of September 30, 2023, representing 50% of the $8.2 million transitional amount at December 31, 2022.
Management believes that, as of September 30, 2023, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the board of directors.
Southside Bancshares, Inc. |59

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$686,806	12.27%	$251,949	4.50%	N/A	N/A
Bank Only	$825,559	14.75%	$251,932	4.50%	$363,901	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$745,264	13.31%	$335,932	6.00%	N/A	N/A
Bank Only	$825,559	14.75%	$335,909	6.00%	$447,879	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$879,571	15.71%	$447,909	8.00%	N/A	N/A
Bank Only	$866,028	15.47%	$447,879	8.00%	$559,848	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$745,264	9.61%	$310,319	4.00%	N/A	N/A
Bank Only	$825,559	10.64%	$310,227	4.00%	$387,784	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2023, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2022 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |60

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2023	2022
Return on average assets	0.93%	1.43%
Return on average shareholders’ equity	9.50%	14.23%
Dividend payout ratio – Basic	58.33%	40.48%
Dividend payout ratio – Diluted	58.33%	40.48%
Average shareholders’ equity to average total assets	9.76%	10.02%
	Nine Months Ended September 30,
	2023	2022
Return on average assets	1.20%	1.42%
Return on average shareholders’ equity	12.21%	12.92%
Dividend payout ratio – Basic	46.67%	42.50%
Dividend payout ratio – Diluted	46.88%	42.68%
Average shareholders’ equity to average total assets	9.81%	10.97%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2023, these investments were 6.3% of total assets, as compared with 2.4% for December 31, 2022 and 2.6% for September 30, 2022. The increase to 6.3% at September 30, 2023 as compared to December 31, 2022 and September 30, 2022, is reflective of increases in the short-term investment portfolio and interest earning deposits, partially offset by the increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at September 30, 2023 or December 31, 2022.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $636.9 million. There were no borrowings from the FRDW at September 30, 2023, and $188.0 million at December 31, 2022. To provide more stability and to assure that banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At September 30, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $6,000. There were $291.3 million in borrowings from the BTFP at September 30, 2023. At September 30, 2023, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.71 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2023, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Southside Bancshares, Inc. |61

Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
Subsequent to September 30, 2023, and through October 24, 2023, we purchased 141,480 shares of common stock at an average price of $28.56 pursuant to the Stock Repurchase Plan.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate additional rate increases during the remainder of 2023.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	September 30,
Rate projections:	2023	2022
Increase:
100 basis points	3.14%	4.26%
200 basis points	6.53%	7.19%

Decrease:
50 basis points	(2.22)%	(2.13)%
100 basis points	(4.71)%	(4.54)%
200 basis points	(9.60)%	(10.28)%
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
Southside Bancshares, Inc. |62

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the First Quarter Form 10-Q and the 2022 Form 10-K.

Southside Bancshares, Inc. |63

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
July 1, 2023 - July 31, 2023	—	$—	—	1,000,000
August 1, 2023 - August 31, 2023	20,000	30.38	20,000	980,000
September 1, 2023 - September 30, 2023	192,388	29.29	192,388	787,612
Total	212,388	$29.39	212,388

Subsequent to September 30, 2023, and through October 24, 2023, we purchased 141,480 shares of common stock at an average price of $28.56 pursuant to the Stock Repurchase Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.
Southside Bancshares, Inc. |64

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
Southside Bancshares, Inc. |65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	October 27, 2023	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 27, 2023	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |66