Form 10-K
period 2023-12-31
SOUTHSIDE BANCSHARES INC
filed 2024-02-27
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $751.3 million (based upon the closing price of $26.16 per share as reported by the NASDAQ Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter).
As of February 23, 2024, there were 30,255,576 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy statement to be filed for the Annual Meeting of Shareholders to be held May 15, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

SOUTHSIDE BANCSHARES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2023

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Omni	OmniAmerican Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, OmniAmerican Bank, acquired by Southside on December 17, 2014
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2017 Incentive Plan	Southside Bancshares, Inc. 2017 Incentive Plan
2022 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K filed with the SEC on February 24, 2023
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board	Board of directors
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio framework
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
COVID-19	Novel strain of coronavirus
CRA	Community Reinvestment Act
DEI	Diversity, equity and inclusion
DIF	FDIC’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DRIP	Dividend Reinvestment Plan
DRR	Designated reserve ratio established by the Dodd-Frank Act
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
Fannie Mae	Federal National Mortgage Association
FFIEC	Federal Financial Institutions Examination Council
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintech	Financial technology
FRA	Federal Reserve Act
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
IBA	ICE Benchmark Administration, the administrator of LIBOR
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
NPI	Nonpublic personal information
NQSO	Nonqualified stock options
OFAC	The U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-based restrictive stock units
REIT	Real estate investment trust
Repurchase agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROATCE	Return on Average Tangible Common Equity
ROU	Right-of-use
RSU	Restricted stock units
SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDB	Texas Department of Banking
TDR	Troubled debt restructurings prior to implementation of ASU 2022-02 “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”
TILA	Truth in Lending Act
U.S.	United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VIE	Variable interest entity

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
At December 31, 2023, our total assets were $8.28 billion, total loans were $4.52 billion, total deposits were $6.55 billion and total equity was $773.3 million.  For the years ended December 31, 2023 and 2022, our net income was $86.7 million and $105.0 million, respectively. For the years ended December 31, 2023 and 2022, diluted earnings per common share was $2.82 and $3.26, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations.  Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit sharing plans. At December 31, 2023, our wealth management and trust assets under management were approximately $1.48 billion.
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
Our primary executive offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701 and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the SEC may be obtained free of charge on either our website, https://investors.southside.com/ under the topic Financials, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has an estimated population of 240,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
We consider our primary market areas to be East Texas, Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas.  Our expectation is that our presence in all of the market areas we serve should grow in the future.  In addition, we continue to explore new markets in which we believe we can successfully expand.
The principal economic activities in our market areas include medical services, retail, education, financial services, technology, distribution, manufacturing, government and to a lesser extent, oil and gas industries.  These economic activities support a growing regional system of medical service, retail and education centers.  Tyler, Dallas-Fort Worth, Austin and Houston are home to several nationally recognized health care systems that represent all major specialties.
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
RECENT DEVELOPMENTS
During the year ended December 31, 2023, we closed one traditional branch location in Lufkin, due to close proximity to another Southside branch and a shift in customer preferences and their transition from in-branch banking to digital banking.
During the year ended December 31, 2023, we entered into a lease for a loan production office in Preston Center in Dallas which opened during January 2024.
In January 2024, we announced our plan to close a traditional branch location in Jasper on May 3, 2024, due to close proximity to another Southside branch and a shift in customer preferences and their transition from in-branch banking to digital banking.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control. During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. The economic conditions and growth prospects for our markets, even against the headwinds of inflation and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Ongoing elevated inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. However, currently the Texas markets we serve continue to remain healthy due to both job and population growth.
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

HUMAN CAPITAL RESOURCES
At December 31, 2023, we employed approximately 815 full time equivalent persons. None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider the relationship with our employees to be good, which we believe to be reflected in the average tenure of our employees exceeding eight years, with the tenure of 35% of our employees exceeding ten years.
During 2023, Southside was awarded “Best Banks to Work For” by American Banker and obtained the number one spot among all Texas Banks. The award identifies banks that excel at creating positive and supportive workplaces for employees. We continuously work toward an outstanding workplace with competitive benefits for employees through our initiatives outlined below.
We value diversity and are committed to creating a diverse and inclusive workforce. Our DEI officer oversees our diversity, equity and inclusion efforts, which includes implementation of a three-year DEI training strategic plan company-wide. As of December 31, 2023, women and ethnic minorities represented approximately 69% and 38% of our workforce, respectively.
The health, safety and wellness of our employees is a top priority. In 2023, we continued to focus on the health and wellness of our employees through several company-wide efforts including: a wellness program that allows employees to earn cash rewards; a three-week wellness challenge to encourage healthy habits; on-site biometric screenings, as well as wellness communications and webinars throughout the year. We maintain a comprehensive employee handbook, code of business conduct, as well as other policies, including a harassment policy, whistleblower policy and a human rights policy statement, to promote a safe and supportive workplace culture.
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
In addition to the system of regulation and supervision outlined above, the CFPB has authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The CFPB also has rulemaking authority for a range of consumer financial protection laws (such as TILA, the Electronic Fund Transfer Act and RESPA, among others). The authority to supervise and examine depository institutions with $10 billion or less in assets (such as Southside Bank) for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  Accordingly, the CFPB may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services.
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
Set forth below are brief descriptions of the significant federal and state laws and regulations to which we are currently subject.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provisions.
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
Under the BHCA, a bank holding company meeting certain eligibility requirements may elect to become a “financial holding company,” which is a form of bank holding company with authority to engage in certain additional activities.  Specifically, a financial holding company and companies under its control may engage in activities that are “financial in nature,” as defined by the GLBA and Federal Reserve interpretations, and therefore may engage in a broader range of activities than those permitted for bank holding companies and their subsidiaries.  Financial activities include insurance brokerage and underwriting, securities underwriting and dealing, merchant banking, investment advisory and lending activities.  Financial holding companies and their subsidiaries also may engage in additional activities that are determined by the Federal Reserve, in consultation with the U.S. Department of the Treasury, to be “financial in nature or incidental to” a financial activity or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities.
The Company has elected to become a financial holding company. Our election was declared effective based in part upon a finding by the Federal Reserve that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the CRA (discussed below).  We do not currently engage in financial activities beyond those permissible for a bank holding company. However, if we undertake expanded financial activities (i.e., those that are not permissible for a bank holding company) and we subsequently fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, we would be required to enter into an agreement with the Federal Reserve to restore our compliance with all applicable requirements, including specifically the “well-capitalized” and “well-managed” standards.  If we do not return to compliance within 180 days of such an agreement, the Federal Reserve may order the Company to divest its Bank, or the Company may discontinue (or divest investments in companies engaged in) those expanded activities that are only permissible for financial holding companies.
Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and minimum leverage capital guidelines applicable to the banking organizations they supervise.
Under existing capital standards, a banking organization is required to continually monitor the ratio of its assets against its capital so as to gauge its ability to absorb unexpected losses in an economic downturn.
The Bank is subject to the following minimum capital ratios: 4.5 percent Common Equity Tier 1 capital to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. The Bank must also maintain a minimum “capital conservation buffer” equal to 2.5% of its total risk-weighted assets. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The capital rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2023, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common equity tier 1 risk-based capital ratio	4.50%	6.50%	12.28%	14.88%
Tier 1 risk-based capital ratio	6.00%	8.00%	13.32%	14.88%
Total risk-based capital ratio	8.00%	10.00%	15.73%	15.62%
Leverage ratio	4.00%	5.00%	9.39%	10.49%

On March 27, 2020 the federal bank agencies announced a final rule that permits banks that have adopted the CECL standard to defer recognition of the estimated impact of credit losses on regulatory capital by permitting a three-year “phase-in” approach commencing in 2022. We elected to adopt the transition option.
Eligible community banks and holding companies with less than $10 billion in consolidated assets may opt into the CBLR framework. A “qualifying community banking organization” is one that has (i) less than $10 billion in total consolidated assets; (ii) a leverage ratio greater than 9%; (iii) off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) trading assets and liabilities of 5% or less of total consolidated assets. Qualifying banks that meet these thresholds and elect the CBLR framework, are exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer, and are deemed well-capitalized under the agencies’ prompt corrective action regulations. Southside Bank has not elected to use the CBLR framework at this time.
Source of Strength.  A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  In addition to the foregoing requirements, the Federal Reserve and other federal banking regulators are authorized to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its source of strength obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2023, the Federal Reserve and other federal banking regulators have not issued rules implementing this requirement.
In addition, if a bank holding company enters into bankruptcy or becomes subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.  Furthermore, the FDIA provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution.  Southside Bank is an FDIC-insured depository institution and thus subject to these requirements. See also Bank Regulation - Prompt Corrective Action and Undercapitalization.
Dividends.  The principal source of our liquidity at the parent company level is dividends from Southside Bank.  Southside Bank is subject to federal and state restrictions on its ability to pay dividends to the Company.  We must pay essentially all of our operating expenses from funds we receive from Southside Bank.  Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses.  Consistent with its source of strength policy, the Federal Reserve discourages bank holding companies from paying dividends except out of operating earnings and prefers that dividends be paid only if, after the payment, the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.
The ability of the Company or Southside Bank to pay dividends, and the contents of their respective dividend policies, is subject to changes of law, as well as possible supervisory restrictions imposed by the TDB, FDIC or Federal Reserve.  See also Bank Regulation - Dividends for additional information.
Change in Control.  Subject to certain exceptions, under the BHCA, the CBCA and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the prior approval of the Federal Reserve.  With respect to the Company, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than

25%) of our voting securities.  Under the Federal Reserve’s “Tiered Presumptions” framework, promulgated in 2010, the Federal Reserve will consider the nature and extent of “controlling influences” that exist between a party and a banking organization at different levels of voting security ownership (i.e., between 0% and 4.99%, or between 5% and 9.99%). The Federal Reserve will presume that no control exists when a company owns 9.99% or less of another company, and no other indicators of control exists.
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
Enforcement Authority.  The Federal Reserve has broad enforcement powers over bank holding companies and their nonbank subsidiaries, as well as “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, and has authority to prohibit activities that represent unsafe or unsound banking practices or constitute knowing or reckless violations of laws or regulations.  These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.  Civil money penalties can be as high as $1,000,000 for each day the activity continues and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance.  When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, refrain from declaring or paying dividends, or take other actions determined to be appropriate by the ordering agency.  The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
Bank Regulation
Southside Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the FDIC.  Southside Bank is not a member of the Federal Reserve.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  In addition, the CFPB could participate in examinations of the Bank (as described above) regarding the Bank’s offering of consumer financial products and services.  The federal and state laws applicable to banks regulate, among other things, the scope of their activities and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends.
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
In 2013, federal regulators promulgated the “Volcker Rule” to prohibit insured depository institutions and their affiliates from proprietary trading and acquiring certain interests in hedge or private equity funds. The final rules contain certain exemptions from the prohibition and permit the retention of certain ownership interests. Subsequent amendments to the Volcker Rule exempt from coverage those banks with (i) total consolidated assets equal to $10 billion or less; and (ii) total trading assets and liabilities equal to 5 percent or less of total consolidated assets. Based on this amendment, Southside Bank is exempt from the Volcker Rule’s restrictions and prohibitions.

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
Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions for loans secured by livestock, stored agricultural products, or readily marketable collateral, the maximum aggregate amount of loans that Southside Bank is permitted to make to any one borrower is 25% of Tier 1 capital. For purposes of applying this limit, loans to one borrower may be combined with loans to another borrower (i) when proceeds of the loan are to be used for the direct benefit of the other borrower, to the extent of the proceeds so used, or (ii) when a “common enterprise” is deemed to exist between the borrowers.
Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc. and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors. On December 22, 2020, the federal banking agencies issued an Interagency Statement clarifying that they will not apply the quantitative and qualitative restrictions of Regulation O to investors in large funds (e.g., mutual funds) that may hold an investment position in banks, and therefore could qualify as an “insider” under current Regulation O definitions. On December 22, 2022, the agencies extended this relief to January 1, 2024, and on December 15, 2023, the agencies extended this relief to January 1, 2025.
Deposit Insurance and Assessments.  The deposits of Southside Bank are insured by the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF. By statute, the DRR must be at least 1.35 percent of estimated insured deposits. Based on circumstances related to the COVID-19 pandemic, the DRR dropped below the statutory minimum in 2020, and the FDIC adopted a restoration plan to return the DRR to 1.35 percent by September 30, 2028. To that end, on October 24, 2022, the FDIC adopted a final rule raising the DIF assessment rate on all insured depository institutions, including Southside Bank, by two basis points. This assessment rate became effective January 1, 2023, with the first quarterly assessment due June 30, 2023. As a result of bank failures in March and May 2023, the DRR fell to 1.10 percent as of June 30, 2023. However, the FDIC projected that the reserve ratio will still reach the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028 as a result of the FDIC’s prior assessment rate adjustment. On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment is targeted primarily at larger banks with significant uninsured deposit levels. Specifically, the assessment base for the special assessment is equal to a bank’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. As of December 31, 2022, Southside Bank had less than $5 billion in estimated uninsured deposits.
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
If an institution fails to remain well capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result.  Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve, may not accept brokered deposits, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
The Dodd-Frank Act requires federal banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A joint proposed rule was published in the Federal Register on April 14, 2011, and a second joint proposed rule was published on June 10, 2016; however, as of December 31, 2023, regulators have yet to issue a final rule (or further guidance) on the topic.
In addition, on May 8, 2020, the federal banking regulators published Interagency Guidance on Risk Systems, applicable to all regulated depository institutions regardless of asset size, to be used in creating an appropriate “credit risk review system” consistent with the existing Guidelines. The guidance encourages banks to consider (i) the qualification of the bank’s reviewing personnel; (ii) the frequency, scope and depth of credit reviews; and (iii) appropriate internal distribution of credit review results.
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
Specifically, section 23A places limits on the amount of “covered transactions” between a bank and its affiliates, including loans or extensions of credit to, investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates.  Additionally, within the foregoing limitations, each credit transaction with an affiliate must meet specified collateral requirements ranging from 100 to 130 percent of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate. The definition of “covered transactions” has been broadened to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate.  The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party.  Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.
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
On October 24, 2023, the federal banking agencies jointly issued a final rule modernizing and overhauling the prior CRA regulations. Key elements of the final rule include (i) encouragement of expanded access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updated CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; (iii) greater clarity and consistency in the application of CRA regulations; and (iv) better tailoring CRA evaluations and data collection requirements by bank size and type. Most of the final rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including new data reporting requirements, will be applicable on January 1, 2027.
Branch Banking.  Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide.  Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area.  Similarly, under applicable Federal law, out-of-state banks are permitted to establish branches in Texas. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business.
De novo interstate branching by Southside Bank is also subject to the Federal interstate branching rules.  All branching in which Southside Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.
Consumer Protection Regulation.  The activities of Southside Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to federal laws and regulations applicable to credit transactions, such as:
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
•the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•the Electronic Fund Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services, which the CFPB has expanded to include a new compliance regime that governs consumer-initiated cross border electronic transfers.
The foregoing laws and regulations are amended periodically. Notably, several were changed as a direct result of the COVID-19 pandemic. For example, during the pandemic, the CFPB was particularly active and adopted several amendments to Regulation Z. These included: (i) an interpretive rule clarifying that consumers can waive required waiting periods under TILA/RESPA, and Regulation Z rescission rules, so as to enable consumers to obtain mortgage credit more quickly; (ii) amending the definition of “qualified mortgage loan” to expand the number of mortgage loans that will be exempted from the “ability to repay” consideration; and (iii) amending the asset-size threshold for purposes of determining when a creditor can be exempted from the requirement to establish an escrow account for higher-price mortgages. The CFPB also issued a “COVID-19 Mortgage Servicing Rule” on June 28, 2021, affording borrowers greater procedural safeguards designed to limit situations in which a servicer can initiate foreclosures. While most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the CFPB stated it expected servicers to continue to utilize these safeguards, regardless of their expiration.
We cannot predict the extent to which new or modified regulations focused on consumer financial protection, whether adopted by the TDB, the CFPB, or the federal banking agencies will have on our businesses. We are particularly unable to predict a resurgence of COVID-19 (or the emergence of a similar pandemic), its long term impact on the Company, Southside Bank, or its customers, or whether the federal or state legislatures, federal banking agencies, or the TDB will adopt new laws intended to provide relief to borrowers adversely affected by the pandemic. Any such new laws may materially adversely affect our business, financial condition or results of operations.
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
In addition, Federal regulations requiring risk retention of assets may impact our business by reducing the amount of our CRE lending and increasing the cost of borrowing. A loan originator or a securitizer of asset-backed securities is required to retain a percentage of the credit risk of securitized assets.  On June 29, 2023, in response to the increased risks on CRE loans created by the COVID-19 pandemic, the federal banking agencies issued an Interagency Policy Statement on prudent CRE Loan Accommodations and Workouts. On December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment.
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
In addition, under applicable FinCEN regulations, covered financial institutions, subject to certain exclusions and exemptions, are required to identify and verify the identity of beneficial owners of legal entity customers. On August 13, 2020, the federal banking agencies issued a joint statement addressing the circumstances under which an agency will issue a mandatory “cease-and-desist” order to a regulated financial institution for failure to comply with its AML obligations, emphasizing that the “effectiveness” of a bank’s AML program will be the key factor in the agency's decision. On June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as Southside Bank, should incorporate these national priorities into their AML programs. As of December 31, 2023, no such regulations have been proposed.
The Corporate Transparency Act was enacted in 2021, and FinCEN regulations promulgating the Act’s requirements became effective on January 1, 2024. The regulations will require certain entities created or registered to do business in the United States to disclose personal information about their beneficial owners, senior officers and other control persons to the federal government. The Corporate Transparency Act requires FinCEN to promulgate rules to revise financial institutions’ customer due diligence obligations to bring them into conformity with the new beneficial ownership requirements. FinCEN has not yet proposed this rule, but it must finalize the new rule by January 1, 2025.
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
Privacy and Data Security; Cybersecurity.  Under federal law, financial institutions are generally prohibited from disclosing consumer nonpublic personal information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required, subject to certain exceptions, to disclose their privacy policies to customers annually. Generally, Southside Bank must disclose its privacy policy for collecting and protecting NPI to consumers, permit consumers to “opt out” of having NPI disclosed to non-affiliated third parties, with some exceptions, and allow consumers to opt out of receiving marketing solicitations based on information about the consumer received from another affiliate. Many states have also recently implemented or modified their data privacy laws and some may apply to financial institutions. For example, in California, the California Privacy Rights Act became effective on January 1, 2023, and provides new protections for those Southside Bank customers who reside in that state.
In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, to which Southside Bank is subject. Pursuant to these standards, Southside Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Southside Bank is also subject to state and federal laws for notifying individuals and regulators in the event of a security breach affecting their personal information. Under federal law, customers must be notified when a financial institution becomes aware of unauthorized access of sensitive customer information and misuse has occurred or is reasonably possible.
More broadly, on November 23, 2021, the federal banking regulators imposed a new cybersecurity-related notification rule that would require banking organizations, including the Company and Southside Bank, to notify their primary federal regulator as soon as possible (but within 36 hours) of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. This rule became effective on April 1, 2022. At the state level, as of January 2, 2020, Texas state banks are required to notify the TDB of “cybersecurity incidents” within specified timeframes.
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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including the rate of inflation, general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Since the beginning of 2022, the Federal Reserve has raised interest rates 11 times, to a federal funds rate of 5.25% – 5.50% as of July 31, 2023. In December 2023, the Federal Reserve held the federal funds rate steady for the third consecutive meeting and indicated it may likely decrease the rate in 2024 and beyond. These increased interest rates and uncertainty regarding future rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates.
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
•the fair value of our financial assets and liabilities; and
•the average duration of our loan and securities portfolio.
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
We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  The effects of inflation and recessionary concerns on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or delay us from taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.
We have a high concentration of loans secured by real estate and a decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  As of December 31, 2023, approximately 80.8% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business.  Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure, interruption or breach in security of these systems could result in a material adverse effect on our customer relationships, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that we will adhere to such policies or procedures or that they can prevent any such failures, interruptions, cybersecurity breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and disclosure obligations or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business strategy, financial condition and results of operations.
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
Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe as attacks are sophisticated, and attackers respond rapidly to changes in defensive measures. Cybersecurity risks may also occur with our third-party service providers and may interfere with their ability to fulfill their contractual obligations to us, with potential for financial loss or liability that could have a material adverse effect on our business strategy, financial condition or results of operations. We offer our customers the ability to bank remotely and provide other technology-based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our customers’ systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our customers or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.
In addition, we permit a portion of our employees to work remotely from their homes. However, consumer technology in employees’ homes may not provide similar performance or security as commercial-grade technology in our offices. This, along with reliance on employees’ residential internet, could cause network, system, application, and communication limitations or instability, affecting customer experience for some departments. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other social engineering attacks targeted at employees working from home. Increased risk of unauthorized dissemination of confidential information, greater risk of privacy breach due to screen/voice/video conversation outside private office space, limited ability to restore the systems in the event of a system failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant compromise, significant data loss or material financial losses related to cyber-attacks in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our customer or third-party service provider systems. Any such losses or liabilities could have a material adverse effect on our business strategy, financial condition or results of operations and could expose us to reputation risk, the loss of customer business, increased operational costs, as well as additional regulatory scrutiny, possible litigation and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.
General political or economic conditions in the United States could adversely affect our financial condition and results of operations.
The state of the economy and various economic, social and political factors, including inflation, recession, pandemics, unemployment, social unrest/civil disorder, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, including weakness in foreign sovereign debt and currencies, hostile actions of foreign governments (including the Russian-Ukranian War and the Israel/Hamas conflict), may directly and indirectly have a destabilizing effect on our financial condition and results of operations. Unfavorable or uncertain international, national or regional political or economic environments could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
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
•an adverse or unfavorable resolution of the Fannie Mae or Freddie Mac conservatorship; and
•decreases in the real estate values subject to ad-valorem taxes by municipalities that impact such municipalities’ ability to repay their debt, which could adversely affect our municipal loans or debt securities.
Any of the foregoing could adversely affect our financial condition and results of operations.
Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
Bank failures in the first half of 2023 and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies like the Company and, in particular, regional and community banks like the Bank. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to transfer their deposits to larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to increase our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks similar to our size, designed to address the negative developments in the banking industry in 2023, all of which may increase our costs of doing business and reduce our profitability. Among other things, there is an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could continue to face increased scrutiny or be viewed as higher risk by regulators and the investor community.
Rising interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.
As a result of inflationary pressures and the resulting rapid increases in interest rates in 2022 and the first half of 2023, the fair value of our securities classified as available for sale and held-to-maturity has declined. This has resulted in unrealized losses on AFS securities embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business infrastructure, such as banking services, core processing and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct business. Technological or financial difficulties of one of our third-party service providers or their subcontractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches, including as a result of increased remote working, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business strategies, financial condition or results of operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, there can be no assurance that we will adhere to such processes. We also do not control such service providers’ day-to-day operations, and preventing a successful attack or security breach at one or more of such third-party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, disclosure obligations, civil litigation and possible financial liability, any of which could have a material adverse effect on our business strategy, financial condition and results of operations. Further, in some instances we may be held responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches or other disruptions. Failures in our business structure or in the structure of one or more of our third-party service providers could interrupt our operations or increase the cost of doing business.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services including those related to or involving artificial intelligence, machine learnings, blockchain and other distributed ledger technologies.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and even if we implement such products and services, we may incur substantial costs in doing so.  Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.
We are subject to the risk that our U.S. agency MBS could prepay faster than we have projected.
We have purchased and may continue to purchase MBS at premiums. Our prepayment assumptions take into account market consensus speeds, current trends and past experience.  If actual prepayments exceed our projections, the amortization expense associated with these MBS will increase, thereby decreasing our net income.  The increase in amortization expense and the corresponding decrease in net income could have a material adverse effect on our financial condition and results of operations.
We rely on dividends from our bank subsidiary for most of our revenue.
Southside Bancshares, Inc. is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from the Bank.  These dividends are the principal source of funds to pay dividends on our common stock to our shareholders and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to us.  In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends to our shareholders.  The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
You may not receive dividends on our common stock.
Although we have historically declared quarterly cash dividends on our common stock, we are not required to do so and may reduce or cease to pay common stock dividends to our shareholders in the future. If we reduce or cease to pay common stock dividends, the market price of our common stock could be adversely affected.
As noted above, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank’s ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, including the statutory requirement that we serve as a source of financial strength for the Bank, which limits the amount that may be paid as dividends without prior regulatory approval. Additionally, if the Bank’s earnings are not sufficient to pay dividends to us while maintaining adequate capital levels, we may not be able to pay dividends to our shareholders. See “Supervision and Regulation — Holding Company Regulation — Dividends” included in this report.
We may not be able to attract and retain skilled personnel.
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most of our activities can be intense, and we may not be able to hire or retain acceptable personnel.  The increase of “remote work” opportunities in the financial services industry means that community banks must compete more directly against larger financial institutions for qualified workers. The federal banking agencies have also issued comprehensive guidance on incentive compensation limitations, and jointly proposed additional restrictions in the future, which may impact our retention of qualified personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  This allowance represents management’s best estimate of expected losses that may occur over the contractual life of our current loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks expected in the loan portfolio considering historical losses, current conditions and reasonable and supportable forecasts.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and forecasted economic, political and regulatory conditions, including inflation and recessionary concerns; the Federal Reserve’s aggressive raising of the federal funds rate throughout 2022 and most of 2023; and unidentified losses expected in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Business and consumer customers of the Bank may be currently experiencing varying degrees of financial distress, which may continue over the coming months and may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and may increase our allowance for credit losses, particularly should more customers draw on their lines of credit or seek additional loans to help finance their businesses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.
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
The objective of our risk management process is to mitigate risk and loss to our organization. We have established procedures that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, legal and compliance risk and reputational risk, among others. However, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.
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
Our success depends primarily on the general economic conditions in the State of Texas and the specific local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and the local markets in which we operate within Texas.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, a substantial percentage of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, pandemics, natural or man-made disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
Funding to provide liquidity may not be available to us on favorable terms or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of the Bank is necessary to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers.  Our board of directors establishes liquidity policies and limits.  Management and our ALCO regularly monitor the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our ALCO also establish policies and monitor guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of board-approved policies from any one market source.  Funding sources include federal funds purchased, repurchase agreements, noncore deposits and short- and long-term debt.  The Bank is also a member of the FHLB System, which provides funding through advance agreements to members that are collateralized with U.S. Treasury securities, MBS, commercial MBS and loans.
We maintain a portfolio of securities that can be used as a secondary source of liquidity.  Other sources of liquidity include sales or securitizations of loans, our ability to acquire additional national market, noncore deposits, additional collateralized borrowings such as FHLB advance agreements, the issuance and sale of debt securities and the issuance and sale of preferred or common securities in public or private transactions.  The Bank also can borrow from the FRDW and request advances from the BTFP through March 11, 2024.
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
If we fail to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, results of operations and financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could harm the trading price of our common stock.
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
As of December 31, 2023, we had $204.0 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
Since 2022, the market price of a barrel of West Texas Intermediate crude oil fluctuated from a low of approximately $65 to a high of approximately $89. To partially mitigate this volatility, oil producers continue to find ways to control production costs. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2023, energy loans comprised approximately 2.09% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  Although crude oil prices are not presently depressed, if oil prices were to decline significantly for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the

U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Southside Bancshares, Inc., primarily through the Bank, and certain of its nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act and the Regulatory Relief Act, and the adoption of the Basel III Capital Rules, the European Union’s General Data Protection Regulations and data protection laws enacted by several U.S states. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection (as implemented through the CFPB), interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities.  In addition, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
We may become subject to increased regulatory capital requirements.
The capital requirements applicable to Southside Bancshares, Inc. and the Bank are subject to change as a result of future government actions.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. For additional discussion relating to capital adequacy refer to “Item 1. Business - Supervision and Regulation - Capital Adequacy” in this report.  The Company believes it will continue to meet the capital guidelines, however complying with new capital rules mandated by the federal banking agencies may affect our operations, including our asset portfolios and financial performance.
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
In deciding whether to extend credit or enter into other transactions with third parties, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors or property appraisers, as to the accuracy and completeness of that information.  Such information could be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress, we are at an increased risk of fraud losses. We cannot assure you that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damages related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in our results of operations, financial condition or asset quality;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 1C. CYBERSECURITY
Risk Management Strategy
Given the increasing reliance on technology and potential of cyber threats, we have integrated a cybersecurity component into our risk management program, which is designed to identify, assess and mitigate risks across various aspects of the Company. We have a dedicated Information Security Department, which is led by our Chief Information Security Officer. The Information Security Department serves to protect the security and confidentiality of customer information, protect against any threats or hazards to the security or integrity of Company information and protect against unauthorized access to, or use of, such information that could result in substantial harm or inconvenience to our customers.
Our information security program strives to protect the confidentiality, integrity and availability of information and information systems and is aligned to the Company’s business and risk management strategies. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk. Key elements of our cybersecurity risk management program include:
•IT risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•Information Security Department responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to a cybersecurity incident;
•Cybersecurity Assessment Toolkit (developed by the FFIEC) is assessed annually, tracks program maturity, changes in risk profile, and reviews security controls critical to reduce cybersecurity risk. Results are presented to and approved by the Board;
•Ransomware Assessment Toolkit (developed by the Bankers Electronic Crimes Task Force, state bank regulators and the U.S. Secret Service) is assessed biannually to capture any gaps and address any potential control deficiencies;
•training and awareness programs for employees that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•a cybersecurity incident response plan that includes procedures for responding to a cybersecurity incident; and

•a third-party risk management process for service providers, suppliers, and vendors, including those external service providers we engage in our cybersecurity risk management processes.
Risks from cybersecurity threats are assessed with existing controls and residual risk is monitored. We have not experienced any material cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. We cannot provide full assurance that our cybersecurity risk management processes described will be fully implemented, complied with or effective in protecting our systems and information. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in this report for a discussion of risks related to cybersecurity.
Governance
Management’s Role
Our CISO leads our Information Security Department, is responsible for the information security program, which includes cybersecurity, and reports to the Chief Risk Officer. Our CISO joined the Company in 2012. He has 18 years of experience, involving both information technology and information security. He has a Master of Business Administration in Cybersecurity, graduate studies certificate in cybersecurity and has achieved four certifications, including Certified Information Security Manager, Certified Information Systems Auditor, Certified Data Privacy Solutions Engineer and Cisco Certified Network Associate. The CISO provides an annual report of the information security program and monthly reports to the Audit Committee, including any security incident or notable security event for the period. The CISO also reports to the Company’s Risk Committee on risk assessments annually and key risk indicators at least quarterly.
We also have a trained response team lead by the CISO, consisting of key individuals from our finance, operations, risk, compliance, communications, human resources, banking and information technology departments, that is engaged for cybersecurity related incidents where necessary and as appropriate.
Board Oversight of Cybersecurity
The Company’s Audit and Risk Committees oversee cybersecurity risk and the information security program which includes overseeing management’s actions to identify, assess, mitigate and remediate or prevent material cybersecurity risks. The Audit Committee receives an annual report of the information security program and monthly reports from the CISO on notable security events for the period. The notable security event briefings by the CISO are intended to create discussion that allows Board members to understand the impact, controls and risk. The Risk Committee receives annual reports from the CISO on risk assessments and reports on key risk indicators at least quarterly. The Company’s Risk Committee receives at least one annual training from the CISO on the information security program, cybersecurity controls or cybersecurity threats.
Both the Bank’s internal Risk Committee and the Company’s Risk Committee review all risk assessments and remediations annually. The information security program includes policies and standards that define the risk assessment procedures, reporting and an incident response plan. The incident response plan defines escalations to senior management and the Board, as well as required notifications and timeframes to customers and regulatory authorities.
ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. This site also houses a banking center, a technology center, back office support areas and wealth management and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in University Center II and at 104 N. Temple, Diboll, Texas 75941. Additional wealth management and trust services are located at 2510 West Frank Street, Lufkin, Texas 75904. All of these locations are owned by Southside. As of December 31, 2023, Southside operated 55 branches which includes traditional full service branches and full service branches within grocery stores. These branches are located in the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas, Austin and Houston regions. Of the 55 branches, 36 are owned and 19 are leased. In addition to our branches, Southside also operates drive-thrus, wealth management and trust services or other financial services offices which Southside owns. Southside also owns 73 ATMs/ITMs located throughout our market areas.
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
SHAREHOLDERS
There were approximately 1,400 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 23, 2024.
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
ISSUER SECURITY REPURCHASES
On December 13, 2022, our board of directors increased its authorization under the Company’s Stock Repurchase Plan, previously authorized in March 2022, by an additional 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares of Southside common stock. During the first six months of 2023, all remaining authorized shares under the Stock Repurchase Plan were repurchased. On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. During 2023, we repurchased a total of 1,435,193 shares at an average price per share of $31.44.
Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
October 1, 2023 - October 31, 2023	146,580	$28.54	146,580	641,032
November 1, 2023 - November 30, 2023	—	—	—	641,032
December 1, 2023 - December 31, 2023	—	—	—	641,032
Total	146,580	$28.54	146,580

We have not purchased any common stock pursuant to the Stock Repurchase Plan subsequent to December 31, 2023.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2023, 2022 or 2021 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated assuming that $100 was invested on December 31, 2018 and that all dividends are reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Southside Bancshares, Inc.
Russell 2000 Index
Peer Group
Index Value
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Southside Bancshares, Inc.	100.00	121.32	105.86	147.74	131.71	120.00
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
SBSI Peer Group*	100.00	120.20	122.26	155.72	143.05	133.25

*Peer group includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), Hilltop Holdings (HTH), Independent Bank Group, Inc. (IBTX), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI) and Veritex Holdings, Inc. (VBTX).

Source: S&P Global Market Intelligence
© 2024

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2023 and 2022 and financial condition as of December 31, 2023 and 2022.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K for a discussion and analysis of the more significant factors that affected periods prior to 2022.
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
•economic or other disruptions caused by acts of terrorism, war or other conflicts, including the Russia-Ukraine and Israeli-Hamas conflicts, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate change or other catastrophic events;
•potential impacts of the adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment;
•our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, which may be exacerbated by recent developments in generative artificial intelligence and which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

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
•our ability to control interest rate risk;
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
•changes impacting our balance sheet strategy;
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

CRITICAL ACCOUNTING ESTIMATES
Our accounting and reporting estimates conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We consider our critical accounting estimates to include the following:
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

	Years Ended December 31,
	2023	2022	2021
Net interest income (GAAP)	$215,027	$212,341	$189,557
Tax-equivalent adjustments:
Loans	2,724	2,993	2,920
Tax-exempt investment securities	9,939	11,388	10,045
Net interest income (FTE) (1)	$227,690	$226,722	$202,522

Average earning assets	$7,361,199	$6,822,667	$6,402,554

Net interest margin	2.92%	3.11%	2.96%
Net interest margin (FTE) (1)	3.09%	3.32%	3.16%

Net interest spread	2.25%	2.86%	2.80%
Net interest spread (FTE) (1)	2.42%	3.07%	3.01%
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

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Ongoing elevated inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits increased $351.7 million, or 5.7%, to $6.55 billion at December 31, 2023 from $6.20 billion at December 31, 2022. At December 31, 2023, we had 180,057 total deposit accounts with an average balance of $32,000. Our estimated uninsured deposits was 37.5% of total deposits as of December 31, 2023. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 19.0% of total deposits as of December 31, 2023.
We continued to increase interest rates paid on deposits during the year in order to retain deposits. Our noninterest bearing deposits represent approximately 21.2% of total deposits. Our cost of interest bearing deposits increased 168 basis points, from 0.66% for the year ended December 31, 2022, to 2.34% for the year ended December 31, 2023. Our cost of total deposits increased 129 basis points, from 0.48% for the year ended December 31, 2022, to 1.77% for the year ended December 31, 2023.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s BTFP to reduce our overall funding costs and to enhance our interest rate risk position. Advances can be requested under the BTFP until March 11, 2024. As of December 31, 2023, our BTFP borrowings of $117.7 million were at a cost of 4.37%.
The table below shows our total lines of credit, current borrowings as of December 31, 2023, total amounts available for future borrowings, and swapped value (in thousands):

	December 31, 2023
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,158,321	$212,648	$1,945,673	$210,000
Federal Reserve discount window	513,052	300,000	213,052	—
Correspondent bank lines of credit	62,500	—	62,500	—
Federal Reserve Bank Term Funding Program	117,718	117,710	8	—
Total liquidity lines	$2,851,591	$630,358	$2,221,233	$210,000
OPERATING RESULTS
During the year ended December 31, 2023, our net income decreased $18.3 million, or 17.5%, to $86.7 million from $105.0 million for the same period in 2022. The decrease in net income was primarily a result of the $10.3 million increase in noninterest expense, the $5.9 million increase in the provision for credit losses and the $5.0 million decrease in noninterest income, partially offset by the $2.7 million increase in net interest income. Earnings per diluted common share decreased $0.44, or 13.5%, to $2.82 for the year ended December 31, 2023, compared to $3.26 for the same period in 2022.

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the three-year period ended December 31, 2023.  This information should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2023	2022	2021
Summary Balance Sheet Data
Securities AFS, at estimated fair value	$1,296,294	$1,299,014	$2,764,325
Securities HTM, at carrying value	1,307,053	1,326,729	90,780
Loans	4,524,510	4,147,691	3,645,162
Total assets	8,284,914	7,558,636	7,259,602
Noninterest bearing deposits	1,390,407	1,671,562	1,644,775
Interest bearing deposits	5,159,274	4,526,457	4,077,552
Total deposits	6,549,681	6,198,019	5,722,327
FHLB borrowings	212,648	153,358	344,038
Subordinated notes, net of unamortized debt issuance costs	93,877	98,674	98,534
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	60,265	60,260
Shareholders’ equity	773,288	745,997	912,172
Summary Income Statement Data
Interest income	$359,741	$252,981	$215,987
Interest expense	144,714	40,640	26,430
Provision for (reversal of) credit losses	9,154	3,241	(16,964)
Deposit services	25,497	25,843	26,368
Net gain (loss) on sale of securities AFS	(15,976)	(3,819)	3,862
Noninterest income	35,834	40,857	49,336
Noninterest expense	140,578	130,326	125,030
Net income	86,692	105,020	113,401
Per Common Share Data
Earnings-basic	$2.82	$3.27	$3.48
Earnings-diluted	2.82	3.26	3.47
Cash dividends declared and paid	1.42	1.40	1.37
Book value	25.56	23.65	28.20
Asset Quality
Allowance for loan losses	$42,674	$36,515	$35,273
Allowance for loan losses to total loans	0.94%	0.88%	0.97%
Net loan charge-offs	$2,750	$696	$771
Net loan charge-offs to average loans	0.06%	0.02%	0.02%
Nonperforming assets	$4,001	$10,862	$11,609
Nonperforming assets to:
Total loans	0.09%	0.26%	0.32%
Total assets	0.05%	0.14%	0.16%
Consolidated Capital Ratios
Common equity tier 1 capital	12.28%	12.63%	14.17%
Tier 1 risk-based capital	13.32%	13.70%	15.43%
Total risk-based capital	15.73%	16.11%	18.15%
Tier 1 leverage capital	9.39%	9.96%	10.33%
Average shareholders’ equity to average total assets	9.63%	10.65%	12.47%

FINANCIAL CONDITION
    Our total assets increased $726.3 million, or 9.6%, to $8.28 billion at December 31, 2023 from $7.56 billion at December 31, 2022. Our securities portfolio decreased by $22.4 million, or 0.9%, to $2.60 billion, compared to $2.63 billion at December 31, 2022. The decrease in the securities portfolio was due to the sale of municipal bonds, partially offset by purchases of MBS and to a lesser extent, U.S. Treasury Bills during the year ended December 31, 2023. Our FHLB stock increased $2.7 million, or 29.9%, to $11.9 million from $9.2 million at December 31, 2022, due to the increase in our FHLB borrowings during the year ended December 31, 2023.
Loans at December 31, 2023 were $4.52 billion, an increase of $376.8 million, or 9.1%, compared December 31, 2022, due to increases of $230.1 million in construction loans, $180.7 million in commercial real estate loans and $33.2 million in 1-4 family residential loans. The increases were partially offset by decreases of $45.2 million in commercial loans, $13.1 million in loans to individuals and $8.9 million in municipal loans. Loans held for sale increased $10.2 million, or 1,533.3%, to $10.9 million at December 31, 2023 from $667,000 at December 31, 2022, due to the transfer of an $8.1 million commercial real estate loan relationship to loans held for sale that included a write down of $788,000 to fair value.
Our nonperforming assets at December 31, 2023 decreased $6.9 million, or 63.2%, to $4.0 million and represented 0.05% of total assets, compared to $10.9 million, or 0.14% of total assets, at December 31, 2022.  Nonaccruing loans increased $1.0 million, or 36.6%, to $3.9 million, and the ratio of nonaccruing loans to total loans was 0.09% and 0.07% at December 31, 2023 and December 31, 2022, respectively.  Restructured loans were $13,000 as of December 31, 2023, compared to $7.8 million at December 31, 2022. The decrease in restructured loans was due to the adoption of ASU 2022-22 on January 1, 2023, which allowed for the prospective exclusion of loan modifications that are performing but would have previously required disclosure as troubled debt restructures in nonperforming assets. There were no repossessed assets at December 31, 2023 and $74,000 at December 31, 2022. There was $99,000 and $93,000 of OREO at December 31, 2023 and December 31, 2022, respectively.
Our deposits increased $351.7 million, or 5.7%, to $6.55 billion at December 31, 2023 from $6.20 billion at December 31, 2022, which consisted of an increase of $632.8 million in interest bearing deposits, partially offset by a decrease of $281.2 million in noninterest bearing deposits. The increase in interest bearing deposits was due to the increase in interest rates we paid during 2023 as well as an increase in our brokered deposits of $168.8 million, or 25.6%, to fund our cash flow hedge swaps. Additionally, our public fund deposits increased $305.7 million, or 33.7%, most of which was interest bearing, to $1.21 billion at December 31, 2023, from $907.7 million at December 31, 2022.
Total FHLB borrowings increased $59.3 million, or 38.7%, to $212.6 million at December 31, 2023, from $153.4 million at December 31, 2022.
Other borrowings increased $288.7 million, or 130.5%, to $509.8 million at December 31, 2023, from $221.2 million at December 31, 2022, which consisted of an increase of $112.0 million in borrowings from the FRDW, $117.7 million in borrowings from the BTFP and an increase of $59.0 million in repurchase agreements.
Our total shareholders’ equity at December 31, 2023 increased 3.7%, or $27.3 million, to $773.3 million, or 9.3% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The increase in shareholders’ equity was the result of net income of $86.7 million, other comprehensive income of $24.0 million, stock compensation expense of $3.6 million, common stock issued under our dividend reinvestment plan of $1.2 million and net issuance of common stock under employee stock plans of $485,000, partially offset by the repurchase of $45.1 million of our common stock and cash dividends paid of $43.6 million.
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
Due to disruptions in the banking industry during the first quarter of 2023, we increased the balance of securities pledged as collateral at the FRDW in preparation for potential liquidity needs and utilized the BTFP as a source of wholesale funding to reduce interest cost and interest rate risk. We ended the fourth quarter of 2023 with approximately $213.1 million in available liquidity between the FRDW and the BTFP in addition to the approximately $1.95 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At December 31, 2023, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 19.0%, or $1.24 billion.
During the year ended December 31, 2023, we entered into $600 million of additional cash flow hedge swaps, $100 million of which were terminated in the second quarter. We also replaced $60 million of brokered deposits with FHLB advances as the funding source for cash flow hedge swaps, bringing this funding source to $210 million. At December 31, 2023, brokered deposits funded $800 million of our $1.01 billion remaining cash flow hedge swaps. As of December 31, 2023, a pre-tax unrealized gain of $17.3 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost funding sources for our cash flow swaps and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources. At December 31, 2023, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 55% of the funding source, of which approximately 69% is swapped at a fixed rate, providing protection from rising interest rates.
We utilize wholesale funding and securities to enhance overall profitability to determine the appropriate leverage of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered market, FHLB and the Federal Reserve through the FRDW and BTFP.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, U.S. Treasury Bills and corporate securities.  Although the securities purchased often carry lower yields than loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio decreased slightly from $2.63 billion at December 31, 2022 to $2.60 billion at December 31, 2023. The decrease in the securities portfolio was due to sales of securities and principal payments during the year ended December 31, 2023, which more than offset securities purchased.
During the year ended December 31, 2023, the composition of the securities portfolio continued to change as U.S. Treasury Bills and MBS increased while the remaining categories in the portfolio decreased. The increase in MBS was attributable to purchases of U.S. Agency MBS, partially offset by MBS sales and principal payments. During the year ended December 31, 2023, we purchased $1.43 billion in short-term U.S. Treasury Bills, $614.1 million in MBS and $5.8 million in investment grade subordinated corporate debt. Sales during the year ended December 31, 2023, included $422.3 million in municipal securities, $372.7 million in U.S. Treasury Bills and $346.5 million in MBS to align the investment portfolio with the current balance sheet strategy. During the fourth quarter, sales of AFS securities were due to strategic opportunities related to a drop in treasury rates and reinvestment of the proceeds primarily into higher yielding securities and to a lesser extent, into loans. Sales of AFS securities for the year ended December 31, 2023, resulted in a net realized loss of $16.0 million which was partially offset by the sale of equity securities that resulted in a net gain of $5.1 million for the year ended December 31, 2023.

At December 31, 2023, securities as a percentage of assets totaled 31.4%, compared to 34.7% at December 31, 2022, due primarily to a $726.3 million, or 9.6%, increase in the total assets, while cash and cash equivalents increased to 6.77% of total assets at December 31, 2023, compared to 2.64% at December 31, 2022. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During the year ended 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of December 31, 2023, hedged securities with a carrying amount of $460.4 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 36% and 81% of the AFS securities portfolio and the AFS municipal portfolio, respectively. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
With respect to funding sources, we primarily utilize deposits and to a lesser extent, wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and borrowings from the Federal Reserve through the FRDW and BTFP. Our FHLB borrowings increased 38.7%, or $59.3 million, to $212.6 million at December 31, 2023 from $153.4 million at December 31, 2022.
As of December 31, 2023, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 25.5%, from 18.1% at December 31, 2022.
Our brokered deposits may consist of CDs and non-maturity deposits. We had no brokered CDs at December 31, 2023, compared to $220.9 million at December 31, 2022. Our brokered non-maturity deposits increased to $828.0 million at December 31, 2023, of which $800.0 million are related to our cash flow hedges, from $438.4 million at December 31, 2022, with a weighted average cost of 323 basis points and 126 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.20 billion, or 20% of total deposits. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $1.01 billion of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to overnight SOFR. In connection with $1.01 billion and $575.0 million of the agreements outstanding at December 31, 2023 and December 31, 2022, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR interest rate. The interest rate swap contracts had an average interest rate of 2.75% with a remaining average weighted maturity of 2.3 years at December 31, 2023. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

RESULTS OF OPERATIONS
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K for a discussion and analysis of the periods prior to 2022.
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest income:
Loans	$244,803	$170,410	$144,803
Taxable investment securities	31,186	18,940	13,312
Tax-exempt investment securities	54,629	45,001	37,730
MBS	19,450	16,639	19,534
FHLB stock and equity investments	1,185	503	530
Other interest earning assets	8,488	1,488	78
Total interest income	359,741	252,981	215,987
Interest expense:
Deposits	108,157	29,075	9,404
FHLB borrowings	6,777	3,291	7,348
Subordinated notes	3,920	4,015	8,246
Trust preferred subordinated debentures	4,504	2,397	1,390
Repurchase agreements	3,431	199	42
Other borrowings	17,925	1,663	—
Total interest expense	144,714	40,640	26,430
Net interest income	$215,027	$212,341	$189,557
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the year ended December 31, 2023, the Federal Reserve increased the target federal funds rate by 100 basis points to 5.25% to 5.50% but held the rate steady in December 2023 for the third consecutive meeting and has indicated it may cut rates in 2024. The increase in the federal funds rate has increased our net interest income. However, if the federal funds rate increases further and the yield curve remains inverted, it may be less beneficial to our net interest income.
Net interest income was $215.0 million for the year ended December 31, 2023, compared to $212.3 million for the same period in 2022, an increase of $2.7 million, or 1.3%. The increase in net interest income for the year ended December 31, 2023 was due to the increase in the average yield as well as the average balance of interest earning assets, partially offset by the increase in interest expense on our interest bearing liabilities due to the increase in interest rates and an increase in the average balance of our interest bearing liabilities. Total interest income increased $106.8 million, or 42.2%, to $359.7 million for the year ended December 31, 2023, compared to $253.0 million for the same period in 2022. Total interest expense increased $104.1 million, or 256.1%, to $144.7 million for the year ended December 31, 2023, compared to $40.6 million for the same period in 2022. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.92% and 3.09%, respectively, for the year ended December 31, 2023, compared to 3.11% and 3.32%, respectively, for the same period in 2022, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.25% and 2.42%, respectively, compared to 2.86% and 3.07%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

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

	Year Ended December 31, 2023 Compared to 2022			Year Ended December 31, 2022 Compared to 2021
	Change Attributable to		Total Change	Change Attributable to		Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate		Average Volume	Average Yield/Rate
Interest income on:
Loans (1)	$18,139	$55,937	$74,076	$10,475	$15,213	$25,688
Loans held for sale	30	18	48	(33)	25	(8)
Taxable investment securities	7,482	4,764	12,246	5,201	427	5,628
Tax-exempt investment securities (1)	(4,287)	12,466	8,179	9,024	(410)	8,614
Mortgage-backed and related securities	(917)	3,728	2,811	(8,635)	5,740	(2,895)
FHLB stock, at cost, and equity investments	101	581	682	(291)	264	(27)
Interest earning deposits	845	3,157	4,002	(3)	287	284
Federal funds sold	1,305	1,693	2,998	1,126	—	1,126
Total earning assets	22,698	82,344	105,042	16,864	21,546	38,410
Interest expense on:
Savings accounts	(100)	3,895	3,795	173	712	885
CDs	3,907	21,340	25,247	(514)	2,538	2,024
Interest bearing demand accounts	(120)	50,160	50,040	1,645	15,117	16,762
FHLB borrowings	3,446	40	3,486	(8,637)	4,580	(4,057)
Subordinated notes, net of unamortized debt issuance costs	(105)	10	(95)	(3,122)	(1,109)	(4,231)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	2,107	2,107	—	1,007	1,007
Repurchase agreements	986	2,246	3,232	19	138	157
Other borrowings	15,061	1,201	16,262	1,663	—	1,663
Total interest bearing liabilities	23,075	80,999	104,074	(8,773)	22,983	14,210
Net change	$(377)	$1,345	$968	$25,637	$(1,437)	$24,200
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the year ended December 31, 2023 was attributable to the increase in average yield on interest earning assets to 5.06% from 3.92% for the year ended December 31, 2022, as well as a $538.5 million, or 7.9%, increase in the average balance of interest earning assets for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in average earning assets was primarily the result of the increase in loans and taxable investment securities, partially offset by the decrease in tax-exempt investment securities.
The increase in total interest expense for the year ended December 31, 2023 was primarily attributable to the increase in interest rates on our interest bearing liabilities to 2.64% from 0.85% for the year ended December 31, 2022, and an increase in the average balance of our interest bearing liabilities of $727.8 million, or 15.3%, when compared to the same period in 2022.
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and decreased to 85.9% of total average deposits for the year ended December 31, 2023 from 90.5% for the year ended December 31, 2022.
At December 31, 2023, we had no brokered CDs, compared to brokered CDs being 3.6% of deposits at December 31, 2022.  Our brokered non-maturity deposits increased to 12.6% of deposits at December 31, 2023, compared to 7.1% of deposits at December 31, 2022. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.20 billion, or 20% of total deposits. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2023, 2022 and 2021.  The interest and related yields presented are on a fully taxable-equivalent basis and are therefore, non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate	Average Balance	Interest	Avg Yield/Rate
ASSETS
Loans (1)	$4,300,138	$247,431	5.75%	$3,918,249	$173,355	4.42%	$3,668,149	$147,667	4.03%
Loans held for sale	1,681	96	5.71%	1,098	48	4.37%	2,063	56	2.71%
Securities:
Taxable investment securities (2)	845,907	31,186	3.69%	627,546	18,940	3.02%	454,836	13,312	2.93%
Tax-exempt investment securities (2)	1,554,519	64,568	4.15%	1,675,227	56,389	3.37%	1,407,231	47,775	3.39%
Mortgage-backed and related securities (2)	470,692	19,450	4.13%	496,940	16,639	3.35%	793,300	19,534	2.46%
Total securities	2,871,118	115,204	4.01%	2,799,713	91,968	3.28%	2,655,367	80,621	3.04%
FHLB stock, at cost, and equity investments	24,971	1,185	4.75%	21,255	503	2.37%	37,549	530	1.41%
Interest earning deposits	83,343	4,364	5.24%	37,898	362	0.96%	39,426	78	0.20%
Federal funds sold	79,948	4,124	5.16%	44,454	1,126	2.53%	—	—	—
Total earning assets	7,361,199	372,404	5.06%	6,822,667	267,362	3.92%	6,402,554	228,952	3.58%
Cash and due from banks	107,018			104,602			94,959
Accrued interest and other assets	397,860			457,782			670,062
Less: Allowance for loan losses	(37,890)			(35,962)			(43,064)
Total assets	$7,828,187			$7,349,089			$7,124,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$636,603	5,633	0.88%	$671,402	1,838	0.27%	$578,245	953	0.16%
CDs	862,211	30,906	3.58%	579,223	5,659	0.98%	663,789	3,635	0.55%
Interest bearing demand accounts	3,122,319	71,618	2.29%	3,139,628	21,578	0.69%	2,464,670	4,816	0.20%
Total interest bearing deposits	4,621,133	108,157	2.34%	4,390,253	29,075	0.66%	3,706,704	9,404	0.25%
FHLB borrowings	276,584	6,777	2.45%	135,926	3,291	2.42%	665,384	7,348	1.10%
Subordinated notes, net of unamortized debt issuance costs	96,024	3,920	4.08%	98,604	4,015	4.07%	171,857	8,246	4.80%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,267	4,504	7.47%	60,262	2,397	3.98%	60,258	1,390	2.31%
Repurchase agreements	91,132	3,431	3.76%	29,919	199	0.67%	22,257	42	0.19%
Other borrowings	345,544	17,925	5.19%	47,926	1,663	3.47%	—	—	—
Total interest bearing liabilities	5,490,684	144,714	2.64%	4,762,890	40,640	0.85%	4,626,460	26,430	0.57%
Noninterest bearing deposits	1,485,896			1,712,849			1,516,682
Accrued expenses and other liabilities	97,509			90,988			93,136
Total liabilities	7,074,089			6,566,727			6,236,278
Shareholders’ equity	754,098			782,362			888,233
Total liabilities and shareholders’ equity	$7,828,187			$7,349,089			$7,124,511
Net interest income (FTE)		$227,690			$226,722			$202,522
Net interest margin (FTE)			3.09%			3.32%			3.16%
Net interest spread (FTE)			2.42%			3.07%			3.01%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of December 31, 2023, 2022 and 2021, loans totaling $3.9 million, $2.8 million and $2.5 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR CREDIT LOSSES
For the year ended December 31, 2023, there was a provision for credit losses of $9.2 million, compared to $3.2 million for the year ended December 31, 2022. The increase in provision expense for the year ended December 31, 2023, compared to 2022, was primarily due to increased economic and repricing concerns forecasted in our CECL model.
As of December 31, 2023, and 2022, our reviews of the loan portfolio indicated that loan loss allowances of $42.7 million and $36.5 million, respectively, were appropriate to cover expected credit losses in the portfolio. See the section captioned “Allowance for Credit Losses - Loans” elsewhere in this discussion for further analysis of the provision for credit losses for loans.
The balance of the allowance for off-balance-sheet credit exposures at December 31, 2023 and 2022, was $3.9 million and $3.7 million, respectively, and is included in other liabilities. See the section captioned “Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures” elsewhere in this discussion for further analysis of the provision for credit losses for off-balance-sheet credit exposures.
The following table details the provision for (reversal of) loan losses and provision for (reversal of) off-balance-sheet credit exposures for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	2023	Increase (Decrease)		2022	Increase (Decrease)		2021
Provision for (reversal of) loan losses	$8,909	$6,971	359.7%	$1,938	$14,900	115.0%	$(12,962)
Provision for (reversal of) off-balance-sheet credit exposures	245	(1,058)	(81.2)%	1,303	5,305	132.6%	(4,002)
Total provision for (reversal of) credit losses	$9,154	$5,913	182.4%	$3,241	$20,205	119.1%	$(16,964)

NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	2023	Increase (Decrease)		2022	Increase (Decrease)		2021
Deposit services	$25,497	$(346)	(1.3)%	$25,843	$(525)	(2.0)%	$26,368
Net gain (loss) on sale of securities AFS	(15,976)	(12,157)	(318.3)%	(3,819)	(7,681)	(198.9)%	3,862
Net gain on sale of equity securities	5,058	5,058	100.0%	—	—	—	—
Gain on sale of loans	563	32	6.0%	531	(1,110)	(67.6)%	1,641
Trust fees	5,910	(82)	(1.4)%	5,992	33	0.6%	5,959
BOLI	5,823	3,176	120.0%	2,647	29	1.1%	2,618
Brokerage services	3,305	(30)	(0.9)%	3,335	(48)	(1.4)%	3,383
Other noninterest income	5,654	(674)	(10.7)%	6,328	823	15.0%	5,505
Total noninterest income	$35,834	$(5,023)	(12.3)%	$40,857	$(8,479)	(17.2)%	$49,336

The 12.3% decrease in noninterest income for the year ended December 31, 2023, when compared to the same period in 2022, was due to an increase in net loss on sale of securities AFS and a decrease in other noninterest income, partially offset by a net gain on sale of equity securities and an increase in BOLI income.
During the years ended December 31, 2023 and December 31, 2022, we sold MBS, U.S. Treasury securities and municipal securities that resulted in net losses on sale of AFS securities of $16.0 million and $3.8 million, respectively.
During the year ended December 31, 2023, we sold equity securities that resulted in a net gain of $5.1 million.
The increase in BOLI income for the year ended December 31, 2023, when compared to the same period in 2022, was primarily due to death benefits of $3.0 million realized during the year ended December 31, 2023 for former covered officers.
Other noninterest income decreased for the year ended December 31, 2023, when compared to the same period in 2022, primarily due to decreases in investment income, mortgage servicing fee income, merchant services income and mortgage derivative income, partially offset by a gain recognized on the repurchase of $5.0 million of our subordinated notes and an increase in equity investment income.

NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	2023	Increase (Decrease)		2022	Increase (Decrease)		2021
Salaries and employee benefits	$85,625	$2,992	3.6%	$82,633	$2,741	3.4%	$79,892
Net occupancy	14,694	(436)	(2.9)%	15,130	891	6.3%	14,239
Advertising, travel & entertainment	4,093	663	19.3%	3,430	1,063	44.9%	2,367
ATM expense	1,351	37	2.8%	1,314	148	12.7%	1,166
Professional fees	5,351	392	7.9%	4,959	944	23.5%	4,015
Software and data processing	9,395	2,548	37.2%	6,847	1,172	20.7%	5,675
Communications	1,469	(427)	(22.5)%	1,896	(337)	(15.1)%	2,233
FDIC insurance	3,558	1,613	82.9%	1,945	138	7.6%	1,807
Amortization of intangibles	1,697	(576)	(25.3)%	2,273	(576)	(20.2)%	2,849
Loss on redemption of subordinated notes	—	—	—	—	(1,118)	(100.0)%	1,118
Other noninterest expense	13,345	3,446	34.8%	9,899	230	2.4%	9,669
Total noninterest expense	$140,578	$10,252	7.9%	$130,326	$5,296	4.2%	$125,030

The increase in noninterest expense for the year ended December 31, 2023, when compared to the same period in 2022, was primarily due to increases in other noninterest expense, salaries and employee benefits, software and data processing expense, FDIC insurance and advertising, travel and entertainment.
Salaries and employee benefits expense increased during the year ended December 31, 2023, compared to the same period in 2022, due to an increase in direct salary expense, partially offset by decreases in retirement expense and health insurance expense.
Direct salary expense increased $3.9 million, or 5.5%, for the year ended December 31, 2023, compared to the same period in 2022, primarily due to normal salary increases effective in the first quarter of 2023 and new employees hired during the year.
Retirement expense, included in salaries and employee benefits, decreased $487,000, or 14.5%, for the year ended December 31, 2023, compared to the same period in 2022. This decrease was primarily due to decreases in our split dollar expense, deferred compensation expense, post-retirement benefits expense, partially offset by an increase in our 401(k) matching expense.
Health and life insurance expense, included in salaries and employee benefits, decreased $373,000, or 4.3%, for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Advertising, travel and entertainment expense increased during the year ended December 31, 2023, compared to the same period in 2022, primarily due to increases in media and other advertising expense, travel related expenses, conference registrations fees and donations.
Software and data processing expense increased for the year ended December 31, 2023, compared to the same period in 2022, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the year ended December 31, 2023, when compared to the same period in 2022, driven by a decrease in phone and internet costs due to a change in vendors.
FDIC insurance increased for the year ended December 31, 2023, when compared to the same period in 2022, due to an increase in the rate assessed by the FDIC and an increase in our assessment base resulting from an increase in our total assets.
Amortization of intangibles decreased for the year ended December 31, 2023, compared to the same period in 2022, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
The primary increase in other noninterest expense for the year ended December 31, 2023, when compared to the same period in 2022, was in non-service cost retirement expense related to the Retirement Plan. Several additional expenses increased during the year ended December 31, 2023, including advantage check card losses, online banking expense, security expense, dues and assessments, subscriptions and other losses.
    INCOME TAXES
Pre-tax income for the year ended December 31, 2023 was $101.1 million, compared to $119.6 million for the year ended December 31, 2022.
Income tax expense was $14.4 million for the year ended December 31, 2023 and represented a decrease of $0.2 million, or 1.2%, from $14.6 million for the year ended December 31, 2022.  The ETR as a percentage of pre-tax income was 14.3% in 2023 and 12.2% in 2022. The increase in the ETR for the year ended December 31, 2023, compared to the same period in 2022, was mainly due to a decrease in tax-exempt income as a percentage of pre-tax income. The decrease in the income tax expense for the year ended December 31, 2023 is primarily due to the decrease in pre-tax income in 2023 offset by an increase in the ETR as compared to the same period in 2022.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $30.4 million at December 31, 2023, as compared to $34.7 million in 2022. The decrease in the net deferred tax asset is primarily the result of a decrease in unrealized losses in the AFS securities portfolio. See “Note 15 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at December 31, 2023 or December 31, 2022, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin.
Total loans as of December 31, 2023 increased $376.8 million, or 9.1%, and the average loan balance outstanding for the year increased $381.9 million, or 9.7%, compared to 2022.
From December 31, 2022 to December 31, 2023, construction loans increased $230.1 million, commercial real estate loans increased $180.7 million and 1-4 family residential loans increased $33.2 million. The increases were partially offset by decreases of $45.2 million in commercial loans, $13.1 million in loans to individuals and $8.9 million in municipal loans. Loans held for sale increased $10.2 million, or 1,533.3%, to $10.9 million at December 31, 2023 from $667,000 at December 31, 2022, due to the transfer of an $8.1 million commercial real estate loan relationship to loans held for sale that included a write down of $788,000 to fair value.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2023, was approximately $209.1 million.  Our largest loan relationship at December 31, 2023 was approximately $133.3 million.
The average yield on loans for the year ended December 31, 2023 increased to 5.75%, compared to 4.42% for the year ended December 31, 2022.  This increase was due to the higher interest rate environment during 2023.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
For purposes of this discussion, our loans are divided into real estate loans, commercial loans, municipal loans and loans to individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2023, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $3.65 billion in real estate loans, $696.7 million, or 19.1%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.
Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve.  A number of our construction loans will be owner occupied upon completion.  Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the completed property.  Commercial construction loans are subject to underwriting standards similar to that of the commercial real estate loan portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
1-4 Family Residential Real Estate Loans
Residential loan originations are generated by our mortgage loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner occupied 1-4 family residences.  Substantially all of our 1-4 family residential originations are secured by properties located in or near our market areas.  Historically, we have originated a portion of our residential loans for sale into the secondary market.  These loans are reflected on the balance sheet as loans held for sale.  Secondary market investors, other than Fannie Mae, typically pay us a service release premium in addition to a predetermined price based on the interest rate of the loan originated.  We retain liabilities related to early prepayments, defaults, failure to adhere to origination and processing guidelines and other issues.  We have internal controls in place to mitigate many of these liabilities and historically our realized liability has been extremely low.  In addition, many of the retained liabilities expire one year from the date a loan is sold.  We warehouse these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2023, these loans totaled $98.5 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a concentration of risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2023, commercial real estate loans consisted of $1.79 billion of owner and non-owner occupied real estate loans, $347.5 million of loans secured by multi-family properties and $28.6 million of loans secured by farmland.
COMMERCIAL LOANS
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion. Management does not consider there to be a concentration of risk in any one industry type. In our commercial loan underwriting, we assess the creditworthiness, ability to repay and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered. Commercial loans decreased $45.2 million, or 11.0%, to $366.9 million as of December 31, 2023, when compared to 2022.
MUNICIPAL LOANS
We have made loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  These loans allow us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts decreased $8.9 million, or 2.0%, to $441.2 million as of December 31, 2023, when compared to 2022. Currently, we are not originating municipal loans due to the tight credit spreads and low overall yields. Until municipal loan pricing improves, we do not anticipate originating municipal loans and as a result, expect this portfolio will decline as maturities and scheduled payments occur.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2023, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $35.0 million, or 56.8%, of total loans to individuals.
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
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following tables represent loan maturities and sensitivity to changes in interest rates for our loans (dollars in thousands).  The amounts of these loans outstanding at December 31, 2023, which, based on maturity, are due in (1) one year or less, (2) after one but within five years, (3) after five years but within 15 years, and (4) after 15 years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less	After One but Within Five Years	After Five Years Within 15 Years	After 15 Years	Total
Real estate loans:
Construction	$114,989	$541,552	$50,840	$82,363	$789,744
1-4 family residential	3,787	40,324	140,929	511,698	696,738
Commercial	64,172	1,432,778	619,464	52,037	2,168,451
Commercial loans	166,718	169,143	30,774	258	366,893
Municipal loans	3,766	69,910	229,946	137,546	441,168
Loans to individuals	10,379	40,905	10,026	206	61,516
Total loans	$363,811	$2,294,612	$1,081,979	$784,108	$4,524,510

Loans with maturities after one year for which:	Interest Rates are Fixed or Predetermined	Interest Rates are Floating or Adjustable
Real estate loans:
Construction	$132,822	$541,933
1-4 family residential	575,729	117,222
Commercial	1,027,369	1,076,910
Commercial loans	156,902	43,273
Municipal loans	417,958	19,444
Loans to individuals	50,843	294
Total loans	$2,361,623	$1,799,076

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. These loans totaled $13.7 million and $14.2 million and represented 1.8% and 1.9% of shareholders’ equity as of December 31, 2023 and 2022, respectively.
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
Total nonperforming assets at December 31, 2023 were $4.0 million, representing a decrease of $6.9 million, or 63.2%, from $10.9 million at December 31, 2022.  The decrease in nonperforming assets was primarily due to the adoption of ASU 2022-02 on January 1, 2023, which allowed for the prospective exclusion of loan modifications that are performing but would have previously required disclosure as troubled debt restructures in nonperforming assets. From December 31, 2022 to December 31, 2023, nonaccrual loans increased $1.0 million, or 36.6%, to $3.9 million with increases in nonaccrual 1-4 family residential loans and commercial loans, partially offset by decreases in nonaccrual construction loans, commercial real estate loans and loans to individuals during the year.  Restructured loans decreased $7.8 million, or 99.8%, to $13,000. There was $99,000 in OREO and no repossessed assets as of December 31, 2023. As of December 31, 2022, there was $93,000 in OREO and $74,000 in repossessed assets.

The following table sets forth nonperforming assets and selected asset quality ratios for the periods presented (dollars in thousands):

	December 31,
	2023	2022	Change (%)
Nonaccrual loans (1)	$3,889	$2,846	36.6%
Accruing loans past due more than 90 days	—	—	—
Restructured loans (2)	13	7,849	(99.8)%
OREO	99	93	6.5%
Repossessed assets	—	74	(100.0)%
Total nonperforming assets	$4,001	$10,862	(63.2)%

Total loans	$4,524,510	$4,147,691
Allowance for loan losses at end of period	42,674	36,515

Ratio of nonaccruing loans to:
Total loans	0.09%	0.07%
Ratio of nonperforming assets to:
Total assets	0.05%	0.14%
Total loans	0.09%	0.26%
Total loans and OREO	0.09%	0.26%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,097.30%	1,283.03%
Nonperforming assets	1,066.58%	336.17%
Total loans	0.94%	0.88%

(1)    Includes $506,000 and $897,000 of restructured loans as of December 31, 2023 and December 31, 2022, respectively.
(2) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of December 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.
Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  We actively market all OREO properties and do not hold them for investment purposes.
We reversed $89,000 of interest income on nonaccrual loans during the year ended December 31, 2023. We had $1.0 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES – LOANS
The following table presents information regarding changes in the allowance for loan losses for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance of allowance for loan losses at beginning of period	$36,515	$35,273	$49,006
Total loan charge-offs	(4,204)	(2,584)	(2,751)
Total recovery of loans previously charged-off	1,454	1,888	(1,980)
Net loan charge-offs	(2,750)	(696)	(771)
Provision for (reversal of) loan losses	8,909	1,938	(12,962)
Allowance for loan losses at end of period	$42,674	$36,515	$35,273
Our allowance for loan losses was $42.7 million at December 31, 2023, or 0.94% of loans, an increase of $6.2 million, or 16.9%, compared to $36.5 million at December 31, 2022.  The increase was primarily due to increased economic and repricing concerns forecasted in our CECL model when compared to December 31, 2022.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of increased economic and repricing concerns forecasted in our CECL model as of December 31, 2023.
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
Our lenders have the primary responsibility for identifying problem loans based on customer financial stress and underlying collateral.  These recommendations are reviewed by a senior credit officer, the special assets department and the loan review department on a monthly basis.  The loan review department independently reviews the portfolio on an annual basis in compliance with the board-approved annual loan review scope.  The loan review scope encompasses a number of considerations including the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope, as it relates to size, focuses more on larger dollar loan relationships, typically aggregate debt of $500,000 or greater.
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
As of December 31, 2023, our review of the loan portfolio indicated that an allowance for loan losses of $42.7 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
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
The following table presents the allocation of allowance for loan losses for the years presented (dollars in thousands):

	December 31,
	2023		2022
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real estate loans:
Construction	$5,287	17.5%	$3,164	13.5%
1-4 family residential	2,840	15.4%	2,173	16.0%
Commercial	32,266	47.9%	28,701	47.9%
Commercial loans	2,086	8.1%	2,235	9.9%
Municipal loans	19	9.7%	45	10.9%
Loans to individuals	176	1.4%	197	1.8%
Ending balance	$42,674	100.0%	$36,515	100.0%

The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

	Years Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding

Real estate loans:
Construction	$(90)	$696,204	(0.01)%	$2	$517,570	—	$2	$529,914	—
1-4 family residential	(9)	677,485	—	38	650,785	0.01%	(61)	681,332	(0.01)%
Commercial	(787)	2,042,462	(0.04)%	81	1,802,971	—	87	1,445,579	0.01%
Commercial loans	(985)	384,421	(0.26)%	(199)	410,566	(0.05)%	(330)	499,295	(0.07)%
Municipal loans	—	432,740	—	—	454,841	—	—	421,761	—
Loans to individuals	(879)	66,826	(1.32)%	(618)	81,516	(0.76)%	(469)	90,268	(0.52)%
Total	$(2,750)	$4,300,138	(0.06)%	$(696)	$3,918,249	(0.02)%	$(771)	$3,668,149	(0.02)%
For the year ended December 31, 2023, net loan charge-offs increased $2.1 million, or 295.1%, to $2.8 million, compared to $696,000 for the same period in 2022.
See “Note 5 – Loans and Allowance for Loan Losses” in our consolidated financial statements included in this report.

ALLOWANCE FOR CREDIT LOSSES – OFF-BALANCE-SHEET CREDIT EXPOSURES
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Balance at beginning of period	$3,687	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	245	1,303	(4,002)
Balance at end of period	$3,932	$3,687	$2,384
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the year ended December 31, 2023, we recorded a provision for credit losses for off-balance-sheet exposures of $245,000, compared to $1.3 million for the year ended December 31, 2022. The decrease for the year ended December 31, 2023 was primarily due to a decrease in the commitments compared to 2022. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

SECURITIES ACTIVITY
Our securities portfolio plays a primary role in the management of our interest rate sensitivity and liquidity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.
Refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” and “Note 4 – Securities” to our consolidated financial statements included in this report for a detailed description of our accounting related to our debt and equity securities.
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2023, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 31.7% compared to loans, which were 54.7% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
Our MBS are all insured or guaranteed by U.S. government agencies and corporations. Our MBS include CMOs, which were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages. MBS generally may be prepaid at any time without penalty and can result in significantly increased price and yield volatility.  Most of our MBS were purchased at a premium and should they prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total net unamortized premium for our MBS increased to $9.5 million at December 31, 2023 compared to $1.3 million at December 31, 2022.
Our investment securities consist primarily of state and political subdivision (municipal bonds) and to a lesser extent, U.S. Treasury Bills and corporate bonds. Most of our municipal bonds were issued by the State of Texas or political subdivisions or agencies within the State of Texas and are highly rated. Our corporate bonds consist of investment grade bonds, private placement bonds and two bonds totaling approximately $6.4 million, rated one grade below investment grade.
During 2023, we sold municipal securities, mortgage related securities and U.S. Treasury Bills that resulted in an overall loss of $16.0 million, which included a net gain of $6.5 million recorded on the unwind of fair value municipal security hedges in the AFS securities portfolio. The loss on AFS securities was primarily driven by fourth quarter sales of AFS securities with a net loss of $10.4 million for the three months ended December 31, 2023. The fourth quarter sales of AFS securities were due to strategic opportunities related to a drop in treasury rates and reinvestment of the proceeds primarily into higher yielding securities and to a lesser extent, into loans. During 2022, the sale of AFS securities resulted in an overall net loss of $3.8 million.
The combined investment securities, MBS, FHLB stock and other investments decreased to $2.62 billion at December 31, 2023, compared to $2.65 billion at December 31, 2022, a decrease of $21.1 million, or 0.8%.  The decrease is a result of a decrease in our investment securities portfolio of $254.9 million, or 11.8%, partially offset by an increase in our MBS of $232.6 million, or 50.3%, when compared to December 31, 2022.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2023 was $2.46 billion, which represented a net unrealized loss as of that date of $177.1 million.  The net unrealized loss was comprised of $191.3 million of unrealized losses and $14.2 million in unrealized gains.  The fair value of the AFS securities portfolio at December 31, 2023 was $1.30 billion, which included a net unrealized loss of $36.2 million.  The net unrealized loss was comprised of $39.8 million of unrealized losses and $3.7 million of unrealized gains.  The majority of the $39.8 million of unrealized losses is reflected in our state and political subdivisions. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates and is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
    From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. During the year ended December 31, 2023, we did not transfer any securities from AFS to HTM. There were $1.25 billion securities transferred from AFS to HTM during the year ended December 31, 2022. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity. There were no sales from the HTM portfolio during the years ended December 31, 2023 or 2022.  There were $1.31 billion and $1.33 billion of securities classified as HTM at December 31, 2023 and 2022, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2023 AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
U.S. Treasury	$139,725	5.33%	$—	—	$—	—	$—	—
State and political subdivisions	210	7.26%	4,242	4.39%	7,596	4.75%	556,697	3.29%
Corporate bonds and other	—	—	—	—	14,093	6.59%	—	—
MBS:
Residential	43	5.24%	1,343	4.65%	5,833	5.58%	561,764	6.17%
Commercial	—	—	—	—	4,748	2.72%	—	—
Total	$139,978	5.33%	$5,585	4.45%	$32,270	5.40%	$1,118,461	4.74%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$130	2.77%	$909	3.87%	$13,860	3.79%	$1,024,541	3.07%
Corporate bonds and other	15,839	4.86%	3,959	4.65%	126,914	3.87%	—	—
MBS:
Residential	—	—	12	5.81%	1,516	3.77%	89,091	2.93%
Commercial	—	—	21,078	2.92%	9,204	2.75%	—	—
Total	$15,969	4.84%	$25,958	3.22%	$151,494	3.79%	$1,113,632	3.06%

At December 31, 2023, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits and primarily borrowings from FHLB, FRDW and BTFP to assist with our funding needs. Deposits provide us with our primary source of funds and the following table sets forth average deposits and rates paid by category (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts (1)	$3,122,319	2.29%	$3,139,628	0.69%	$2,464,670	0.20%
Savings accounts	636,603	0.88%	671,402	0.27%	578,245	0.16%
CDs	862,211	3.58%	579,223	0.98%	663,789	0.55%
Total interest bearing deposits	4,621,133	2.34%	4,390,253	0.66%	3,706,704	0.25%
Noninterest bearing demand deposits	1,485,896	N/A	1,712,849	N/A	1,516,682	N/A
Total deposits	$6,107,029	1.77%	$6,103,102	0.48%	$5,223,386	0.18%

(1)For the years ended December 31, 2023 and 2022, the average rate on interest bearing demand accounts includes the effect of interest rate swaps.
The table below sets forth the maturity distribution of CDs greater than $250,000 (in thousands):

	December 31, 2023	December 31, 2022
Time deposits otherwise uninsured with a maturity of:
Three months or less	$105,702	$15,056
Over three to six months	96,996	35,158
Over six to twelve months	124,530	97,869
Over twelve months	44,559	71,614
Total CDs greater than $250,000	$371,787	$219,697
Estimated amount of uninsured deposits, including related accrued interest were $2.45 billion and $2.59 billion at December 31, 2023 and 2022, respectively.
Brokered deposits may consist of CDs and non-maturity deposits. At December 31, 2023, we had no brokered CDs. Brokered non-maturity deposits were $828.0 million at December 31, 2023 with a weighted average cost of 323 basis points. As of December 31, 2022, we had $220.9 million in brokered CDs and $438.4 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of the lesser of $1.20 billion, or 20% of total deposits.  The potential higher interest costs and lack of customer loyalty are risks associated with the use of brokered deposits.
Borrowing arrangements, consisting of FHLB borrowings, repurchase agreements and borrowings from the FRDW and BTFP, increased $348.0 million, or 92.9%, during 2023 compared to 2022, due to a $117.7 million increase in borrowings from the BTFP, a $112.0 million increase in borrowings from the FRDW, a $59.3 million increase in FHLB borrowings and a $59.0 million increase in repurchase agreements.

Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Other borrowings:
Balance at end of period	$509,820	$221,153	$23,219
Average amount outstanding during the period (1)	436,676	77,845	22,257
Maximum amount outstanding during the period (2)	1,030,421	316,563	24,549
Weighted average interest rate during the period (3)	4.9%	2.4%	0.2%
Interest rate at end of period (4)	5.0%	4.1%	0.2%

FHLB borrowings:
Balance at end of period	$212,648	$153,358	$344,038
Average amount outstanding during the period (1)	276,584	135,926	665,384
Maximum amount outstanding during the period (2)	533,242	423,645	723,584
Weighted average interest rate during the period (3)	2.5%	2.4%	1.1%
Interest rate at end of period (5)	1.2%	0.7%	1.3%
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
Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2023 or December 31, 2022.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $213.1 million. There were $300.0 million in borrowings from the FRDW at December 31, 2023, and $188.0 million at December 31, 2022. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At December 31, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $8,000. There were $117.7 million in borrowings from the BTFP at December 31, 2023, with a remaining maturity under three months. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2023, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $92.1 million at December 31, 2023 and $33.2 million at December 31, 2022, and had maturities of less than two years.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.57% to 4.80% and with remaining maturities of 22 days to 4.5 years at December 31, 2023.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.95 billion, net of FHLB stock purchases required.

CAPITAL RESOURCES AND LIQUIDITY
Our total shareholders’ equity at December 31, 2023 increased 3.7%, or $27.3 million, to $773.3 million, or 9.3% of total assets, compared to $746.0 million, or 9.9% of total assets, at December 31, 2022. The increase in shareholders’ equity was the result of net income of $86.7 million, other comprehensive income of $24.0 million, stock compensation expense of $3.6 million, common stock issued under our dividend reinvestment plan of $1.2 million and net issuance of common stock under employee stock plans of $485,000, partially offset by the repurchase of $45.1 million of our common stock and cash dividends paid of $43.6 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2023 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2023.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $93.9 million of qualified subordinated debt as of December 31, 2023. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $4.1 million has been added back to CET1 as of December 31, 2023, representing 50% of the $8.2 million transitional amount at December 31, 2022.
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
Management believes that, as of December 31, 2023, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%

December 31, 2022
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of December 31, 2023, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. See the section captioned “Supervision and Regulation” in “Item 1. Business” included in this report.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2023	2022	2021
Return on average assets	1.11%	1.43%	1.59%
Return on average shareholders’ equity	11.50%	13.42%	12.77%
Dividend payout ratio – Basic	50.35%	42.81%	39.37%
Dividend payout ratio – Diluted	50.35%	42.94%	39.48%
Average shareholders’ equity to average total assets	9.63%	10.65%	12.47%
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
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At December 31, 2023, these investments were 8.9% of total assets, as compared with 2.4% for December 31, 2022.  The increase to 8.9% at December 31, 2023 as compared to December 31, 2022, is reflective of increases in interest earning deposits and the short-term investment portfolio, partially offset by the increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively.  There were no federal funds purchased at December 31, 2023 or 2022.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $213.1 million. There were $300.0 million in borrowings from the FRDW at December 31, 2023 and $188.0 million at December 31, 2022. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At December 31, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $8,000. There were $117.7 million in borrowings from the BTFP at December 31, 2023. At December 31, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.95 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2023, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
In the ordinary course of business we have entered into contractual obligations and have made certain other commitments to make future cash payments. Please refer to the accompanying notes to these consolidated financial statements for the expected timing of such cash payments as of December 31, 2023. These include payments related to (i) borrowings presented in “Note 8 - Borrowing Arrangements” and “Note 9 – Long-Term Debt,” (ii) operating leases presented in “Note 16 - Leases,” (iii) time deposits with stated maturity dates presented in “Note 7 – Deposits” and (iv) commitments to extend credit and standby letters of credit as presented in “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies.”
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate additional rate changes during 2024.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	December 31,
Rate projections:	2023	2022
Increase:
100 basis points	2.49%	7.92%
200 basis points	5.49%	12.90%

Decrease:
50 basis points	(0.80)%	(2.96)%
100 basis points	(1.82)%	(6.16)%
200 basis points	(3.85)%	(12.34)%
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
Economic conditions and growth prospects are currently impacted by record inflation and potential recessionary concerns. Furthermore, worker shortages, supply chain disruptions and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing elevated inflation levels and higher interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024, expressed an unqualified opinion thereon.
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

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $4.5 billion as of December 31, 2023, and the allowance for loan losses (ALL) was $42.7 million. As discussed in Note 1 and Note 5 to the consolidated financial statements, the ALL is an amount which represents management’s estimate of credit losses over the expected life of the loans. The ALL is estimated based on historical and expected credit loss patterns within reasonable and supportable forecast periods. Management applies judgement in the assignment of probabilities to economic scenarios included within the modeled forecast periods to estimate the ALL.

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

How We Addressed the Matter in Our Audit
Our considerations and procedures performed were reflective of the ALL process for the year and included, but not limited to, the evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ALL as of the balance sheet date. We obtained an understanding of the Company’s process for establishing the ALL, including determination of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods. We evaluated the design and tested the operating effectiveness of the controls associated with the ALL process, including controls over the reliability and accuracy of data used in the model, management’s review and approval of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods, the governance of the credit loss methodology, and management’s review and approval of the ALL.

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

Dallas, Texas
February 27, 2024

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Cash and due from banks	$122,021	$106,143
Interest earning deposits	391,719	9,276
Federal funds sold	46,770	83,833
Total cash and cash equivalents	560,510	199,252
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,332,467 and $1,387,874, respectively)	1,296,294	1,299,014
Securities HTM (estimated fair value of $1,166,162 and $1,149,156, respectively)	1,307,053	1,326,729
FHLB stock, at cost	11,936	9,190
Equity investments	9,691	11,181
Loans held for sale	10,894	667
Loans:
Loans	4,524,510	4,147,691
Less: Allowance for loan losses	(42,674)	(36,515)
Net loans	4,481,836	4,111,176
Premises and equipment, net	138,950	141,256
Operating lease ROU assets	14,837	15,314
Goodwill	201,116	201,116
Other intangible assets, net	2,925	4,622
Interest receivable	50,489	49,350
Deferred tax asset, net	30,426	34,695
BOLI	136,330	133,911
Other assets	31,627	21,163
Total assets	$8,284,914	$7,558,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,390,407	$1,671,562
Interest bearing	5,159,274	4,526,457
Total deposits	6,549,681	6,198,019
Other borrowings	509,820	221,153
FHLB borrowings	212,648	153,358
Subordinated notes, net of unamortized debt issuance costs	93,877	98,674
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	60,265
Operating lease liabilities	16,704	17,070
Other liabilities	68,626	64,100
Total liabilities	7,511,626	6,812,639

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,039,706 shares issued at December 31, 2023 and 38,000,822 shares issued at December 31, 2022)	47,550	47,501
Paid-in capital	788,840	784,545
Retained earnings	282,355	239,610
Treasury stock: (shares at cost, 7,790,276 at December 31, 2023 and 6,454,192 at December 31, 2022)	(231,995)	(188,203)
AOCI	(113,462)	(137,456)
Total shareholders’ equity	773,288	745,997
Total liabilities and shareholders’ equity	$8,284,914	$7,558,636
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest income:
Loans	$244,803	$170,410	$144,803
Taxable investment securities	31,186	18,940	13,312
Tax-exempt investment securities	54,629	45,001	37,730
MBS	19,450	16,639	19,534
FHLB stock and equity investments	1,185	503	530
Other interest earning assets	8,488	1,488	78
Total interest income	359,741	252,981	215,987
Interest expense:
Deposits	108,157	29,075	9,404
FHLB borrowings	6,777	3,291	7,348
Subordinated notes	3,920	4,015	8,246
Trust preferred subordinated debentures	4,504	2,397	1,390
Other borrowings	21,356	1,862	42
Total interest expense	144,714	40,640	26,430
Net interest income	215,027	212,341	189,557
Provision for (reversal of) credit losses	9,154	3,241	(16,964)
Net interest income after provision for credit losses	205,873	209,100	206,521
Noninterest income:
Deposit services	25,497	25,843	26,368
Net gain (loss) on sale of securities AFS	(15,976)	(3,819)	3,862
Net gain on sale of equity securities	5,058	—	—
Gain on sale of loans	563	531	1,641
Trust fees	5,910	5,992	5,959
BOLI	5,823	2,647	2,618
Brokerage services	3,305	3,335	3,383
Other	5,654	6,328	5,505
Total noninterest income	35,834	40,857	49,336
Noninterest expense:
Salaries and employee benefits	85,625	82,633	79,892
Net occupancy	14,694	15,130	14,239
Advertising, travel & entertainment	4,093	3,430	2,367
ATM expense	1,351	1,314	1,166
Professional fees	5,351	4,959	4,015
Software and data processing	9,395	6,847	5,675
Communications	1,469	1,896	2,233
FDIC insurance	3,558	1,945	1,807
Amortization of intangibles	1,697	2,273	2,849
Loss on redemption of subordinated notes	—	—	1,118
Other	13,345	9,899	9,669
Total noninterest expense	140,578	130,326	125,030
Income before income tax expense	101,129	119,631	130,827
Income tax expense	14,437	14,611	17,426
Net income	$86,692	$105,020	$113,401

Earnings per common share – basic	$2.82	$3.27	$3.48
Earnings per common share – diluted	$2.82	$3.26	$3.47
Cash dividends paid per common share	$1.42	$1.40	$1.37
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$86,692	$105,020	$113,401
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	28,782	(179,684)	(37,199)
Change in net unrealized loss on securities transferred from AFS to HTM	—	(125,175)	—
Reclassification adjustment for amortization related to AFS and HTM debt securities	8,004	4,968	1,363
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	15,976	3,819	(3,862)
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	1,222	44,757	13,648
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(24,544)	(3,638)	6,395
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	756	895	1,264
Effect of settlement recognition	(16)	—	—
Change in net actuarial gain (loss)	192	4,487	6,524
Other comprehensive income (loss), before tax	30,372	(249,571)	(11,867)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(6,378)	52,410	2,492
Other comprehensive income (loss), net of tax	23,994	(197,161)	(9,375)
Comprehensive income (loss)	$110,686	$(92,141)	$104,026
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,419	$771,511	$111,208	$(123,921)	$69,080	$875,297
Net income	—	—	113,401	—	—	113,401
Other comprehensive income (loss)	—	—	—	—	(9,375)	(9,375)
Issuance of common stock for dividend reinvestment plan (34,150 shares)	42	1,311	—	—	—	1,353
Purchase of common stock (938,484 shares)	—	—	—	(34,148)	—	(34,148)
Stock compensation expense	—	3,020	—	—	—	3,020
Net issuance of common stock under employee stock plans (305,212 shares)	—	4,659	(227)	2,761	—	7,193
Cash dividends paid on common stock ($1.37 per share)	—	—	(44,569)	—	—	(44,569)
Balance at December 31, 2021	47,461	780,501	179,813	(155,308)	59,705	912,172
Net income	—	—	105,020	—	—	105,020
Other comprehensive income (loss)	—	—	—	—	(197,161)	(197,161)
Issuance of common stock for dividend reinvestment plan (31,853 shares)	40	1,193	—	—	—	1,233
Purchase of common stock (923,775 shares)	—	—	—	(33,841)	—	(33,841)
Stock compensation expense	—	3,221	—	—	—	3,221
Net issuance of common stock under employee stock plans (86,500 shares)	—	(370)	(287)	946	—	289
Cash dividends paid on common stock ($1.40 per share)	—	—	(44,936)	—	—	(44,936)
Balance at December 31, 2022	47,501	784,545	239,610	(188,203)	(137,456)	745,997
Net income	—	—	86,692	—	—	86,692
Other comprehensive income (loss)	—	—	—	—	23,994	23,994
Issuance of common stock for dividend reinvestment plan (38,884 shares)	49	1,175	—	—	—	1,224
Purchase of common stock (1,435,193 shares)	—	—	—	(45,074)	—	(45,074)
Stock compensation expense	—	3,552	—	—	—	3,552
Net issuance of common stock under employee stock plans (99,109 shares)	—	(432)	(365)	1,282	—	485
Cash dividends paid on common stock ($1.42 per share)	—	—	(43,582)	—	—	(43,582)
Balance at December 31, 2023	$47,550	$788,840	$282,355	$(231,995)	$(113,462)	$773,288
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$86,692	$105,020	$113,401
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	10,577	11,105	11,421
Securities premium amortization (discount accretion), net	4,523	18,261	22,770
Loan (discount accretion) premium amortization, net	400	(52)	(829)
Provision for (reversal of) credit losses	9,154	3,241	(16,964)
Stock compensation expense	3,552	3,221	3,020
Deferred tax expense (benefit)	(2,110)	(89)	4,752
Net (gain) loss on sale of AFS securities	15,976	3,819	(3,862)
Net gain on sale of equity securities	(5,058)	—	—
Loss on impairment of investments	—	38	—
Net loss on premises and equipment	342	576	324
Gross proceeds from sales of loans held for sale	17,161	23,774	45,803
Gross originations of loans held for sale	(19,295)	(22,757)	(43,792)
Net (gain) loss on OREO	(61)	(40)	(174)
(Gain on purchase) loss on redemption of subordinated notes	(587)	—	1,118
Net change in:
Interest receivable	(1,139)	(10,205)	(437)
Other assets	37,874	(5,447)	(2,672)
Interest payable	7,422	1,378	(2,257)
Other liabilities	(85,559)	94,674	24,482
Net cash provided by (used in) operating activities	79,864	226,517	156,104

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(2,046,010)	(708,307)	(692,675)
Sales	1,125,414	460,765	160,498
Maturities, calls and principal repayments	960,614	107,787	315,455
Securities HTM:
Purchases	—	(1,632)	—
Maturities, calls and principal repayments	22,563	12,002	18,304
Proceeds from sales of equity securities	6,679	—	—
Proceeds from redemption of FHLB stock and equity investments	36,919	46,812	32,174
Purchases of FHLB stock and equity investments	(39,796)	(40,967)	(21,221)
Net loan paydowns (originations)	(388,304)	(503,647)	11,891
Purchases of premises and equipment	(6,904)	(9,301)	(8,365)
Proceeds from (purchases of) BOLI	951	—	(13,000)
Proceeds from sales of premises and equipment	430	1,365	1,861
Net proceeds from sales of OREO	203	220	816
Proceeds from sales of repossessed assets	168	124	254
Net cash provided by (used in) investing activities	(327,073)	(634,779)	(194,008)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
FINANCING ACTIVITIES:
Net change in deposits	351,551	475,629	789,968
Net change in other borrowings	288,667	197,934	47
Proceeds from FHLB borrowings	2,019,000	3,321,000	14,998,118
Repayment of FHLB borrowings	(1,959,710)	(3,511,680)	(15,486,607)
Net proceeds from issuance of subordinated notes	—	—	(95)
Purchase/redemption of subordinated notes	(4,365)	—	(100,011)
Proceeds from stock option exercises	1,082	790	7,672
Cash paid to tax authority related to tax withholding on share-based awards	(597)	(501)	(479)
Purchase of common stock	(44,803)	(33,708)	(34,148)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,224	1,233	1,353
Cash dividends paid	(43,582)	(44,936)	(44,569)
Net cash provided by (used in) financing activities	608,467	405,761	131,249

Net increase (decrease) in cash and cash equivalents	361,258	(2,501)	93,345
Cash and cash equivalents at beginning of period	199,252	201,753	108,408
Cash and cash equivalents at end of period	$560,510	$199,252	$201,753

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$137,292	$39,262	$28,687
Income taxes paid	$15,750	$11,950	$10,750

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$226	$465	$740
Loans transferred from held for investment to held for sale	$8,093	$—	$—
Transfer of AFS to HTM securities	$—	$1,369,639	$—
Unsettled trades to purchase securities	$—	$—	$(18,995)
Unsettled trades to repurchase common stock	$—	$(133)	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 55 branches, 13 of which are located in grocery stores. We consider our primary market areas to be East Texas, Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services, brokerage services and safe deposit services.
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
Current Expected Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
We adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023, the effective date of the guidance, on a prospective basis. ASU 2022-02 eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost.” ASU 2022-02 did not have a material impact on our consolidated financial statements.
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
Loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at amortized cost. Amortized cost consists of the outstanding principal balance adjusted for any charge-offs and any unamortized origination fees and unamortized premiums or discounts on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Substantially all of our individually evaluated loans are collateral-dependent, and as such, are measured for expected credit losses based on the fair value of the collateral.
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
From time to time, certain commercial real estate loans are held for sale which are carried at the lower of cost or fair value.
Loan Fees.  We treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over its term.
Allowance for Credit Losses – Loans.  In accordance with ASC 326, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on expected credit losses. The CECL model uses historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about future events. The impact of varying economic conditions and portfolio stress factors are a component of the credit loss models applied to each portfolio. Reserve factors are specific to the loan segments that share similar risk characteristics based on the probability of default assumptions and loss given default assumptions, over the contractual term. The forecasted periods gradually mean-revert the economic inputs to their long-run historical trends. Management evaluates the economic data points used in the Moody’s forecasting scenarios on a quarterly basis to determine the most appropriate impact to the various portfolio characteristics based on management’s view and applies weighting to various forecasting scenarios as deemed appropriate based on known and expected economic activities. Management also considers and may apply relevant qualitative factors, not previously considered, to determine the appropriate allowance level. The use of the CECL model includes significant judgment by management and may differ from those of our peers due to different historical loss patterns, economic forecasts, and the length of time of the reasonable and supportable forecast period and reversion period.
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of increased economic and repricing concerns, as based on known and knowable information as of December 31, 2023.
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
Restructured Loans. A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term.
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
HTM. Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheets net of allowance for credit losses, if any. As of December 31, 2023, there was no allowance for credit losses on our HTM securities portfolio.
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

Allowance for Credit Losses – AFS Securities. In accordance with ASC 326, for AFS debt securities in an unrealized loss position where management (i) has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we recognize the loss in earnings. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit losses or other factors. Management assesses the financial condition and near-term prospects of the issuer, industry and/or geographic conditions, credit ratings as well as other indicators at the individual security level. If a credit loss is determined to exist, the present value of discounted cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost. Any impairment that is not recorded through an allowance for credit losses is recognized in other comprehensive income. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses.
Allowance for Credit Losses – HTM Securities. In accordance with ASC 326, expected credit losses on HTM securities are measured on a collective basis by major security type, when similar risk characteristics exist. Risk characteristics for segmenting HTM debt securities include issuer, maturity, coupon rate, yield, payment frequency, source of repayment, bond payment structure, and embedded options. Upon assignment of the risk characteristics to the major security types, management may further evaluate the qualitative factors associated with these securities to determine the expectation of credit losses, if any.
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
Our corporate bonds and other investment securities consist of investment grade bonds, private placement bonds with a long history of no credit losses, and two bonds totaling approximately $6.4 million rated one grade below investment grade.
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
BOLI.  The Company has purchased life insurance policies on certain key executives and officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. We may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Texas economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is required; otherwise an impairment test is performed. For the year ended December 31, 2023, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.  As a result, we did not record any goodwill impairment for the years ended December 31, 2023 or 2022, and we had no cumulative goodwill impairment.
At December 31, 2023, core deposit intangible and trust relationship intangible was $1.4 million and $1.5 million, respectively. For the years ended December 31, 2023, 2022 and 2021, amortization expense related to our core deposit intangible and trust relationship intangible was $1.7 million, $2.3 million and $2.8 million, respectively.
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
Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures. Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  In accordance with Topic 326, credit losses are not recognized for those credit exposures that are unconditionally cancellable by the Company.
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
Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2023 or 2022.
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
Accounting Pronouncements.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to the contractual sale restrictions: 1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. We adopted ASU 2022-03 on January 1, 2024. ASU 2022-04 is not expected to have a material impact on our consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 – Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the potential impact of the pending adoption of ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency of decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. We are currently evaluating the potential impact of the pending adoption of ASU 2023-09 on our consolidated financial statements.

2. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Basic and Diluted Earnings:
Net income	$86,692	$105,020	$113,401
Basic weighted-average shares outstanding	30,704	32,120	32,558
Add: Stock awards	55	131	134
Diluted weighted-average shares outstanding	30,759	32,251	32,692
Basic earnings per share:
Net income	$2.82	$3.27	$3.48
Diluted earnings per share:
Net income	$2.82	$3.26	$3.47
For the year ended December 31, 2023, there were approximately 570,000 anti-dilutive shares. For the years ended December 31, 2022 and 2021 there were approximately 14,000 and 9,000 anti-dilutive shares, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	28,782	1,222	176	30,180
Reclassification adjustments included in net income	23,980	(24,544)	756	192
Income tax (expense) benefit	(11,080)	4,898	(196)	(6,378)
Net current-period other comprehensive income (loss), net of tax	41,682	(18,424)	736	23,994
Ending balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)

	Year Ended December 31, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(304,859)	44,757	4,487	(255,615)
Reclassification adjustments included in net income	8,787	(3,638)	895	6,044
Income tax (expense) benefit	62,175	(8,635)	(1,130)	52,410
Net current-period other comprehensive income (loss), net of tax	(233,897)	32,484	4,252	(197,161)
Ending balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)

	Year Ended December 31, 2021
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$116,078	$(17,091)	$(29,907)	$69,080
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(37,199)	13,648	6,524	(17,027)
Reclassification adjustments included in net income	(2,499)	6,395	1,264	5,160
Income tax (expense) benefit	8,336	(4,209)	(1,635)	2,492
Net current-period other comprehensive income (loss), net of tax	(31,362)	15,834	6,153	(9,375)
Ending balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(8,004)	$(4,968)	$(1,363)
Tax benefit	1,681	1,043	286
Net of tax	$(6,323)	$(3,925)	$(1,077)

Unrealized gains and losses on AFS securities:
Realized net gain (loss) on sale of securities (2)	$(15,976)	$(3,819)	$3,862
Tax (expense) benefit	3,355	802	(811)
Net of tax	$(12,621)	$(3,017)	$3,051

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$24,544	$3,638	$(6,395)
Tax (expense) benefit	(5,154)	(764)	1,343
Net of tax	$19,390	$2,874	$(5,052)

Amortization of retirement plans:
Net actuarial loss (4)	$(756)	$(895)	$(1,264)
Tax benefit	159	188	265
Net of tax	$(597)	$(707)	$(999)
Total reclassifications for the period, net of tax	$(151)	$(4,775)	$(4,077)
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

4. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of December 31, 2023 and 2022 are reflected in the tables below (in thousands):

	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$139,706	$19	$—	$139,725
State and political subdivisions	603,913	362	35,530	568,745
Corporate bonds and other	14,569	31	507	14,093
MBS: (1)
Residential	569,039	3,202	3,258	568,983
Commercial	5,240	44	536	4,748
Total	$1,332,467	$3,658	$39,831	$1,296,294

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,039,440	$10,070	$126,233	$923,277
Corporate bonds and other	146,712	488	15,738	131,462
MBS: (1)
Residential	90,619	13	7,263	83,369
Commercial	30,282	—	2,228	28,054
Total	$1,307,053	$10,571	$151,462	$1,166,162

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
State and political subdivisions	$1,039,453	$956	$75,557	$964,852
Corporate bonds and other	8,692	26	14	8,704
MBS: (1)
Residential	328,400	250	13,623	315,027
Commercial	11,329	50	948	10,431
Total	$1,387,874	$1,282	$90,142	$1,299,014

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,037,556	$3,969	$163,283	$878,242
Corporate bonds and other	152,552	575	7,993	145,134
MBS: (1)
Residential	93,796	21	8,343	85,474
Commercial	42,825	—	2,519	40,306
Total	$1,326,729	$4,565	$182,138	$1,149,156

(1)    All MBS issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We did not transfer any securities from AFS to HTM during the year ended December 31, 2023. We transferred securities from AFS to HTM with an estimated fair value of $1.25 billion during the year ended December 31, 2022. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $113.5 million ($89.7 million, net of tax) at December 31, 2023 and $121.5 million ($96.0 million, net of tax) at December 31, 2022. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $2.28 billion and $1.82 billion were pledged as of December 31, 2023 and December 31, 2022, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At December 31, 2023 and December 31, 2022, the amount of excess collateral at the FRDW was $213.1 million and $339.6 million, respectively.

The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of December 31, 2023 or 2022, segregated by major security type and length of time in a continuous loss position (in thousands):

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$26,371	$297	$516,520	$35,233	$542,891	$35,530
Corporate bonds and other	8,103	319	5,071	188	13,174	507
MBS:
Residential	150,865	549	36,864	2,709	187,729	3,258
Commercial	—	—	2,484	536	2,484	536
Total	$185,339	$1,165	$560,939	$38,666	$746,278	$39,831

HELD TO MATURITY
Investment securities:
State and political subdivisions	$16,549	$123	$713,499	$126,110	$730,048	$126,233
Corporate bonds and other	9,956	1,135	114,787	14,603	124,743	15,738
MBS:
Residential	—	—	82,747	7,263	82,747	7,263
Commercial	—	—	28,054	2,228	28,054	2,228
Total	$26,505	$1,258	$939,087	$150,204	$965,592	$151,462

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$859,270	$68,683	$26,620	$6,874	$885,890	$75,557
Corporate bonds and other	3,678	14	—	—	3,678	14
MBS:
Residential	306,294	13,623	—	—	306,294	13,623
Commercial	5,613	318	2,545	630	8,158	948
Total	$1,174,855	$82,638	$29,165	$7,504	$1,204,020	$90,142

HELD TO MATURITY
Investment securities:
State and political subdivisions	$426,382	$66,898	$323,385	$96,385	$749,767	$163,283
Corporate bonds and other	125,250	6,660	12,738	1,333	137,988	7,993
MBS:
Residential	80,801	7,799	3,932	544	84,733	8,343
Commercial	40,306	2,519	—	—	40,306	2,519
Total	$672,739	$83,876	$340,055	$98,262	$1,012,794	$182,138

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
As of December 31, 2023 and December 31, 2022, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. At December 31, 2023, we had 373 AFS debt securities in an unrealized loss position. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our AFS corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss, along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and investment grade corporates, private placement bonds with a long history of no credit losses, and two bonds rated one grade below investment grade, no credit loss should be recognized for these securities for the year ended December 31, 2023 or 2022.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2023, accrued interest receivable on AFS and HTM debt securities totaled $15.4 million and $13.7 million, respectively. As of December 31, 2022, accrued interest receivable on AFS and HTM debt securities totaled $16.9 million and $13.6 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of December 31, 2023 or 2022.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S. Treasury	$11,331	$271	$615
State and political subdivisions	67,355	57,663	46,296
Corporate bonds and other	7,129	6,007	4,131
MBS	19,450	16,639	19,534
Total interest income on securities	$105,265	$80,580	$70,576

There was a $16.0 million net realized loss as a result of sales from the AFS securities portfolio for the year ended December 31, 2023, which consisted of $24.5 million in realized losses on sales of AFS securities and $2.0 million in realized gains on sales of AFS securities, offset by a net gain of $6.5 million on the unwind of  fair value municipal security hedges in the AFS securities portfolio. There was a $3.8 million net realized loss as a result of sales from the AFS securities portfolio for the year ended December 31, 2022, which consisted of $4.4 million in realized losses and $584,000 in realized gains. There was a $3.9 million net realized gain from the AFS securities portfolio for the year ended December 31, 2021, which consisted of $4.1 million in realized gains and $218,000 in realized losses. There were no sales from the HTM portfolio during the year ended December 31, 2023, 2022 or 2021.  We calculate realized gains and losses on sales of securities under the specific identification method.

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
The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2023, are presented below by contractual maturity (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$139,916	$139,935
Due after one year through five years	4,260	4,242
Due after five years through ten years	22,203	21,689
Due after ten years	591,809	556,697
	758,188	722,563
MBS:	574,279	573,731
Total	$1,332,467	$1,296,294

	December 31, 2023
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$15,969	$15,092
Due after one year through five years	4,868	4,739
Due after five years through ten years	140,774	126,474
Due after ten years	1,024,541	908,434
	1,186,152	1,054,739
MBS:	120,901	111,423
Total	$1,307,053	$1,166,162

Equity Investments
Equity investments on our consolidated balance sheets include CRA funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At December 31, 2023 and 2022, we had equity investments recorded in our consolidated balance sheets of $9.7 million and $11.2 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the year ended December 31, 2023, there was a net gain on the sale of equity securities of $5.1 million.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net gains (losses) recognized during the period on equity investments	$5,131	$(685)	$(174)
Less: Net gains recognized during the period on equity investments sold during the period	5,058	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$73	$(685)	$(174)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at December 31, 2023.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at December 31, 2023, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2023	December 31, 2022
Real estate loans:
Construction	$789,744	$559,681
1-4 family residential	696,738	663,519
Commercial	2,168,451	1,987,707
Commercial loans	366,893	412,064
Municipal loans	441,168	450,067
Loans to individuals	61,516	74,653
Total loans	4,524,510	4,147,691
Less: Allowance for loan losses	42,674	36,515
Net loans	$4,481,836	$4,111,176

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2023 and 2022, these loans totaled $13.7 million and $14.2 million, respectively.  These loans represented 1.8% and 1.9% of shareholders’ equity as of December 31, 2023 and 2022, respectively.
Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the completed property. Commercial construction loans are subject to underwriting standards similar to that of the commercial real estate loan portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
1-4 Family Residential Real Estate Loans
Residential loan originations are generated by our mortgage loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner occupied 1-4 family residences.  Substantially all of our 1-4 family residential originations are secured by properties located in or near our market areas.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2023 consisted of $1.79 billion of owner and non-owner occupied real estate, $347.5 million of loans secured by multi-family properties and $28.6 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Municipal Loans
We have made loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. These loans allow us to earn a higher yield than we could if we purchased municipal securities for similar durations.
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

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$132,838	$236,573	$196,311	$37,997	$3,938	$6,457	$144,358	$758,472
Pass watch	—	7,798	—	—	—	—	—	7,798
Special mention	13,166	9,456	698	—	7	—	—	23,327
Substandard	36	—	68	—	—	43	—	147
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$146,040	$253,827	$197,077	$37,997	$3,945	$6,500	$144,358	$789,744
Current period gross charge-offs	$—	$92	$—	$—	$—	$—	$—	$92

1-4 family residential real estate:
Pass	$41,520	$126,981	$145,671	$114,631	$63,710	$196,651	$1,803	$690,967
Pass watch	—	—	—	32	—	—	—	32
Special mention	—	—	—	75	—	—	—	75
Substandard	325	—	73	1,379	—	3,259	74	5,110
Doubtful	—	—	—	163	—	391	—	554
Total 1-4 family residential real estate	$41,845	$126,981	$145,744	$116,280	$63,710	$200,301	$1,877	$696,738
Current period gross charge-offs	$—	$—	$—	$—	$1	$118	$—	$119

Commercial real estate:
Pass	$469,844	$641,577	$495,363	$143,150	$91,085	$189,021	$16,493	$2,046,533
Pass watch	24,300	34,424	255	1,037	333	146	—	60,495
Special mention	17,403	—	—	—	9,746	25,072	—	52,221
Substandard	—	862	95	269	1,565	6,346	—	9,137
Doubtful	—	—	—	—	65	—	—	65
Total commercial real estate	$511,547	$676,863	$495,713	$144,456	$102,794	$220,585	$16,493	$2,168,451
Current period gross charge-offs	$—	$—	$—	$—	$788	$—	$—	$788

Commercial loans:
Pass	$78,090	$62,192	$42,114	$10,708	$4,356	$3,310	$161,153	$361,923
Pass watch	—	128	117	—	—	18	—	263
Special mention	191	174	—	16	—	162	—	543
Substandard	14	2,357	73	—	65	12	821	3,342
Doubtful	238	267	133	—	64	120	—	822
Total commercial loans	$78,533	$65,118	$42,437	$10,724	$4,485	$3,622	$161,974	$366,893
Current period gross charge-offs	$745	$440	$44	$26	$23	$5	$—	$1,283

Municipal loans:
Pass	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$22,788	$15,503	$11,588	$6,256	$2,180	$941	$2,216	$61,472
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	13	—	—	13
Doubtful	4	17	—	10	—	—	—	31
Total loans to individuals	$22,792	$15,520	$11,588	$6,266	$2,193	$941	$2,216	$61,516
Current period gross charge-offs (1)	$1,682	$54	$61	$20	$6	$99	$—	$1,922

Total loans	$839,785	$1,199,738	$961,538	$365,469	$217,076	$613,986	$326,918	$4,524,510
Total current period gross charge-offs (1)	$2,427	$586	$105	$46	$818	$222	$—	$4,204
(1) Includes $1.7 million in charged off demand deposit overdrafts reported as 2023 originations.

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
Construction real estate:
Pass	$169,652	$184,501	$34,537	$7,091	$1,844	$6,434	$152,530	$556,589
Pass watch	299	—	—	—	—	—	—	299
Special mention	1,858	290	—	—	—	—	—	2,148
Substandard	—	—	—	10	42	194	—	246
Doubtful	—	44	—	355	—	—	—	399
Total construction real estate	$171,809	$184,835	$34,537	$7,456	$1,886	$6,628	$152,530	$559,681

1-4 family residential real estate:
Pass	$82,847	$144,424	$128,666	$70,142	$36,710	$194,490	$2,160	$659,439
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	79	—	1,397	—	—	1,476
Substandard	3	—	217	54	32	1,942	43	2,291
Doubtful	—	—	—	—	173	140	—	313
Total 1-4 family residential real estate	$82,850	$144,424	$128,962	$70,196	$38,312	$196,572	$2,203	$663,519

Commercial real estate:
Pass	$798,653	$546,938	$168,607	$136,440	$55,480	$233,509	$12,315	$1,951,942
Pass watch	—	9,219	—	—	—	—	—	9,219
Special mention	—	—	1,832	330	115	1,849	—	4,126
Substandard	—	—	281	14,603	260	6,992	—	22,136
Doubtful	—	—	—	76	—	208	—	284
Total commercial real estate	$798,653	$556,157	$170,720	$151,449	$55,855	$242,558	$12,315	$1,987,707

Commercial loans:
Pass	$113,678	$68,509	$17,852	$8,249	$4,820	$3,313	$178,951	$395,372
Pass watch	208	13	56	—	—	—	—	277
Special mention	—	5,109	31	—	288	—	9,986	15,414
Substandard	220	116	70	110	12	9	—	537
Doubtful	68	100	—	86	210	—	—	464
Total commercial loans	$114,174	$73,847	$18,009	$8,445	$5,330	$3,322	$188,937	$412,064

Municipal loans:
Pass	$65,258	$74,617	$57,147	$47,636	$24,576	$173,919	$—	$443,153
Pass watch	—	—	—	508	403	6,003	—	6,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$65,258	$74,617	$57,147	$48,144	$24,979	$179,922	$—	$450,067

Loans to individuals:
Pass	$29,579	$21,480	$12,651	$5,261	$1,665	$1,005	$2,935	$74,576
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	6	—	2	—	9
Doubtful	7	—	—	18	40	3	—	68
Total loans to individuals	$29,586	$21,481	$12,651	$5,285	$1,705	$1,010	$2,935	$74,653
Total loans	$1,262,330	$1,055,361	$422,026	$290,975	$128,067	$630,012	$358,920	$4,147,691

Watch List loans reported as 2023 originations as of December 31, 2023 and Watch List loans reported as 2022 originations as of December 31, 2022 were, for the majority, first originated in various years prior to 2023 and 2022, respectively, but were renewed in the respective year.

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$474	$—	$29	$503	$789,241	$789,744
1-4 family residential	4,638	774	1,700	7,112	689,626	696,738
Commercial	621	34	40	695	2,167,756	2,168,451
Commercial loans	1,693	347	127	2,167	364,726	366,893
Municipal loans	27	—	—	27	441,141	441,168
Loans to individuals	107	1	10	118	61,398	61,516
Total	$7,560	$1,156	$1,906	$10,622	$4,513,888	$4,524,510

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$43	$21	$—	$64	$559,617	$559,681
1-4 family residential	3,529	368	214	4,111	659,408	663,519
Commercial	105	153	415	673	1,987,034	1,987,707
Commercial loans	515	277	247	1,039	411,025	412,064
Municipal loans	—	—	—	—	450,067	450,067
Loans to individuals	203	3	40	246	74,407	74,653
Total	$4,395	$822	$916	$6,133	$4,141,558	$4,147,691

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Nonaccrual loans:
Real estate loans:
Construction	$29	$405
1-4 family residential	2,093	848
Commercial	528	762
Commercial loans	1,208	757
Loans to individuals	31	74
Total nonaccrual loans (1)	3,889	2,846

Accruing loans past due more than 90 days	—	—
Restructured loans (2)	13	7,849
OREO	99	93
Repossessed assets	—	74
Total nonperforming assets	$4,001	$10,862
(1)    Includes $506,000 and $897,000 of restructured loans as of December 31, 2023 and December 31, 2022, respectively.
(2) Pursuant to our adoption of ASU 2022-02, effective January 1, 2023, we prospectively discontinued the recognition and measurement guidance previously required on troubled debt restructures. As a result, “restructured” loans as of December 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructures.

We reversed $89,000 and $36,000 of interest income on nonaccrual loans during the years ended December 31, 2023 and 2022, respectively. We had $1.0 million and $1.6 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2023 and 2022, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of December 31, 2023 and 2022, we had $7.5 million and $8.1 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $1.0 million loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2023. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2022.
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
A loan is now considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the year ended December 31, 2023 were not significant.
The following table sets forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Year Ended December 31, 2023
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$603	$—	$64	$667	5	0.18%
Total	$603	$—	$64	$667	5

There were three restructured loans totaling $506,000 included in our nonaccrual loans in nonperforming assets as of December 31, 2023.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of December 31, 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At December 31, 2023, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off (1)	(92)	(119)	(788)	(1,283)	—	(1,922)	(4,204)
Recoveries of loans charged-off	2	110	1	298	—	1,043	1,454
Net loans (charged-off) recovered	(90)	(9)	(787)	(985)	—	(879)	(2,750)
Provision for (reversal of) loan losses	2,213	676	4,352	836	(26)	858	8,909
Balance at end of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674

	Year Ended December 31, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	(69)	—	(792)	—	(1,723)	(2,584)
Recoveries of loans charged-off	2	107	81	593	—	1,105	1,888
Net loans (charged-off) recovered	2	38	81	(199)	—	(618)	(696)
Provision for (reversal of) loan losses	(625)	269	1,640	37	(2)	619	1,938
Balance at end of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515

	Year Ended December 31, 2021
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,490	$2,270	$35,709	$4,107	$46	$384	$49,006
Loans charged-off	—	(136)	—	(1,004)	—	(1,611)	(2,751)
Recoveries of loans charged-off	2	75	87	674	—	1,142	1,980
Net loans (charged-off) recovered	2	(61)	87	(330)	—	(469)	(771)
Provision for (reversal of) loan losses	(2,705)	(343)	(8,816)	(1,380)	1	281	(12,962)
Balance at end of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273

(1)    Included in charge-offs for the year ended December 31, 2023 is a $788,000 write down to fair value an $8.1 million commercial real estate loan relationship transferred to held for sale.
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the accrued interest on our loan portfolio was $21.3 million and $18.8 million, respectively.

6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31,
	2023	2022
Premises	$189,643	$185,588
Furniture and equipment	44,719	44,126
	234,362	229,714
Less: Accumulated depreciation	95,412	88,458
Total	$138,950	$141,256
Assets with accumulated depreciation of $1.5 million and $1.9 million were written off for the years ended December 31, 2023 and 2022, respectively.
Depreciation expense was $8.4 million, $8.6 million and $8.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. DEPOSITS
Deposits in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2023	December 31, 2022
Noninterest bearing demand deposits:
Private accounts	$1,322,793	$1,607,952
Public accounts	67,614	63,610
Total noninterest bearing demand deposits	1,390,407	1,671,562
Interest bearing deposits:
Private accounts:
Savings accounts	602,050	672,676
Money market demand accounts	356,506	424,676
Platinum money market accounts	421,505	421,826
Interest bearing checking accounts	1,897,017	1,496,784
NOW demand accounts	14,507	13,601
CDs of $250,000 or more	232,343	120,387
CDs under $250,000	489,584	532,409
Total private accounts	4,013,512	3,682,359
Public accounts:
Savings accounts	2,000	1,949
Money market demand accounts	31,808	33,871
Platinum money market accounts	498,079	365,720
Interest bearing checking accounts	75,573	89,320
NOW demand accounts	370,752	234,027
CDs of $250,000 or more	161,194	113,810
CDs under $250,000	6,356	5,401
Total public accounts	1,145,762	844,098
Total interest bearing deposits	5,159,274	4,526,457
Total deposits	$6,549,681	$6,198,019
For the years ended December 31, 2023, 2022 and 2021, interest expense on CDs of $250,000 or more was $13.0 million, $2.1 million and $1.4 million, respectively.
At December 31, 2023, the scheduled maturities of CDs, including public accounts, were as follows (in thousands):

2024	$758,980
2025	113,907
2026	6,256
2027	3,627
2028	6,707
2029 and thereafter	—
$889,477
Brokered deposits may consist of CDs and non-maturity deposits. At December 31, 2023, we had no brokered CDs. Brokered non-maturity deposits were $828.0 million at December 31, 2023 with a weighted average cost of 323 basis points. As of December 31, 2022, we had $220.9 million in brokered CDs and $438.4 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of the lesser of $1.20 billion or 20% of total deposits.
At December 31, 2023 and 2022, we had approximately $9.8 million and $11.0 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.3 million and $1.2 million at December 31, 2023 and 2022, respectively.

8. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2023	December 31, 2022
Other borrowings:
Balance at end of period	$509,820	$221,153
Average amount outstanding during the period (1)	436,676	77,845
Maximum amount outstanding during the period (2)	1,030,421	316,563
Weighted average interest rate during the period (3)	4.9%	2.4%
Interest rate at end of period (4)	5.0%	4.1%

FHLB borrowings:
Balance at end of period	$212,648	$153,358
Average amount outstanding during the period (1)	276,584	135,926
Maximum amount outstanding during the period (2)	533,242	423,645
Weighted average interest rate during the period (3)	2.5%	2.4%
Interest rate at end of period (5)	1.2%	0.7%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2023 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$503,387	$6,433	$—	$—	$—	$—	$509,820
FHLB borrowings	210,740	772	484	406	246	—	212,648
Total obligations	$714,127	$7,205	$484	$406	$246	$—	$722,468

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, TIB – The Independent Bankers Bank and Comerica Bank for $40.0 million, $15.0 million and $7.5 million, respectively. There were no federal funds purchased at December 31, 2023 or 2022. To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2023, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $213.1 million. There were $300.0 million in borrowings from the FRDW at December 31, 2023, and $188.0 million at December 31, 2022. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. At December 31, 2023, the amount of additional funding the Bank could obtain from the BTFP, collateralized by securities, was approximately $8,000. There were $117.7 million in borrowings from the BTFP at December 31, 2023, with a remaining maturity under three months. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2023, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $92.1 million at December 31, 2023 and $33.2 million at December 31, 2022, and had maturities of less than two years. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.57% to 4.80% and with remaining maturities of 22 days to 4.5 years at December 31, 2023.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2023, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.95 billion, net of FHLB stock purchases required.
9. LONG-TERM DEBT
Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$93,877	$98,674
Total Subordinated notes	93,877	98,674
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,578	20,573
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,270	60,265
Total Long-term debt	$154,147	$158,939

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.1 million at December 31, 2023 and $1.3 million at December 31, 2022.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $41,000 at December 31, 2023 and $46,000 at December 31, 2022.

As of December 31, 2023, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes (1)	November 6, 2020	$100,000	Fixed-to-Floating	3.875%	November 15, 2030
Southside Statutory Trust III (2)	September 4, 2003	$20,619	Floating	3 month SOFR + 3.20%	September 4, 2033
Southside Statutory Trust IV (2)	August 8, 2007	$23,196	Floating	3 month SOFR + 1.56%	October 30, 2037
Southside Statutory Trust V (2)	August 10, 2007	$12,887	Floating	3 month SOFR + 2.51%	September 15, 2037
Magnolia Trust Company I (2)(3)	May 20, 2005	$3,609	Floating	3 month SOFR + 2.06%	November 23, 2035
(1)On June 14, 2023, the Company repurchased $5.0 million of the $100.0 million fixed-to-floating rate subordinated notes that mature on November 15, 2030.
(2)Effective July 1, 2023, the Comany began utilizing SOFR to reset rates on our floating rate trust preferred debentures, due to the fact that LIBOR ceased to be published as of June 30, 2023.
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
10. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 33 of its executive officers, which generally provide for payment of an aggregate amount of $10.1 million over a maximum period of 15 years after retirement or death. Of the 33 executives included in the agreements, payments have commenced to 11 former executives and/or their beneficiaries. Deferred compensation expense was $86,000, $310,000 and $457,000 for the years ended December 31, 2023, 2022 and 2021, respectively.  At December 31, 2023 and 2022, the deferred compensation plan liability totaled $3.2 million and $3.5 million, respectively.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $8.1 million, $8.4 million and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.  Our healthcare plan provides health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There was one retiree participating in the health insurance plan as of December 31, 2023, 2022 and 2021.
Employee Stock Ownership Plan
We have an ESOP which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $1.0 million to the ESOP for the years ended December 31, 2023, 2022 and 2021.  At December 31, 2023 and 2022, the ESOP owned 366,791 and 345,847 shares of common stock, respectively.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We originally entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  Prior to an executive’s retirement, their individual amount is increased annually on the anniversary date of the agreement by inflation adjustment factors of either 3% or 5%.  As of December 31, 2023, three of the executives remained actively employed with us. Death benefits under this agreement were paid during 2018 for one retired covered officer and during 2013 for one active covered officer. As of December 31, 2023, the estimated death benefits for the seven executives totaled $5.8 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. A credit to expense of $95,000 was required to record the post retirement liability associated with the split dollar post retirement bonus for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021 the expense was $27,000 and $87,000, respectively. For the years ended December 31, 2023 and 2022, the split dollar liability totaled $1.6 million and $1.9 million, respectively.
401(k) Plan
We have a 401(k) Plan covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2023, 2022 and 2021, expense attributable to the 401(k) Plan totaled $2.2 million, $2.0 million and $2.2 million, respectively.
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
Entrance into the Retirement Plan by new employees was frozen effective December 31, 2005.  Employees hired after December 31, 2005 are not eligible to participate in the Retirement Plan.  All remaining participants in the Retirement Plan are fully vested.  Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement.  Eligible participants may retire at reduced benefit levels after reaching age 55.  We contribute amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Effective December 31, 2020, all future benefit accruals and accrual of benefit service, including consideration of compensation increases, were frozen. No further benefits have been or will be earned by employees since that date.
Retirement Plan assets included 240,666 shares of our stock at December 31, 2023 and December 31, 2022.  Our stock included in the Retirement Plan assets was purchased at fair value.  During 2023, our funded status improved, and at December 31, 2023, we had a funded status of $8.4 million compared to a funded status of $6.9 million at December 31, 2022. The improvement in the funded status was a result of a greater than expected return on the fair value of plan assets since December 31, 2022, partially offset by a decrease in the discount rate to better reflect the current market conditions at December 31, 2023 compared to December 31, 2022.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan which was remeasured at fair value. The Acquired Retirement Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Retirement Plan were frozen by Omni. No further benefits have been or will be earned by employees since that date. In addition, no new participants may be added to the Acquired Retirement Plan after December 31, 2006. During 2023, our funded status improved and at December 31, 2023, we had a funded status of $839,000 compared to a funded status of $749,000 at December 31, 2022. The improvement in the funded status was a result of a greater than expected return on the fair value of plan assets since December 31, 2022, partially offset by a decrease in the discount rate to better reflect the current market conditions at December 31, 2023 compared to December 31, 2022.
We use a measurement date of December 31 for our plans.

Activity in our defined benefit pension plans and restoration plan were as follows (in thousands):

	Years Ended December 31,
	2023			2022			2021
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$69,869	$2,379	$15,463	$94,170	$3,483	$19,321	$96,848	$3,704	$18,789
Interest cost	3,771	126	831	2,741	102	578	2,570	92	520
Actuarial (gain) loss	3,856	201	555	(22,997)	(1,076)	(3,763)	(1,381)	(155)	684
Benefits paid	(4,218)	(61)	(673)	(3,950)	(60)	(673)	(3,734)	(59)	(672)
Expenses paid	(113)	(88)	—	(95)	(70)	—	(133)	(99)	—
Settlements	—	(311)	—	—	—	—	—	—	—
Benefit obligation at end of year	73,165	2,246	16,176	69,869	2,379	15,463	94,170	3,483	19,321
Change in Plan Assets:
Fair value of plan assets at end of prior year	76,735	3,128	—	97,439	3,871	—	90,419	3,613	—
Actual return	9,147	417	—	(16,659)	(613)	—	10,887	416	—
Employer contributions	—	—	673	—	—	673	—	—	672
Benefits paid	(4,218)	(61)	(673)	(3,950)	(60)	(673)	(3,734)	(59)	(672)
Expenses paid	(113)	(88)	—	(95)	(70)	—	(133)	(99)	—
Settlements	—	(311)	—	—	—	—	—	—	—
Fair value of plan assets at end of year	81,551	3,085	—	76,735	3,128	—	97,439	3,871	—
(Un)Funded status at end of year	8,386	839	(16,176)	6,866	749	(15,463)	3,269	388	(19,321)
Accrued benefit (liability) asset recognized	$8,386	$839	$(16,176)	$6,866	$749	$(15,463)	$3,269	$388	$(19,321)
Accumulated benefit obligation at end of year	$73,165	$2,246	$16,176	$69,869	$2,379	$15,463	$94,170	$3,483	$19,321

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2023			2022			2021
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Recognition of net loss	$726	$—	$30	$640	$—	$255	$1,002	$6	$256
Recognition of gain due to settlement	—	(16)	—	—	—	—	—	—	—
Net gain (loss) occurring during the year	718	29	(555)	493	231	3,763	6,848	361	(685)
	1,444	13	(525)	1,133	231	4,018	7,850	367	(429)
Deferred tax (expense) benefit	(303)	(3)	110	(238)	(48)	(844)	(1,648)	(77)	90
Other comprehensive income (loss), net of tax	$1,141	$10	$(415)	$895	$183	$3,174	$6,202	$290	$(339)

The noncash adjustment to the employee benefit plan assets and/or liabilities, consisting of changes in net loss, was $948,000 and $5.4 million for the years ended December 31, 2023 and 2022, respectively.
Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net loss	$726	$—	$30	$640	$—	$255
Deferred tax expense	(153)	—	(6)	(134)	—	(54)
Accumulated other comprehensive income (loss), net of tax	$573	$—	$24	$506	$—	$201

Amounts recognized as a component of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net gain (loss)	$(21,356)	$113	$(2,511)	$(22,800)	$100	$(1,986)
Deferred tax (expense) benefit	4,485	(24)	527	4,788	(21)	417
Accumulated other comprehensive income (loss), net of tax	$(16,871)	$89	$(1,984)	$(18,012)	$79	$(1,569)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Years Ended December 31,
	2023	2022	2021
Retirement Plan:
Interest cost	$3,771	$2,741	$2,570
Expected return on assets	(4,573)	(5,845)	(5,420)
Net loss amortization	726	640	1,002
Net periodic benefit cost (income)	$(76)	$(2,464)	$(1,848)
Acquired Retirement Plan:
Interest cost	$126	$102	$92
Expected return on assets	(187)	(232)	(211)
Net loss amortization	—	—	6
Gain recognized due to settlement	(16)	—	—
Net periodic benefit cost (income)	$(77)	$(130)	$(113)
Restoration Plan:
Interest cost	$831	$578	$520
Net loss amortization	30	255	256
Net periodic benefit cost	$861	$833	$776

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
In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plans and restoration plan.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the Retirement Plans at December 31, 2023.  We utilized a bond selection-settlement approach that selects a portfolio of bonds from a universe of high quality corporate bonds rated AA by at least half of the rating agencies available.  Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.
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

The assumptions used to determine the benefit obligation were as follows:

	December 31, 2023			December 31, 2022
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Discount rate	5.13%	5.13%	5.13%	5.46%	5.46%	5.46%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Years Ended December 31,
	2023	2022	2021
Retirement Plan:
Discount rate	5.46%	2.95%	2.65%
Expected long-term rate of return on plan assets	6.13%	6.13%	6.13%
Acquired Retirement Plan:
Discount rate	5.46%	2.95%	2.65%
Expected long-term rate of return on plan assets	6.13%	6.13%	6.13%
Restoration Plan:
Discount rate	5.46%	2.95%	2.65%

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

	December 31, 2023		December 31, 2022
	Retirement Plan	Acquired Retirement Plan	Retirement Plan	Acquired Retirement Plan
Level 1:
Cash	$1,428	$—	$605	$—
Equity securities:
U.S. large cap (1)	28,506	1,055	23,032	1,103
U.S. mid cap (2)	4,323	125	3,594	135
U.S. small cap (3)	11,907	64	12,447	66
International developed (4)	9,317	—	8,161	—
International emerging (2)	1,964	—	1,841	—
International (5)	—	540	—	547
Fixed income securities:
Corporate bonds (6)	—	1,078	—	1,027
U.S. government treasuries (6)	148	—	233	—
Real estate (7)	—	223	—	250
Level 2:
Cash Equivalents	5,957	—	8,543	—
Fixed income securities:
Corporate bonds (6)	1,893	—	1,979	—
U.S. government agencies (6)	4,871	—	4,380	—
Municipal bonds (6)	11,119	—	11,774	—
U.S. agency MBS (8)	118	—	146	—
Total fair value of plan assets	$81,551	$3,085	$76,735	$3,128
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
We did not have any plan assets with Level 3 input fair value measurements at December 31, 2023 or 2022.
Our overall investment strategy is to realize long-term growth of the Retirement Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 64.0% equities, 35.0% fixed income and 1.0% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and REITs.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include government agencies, CDs, corporate bonds, municipal bonds and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used for equity and REITs because of the superior diversification they provide. Subsequent to December 31, 2023, we began the liquidation and reinvestment of the assets in the Retirement Plan using a liability-driven investment strategy.
As of December 31, 2023, expected future benefit payments related to the Retirement Plan, the Acquired Retirement Plan and the Restoration Plan were as follows (in thousands):

	Retirement Plan	Acquired Retirement Plan	Restoration Plan
2024	$4,415	$85	$694
2025	4,616	92	818
2026	4,930	92	1,156
2027	5,115	128	1,406
2028	5,210	373	1,420
2029 through 2033	26,495	564	7,137
	$50,781	$1,334	$12,631
We expect to contribute $725,000 to our Restoration Plan in 2024. We do not expect to make additional contributions to the Retirement Plan or the Acquired Retirement Plan in 2024.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the 2017 Incentive Plan, which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2023, there were 1,033,423 shares remaining available for grant for future awards.
All share data has been adjusted to give retroactive recognition to stock dividends, where applicable. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2023, 2022 and 2021, there were 201,315, 277,600 and 368,447 unvested awards outstanding, respectively.  For the years ended December 31, 2023, 2022 and 2021, there was $3.2 million, $2.9 million and $2.7 million of share-based compensation expense for employees related to the incentive plans, respectively, and $671,000, $605,000 and $570,000 of income tax benefit related to the stock compensation expense, respectively. Director stock compensation expense was $359,000, $342,000, and $306,000 for the years ended December 31, 2023, 2022 and 2021 respectively, and $75,000, $72,000 and $64,000 of income tax benefit related to the director stock compensation expense, respectively.
As of December 31, 2023, 2022 and 2021, there was $5.7 million, $7.4 million and $6.2 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2023 is expected to be recognized over a weighted-average period of 2.3 years.
The fair value of each NQSO is estimated on the date of grant using a Black-Scholes option pricing model. There were no NQSO grants during the years ended December 31, 2023, 2022 or 2021. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
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
Shares issued in connection with stock compensation awards along with other related information are presented in the following table (in thousands, except share amounts):

	Years Ended December 31,
	2023	2022	2021
New shares issued from available treasury shares	99,109	86,500	305,212
Proceeds from stock option exercises	$1,082	$790	$7,672
Intrinsic value of stock options exercised	$229	$421	$3,005

A combined summary of activity in our share-based plans as of December 31, 2023 is presented below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria:

	Restricted Stock Units Outstanding				Stock Options Outstanding
	Service Based		Performance Based
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2023	225,928	$36.60	13,514	$41.74	673,011	$33.45	$6.49
Granted	57,966	30.14	15,140	38.89	—	—	—
Stock options exercised	—	—	—	—	(38,556)	28.03	6.77
Stock awards vested	(74,698)	36.57	—	—	—	—	—
Forfeited	(11,253)	36.30	—	—	(3,682)	34.83	5.89
Canceled/expired	—	—	—	—	(10,267)	34.12	6.37
Balance, December 31, 2023	197,943	$34.76	28,654	$40.18	620,506	$33.76	$6.47
Other information regarding options outstanding and exercisable as of December 31, 2023 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$23.66	-	$25.00	6,153	$23.66	1.02	6,153	$23.66
25.01	-	30.00	86,226	26.61	1.48	86,226	26.61
30.01	-	35.00	451,962	34.67	5.06	451,962	34.67
35.01	-	37.28	76,165	37.28	2.87	76,165	37.28
Total			620,506	$33.76	4.25	620,506	$33.76
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $453,000 for both at December 31, 2023. The weighted-average remaining contractual life of options exercisable at December 31, 2023 was 4.3 years.

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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $1.01 billion of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate.
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions are probable of not occurring, any related gains or losses recorded in AOCI are immediately recognized in earnings. During the second quarter of 2023, we terminated one interest rate swap contract designated as a cash flow hedge. At the time of termination, we determined the underlying hedged forecasted transactions were still probable of occurring. The existing loss in AOCI will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings.
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. During 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of December 31, 2023, hedged securities with a carrying amount of $460.4 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. During 2023, we terminated some of our fair value hedging relationships and sold the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value net gain of $6.5 million recognized in earnings and recorded in noninterest income.
The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	December 31, 2023	December 31, 2022
Amortized cost of hedged assets - Securities AFS	$487,486	$804,224
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	13,642	21,562
Derivatives Designated as Non-Hedging Instruments
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
At December 31, 2023 and 2022, net derivative assets included $46.8 million and $82.1 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2023			December 31, 2022
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$1,010,000	$24,223	$6,910	$575,000	$39,527	$—
Swaps-Fair Value Hedge-Financial institution counterparties	453,440	13,658	16	742,675	21,733	171
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	248,073	18,249	509	223,124	21,046	—
Swaps-Customer counterparties	248,073	509	18,249	223,124	—	21,046
Gross derivatives		56,639	25,684		82,306	21,217
Offsetting derivative assets/liabilities		(7,435)	(7,435)		(171)	(171)
Cash collateral received/posted		(46,760)	—		(82,135)	—
Net derivatives included in the consolidated balance sheets (2)		$2,444	$18,249		$—	$21,046
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At December 31, 2023, we had $1.9 million credit exposure related to interest rate swaps with financial institutions and $509,000 related to interest rate swaps with customers. At December 31, 2022, we had no credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on one-month or three-month LIBOR or overnight SOFR rates in effect at December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$1,010,000	2.3	5.44%	2.65%	$575,000	2.3	4.44%	1.13%
Swaps-Fair Value hedge
Financial institution counterparties	453,440	5.4	5.37%	3.13%	742,675	6.3	3.42%	3.21%
Swaps-Non-hedging
Financial institution counterparties	248,073	7.4	5.84%	2.88%	223,124	9.0	4.83%	2.69%
Customer counterparties	248,073	7.4	2.88%	5.84%	223,124	9.0	2.69%	4.83%

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Years Ended December 31,
	2023	2022	2021
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$15,225	$2,917	$(103)
Gain (loss) included in interest expense on FHLB borrowings	8,432	721	(6,292)
Gain (loss) included in interest expense on other borrowings	887	—	—
	24,544	3,638	(6,395)
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	12,834	422	—
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	352	472	813

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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at December 31, 2023 and 2022.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2023 and 2022, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2023
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$139,725	$139,725	$—	$—
State and political subdivisions	568,745	—	568,745	—
Corporate bonds and other	14,093	—	14,093	—
MBS: (1)
Residential	568,983	—	568,983	—
Commercial	4,748	—	4,748	—
Equity investments:
Equity investments	5,308	5,308	—	—
Derivative assets:
Interest rate swaps	56,639	—	56,639	—
Total asset recurring fair value measurements	$1,358,241	$145,033	$1,213,208	$—

Derivative liabilities:
Interest rate swaps	$25,684	$—	$25,684	$—
Total liability recurring fair value measurements	$25,684	$—	$25,684	$—

Nonrecurring fair value measurements
Foreclosed assets	$99	$—	$—	$99
Collateral-dependent loans (2)	7,000	—	—	7,000
Total asset nonrecurring fair value measurements	$7,099	$—	$—	$7,099

	December 31, 2022
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$964,852	$—	$964,852	$—
Corporate bonds and other	8,704	—	8,704	—
MBS: (1)
Residential	315,027	—	315,027	—
Commercial	10,431	—	10,431	—
Equity investments:
Equity investments	5,235	5,235	—	—
Derivative assets:
Interest rate swaps	82,306	—	82,306	—
Total asset recurring fair value measurements	$1,386,555	$5,235	$1,381,320	$—

Derivative liabilities:
Interest rate swaps	$21,217	$—	$21,217	$—
Total liability recurring fair value measurements	$21,217	$—	$21,217	$—

Nonrecurring fair value measurements
Foreclosed assets	$167	$—	$—	$167
Collateral-dependent loans (2)	7,815	—	—	7,815
Total asset nonrecurring fair value measurements	$7,982	$—	$—	$7,982
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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$560,510	$560,510	$560,510	$—	$—
Investment securities:
HTM, at carrying value	1,186,152	1,054,739	—	1,054,739	—
MBS:
HTM, at carrying value	120,901	111,423	—	111,423	—
FHLB stock, at cost	11,936	11,936	—	11,936	—
Equity investments	4,383	4,383	—	4,383	—
Loans, net of allowance for loan losses	4,481,836	4,198,879	—	—	4,198,879
Loans held for sale	10,894	10,894	—	10,894	—
Financial Liabilities:
Deposits	$6,549,681	$6,534,929	$—	$6,534,929	$—
Other borrowings	509,820	510,242	—	510,242	—
FHLB borrowings	212,648	202,750	—	202,750	—
Subordinated notes, net of unamortized debt issuance costs	93,877	86,285	—	86,285	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	57,480	—	57,480	—

		Estimated Fair Value
December 31, 2022	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$199,252	$199,252	$199,252	$—	$—
Investment securities:
HTM, at carrying value	1,190,108	1,023,376	—	1,023,376	—
MBS:
HTM, at carrying value	136,621	125,780	—	125,780	—
FHLB stock, at cost	9,190	9,190	—	9,190	—
Equity investments	5,946	5,946	—	5,946	—
Loans, net of allowance for loan losses	4,111,176	3,880,664	—	—	3,880,664
Loans held for sale	667	667	—	667	—
Financial liabilities:
Deposits	$6,198,019	$6,158,517	$—	$6,158,517	$—
Other borrowings	221,153	221,153	—	221,153	—
FHLB borrowings	153,358	140,976	—	140,976	—
Subordinated notes, net of unamortized debt issuance costs	98,674	91,357	—	91,357	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,265	60,594	—	60,594	—

13. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.42, $1.40 and $1.37 per share for the years ended December 31, 2023, 2022 and 2021, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2023, we exceeded all regulatory minimum capital requirements.

As of December 31, 2023, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%
December 31, 2022
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$687,686	12.63%	$245,107	4.50%	N/A	N/A
Bank Only	$823,323	15.12%	$245,085	4.50%	$354,012	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$746,140	13.70%	$326,809	6.00%	N/A	N/A
Bank Only	$823,323	15.12%	$326,780	6.00%	$435,707	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$877,281	16.11%	$435,746	8.00%	N/A	N/A
Bank Only	$855,790	15.71%	$435,707	8.00%	$544,633	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$746,140	9.96%	$299,511	4.00%	N/A	N/A
Bank Only	$823,323	11.00%	$299,410	4.00%	$374,263	5.00%
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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a DRIP which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2023, 38,884 shares were issued under this plan at an average price per share of $31.48, reflective of other trades at the time of each sale.  For the years ended December 31, 2022 and December 31, 2021, 31,853 and 34,150 shares, respectively, were issued under this plan at an average price per share of $38.70 and $39.64, respectively, reflective of other trades at the time of each sale.
We repurchased 1,435,193 shares of our common stock at a cost of $45.1 million during the year ended December 31, 2023, 923,775 shares of common stock at a cost of $33.8 million during the year ended December 31, 2022, and 938,484 shares of common stock at a cost of $34.1 million during the year ended December 31, 2021. Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. Our board of directors continually evaluates the Company's capital needs and those of the Bank and may, at its discretion, initiate, modify or discontinue an authorized repurchase plan without notice.
15. INCOME TAXES
The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current income tax expense	$16,547	$14,700	$12,674
Deferred income tax expense (benefit)	(2,110)	(89)	4,752
Income tax expense	$14,437	$14,611	$17,426

The components of the net deferred tax asset/liability as of December 31, 2023 and 2022 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$8,962	$
Retirement and other benefit plans		2,529
Premises and equipment		8,852
Operating lease liabilities	3,508
Operating lease ROU assets		3,116
Core deposit intangible		292
Unrealized losses on securities AFS	31,820
Effective hedging derivatives		6,268
Fair value adjustment on loans	436
Unfunded status of defined benefit plan	4,988
State business tax credit	181
Stock-based compensation	1,294
Other	294
Gross deferred tax assets/liabilities	51,483	21,057
Net deferred tax asset at December 31, 2023	$30,426

Allowance for loan losses	$7,668	$
Retirement and other benefit plans		2,435
Premises and equipment		9,269
Operating lease liabilities	3,585
Operating lease ROU assets		3,216
Core deposit intangible		548
Unrealized losses on securities AFS	44,299
Effective hedging derivatives		12,829
Fair value adjustment on loans	500
Unfunded status of defined benefit plan	5,184
State business tax credit	242
Stock-based compensation	1,177
Other	337
Gross deferred tax assets/liabilities	62,992	28,297
Net deferred tax asset at December 31, 2022	$34,695
A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$21,237	21.0%	$25,123	21.0%	$27,474	21.0%
Increase (decrease) in taxes from:
Tax exempt interest	(6,107)	(6.0)%	(10,345)	(8.6)%	(9,636)	(7.4)%
BOLI	(1,222)	(1.2)%	(555)	(0.5)%	(549)	(0.4)%
Share-based compensation	89	0.1%	(93)	(0.1)%	(392)	(0.3)%
State business tax	353	0.3%	312	0.3%	366	0.3%
Other, net	87	0.1%	169	0.1%	163	0.1%
Income tax expense	$14,437	14.3%	$14,611	12.2%	$17,426	13.3%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020 or Texas state tax examinations by tax authorities for years before 2019.  No valuation allowance was recorded at December 31, 2023 or 2022 as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at December 31, 2023 or 2022.

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
Our leases have remaining lease terms ranging from 1 month to 16.7 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 90 days. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
Balance sheet information related to leases was as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease ROU assets	$14,837	$15,314
Operating lease liabilities	$16,704	$17,070
The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$1,802	$1,773	$1,811

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows for operating leases	$1,716	$1,644	$2,016
ROU assets obtained in exchange for new operating lease liabilities (1)	$809	$1,531	$1,330
(1)For the year ended December 31, 2021, the ROU assets obtained were primarily due to one lease that commenced in January 2021 with an initial ROU asset of $1.1 million.

Additional information related to leases was as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	13.0	13.8
Weighted average discount rate	3.27%	2.98%

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2023 were as follows (in thousands):

Year ending December 31,
2024	$1,607
2025	1,754
2026	1,737
2027	1,616
2028	1,581
2029 and thereafter	12,281
Total lease payments (1)	20,576
Less: Interest	(3,872)
Present value of lease liabilities	$16,704
(1)Excludes $422,000 of lease payments for a lease executed but not yet commenced. Lease will commence in 2024 with a lease term of 5.4 years.
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
Gross rental income from these leases were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Gross rental income	$3,584	$3,173	$3,288

At December 31, 2023, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2024	$2,962
2025	2,297
2026	1,964
2027	1,197
2028	509
2029 and thereafter	794
Total lease payments	$9,723

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Balance at beginning of period	$3,687	$2,384	$6,386
Provision for (reversal of) off-balance-sheet credit exposures	245	1,303	(4,002)
Balance at end of period	$3,932	$3,687	$2,384

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2023	December 31, 2022

Commitments to extend credit	$1,082,327	$1,296,773
Standby letters of credit	10,823	26,844
Total	$1,093,150	$1,323,617

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
Securities. In the normal course of business we buy and sell securities.  At December 31, 2023 and December 31, 2022, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at December 31, 2023 or December 31, 2022.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Our market areas primarily include East and Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas. Part of the risk associated with real estate loans has been mitigated since 19.1% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
The MBS we hold consist exclusively of U.S. agency securities which are either directly or indirectly backed by the full faith and credit of the U.S. Government or guaranteed by GSEs.  The GNMA MBS are backed by the full faith and credit of the U.S. Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the U.S. government.

19. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2023	2022
ASSETS
Cash and due from banks	$5,097	$20,235
Investment in bank subsidiaries at equity in underlying net assets	917,035	879,449
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	4,765	4,411
Total assets	$928,723	$905,921
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes, net of unamortized debt issuance costs	$93,877	$98,674
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	60,265
Other liabilities	1,288	985
Total liabilities	155,435	159,924
Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,039,706 shares issued at December 31, 2023 and 38,000,822 shares issued at December 31, 2022)	47,550	47,501
Paid-in capital	788,840	784,545
Retained earnings	282,355	239,610
Treasury stock: (shares at cost, 7,790,276 at December 31, 2023 and 6,454,192 at December 31, 2022)	(231,995)	(188,203)
AOCI	(113,462)	(137,456)
Total shareholders’ equity	773,288	745,997
Total liabilities and shareholders’ equity	$928,723	$905,921

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
Income
Dividends from subsidiary	$85,000	$85,000	$100,000
Interest income	135	72	42
Other	587	—	—
Total income	85,722	85,072	100,042
Expense
Interest expense	8,424	6,412	9,636
Other	3,319	3,148	4,162
Total expense	11,743	9,560	13,798
Income before income tax expense	73,979	75,512	86,244
Income tax benefit	2,314	1,992	2,889
Income before equity in undistributed earnings of subsidiaries	76,293	77,504	89,133
Equity in undistributed earnings of subsidiaries	10,399	27,516	24,268
Net income	$86,692	$105,020	$113,401

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021

OPERATING ACTIVITIES:
Net Income	$86,692	$105,020	$113,401
Adjustments to reconcile net income to net cash provided by operations:
Amortization	159	145	277
Stock compensation expense	360	342	306
Equity in undistributed earnings of subsidiaries	(10,399)	(27,516)	(24,268)
(Gain on purchase) loss on redemption of subordinated notes	(587)	—	1,118
Net change in other assets	(354)	(27)	348
Net change in other liabilities	303	204	(1,732)
Net cash provided by operating activities	76,174	78,168	89,450
INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	—	—	(95)
Purchase/redemption of subordinated notes	(4,365)	—	(100,011)
Purchase of common stock	(45,074)	(33,708)	(34,148)
Proceeds from issuance of common stock	1,709	1,522	8,546
Cash dividends paid	(43,582)	(44,936)	(44,569)
Net cash (used in) provided by financing activities	(91,312)	(77,122)	(170,277)

Net increase (decrease) in cash and cash equivalents	(15,138)	1,046	(80,827)
Cash and cash equivalents at beginning of period	20,235	19,189	100,016
Cash and cash equivalents at end of period	$5,097	$20,235	$19,189

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
    Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 27, 2024

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2024

ITEM 9B. OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

(4)	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities of the Registrant Registered Under Section 12.		4.1	10-K	02/28/2020	0-12247

4.2	Indenture, dated as of November 6, 2020, by and between the Company and UMB Bank, National Association, as Trustee, including the form of the Notes attached as Exhibit A-2 thereto.		4.1	8-K	11/9/2020	0-12247

4.3	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (as filed with the Registrant’s Form 10-K for the year ended June 30, 1990).		**10 (b)	10-K	1991

10.2	Retirement Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.).		**10 (c)	10-K	1993

10.3	Deferred Compensation Agreement dated June 30, 1994 by and between Southside Bank and Lee Gibson, as amended October 15, 1997.		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated January 15, 2009, by and between Southside Bank and Julie Shamburger.		**10.4	10-K	02/26/2021	0-12247

10.5	First Amendment to Deferred Compensation Agreement dated February 25, 2021, by and between Southside Bank and Julie Shamburger.		**10.5	10-K	02/26/2021	0-12247

10.6	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander.		**10.2	10-Q	04/28/2017	0-12247

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe.		**10.7	10-K	02/28/2018	0-12247

10.8	Split Dollar Agreement dated September 7, 2004 with Lee R. Gibson, III.		**10 (i)	8-K	10/19/2004	3-17203

10.9	Split Dollar Agreement dated February 25, 2021 with Julie Shamburger.		**10.9	10-K	02/26/2021	0-12247

10.10	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson.	**10 (l)	8-K	10/26/2007	3-17203

10.11	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	04/28/2017	0-12247

10.12	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe.	**10.14	10-K	02/28/2018	0-12247

10.13	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and T.L. Arnold.	**10.5	S-4	07/18/2014	3-196817

10.14	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger.	**10.1	10-Q	10/26/2018	0-12247

10.15	Southside Bancshares, Inc. 2009 Incentive Plan.	**99.1	8-K	04/20/2009	3-17203

10.16	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.	**10.1	10-Q	08/08/2011	3-17203

10.17	Southside Bancshares, Inc. 2017 Incentive Plan.	**10.1	8-K	05/12/2017	0-12247

10.18	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.2	10-Q	10/27/2017	0-12247

10.19	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.3	10-Q	10/27/2017	0-12247

10.20	Form of Note Purchase Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.	10.1	8-K	11/9/2020	0-12247

10.21	Form of Registration Rights Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.	10.2	8-K	11/9/2020	0-12247

10.22	Southside Bancshares, Inc. Annual Incentive Program.	**10.1	8-K	06/21/2021	0-12247

10.23	Form of Southside Bancshares, Inc. Performance-Based Restricted Stock Unit Award Agreement for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	**10.1	10-Q	04/28/2022	0-12247

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97	Compensation Recoupment Policy	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 27, 2024	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 27, 2024	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	John R. (Bob) Garrett	Chairman of the Board	February 27, 2024
	John R. (Bob) Garrett	and Director

/s/	Donald W. Thedford	Vice Chairman of the Board	February 27, 2024
	Donald W. Thedford	and Director

/s/	Lee R. Gibson	President, Chief Executive Officer	February 27, 2024
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 27, 2024
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 27, 2024
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 27, 2024
Michael J. Bosworth

/s/	Herbert C. Buie	Director	February 27, 2024
Herbert C. Buie

/s/	Patricia A. Callan	Director	February 27, 2024
Patricia A. Callan

/s/	Shannon Dacus	Director	February 27, 2024
Shannon Dacus

/s/	Alton L. Frailey	Director	February 27, 2024
Alton L. Frailey

/s/	George H. (Trey) Henderson, III	Director	February 27, 2024
George H. (Trey) Henderson, III

/s/	Tony K. Morgan	Director	February 27, 2024
Tony K. Morgan

/s/	John F. Sammons, Jr.	Director	February 27, 2024
John F. Sammons, Jr.

/s/	H. J. Shands, III	Director	February 27, 2024
H. J. Shands, III

/s/	Preston L. Smith	Director	February 27, 2024
Preston L. Smith