Form 10-Q
period 2024-03-31
SOUTHSIDE BANCSHARES INC
filed 2024-04-26
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 24, 2024 was 30,284,712 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2023 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K filed with the SEC on February 27, 2024
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Southside Bancshares, Inc. |1

Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023

ASSETS
Cash and due from banks	$96,744	$122,021
Interest earning deposits	307,257	391,719
Federal funds sold	65,372	46,770
Total cash and cash equivalents	469,373	560,510
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,454,043 and $1,332,467, respectively)	1,405,221	1,296,294
Securities HTM (estimated fair value of $1,152,186 and $1,166,162, respectively)	1,306,898	1,307,053
FHLB stock, at cost	27,958	11,936
Equity investments	9,554	9,691
Loans held for sale	756	10,894
Loans:
Loans	4,577,368	4,524,510
Less: Allowance for loan losses	(43,557)	(42,674)
Net loans	4,533,811	4,481,836
Premises and equipment, net	139,491	138,950
Operating lease ROU assets	14,876	14,837
Goodwill	201,116	201,116
Other intangible assets, net	2,588	2,925
Interest receivable	39,716	50,489
Deferred tax asset, net	29,876	30,426
Unsettled trades to sell securities	6,406	—
BOLI	136,604	136,330
Other assets	29,619	31,627
Total assets	$8,353,863	$8,284,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,358,827	$1,390,407
Interest bearing	5,186,933	5,159,274
Total deposits	6,545,760	6,549,681
Other borrowings	457,685	509,820
FHLB borrowings	312,466	212,648
Subordinated notes, net of unamortized debt issuance costs	93,913	93,877
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,271	60,270
Unsettled trades to purchase securities	7,160	—
Operating lease liabilities	16,744	16,704
Other liabilities	71,942	68,626
Total liabilities	7,565,941	7,511,626

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,050,389 shares issued at March 31, 2024 and 38,039,706 shares issued at December 31, 2023)	47,563	47,550
Paid-in capital	789,964	788,840
Retained earnings	292,879	282,355
Treasury stock: (shares at cost, 7,766,701 at March 31, 2024 and 7,790,276 at December 31, 2023)	(231,625)	(231,995)
AOCI	(110,859)	(113,462)
Total shareholders’ equity	787,922	773,288
Total liabilities and shareholders’ equity	$8,353,863	$8,284,914
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans	$68,211	$54,776
Taxable investment securities	6,967	5,712
Tax-exempt investment securities	11,088	13,916
MBS	10,119	4,329
FHLB stock and equity investments	333	245
Other interest earning assets	6,040	1,870
Total interest income	102,758	80,848
Interest expense:
Deposits	38,198	19,906
FHLB borrowings	5,950	3,141
Subordinated notes	956	999
Trust preferred subordinated debentures	1,175	1,031
Other borrowings	3,131	2,418
Total interest expense	49,410	27,495
Net interest income	53,348	53,353
Provision for (reversal of) credit losses	58	(40)
Net interest income after provision for credit losses	53,290	53,393
Noninterest income:
Deposit services	5,985	6,422
Net gain (loss) on sale of securities AFS	(18)	(2,146)
Net gain on sale of equity securities	—	2,416
Gain (loss) on sale of loans	(436)	104
Trust fees	1,336	1,467
BOLI	784	1,675
Brokerage services	1,014	697
Other	1,059	1,398
Total noninterest income	9,724	12,033
Noninterest expense:
Salaries and employee benefits	23,113	21,856
Net occupancy	3,362	3,734
Advertising, travel & entertainment	950	1,050
ATM expense	325	355
Professional fees	1,154	1,372
Software and data processing	2,856	2,055
Communications	449	327
FDIC insurance	943	544
Amortization of intangibles	337	478
Other	3,392	3,078
Total noninterest expense	36,881	34,849
Income before income tax expense	26,133	30,577
Income tax expense	4,622	4,543
Net income	$21,511	$26,034

Earnings per common share – basic	$0.71	$0.83
Earnings per common share – diluted	$0.71	$0.83
Cash dividends paid per common share	$0.36	$0.35
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$21,511	$26,034
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(5,887)	13,019
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,023	1,992
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	18	2,146
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	13,616	(6,976)
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(6,642)	(5,108)
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	167	173
Other comprehensive income (loss), before tax	3,295	5,246
Income tax (expense) benefit related to items of other comprehensive income (loss)	(692)	(1,102)
Other comprehensive income (loss), net of tax	2,603	4,144
Comprehensive income (loss)	$24,114	$30,178

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,550	$788,840	$282,355	$(231,995)	$(113,462)	$773,288
Net income	—	—	21,511	—	—	21,511
Other comprehensive income (loss)	—	—	—	—	2,603	2,603
Issuance of common stock for dividend reinvestment plan (10,683 shares)	13	293	—	—	—	306
Stock compensation expense	—	756	—	—	—	756
Net issuance of common stock under employee stock plans (23,575 shares)	—	75	(95)	370	—	350
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,892)	—	—	(10,892)
Balance at March 31, 2024	$47,563	$789,964	$292,879	$(231,625)	$(110,859)	$787,922

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,501	$784,545	$239,610	$(188,203)	$(137,456)	$745,997
Net income	—	—	26,034	—	—	26,034
Other comprehensive income (loss)	—	—	—	—	4,144	4,144
Issuance of common stock for dividend reinvestment plan (8,026 shares)	10	292	—	—	—	302
Purchase of common stock (457,394 shares)	—	—	—	(15,945)	—	(15,945)
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (23,919 shares)	—	368	(91)	295	—	572
Cash dividends paid on common stock ($0.35 per share)	—	—	(10,988)	—	—	(10,988)
Balance at March 31, 2023	$47,511	$786,119	$254,565	$(203,853)	$(133,312)	$751,030

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$21,511	$26,034
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,468	2,636
Securities premium amortization (discount accretion), net	1,686	3,586
Loan (discount accretion) premium amortization, net	114	89
Provision for (reversal of) credit losses	58	(40)
Stock compensation expense	756	914
Deferred tax expense (benefit)	(142)	(194)
Net (gain) loss on sale of AFS securities	18	2,146
Net gain on sale of equity securities	—	(2,416)
Net loss on premises and equipment	6	4
Gross proceeds from sales of loans held for sale	4,824	4,309
Gross originations of loans held for sale	(2,778)	(4,049)
Net (gain) loss on consumer receivables	512	—
Net (gain) loss on OREO	—	(51)
Net change in:
Interest receivable	10,773	14,460
Other assets	17,911	(3,082)
Interest payable	(1,612)	3,253
Other liabilities	2,187	(23,968)
Net cash provided by (used in) operating activities	58,292	23,631

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(386,212)	(361,685)
Sales	917	237,316
Maturities, calls and principal repayments	264,068	8,617
Securities HTM:
Maturities, calls and principal repayments	879	14,970
Proceeds from sales of equity securities	—	3,785
Proceeds from redemption of FHLB stock and equity investments	29,930	18,370
Purchases of FHLB stock and equity investments	(45,815)	(25,973)
Net loan paydowns (originations)	(53,390)	(5,342)
Proceeds from sales of customer receivables	7,600	—
Purchases of premises and equipment	(2,565)	(2,183)
Proceeds from (purchases of) BOLI	1,549	—
Proceeds from sales of premises and equipment	(2)	—
Net proceeds from sales of OREO	—	144
Proceeds from sales of repossessed assets	91	93
Net cash provided by (used in) investing activities	(182,950)	(111,888)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
Southside Bancshares, Inc. | 7

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2024	2023
FINANCING ACTIVITIES:
Net change in deposits	(3,926)	(359,846)
Net change in other borrowings	(52,135)	404,474
Proceeds from FHLB borrowings	1,580,000	1,078,000
Repayment of FHLB borrowings	(1,480,182)	(898,175)
Proceeds from stock option exercises	434	640
Cash paid to tax authority related to tax withholding on share-based awards	(84)	(68)
Purchase of common stock	—	(14,842)
Proceeds from the issuance of common stock for dividend reinvestment plan	306	302
Cash dividends paid	(10,892)	(10,988)
Net cash provided by (used in) financing activities	33,521	199,497

Net increase (decrease) in cash and cash equivalents	(91,137)	111,240
Cash and cash equivalents at beginning of period	560,510	199,252
Cash and cash equivalents at end of period	$469,373	$310,492

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$51,022	$24,242
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$113	$13
Unsettled trades to purchase securities	$(7,160)	$—
Unsettled trades to sell securities	$6,406	$4,044
Unsettled trades to repurchase common stock	$—	$(957)

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share

Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic and Diluted Earnings:
Net income	$21,511	$26,034
Basic weighted-average shares outstanding	30,262	31,372
Add: Stock awards	43	92
Diluted weighted-average shares outstanding	30,305	31,464
Basic earnings per share:
Net income	$0.71	$0.83
Diluted earnings per share:
Net income	$0.71	$0.83
For the three months ended March 31, 2024, there were approximately 630,000 anti-dilutive shares. For the three months ended March 31, 2023, there were 121,000 anti-dilutive shares.
Southside Bancshares, Inc. |9

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(5,887)	13,616	—	7,729
Reclassification adjustments included in net income	2,041	(6,642)	167	(4,434)
Income tax (expense) benefit	807	(1,465)	(34)	(692)
Net current-period other comprehensive income (loss), net of tax	(3,039)	5,509	133	2,603
Ending balance, net of tax	$(110,538)	$18,312	$(18,633)	$(110,859)

	Three Months Ended March 31, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	13,019	(6,976)	—	6,043
Reclassification adjustments included in net income	4,138	(5,108)	173	(797)
Income tax (expense) benefit	(3,603)	2,537	(36)	(1,102)
Net current-period other comprehensive income (loss), net of tax	13,554	(9,547)	137	4,144
Ending balance, net of tax	$(135,627)	$21,680	$(19,365)	$(133,312)

Southside Bancshares, Inc. |10

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,023)	$(1,992)
Tax benefit	425	418
Net of tax	(1,598)	(1,574)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(18)	(2,146)
Tax (expense) benefit	4	451
Net of tax	(14)	(1,695)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	6,642	5,108
Tax benefit	(1,395)	(1,072)
Net of tax	5,247	4,036

Amortization of pension plan:
Net actuarial loss (4)	(167)	(173)
Tax benefit	34	36
Net of tax	(133)	(137)
Total reclassifications for the period, net of tax	$3,502	$630
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
Southside Bancshares, Inc. |11

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of March 31, 2024 and December 31, 2023 are reflected in the tables below (in thousands):

	March 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$139,205	$—	$19	$139,186
State and political subdivisions	594,449	126	46,030	548,545
Corporate bonds and other	14,587	37	915	13,709
MBS: (1)
Residential	700,572	2,613	4,108	699,077
Commercial	5,230	30	556	4,704
Total	$1,454,043	$2,806	$51,628	$1,405,221

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,039,958	$6,658	$138,034	$908,582
Corporate bonds and other	146,884	437	12,847	134,474
MBS: (1)
Residential	89,952	9	8,578	81,383
Commercial	30,104	—	2,357	27,747
Total	$1,306,898	$7,104	$161,816	$1,152,186

	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$139,706	$19	$—	$139,725
State and political subdivisions	603,913	362	35,530	568,745
Corporate bonds and other	14,569	31	507	14,093
MBS: (1)
Residential	569,039	3,202	3,258	568,983
Commercial	5,240	44	536	4,748
Total	$1,332,467	$3,658	$39,831	$1,296,294

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,039,440	$10,070	$126,233	$923,277
Corporate bonds and other	146,712	488	15,738	131,462
MBS: (1)
Residential	90,619	13	7,263	83,369
Commercial	30,282	—	2,228	28,054
Total	$1,307,053	$10,571	$151,462	$1,166,162
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. We did not transfer any securities from AFS to HTM during the three months ended March 31, 2024 or the year ended December 31, 2023. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $111.5 million ($88.1 million, net of tax) at March 31, 2024 and $113.5 million ($89.7 million, net of tax) at December 31, 2023. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities
Southside Bancshares, Inc. |12

transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. We transferred these securities due to overall balance sheet strategies, and our management has the current intent and ability to hold these securities until maturity.
Investment securities and MBS with carrying values of $2.31 billion and $2.28 billion were pledged as of March 31, 2024 and December 31, 2023, respectively, to collateralize FHLB borrowings, borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At March 31, 2024 and December 31, 2023, the amount of excess collateral at the FRDW was $251.9 million and $213.1 million, respectively.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of March 31, 2024 and December 31, 2023, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$139,186	$19	$—	$—	$139,186	$19
State and political subdivisions	7,464	73	524,101	45,957	531,565	46,030
Corporate bonds and other	3,450	108	9,332	807	12,782	915
MBS:
Residential	249,034	980	35,223	3,128	284,257	4,108
Commercial	—	—	2,455	556	2,455	556
Total	$399,134	$1,180	$571,111	$50,448	$970,245	$51,628

HELD TO MATURITY
Investment securities:
State and political subdivisions	$35,016	$563	$711,680	$137,471	$746,696	$138,034
Corporate bonds and other	2,714	125	126,059	12,722	128,773	12,847
MBS:
Residential	—	—	80,792	8,578	80,792	8,578
Commercial	—	—	27,747	2,357	27,747	2,357
Total	$37,730	$688	$946,278	$161,128	$984,008	$161,816

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$26,371	$297	$516,520	$35,233	$542,891	$35,530
Corporate bonds and other	8,103	319	5,071	188	13,174	507
MBS:
Residential	150,865	549	36,864	2,709	187,729	3,258
Commercial	—	—	2,484	536	2,484	536
Total	$185,339	$1,165	$560,939	$38,666	$746,278	$39,831

HELD TO MATURITY
Investment securities:
State and political subdivisions	$16,549	$123	$713,499	$126,110	$730,048	$126,233
Corporate bonds and other	9,956	1,135	114,787	14,603	124,743	15,738
MBS:
Residential	—	—	82,747	7,263	82,747	7,263
Commercial	—	—	28,054	2,228	28,054	2,228
Total	$26,505	$1,258	$939,087	$150,204	$965,592	$151,462
Southside Bancshares, Inc. |13

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
As of March 31, 2024 and December 31, 2023, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 396 AFS debt securities in an unrealized loss position at March 31, 2024. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. As of March 31, 2024, three bonds were rated below investment grade. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss, along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and primarily investment grade corporates, private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the three months ended March 31, 2024 or 2023.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2024, accrued interest receivable on AFS and HTM debt securities totaled $9.8 million and $8.4 million, respectively. As of December 31, 2023, accrued interest receivable on AFS and HTM debt securities totaled $15.4 million and $13.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2024 or December 31, 2023.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
U.S. Treasury	$2,023	$697
State and political subdivisions	14,269	17,099
Corporate bonds and other	1,763	1,832
MBS	10,119	4,329
Total interest income on securities	$28,174	$23,957

There was a $18,000 net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2024, which consisted of $79,000 in realized losses and $61,000 in realized gains.  There was a $2.1 million net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2023, which consisted of $3.3 million in realized losses and $1.1 million in realized gains. There were no sales from the HTM portfolio during the three months ended March 31, 2024 or 2023.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |14

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2024, are presented below by contractual maturity (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$141,441	$141,396
Due after one year through five years	1,913	1,916
Due after five years through ten years	22,220	21,278
Due after ten years	582,667	536,850
	748,241	701,440
MBS:	705,802	703,781
Total	$1,454,043	$1,405,221

	March 31, 2024
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$15,973	$15,772
Due after one year through five years	5,281	5,198
Due after five years through ten years	142,191	129,856
Due after ten years	1,023,397	892,230
	1,186,842	1,043,056
MBS:	120,056	109,130
Total	$1,306,898	$1,152,186

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2024 and December 31, 2023, we had equity investments recorded in our consolidated balance sheets of $9.6 million and $9.7 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three months ended March 31, 2024, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net gains (losses) recognized during the period on equity investments	$(56)	$2,500
Less: Net gains recognized during the period on equity investments sold during the period	—	2,416
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(56)	$84

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2024.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at March 31, 2024, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |15

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2024	December 31, 2023
Real estate loans:
Construction	$599,464	$789,744
1-4 family residential	720,508	696,738
Commercial	2,413,345	2,168,451
Commercial loans	358,053	366,893
Municipal loans	427,225	441,168
Loans to individuals	58,773	61,516
Total loans	4,577,368	4,524,510
Less: Allowance for loan losses	43,557	42,674
Net loans	$4,533,811	$4,481,836

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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2024 consisted of $1.83 billion of owner and non-owner occupied real estate, $551.8 million of loans secured by multi-family properties and $28.0 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |16

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
Watch List loans reported as 2024 originations as of March 31, 2024 and Watch List loans reported as 2023 originations as of December 31, 2023 were, for the majority, first originated in various years prior to 2024 and 2023, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |17

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$8,331	$138,169	$184,407	$64,103	$4,649	$9,006	$160,337	$569,002
Pass watch	—	—	13,912	—	266	—	—	14,178
Special mention	—	—	—	180	—	7	—	187
Substandard	—	—	16,019	65	—	—	—	16,084
Doubtful	—	—	—	—	—	13	—	13
Total construction real estate	$8,331	$138,169	$214,338	$64,348	$4,915	$9,026	$160,337	$599,464
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$7,326	$44,497	$148,117	$148,890	$112,986	$251,106	$1,545	$714,467
Pass watch	—	—	—	—	30	—	—	30
Special mention	—	—	—	512	74	—	—	586
Substandard	—	169	—	71	1,282	3,282	73	4,877
Doubtful	—	—	—	—	162	386	—	548
Total 1-4 family residential real estate	$7,326	$44,666	$148,117	$149,473	$114,534	$254,774	$1,618	$720,508
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Commercial real estate:
Pass	$57,374	$472,778	$690,253	$606,292	$173,900	$273,284	$16,515	$2,290,396
Pass watch	—	—	34,418	—	1,022	472	—	35,912
Special mention	24,541	17,353	1,470	—	—	34,443	—	77,807
Substandard	—	—	853	95	261	6,358	—	7,567
Doubtful	—	—	—	—	—	1,663	—	1,663
Total commercial real estate	$81,915	$490,131	$726,994	$606,387	$175,183	$316,220	$16,515	$2,413,345
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$18,574	$83,955	$56,619	$37,923	$9,421	$6,297	$139,370	$352,159
Pass watch	—	—	99	101	—	204	—	404
Special mention	—	183	169	—	13	147	—	512
Substandard	53	—	3,434	312	—	43	579	4,421
Doubtful	—	41	206	253	—	57	—	557
Total commercial loans	$18,627	$84,179	$60,527	$38,589	$9,434	$6,748	$139,949	$358,053
Current period gross charge-offs	$—	$65	$49	$37	$—	$—	$—	$151

Municipal loans:
Pass	$2,032	$38,519	$59,855	$67,922	$48,107	$210,790	$—	$427,225
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$2,032	$38,519	$59,855	$67,922	$48,107	$210,790	$—	$427,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$7,489	$18,441	$13,054	$9,886	$5,212	$2,557	$2,096	$58,735
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	10	—	10
Doubtful	—	15	2	—	1	10	—	28
Total loans to individuals	$7,489	$18,456	$13,056	$9,886	$5,213	$2,577	$2,096	$58,773
Current period gross charge-offs (1)	$427	$1	$18	$2	$13	$—	$—	$461

Total loans	$125,720	$814,120	$1,222,887	$936,605	$357,386	$800,135	$320,515	$4,577,368
Total current period gross charge-offs (1)	$427	$66	$67	$39	$13	$22	$—	$634
(1) Includes $306,000 in charged off demand deposit overdrafts reported as 2024 originations.
Southside Bancshares, Inc. |18

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$132,838	$236,573	$196,311	$37,997	$3,938	$6,457	$144,358	$758,472
Pass watch	—	7,798	—	—	—	—	—	7,798
Special mention	13,166	9,456	698	—	7	—	—	23,327
Substandard	36	—	68	—	—	43	—	147
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$146,040	$253,827	$197,077	$37,997	$3,945	$6,500	$144,358	$789,744
Current period gross charge-offs	$—	$92	$—	$—	$—	$—	$—	$92

1-4 family residential real estate:
Pass	$41,520	$126,981	$145,671	$114,631	$63,710	$196,651	$1,803	$690,967
Pass watch	—	—	—	32	—	—	—	32
Special mention	—	—	—	75	—	—	—	75
Substandard	325	—	73	1,379	—	3,259	74	5,110
Doubtful	—	—	—	163	—	391	—	554
Total 1-4 family residential real estate	$41,845	$126,981	$145,744	$116,280	$63,710	$200,301	$1,877	$696,738
Current period gross charge-offs	$—	$—	$—	$—	$1	$118	$—	$119

Commercial real estate:
Pass	$469,844	$641,577	$495,363	$143,150	$91,085	$189,021	$16,493	$2,046,533
Pass watch	24,300	34,424	255	1,037	333	146	—	60,495
Special mention	17,403	—	—	—	9,746	25,072	—	52,221
Substandard	—	862	95	269	1,565	6,346	—	9,137
Doubtful	—	—	—	—	65	—	—	65
Total commercial real estate	$511,547	$676,863	$495,713	$144,456	$102,794	$220,585	$16,493	$2,168,451
Current period gross charge-offs	$—	$—	$—	$—	$788	$—	$—	$788

Commercial loans:
Pass	$78,090	$62,192	$42,114	$10,708	$4,356	$3,310	$161,153	$361,923
Pass watch	—	128	117	—	—	18	—	263
Special mention	191	174	—	16	—	162	—	543
Substandard	14	2,357	73	—	65	12	821	3,342
Doubtful	238	267	133	—	64	120	—	822
Total commercial loans	$78,533	$65,118	$42,437	$10,724	$4,485	$3,622	$161,974	$366,893
Current period gross charge-offs	$745	$440	$44	$26	$23	$5	$—	$1,283

Municipal loans:
Pass	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$22,788	$15,503	$11,588	$6,256	$2,180	$941	$2,216	$61,472
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	13	—	—	13
Doubtful	4	17	—	10	—	—	—	31
Total loans to individuals	$22,792	$15,520	$11,588	$6,266	$2,193	$941	$2,216	$61,516
Current period gross charge-offs	$1,682	$54	$61	$20	$6	$99	$—	$1,922

Total loans	$839,785	$1,199,738	$961,538	$365,469	$217,076	$613,986	$326,918	$4,524,510
Total current period gross charge-offs (1)	$2,427	$586	$105	$46	$818	$222	$—	$4,204
(1) Includes $1.7 million in charged off demand deposit overdrafts reported as 2023 originations.

Southside Bancshares, Inc. |19

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$20	$—	$—	$20	$599,444	$599,464
1-4 family residential	4,908	26	2,230	7,164	713,344	720,508
Commercial	1,250	1,781	346	3,377	2,409,968	2,413,345
Commercial loans	1,261	78	165	1,504	356,549	358,053
Municipal loans	—	—	—	—	427,225	427,225
Loans to individuals	55	24	—	79	58,694	58,773
Total	$7,494	$1,909	$2,741	$12,144	$4,565,224	$4,577,368

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$474	$—	$29	$503	$789,241	$789,744
1-4 family residential	4,638	774	1,700	7,112	689,626	696,738
Commercial	621	34	40	695	2,167,756	2,168,451
Commercial loans	1,693	347	127	2,167	364,726	366,893
Municipal loans	27	—	—	27	441,141	441,168
Loans to individuals	107	1	10	118	61,398	61,516
Total	$7,560	$1,156	$1,906	$10,622	$4,513,888	$4,524,510

Southside Bancshares, Inc. |20

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Construction	$40	$29
1-4 family residential	2,767	2,093
Commercial	2,423	528
Commercial loans	2,451	1,208
Loans to individuals	28	31
Total nonaccrual loans (1)	7,709	3,889

Accruing loans past due more than 90 days	—	—
Restructured loans	151	13
OREO	119	99
Repossessed assets	—	—
Total nonperforming assets	$7,979	$4,001

(1)    Includes $535,000 and $506,000 of restructured loans as of March 31, 2024 and December 31, 2023, respectively.

The increase in nonaccrual loans was primarily due to one commercial real estate loan and one commercial loan relationship that were put on nonaccrual during the three months ended March 31, 2024. We reversed $34,000 of interest income on nonaccrual loans during the three months ended March 31, 2024, and $26,000 for the three months ended March 31, 2023. We had $939,000 and $1.0 million of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2024 and December 31, 2023, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2024 and December 31, 2023, we had $10.6 million and $7.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $1.2 million and $1.0 million loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2024 and December 31, 2023, respectively.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the three months ended March 31, 2024 were not significant.
There were no loans restructured during the three months ended March 31, 2024. There were 3 loans totaling $535,000 included in nonperforming assets as of March 31, 2024. There was one commercial loan for $179,000 that was restructured with an extension of amortization period as of March 31, 2023 and is included in our nonaccrual loans in nonperforming assets.
On an ongoing basis, the performance of the restructured loans is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2024 and 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At March 31, 2024, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Southside Bancshares, Inc. |21

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off	—	(22)	—	(151)	—	(461)	(634)
Recoveries of loans charged-off	—	11	3	56	—	277	347
Net loans (charged-off) recovered	—	(11)	3	(95)	—	(184)	(287)
Provision for (reversal of) loan losses	(367)	(61)	624	783	—	191	1,170
Balance at end of period	$4,920	$2,768	$32,893	$2,774	$19	$183	$43,557

	Three Months Ended March 31, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off	—	(49)	—	(109)	—	(475)	(633)
Recoveries of loans charged-off	1	5	—	60	—	296	362
Net loans (charged-off) recovered	1	(44)	—	(49)	—	(179)	(271)
Provision for (reversal of) loan losses	(13)	185	20	(285)	(1)	182	88
Balance at end of period	$3,152	$2,314	$28,721	$1,901	$44	$200	$36,332

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $21.5 million and $21.3 million, respectively.

Southside Bancshares, Inc. |22

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2024	December 31, 2023
Other borrowings:
Balance at end of period	$457,685	$509,820
Average amount outstanding during the period (1)	229,464	436,676
Maximum amount outstanding during the period (2)	457,685	1,030,421
Weighted average interest rate during the period (3)	5.5%	4.9%
Interest rate at end of period (4)	5.3%	5.0%

FHLB borrowings:
Balance at end of period	$312,466	$212,648
Average amount outstanding during the period (1)	607,033	276,584
Maximum amount outstanding during the period (2)	702,527	533,242
Weighted average interest rate during the period (3)	3.9%	2.5%
Interest rate at end of period (5)	3.0%	1.2%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2024 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$453,635	$4,050	$—	$—	$—	$—	$457,685
FHLB borrowings	310,748	775	391	411	141	—	312,466
Total obligations	$764,383	$4,825	$391	$411	$141	$—	$770,151

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at March 31, 2024 or December 31, 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At March 31, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $251.9 million. There were $250.0 million in borrowings from the FRDW at March 31, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were $116.1 million in borrowings from the BTFP at March 31, 2024, with a remaining maturity under one year. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2024, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $91.6 million at March 31, 2024 and $92.1 million at December 31, 2023, and had maturities of less than 1.4 years.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
Southside Bancshares, Inc. |23

FHLB borrowings represent borrowings with fixed interest rates ranging from 0.61% to 4.80% and with remaining maturities of one day to 4.3 years at March 31, 2024.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At March 31, 2024, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $2.01 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$93,913	$93,877
Total Subordinated notes	93,913	93,877
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,579	20,578
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,271	60,270
Total Long-term debt	$154,184	$154,147

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.1 million at March 31, 2024 and December 31, 2023.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $40,000 at March 31, 2024 and $41,000 at December 31, 2023.

As of March 31, 2024, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes (1)	November 6, 2020	$100,000	Fixed-to-Floating	3.875%	November 15, 2030
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month SOFR + 3.20%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month SOFR + 1.56%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month SOFR + 2.51%	September 15, 2037
Magnolia Trust Company I (2)	May 20, 2005	$3,609	Floating	3 month SOFR + 2.06%	November 23, 2035
(1)On June 14, 2023, the Company repurchased $5.0 million of the $100 million fixed-to-floating rate subordinated notes that mature on November 15, 2030.
Southside Bancshares, Inc. |24

(2)On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.

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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2024	2023	2024	2023	2024	2023
Interest cost	$910	$925	$28	$32	$203	$206
Expected return on assets	(1,215)	(1,143)	(46)	(47)	—	—
Net loss amortization	149	166	—	—	18	7
Net periodic benefit cost (income)	$(156)	$(52)	$(18)	$(15)	$221	$213

All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $167,000 and $173,000 for the three months ended March 31, 2024 and 2023, respectively.
Southside Bancshares, Inc. |25

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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $940 billion of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate.
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
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. During 2022, we entered into partial term fair value hedges, as allowed under ASU 2017-12, for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of March 31, 2024, hedged securities with a carrying amount of $449.4 million are included in our AFS securities portfolio in our consolidated balance sheets. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. During 2023, we terminated some of our fair value hedging relationships and sold the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value net gain of $6.5 million recognized in earnings and recorded in noninterest income during the year ended December 31, 2023.
The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	March 31, 2024	December 31, 2023
Amortized cost of hedged assets - Securities AFS	$485,979	$487,486
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	20,422	13,642
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
Southside Bancshares, Inc. |26

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
At March 31, 2024 and December 31, 2023, net derivative assets included $65.4 million and $46.8 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$940,000	$26,043	$1,824	$1,010,000	$24,223	$6,910
Swaps-Fair Value Hedge-Financial institution counterparties	453,440	20,422	—	453,440	13,658	16
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	245,874	21,786	27	248,073	18,249	509
Swaps-Customer counterparties	245,874	27	21,786	248,073	509	18,249
Gross derivatives		68,278	23,637		56,639	25,684
Offsetting derivative assets/liabilities		(1,851)	(1,851)		(7,435)	(7,435)
Cash collateral received/posted		(65,360)	—		(46,760)	—
Net derivatives included in the consolidated balance sheets (2)		$1,067	$21,786		$2,444	$18,249
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At March 31, 2024, we had $1.0 million credit exposure related to interest rate swaps with financial institutions and $27,000 related to interest rate swaps with customers. At December 31, 2023, we had $1.9 million credit exposure related to interest rate swaps with financial institutions and $509,000 related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are
Southside Bancshares, Inc. |27

presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$940,000	2.3	5.40%	2.94%	$1,010,000	2.3	5.44%	2.65%
Swaps-Fair Value hedge
Financial institution counterparties	453,440	5.1	5.34%	3.13%	453,440	5.4	5.37%	3.13%
Swaps-Non-hedging
Financial institution counterparties	245,874	7.2	5.81%	2.87%	248,073	7.4	5.84%	2.88%
Customer counterparties	245,874	7.2	2.87%	5.81%	248,073	7.4	2.88%	5.84%

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended March 31,
	2024	2023
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$4,111	$3,071
Gain (loss) included in interest expense on FHLB borrowings	2,531	1,901
Gain (loss) included in interest expense on other borrowings	—	136
	6,642	5,108
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	2,622	2,450
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	—	160
Southside Bancshares, Inc. |28

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
Southside Bancshares, Inc. |29

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2024 and December 31, 2023.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2024 and December 31, 2023, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |30

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$139,186	$139,186	$—	$—
State and political subdivisions	548,545	—	548,545	—
Corporate bonds and other	13,709	—	13,709	—
MBS: (1)
Residential	699,077	—	699,077	—
Commercial	4,704	—	4,704	—
Equity investments:
Equity investments	5,252	5,252	—	—
Derivative assets:
Interest rate swaps	68,278	—	68,278	—
Total asset recurring fair value measurements	$1,478,751	$144,438	$1,334,313	$—

Derivative liabilities:
Interest rate swaps	$23,637	$—	$23,637	$—
Total liability recurring fair value measurements	$23,637	$—	$23,637	$—

Nonrecurring fair value measurements
Foreclosed assets	$119	$—	$—	$119
Collateral-dependent loans (2)	9,660	—	—	9,660
Total asset nonrecurring fair value measurements	$9,779	$—	$—	$9,779
Southside Bancshares, Inc. |31

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2023	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$139,725	$139,725	$—	$—
State and political subdivisions	568,745	—	568,745	—
Corporate bonds and other	14,093	—	14,093	—
MBS: (1)
Residential	568,983	—	568,983	—
Commercial	4,748	—	4,748	—
Equity investments:
Equity investments	5,308	5,308	—	—
Derivative assets:
Interest rate swaps	56,639	—	56,639	—
Total asset recurring fair value measurements	$1,358,241	$145,033	$1,213,208	$—

Derivative liabilities:
Interest rate swaps	$25,684	$—	$25,684	$—
Total liability recurring fair value measurements	$25,684	$—	$25,684	$—

Nonrecurring fair value measurements
Foreclosed assets	$99	$—	$—	$99
Collateral-dependent loans (2)	7,000	—	—	7,000
Total asset nonrecurring fair value measurements	$7,099	$—	$—	$7,099
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. |32

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

Southside Bancshares, Inc. |33

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$469,373	$469,373	$469,373	$—	$—
Investment securities:
HTM, at carrying value	1,186,842	1,043,056	—	1,043,056	—
MBS:
HTM, at carrying value	120,056	109,130	—	109,130	—
FHLB stock, at cost	27,958	27,958	—	27,958	—
Equity investments	4,302	4,302	—	4,302	—
Loans, net of allowance for loan losses	4,533,811	4,228,531	—	—	4,228,531
Loans held for sale	756	756	—	756	—
Financial liabilities:
Deposits	$6,545,760	$6,523,686	$—	$6,523,686	$—
Other borrowings	457,685	458,750	—	458,750	—
FHLB borrowings	312,466	303,076	—	303,076	—
Subordinated notes, net of unamortized debt issuance costs	93,913	87,292	—	87,292	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,271	57,168	—	57,168	—

		Estimated Fair Value
December 31, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$560,510	$560,510	$560,510	$—	$—
Investment securities:
HTM, at carrying value	1,186,152	1,054,739	—	1,054,739	—
Mortgage-backed securities:
HTM, at carrying value	120,901	111,423	—	111,423	—
FHLB stock, at cost	11,936	11,936	—	11,936	—
Equity investments	4,383	4,383	—	4,383	—
Loans, net of allowance for loan losses	4,481,836	4,198,879	—	—	4,198,879
Loans held for sale	10,894	10,894	—	10,894	—
Financial liabilities:
Deposits	$6,549,681	$6,534,929	$—	$6,534,929	$—
Other borrowings	509,820	510,242	—	510,242	—
FHLB borrowings	212,648	202,750	—	202,750	—
Subordinated notes, net of unamortized debt issuance costs	93,877	86,285	—	86,285	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	57,480	—	57,480	—

Southside Bancshares, Inc. |34

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Current income tax expense	$4,764	$4,737
Deferred income tax expense (benefit)	(142)	(194)
Income tax expense	$4,622	$4,543

The net deferred tax asset totaled $29.9 million at March 31, 2024 as compared to $30.4 million at December 31, 2023. The slight decrease in the net deferred tax asset is primarily the result of an increase in the estimated fair value of the effective hedging derivatives.  No valuation allowance was recorded at March 31, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2024 or December 31, 2023.
We recognized income tax expense of $4.6 million for an ETR of 17.7% for the three months ended March 31, 2024, compared to income tax expense of $4.5 million for an ETR of 14.9% for the three months ended March 31, 2023. The higher ETR for the three months ended March 31, 2024 was primarily due to a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same period in 2023. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2024 and 2023 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020 or Texas state tax examinations by tax authorities for years before 2019.
Southside Bancshares, Inc. |35

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Balance at beginning of period	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	(1,112)	(128)
Balance at end of period	$2,820	$3,559

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2024	December 31, 2023

Commitments to extend credit	$999,493	$1,082,327
Standby letters of credit	12,385	10,823
Total	$1,011,878	$1,093,150

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
Leases. There were $372,000 and $192,000 operating lease ROU assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2024 and 2023, respectively.
Securities. In the normal course of business we buy and sell securities. At March 31, 2024, there were $7.2 million unsettled trades to purchase securities and $6.4 million unsettled trades to sell securities. At December 31, 2023, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2024 or December 31, 2023.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |36

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, and in our 2023 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A. of the 2023 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and changes in interest rates by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•inflation and fluctuations in interest rates that reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, and the cost we pay to retain and attract deposits and secure other types of funding;
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
Southside Bancshares, Inc. |37

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
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I – Item 1A. Risk Factors” in the 2023 Form 10-K.
Southside Bancshares, Inc. |38

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments, unless otherwise required by law.
Critical Accounting Estimates
Our accounting and reporting estimates conform with U.S. GAAP and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters that are highly uncertain to be critical accounting estimates. We consider our critical accounting estimates to include allowance for credit losses on loans and off-balance-sheet credit exposure.
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2023 Form 10-K. As of March 31, 2024, there have been no significant changes to our critical accounting estimates.

Southside Bancshares, Inc. |39

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

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2024	2023
Net interest income (GAAP)	$53,348	$53,353
Tax equivalent adjustments:
Loans	656	697
Tax-exempt investment securities	2,080	2,550
Net interest income (FTE) (1)	$56,084	$56,600

Average earning assets	$7,882,337	$7,161,836

Net interest margin	2.72%	3.02%
Net interest margin (FTE) (1)	2.86%	3.21%

Net interest spread	2.02%	2.44%
Net interest spread (FTE) (1)	2.16%	2.62%
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
Southside Bancshares, Inc. |40

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of inflation, continued higher interest rates and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Ongoing elevated inflation levels and continued higher interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits were $6.55 billion at March 31, 2024, a slight decrease of $3.9 million, or 0.1%, from December 31, 2023. At March 31, 2024, we had 179,889 total deposit accounts with an average balance of $32,000. Our estimated uninsured deposits was 36.5% of total deposits as of March 31, 2024. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 18.5% of total deposits as of March 31, 2024.
We continued to increase interest rates paid on deposits during the quarter in order to retain deposits. Our noninterest bearing deposits represent approximately 20.8% of total deposits. During the three months ended March 31, 2024, our cost of interest bearing deposits increased 115 basis points from 1.82% for the three months ended March 31, 2023 to 2.97%. Our cost of total deposits for the first quarter of 2024 increased 102 basis points from 1.34% for the three months ended March 31, 2023 to 2.36%.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s BTFP to reduce our overall funding costs and to enhance our interest rate risk position. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. As of March 31, 2024, our BTFP borrowings totaled $116.1 million at a cost of 5.40%, compared to $117.7 million at a cost of 4.37% at December 31, 2023.
The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of March 31, 2024 (in thousands):

	March 31, 2024
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,325,710	$312,466	$2,013,244	$310,000
Federal Reserve discount window	501,935	250,000	251,935	—
Correspondent bank lines of credit	80,000	—	80,000	—
Federal Reserve Bank Term Funding Program	116,085	116,085	—	—
Total liquidity lines	$3,023,730	$678,551	$2,345,179	$310,000

Operating Results
Net income decreased $4.5 million, or 17.4%, to $21.5 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in net income was primarily a result of the $2.3 million decrease in noninterest income and the $2.0 million increase in noninterest expense. Earnings per diluted common share decreased $0.12, or 14.5%, to $0.71 for the three months ended March 31, 2024, compared to $0.83 for the three months ended March 31, 2023.
Southside Bancshares, Inc. |41

Financial Condition
Our total assets increased $68.9 million, or 0.8%, to $8.35 billion at March 31, 2024 from $8.28 billion at December 31, 2023. Our securities portfolio increased by $108.8 million, or 4.2%, to $2.71 billion, compared to $2.60 billion at December 31, 2023. The increase in the securities portfolio was due to purchases of MBS, partially offset by a decrease in municipal bonds during the three months ended March 31, 2024. Our FHLB stock increased $16.0 million, or 134.2%, to $28.0 million from $11.9 million at December 31, 2023, due to the increase in our FHLB borrowings during the three months ended March 31, 2024.
Loans at March 31, 2024 were $4.58 billion, an increase of $52.9 million, or 1.2%, compared to December 31, 2023, due to increases of $244.9 million in commercial real estate loans and $23.8 million in 1-4 family residential loans. The increases were partially offset by decreases of $190.3 million in construction loans, $13.9 million in municipal loans, $8.8 million in commercial loans, and $2.7 million in loans to individuals. Loans held for sale decreased $10.1 million, or 93.1%, to $756,000 at March 31, 2024 from $10.9 million at December 31, 2023 due to the sale of a $7.9 million commercial real estate loan relationship during the three months ended March 31, 2024.
Our nonperforming assets at March 31, 2024 increased $4.0 million, or 99.4%, to $8.0 million and represented 0.10% of total assets, compared to $4.0 million, or 0.05% of total assets, at December 31, 2023.  Nonaccruing loans increased $3.8 million, or 98.2%, to $7.7 million, and the ratio of nonaccruing loans to total loans was 0.17% and 0.09% for March 31, 2024 and December 31, 2023, respectively. The increase in nonaccrual loans was primarily due to one commercial real estate loan and one commercial loan relationship that were put on nonaccrual during the three months ended March 31, 2024. Restructured loans were $151,000 as of March 31, 2024, compared to $13,000 at December 31, 2023. There were no repossessed assets at March 31, 2024 or December 31, 2023. There was $119,000 and $99,000 of OREO at March 31, 2024 and December 31, 2023, respectively.
Our deposits slightly decreased $3.9 million, or 0.1%, with a balance of $6.55 billion at March 31, 2024 and December 31, 2023, which consisted of a decrease of $31.6 million in noninterest bearing deposits, partially offset by an increase of $27.7 million in interest bearing deposits.
Total FHLB borrowings increased $99.8 million, or 46.9%, to $312.5 million at March 31, 2024 from $212.6 million at December 31, 2023.
Other borrowings decreased $52.1 million, or 10.2%, to $457.7 million at March 31, 2024, from $509.8 million at December 31, 2023, which was primarily due to a $50.0 million decrease in borrowings from the FRDW.
Our total shareholders’ equity at March 31, 2024 increased 1.9%, or $14.6 million, to $787.9 million, or 9.4% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $21.5 million, other comprehensive income of $2.6 million, stock compensation expense of $756,000, net issuance of common stock under employee stock plans of $350,000 and common stock issued under our dividend reinvestment plan of $306,000, partially offset by cash dividends paid of $10.9 million.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, inflation risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |42

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
Due to disruptions in the banking industry during the first quarter of 2023, we increased the balance of securities pledged as collateral at the FRDW in preparation for potential liquidity needs and utilized the BTFP as a source of wholesale funding to reduce interest cost and interest rate risk. We ended the first quarter of 2024 with approximately $251.9 million in available liquidity from the FRDW, in addition to the approximately $2.01 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At March 31, 2024, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 18.5%, or $1.21 billion.
During the three months ended March 31, 2024, we entered into an additional $50 million cash flow hedge swap while $120 million of cash flow hedge swaps matured. At March 31, 2024, FHLB advances of $310 million and brokered deposits of $630 million were hedged with our $940 million of cash flow swaps. As of March 31, 2024, a pre-tax unrealized gain of $24.2 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. At March 31, 2024, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 53% of the funding source, of which approximately 64% is swapped at a fixed rate, providing protection from rising interest rates.
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
Risks associated with this asset structure include a potentially lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS, municipal and corporate securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal and corporate securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2023 Form 10-K for a discussion of risks related to interest rates.  An additional risk is significant increases in interest rates, especially long-term interest rates, which could adversely impact the fair value of the AFS securities portfolio and could also impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
Our securities portfolio increased from $2.60 billion at December 31, 2023 to $2.71 billion at March 31, 2024. The increase in the securities portfolio was due to securities purchased during the three months ended March 31, 2024, which more than offset sales of securities and principal payments.
During the three months ended March 31, 2024, the composition of the securities portfolio continued to change as MBS increased while the remaining categories in the portfolio decreased. The increase in MBS was attributable to purchases of U.S. Agency MBS, partially offset by MBS principal payments. During the three months ended March 31, 2024, we purchased $237.5 million in short-term U.S. Treasury Bills and $155.8 million in MBS. Sales during the three months ended March 31, 2024 included $7.3 million in municipal securities to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the three months ended March 31, 2024 resulted in a net realized loss of $18,000.
At March 31, 2024, securities as a percentage of assets totaled 32.5%, compared to 31.4% at December 31, 2023, due to a $108.8 million, or 4.2%, increase in securities, while cash and cash equivalents decreased to 5.62% of total assets at March 31, 2024, compared to 6.77% at December 31, 2023. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
Southside Bancshares, Inc. |43

During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of March 31, 2024, hedged securities with a carrying amount of $449.4 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 32% and 82% of the AFS securities portfolio and the AFS municipal portfolio, respectively. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and borrowings from the Federal Reserve through the FRDW and BTFP. Our FHLB borrowings increased 46.9%, or $99.8 million, to $312.5 million at March 31, 2024 from $212.6 million at December 31, 2023.
As of March 31, 2024, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 25.3% from 25.5% at December 31, 2023, and increased from 25.1% at March 31, 2023.
Our brokered deposits may consist of CDs and non-maturity deposits. We had $117.6 million in brokered CDs at March 31, 2024. We had no brokered CDs at December 31, 2023. At March 31, 2024, our brokered CDs had a weighted average cost of 533 basis points and remaining maturities of approximately three months or less. Our brokered non-maturity deposits decreased to $664.5 million at March 31, 2024, of which $630.0 million are related to our cash flow hedges, from $828.0 million at December 31, 2023, with a weighted average cost of 323 basis points for both periods. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.20 billion, or 20% of total deposits. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $940.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to overnight SOFR. In connection with $940.0 million and $1.01 billion of the agreements outstanding at March 31, 2024 and December 31, 2023, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 3.08% with a remaining average weighted maturity of 2.3 years at March 31, 2024. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
Southside Bancshares, Inc. |44

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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans	$68,211	$54,776
Taxable investment securities	6,967	5,712
Tax-exempt investment securities	11,088	13,916
MBS	10,119	4,329
FHLB stock and equity investments	333	245
Other interest earning assets	6,040	1,870
Total interest income	102,758	80,848
Interest expense:
Deposits	38,198	19,906
FHLB borrowings	5,950	3,141
Subordinated notes	956	999
Trust preferred subordinated debentures	1,175	1,031
Repurchase agreements	967	492
Other borrowings	2,164	1,926
Total interest expense	49,410	27,495
Net interest income	$53,348	$53,353

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the year ended December 31, 2023, the Federal Reserve increased the target federal funds rate by 100 basis points to 5.25% to 5.50%. During the three months ended March 31, 2024, the Federal Reserve held the rate steady but has indicated it may cut interest rates in 2024. The increase in the federal funds rate has resulted in a slight decrease in our net interest income. If the federal funds rate remains elevated or increases further and the yield curve remains inverted, it may continue to negatively impact our net interest income.
Net interest income for the three months ended March 31, 2024, declined slightly when compared to the same period in 2023. The decrease in net interest income for the three months ended March 31, 2024, was due to the increase in interest expense on our interest bearing liabilities due to higher interest rates and an increase in the average balance of our interest bearing liabilities, partially offset by the increase in interest income, a result of the increase in the average yield and average balance of interest earning assets. Total interest income increased $21.9 million, or 27.1%, to $102.8 million for the three months ended March 31, 2024, compared to $80.8 million during the same period in 2023. Total interest expense increased $21.9 million, or 79.7%, to $49.4 million for the three months ended March 31, 2024, compared to $27.5 million for the same period in 2023. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.72% and 2.86%, respectively, for the three months ended March 31, 2024, compared to 3.02% and 3.21%, respectively, for the same period in 2023, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.02% and 2.16%, respectively, compared to 2.44% and 2.62%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |45

Quarterly Analysis of Changes in Interest Income and Interest Expense
The following table presents on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and from changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands). The comparison between the quarters includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below.

	Three Months Ended March 31, 2024 Compared to 2023
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$6,099	$6,541	$756	$13,396
Loans held for sale	26	(28)	—	(2)
Taxable investment securities	773	405	77	1,255
Tax-exempt investment securities (1)	(4,096)	653	145	(3,298)
Mortgage-backed and related securities	3,646	2,033	111	5,790
FHLB stock, at cost, and equity investments	70	14	4	88
Interest earning deposits	3,932	180	57	4,169
Federal funds sold	(124)	116	9	1
Total earning assets	10,326	9,914	1,159	21,399
Interest expense on:
Savings accounts	(129)	224	16	111
CDs	1,212	3,608	114	4,934
Interest bearing demand accounts	3,347	9,610	290	13,247
FHLB borrowings	1,838	906	65	2,809
Subordinated notes, net of unamortized debt issuance costs	(49)	(5)	11	(43)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	131	13	144
Repurchase agreements	241	224	10	475
Other borrowings	8	206	24	238
Total interest bearing liabilities	6,468	14,904	543	21,915
Net change	$3,858	$(4,990)	$616	$(516)
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the three months ended March 31, 2024, was attributable to an increase in the average yield on interest earning assets to 5.38% from 4.76% for the same period in 2023, as well as a $720.5 million, or 10.1%, increase in the average balance of interest earning assets for the three months ended March 31, 2024, compared to the same period in 2023. The increase in total interest expense for the three months ended March 31, 2024, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 3.22% from 2.14% for the same period in 2023, and an increase in the average balance of our interest bearing liabilities of $969.8 million, or 18.6%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase in average earning assets was primarily the result of the increase in loans, interest earning deposits and MBS, partially offset by the decrease in tax-exempt investment securities.
Southside Bancshares, Inc. |46

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2024 and 2023. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,559,602	$68,849	6.07%	$4,128,775	$55,453	5.45%
Loans held for sale	8,834	18	0.82%	1,662	20	4.88%
Securities:
Taxable investment securities (2)	780,423	6,967	3.59%	690,864	5,712	3.35%
Tax-exempt investment securities (2)	1,285,922	13,168	4.12%	1,692,700	16,466	3.95%
Mortgage-backed and related securities (2)	764,713	10,119	5.32%	455,811	4,329	3.85%
Total securities	2,831,058	30,254	4.30%	2,839,375	26,507	3.79%
FHLB stock, at cost, and equity investments	40,063	333	3.34%	31,470	245	3.16%
Interest earning deposits	380,181	5,202	5.50%	87,924	1,033	4.76%
Federal funds sold	62,599	838	5.38%	72,630	837	4.67%
Total earning assets	7,882,337	105,494	5.38%	7,161,836	84,095	4.76%
Cash and due from banks	114,379			107,765
Accrued interest and other assets	441,783			398,709
Less: Allowance for loan losses	(42,973)			(36,690)
Total assets	$8,395,526			$7,631,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$604,529	1,424	0.95%	$665,919	1,313	0.80%
CDs	941,947	10,341	4.42%	787,887	5,407	2.78%
Interest bearing demand accounts	3,634,936	26,433	2.92%	2,983,218	13,186	1.79%
Total interest bearing deposits	5,181,412	38,198	2.97%	4,437,024	19,906	1.82%
FHLB borrowings	607,033	5,950	3.94%	404,199	3,141	3.15%
Subordinated notes, net of unamortized debt issuance costs	93,895	956	4.10%	98,693	999	4.11%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	1,175	7.84%	60,265	1,031	6.94%
Repurchase agreements	92,177	967	4.22%	65,435	492	3.05%
Other borrowings	137,287	2,164	6.34%	136,700	1,926	5.71%
Total interest bearing liabilities	6,172,074	49,410	3.22%	5,202,316	27,495	2.14%
Noninterest bearing deposits	1,338,384			1,588,725
Accrued expenses and other liabilities	100,014			81,829
Total liabilities	7,610,472			6,872,870
Shareholders’ equity	785,054			758,750
Total liabilities and shareholders’ equity	$8,395,526			$7,631,620
Net interest income (FTE)		$56,084			$56,600
Net interest margin (FTE)			2.86%			3.21%
Net interest spread (FTE)			2.16%			2.62%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of March 31, 2024 and 2023, loans totaling $7.7 million and $3.2 million, respectively were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |47

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2024
			Change From
	2024	2023	2023
Deposit services	$5,985	$6,422	$(437)	(6.8)%
Net gain (loss) on sale of securities AFS	(18)	(2,146)	2,128	99.2%
Net gain on sale of equity securities	—	2,416	(2,416)	(100.0)%
Gain (loss) on sale of loans	(436)	104	(540)	(519.2)%
Trust fees	1,336	1,467	(131)	(8.9)%
BOLI	784	1,675	(891)	(53.2)%
Brokerage services	1,014	697	317	45.5%
Other noninterest income	1,059	1,398	(339)	(24.2)%
Total noninterest income	$9,724	$12,033	$(2,309)	(19.2)%

The decrease in noninterest income for the three months ended March 31, 2024, when compared to the same period in 2023, was due to a $2.4 million net gain on sale of equity securities during the three months ended March 31, 2023, as well as a decrease in BOLI income, a loss on sale of loans, and decreases in deposit services income and other noninterest income during the three months ended March 31, 2024. These decreases were partially offset by a decrease in net loss on sale of securities AFS and an increase in brokerage services income during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $18,000.
During the three months ended March 31, 2023, we sold equity securities that resulted in a net gain of $2.4 million.
The loss on sale of loans for the three months ended March 31, 2024, was due to a $512,000 loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
The decrease in BOLI income for the three months ended March 31, 2024, when compared to the same period in 2023, was primarily due to a death benefit of $951,000 realized in the first quarter of 2023 for a former covered officer.
Brokerage services income increased for the three months ended March 31, 2024, when compared to the same period in 2023, due to an increase in assets under management.
Other noninterest income decreased for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to decreases in swap fee income, investment income, other recoveries and merchant services income, partially offset by an increase in mortgage servicing fee income.
Southside Bancshares, Inc. |48

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2024
			Change From
	2024	2023	2023
Salaries and employee benefits	$23,113	$21,856	$1,257	5.8%
Net occupancy	3,362	3,734	(372)	(10.0)%
Advertising, travel & entertainment	950	1,050	(100)	(9.5)%
ATM expense	325	355	(30)	(8.5)%
Professional fees	1,154	1,372	(218)	(15.9)%
Software and data processing	2,856	2,055	801	39.0%
Communications	449	327	122	37.3%
FDIC insurance	943	544	399	73.3%
Amortization of intangibles	337	478	(141)	(29.5)%
Other noninterest expense	3,392	3,078	314	10.2%
Total noninterest expense	$36,881	$34,849	$2,032	5.8%

The increase in noninterest expense for the three months ended March 31, 2024, when compared to the same period in 2023, was due to increases in salaries and employee benefits, software and data processing expense, FDIC insurance and other noninterest expense, partially offset by decreases in net occupancy expense and professional fees.
Salaries and employee benefits expense increased during the three months ended March 31, 2024, compared to the same period in 2023, due to increases in direct salary expense and retirement expense, partially offset by a decrease in health insurance expense.
For the three months ended March 31, 2024, direct salary expense increased $1.2 million, or 6.6%, when compared to the same period in 2023, primarily due to normal salary increases effective in the first quarter of 2024 and approximately $618,000 associated with future cost reductions.
Retirement expense, included in salaries and employee benefits, increased $173,000, or 24.6%, for the three months ended March 31, 2024, when compared to the same period in 2023. This increase was due to increases in our 401(k) matching expense, deferred compensation expense, split dollar expense and post-retirement benefits expense.
Health and life insurance expense, included in salaries and employee benefits, decreased $164,000, or 7.8%, for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Net occupancy expense decreased for the three months ended March 31, 2024, when compared to the same period in 2023, due to decreases in repairs, property insurance expense, depreciation and utilities expense.
Professional fees decreased for the three months ended March 31, 2024, when compared to the same period in 2023, due to a decrease in consulting and legal fees.
Software and data processing expense increased for the three months ended March 31, 2024, when compared to the same period in 2023, due to new software contracts and increases in existing contract renewal costs.
Communications expense increased for the three months ended March 31, 2024, when compared to the same period in 2023, driven by initial costs related to a project to improve network management efficiency.
FDIC insurance increased for the three months ended March 31, 2024, when compared to the same period in 2023, due to an increase in the rate assessed by the FDIC and an increase in our assessment base resulting from an increase in our total assets.
Amortization of intangibles decreased for the three months ended March 31, 2024, when compared to the same period in 2023, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
The increase in other noninterest expense for the three months ended March 31, 2024, when compared to the same period in 2023, was due to increases in printing and supplies expense, trust expense, third-party deposit fee expense and a decrease in gains on other real estate.
Southside Bancshares, Inc. |49

Income Taxes
Pre-tax income for the three months ended March 31, 2024 was $26.1 million, a decrease of 14.5% compared to $30.6 million for the same period in 2023. We recorded income tax expense of $4.6 million for the three months ended March 31, 2024, compared to income tax expense of $4.5 million for the same period in 2023. The ETR as a percentage of pre-tax income was 17.7% for the three months ended March 31, 2024, compared to an ETR as a percentage of pre-tax income of 14.9% for the same period in 2023. The increase in the ETR for the three months ended March 31, 2024 was primarily a result of a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same period in 2023. The increase in income tax expense is due to the higher ETR for the three months ended March 31, 2024 compared to the same period in 2023.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $29.9 million at March 31, 2024, compared to $30.4 million at December 31, 2023. The slight decrease in the net deferred tax asset is primarily the result of an increase in the estimated fair value of the hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |50

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2023 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2023.  There were no substantial changes in these concentrations during the three months ended March 31, 2024.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2023	March 31, 2023
	March 31, 2024	December 31, 2023	March 31, 2023	Change (%)	Change (%)
Real estate loans:
Construction	$599,464	$789,744	$591,894	(24.1)%	1.3%
1-4 family residential	720,508	696,738	672,595	3.4%	7.1%
Commercial	2,413,345	2,168,451	1,990,861	11.3%	21.2%
Commercial loans	358,053	366,893	388,182	(2.4)%	(7.8)%
Municipal loans	427,225	441,168	438,566	(3.2)%	(2.6)%
Loans to individuals	58,773	61,516	70,546	(4.5)%	(16.7)%
Total loans	$4,577,368	$4,524,510	$4,152,644	1.2%	10.2%
Our total loan portfolio increased $52.9 million, or 1.2%, and $424.7 million, or 10.2%, at March 31, 2024 compared to December 31, 2023 and March 31, 2023, respectively, with net increases in total real estate loans, partially offset by decreases in commercial loans, municipal loans and loans to individuals.
At March 31, 2024, our real estate loans represented 81.6% of our loan portfolio and were comprised of commercial real estate loans of 64.6%, 1-4 family residential loans of 19.3% and construction loans of 16.1%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |51

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2023	March 31, 2023
	March 31, 2024	December 31, 2023	March 31, 2023	Change (%)	Change (%)
Nonaccrual loans	$7,709	$3,889	$3,169	98.2%	143.3%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans (1)	151	13	—	1,061.5%	100.0%
OREO	119	99	—	20.2%	100.0%
Repossessed assets	—	—	11	—	(100.0)%
Total nonperforming assets	$7,979	$4,001	$3,180	99.4%	150.9%

Total loans	$4,577,368	$4,524,510	$4,152,644
Allowance for loan losses at end of period	43,557	42,674	36,332

Ratio of nonaccruing loans to:
Total loans	0.17%	0.09%	0.08%
Ratio of nonperforming assets to:
Total assets	0.10%	0.05%	0.04%
Total loans	0.17%	0.09%	0.08%
Total loans and OREO	0.17%	0.09%	0.08%
Ratio of allowance for loan losses to:
Nonaccruing loans	565.01%	1,097.30%	1,146.48%
Nonperforming assets	545.90%	1,066.58%	1,142.52%
Total loans	0.95%	0.94%	0.87%
Net charge-offs to average loans outstanding	0.03%	0.06%	0.03%

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of increased economic and repricing uncertainty forecasted in our CECL model as of March 31, 2024.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. Reserves on these loans are based upon risk factors including the loan type and structure, collateral type, leverage ratio,
Southside Bancshares, Inc. |52

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
As of March 31, 2024, our review of the loan portfolio indicated that an allowance for loan losses of $43.6 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2024, the allowance for loan losses increased $883,000, or 2.1%, to $43.6 million, or 0.95% of total loans, when compared to $42.7 million, or 0.94% of total loans at December 31, 2023.
For the three months ended March 31, 2024, loan charge-offs were $634,000, and recoveries were $347,000. For the three months ended March 31, 2023, loan charge-offs were $633,000, and recoveries were $362,000. We recorded a provision for credit losses for loans of $1.2 million and $88,000 for three months ended March 31, 2024 and 2023, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Balance at beginning of period	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	(1,112)	(128)
Balance at end of period	$2,820	$3,559
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

Southside Bancshares, Inc. |53

Capital Resources and Liquidity
Our total shareholders’ equity at March 31, 2024 increased 1.9%, or $14.6 million, to $787.9 million, or 9.4% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $21.5 million, other comprehensive income of $2.6 million, stock compensation expense of $756,000, net issuance of common stock under employee stock plans of $350,000 and common stock issued under our dividend reinvestment plan of $306,000, partially offset by cash dividends paid of $10.9 million.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2024 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2024.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $93.9 million of qualified subordinated debt as of March 31, 2024. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $2.0 million has been added back to CET1 as of March 31, 2024, representing 25% of the $8.2 million transitional amount at December 31, 2023.
Management believes that, as of March 31, 2024, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |54

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$700,566	12.43%	$253,539	4.50%	N/A	N/A
Bank Only	$843,989	14.98%	$253,524	4.50%	$366,201	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$759,026	13.47%	$338,051	6.00%	N/A	N/A
Bank Only	$843,989	14.98%	$338,032	6.00%	$450,709	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$896,741	15.92%	$450,735	8.00%	N/A	N/A
Bank Only	$887,791	15.76%	$450,709	8.00%	$563,386	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$759,026	9.22%	$329,309	4.00%	N/A	N/A
Bank Only	$843,989	10.25%	$329,205	4.00%	$411,506	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2024, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2023 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |55

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2024	2023
Return on average assets	1.03%	1.38%
Return on average shareholders’ equity	11.02%	13.92%
Dividend payout ratio – Basic	50.70%	42.17%
Dividend payout ratio – Diluted	50.70%	42.17%
Average shareholders’ equity to average total assets	9.35%	9.94%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2024, these investments were 8.1% of total assets, as compared with 8.9% for December 31, 2023 and 7.5% for March 31, 2023. The decrease to 8.1% at March 31, 2024 as compared to December 31, 2023, is reflective of a decrease in interest earning deposits and cash and due from banks, as well as an increase in total assets, partially offset by an increase in short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at March 31, 2024 or December 31, 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At March 31, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $251.9 million. There were $250.0 million in borrowings from the FRDW at March 31, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were $116.1 million in borrowings from the BTFP at March 31, 2024. At March 31, 2024, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $2.01 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2024, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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
Expansion
On January 16, 2024, we opened a loan production office in Preston Center in Dallas.
Branch Closure
In January 2024, we announced our plan to close a traditional branch location in Jasper on May 3, 2024, due to close proximity to another Southside branch.
In April 2024, we announced our plan to close a retail grocery store branch location in Kingwood on November 2, 2024.
Recent Accounting Pronouncements
See “Note 1 – Summary of Significant Accounting and Reporting Policies” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Southside Bancshares, Inc. |56

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this Quarterly Report on Form 10-Q.
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Form 10-K.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate rate changes during the remainder of 2024.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	March 31,
Rate projections:	2024	2023
Increase:
100 basis points	3.26%	5.44%
200 basis points	6.40%	10.50%

Decrease:
50 basis points	(1.12)%	(3.17)%
100 basis points	(2.38)%	(6.68)%
200 basis points	(4.88)%	(13.65)%
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
Economic conditions and growth prospects are currently impacted by record inflation, continued higher interest rates and potential recessionary concerns. Furthermore, worker shortages, supply chain disruptions and inflationary conditions, have had some impact on the level of economic growth in our market areas. Ongoing elevated inflation levels and higher interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
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
Southside Bancshares, Inc. |57

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the 2023 Form 10-K.

Southside Bancshares, Inc. |58

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
January 1, 2024 - January 31, 2024	—	$—	—	641,032
February 1, 2024 - February 29, 2024	—		—	641,032
March 1, 2024 - March 31, 2024	—		—	641,032
Total	—	$—	—

We have not purchased any shares of common stock pursuant to the Stock Repurchase Plan subsequent to March 31, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.
Southside Bancshares, Inc. |59

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
Southside Bancshares, Inc. |60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	April 26, 2024	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 26, 2024	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |61