Form 10-Q
period 2024-06-30
SOUTHSIDE BANCSHARES INC
filed 2024-07-26
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 24, 2024 was 30,266,256 shares.

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

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023

ASSETS
Cash and due from banks	$114,283	$122,021
Interest earning deposits	272,469	391,719
Federal funds sold	65,244	46,770
Total cash and cash equivalents	451,996	560,510
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,454,266 and $1,332,467, respectively)	1,405,944	1,296,294
Securities HTM (estimated fair value of $1,140,447 and $1,166,162, respectively)	1,305,975	1,307,053
FHLB stock, at cost	32,991	11,936
Equity investments	9,531	9,691
Loans held for sale	1,352	10,894
Loans:
Loans	4,589,365	4,524,510
Less: Allowance for loan losses	(42,407)	(42,674)
Net loans	4,546,958	4,481,836
Premises and equipment, net	138,489	138,950
Operating lease ROU assets	14,336	14,837
Goodwill	201,116	201,116
Other intangible assets, net	2,281	2,925
Interest receivable	50,393	50,489
Deferred tax asset, net	29,744	30,426
BOLI	136,903	136,330
Other assets	29,693	31,627
Total assets	$8,357,702	$8,284,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,366,924	$1,390,407
Interest bearing	5,129,008	5,159,274
Total deposits	6,495,932	6,549,681
Other borrowings	201,418	509,820
FHLB borrowings	562,282	212,648
Subordinated notes, net of unamortized debt issuance costs	91,970	93,877
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,272	60,270
Unsettled trades to purchase securities	54,354	—
Operating lease liabilities	16,247	16,704
Other liabilities	74,257	68,626
Total liabilities	7,556,732	7,511,626

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,061,449 shares issued at June 30, 2024 and 38,039,706 shares issued at December 31, 2023)	47,577	47,550
Paid-in capital	790,559	788,840
Retained earnings	306,552	282,355
Treasury stock: (shares at cost, 7,800,889 at June 30, 2024 and 7,790,276 at December 31, 2023)	(232,764)	(231,995)
AOCI	(110,954)	(113,462)
Total shareholders’ equity	800,970	773,288
Total liabilities and shareholders’ equity	$8,357,702	$8,284,914
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$69,684	$58,684	$137,895	$113,460
Taxable investment securities	7,009	8,773	13,976	14,485
Tax-exempt investment securities	10,710	13,720	21,798	27,636
MBS	11,084	3,830	21,203	8,159
FHLB stock and equity investments	573	379	906	624
Other interest earning assets	5,126	1,490	11,166	3,360
Total interest income	104,186	86,876	206,944	167,724
Interest expense:
Deposits	38,466	21,679	76,664	41,585
FHLB borrowings	6,455	1,032	12,405	4,173
Subordinated notes	936	994	1,892	1,993
Trust preferred subordinated debentures	1,171	1,100	2,346	2,131
Other borrowings	3,550	8,155	6,681	10,573
Total interest expense	50,578	32,960	99,988	60,455
Net interest income	53,608	53,916	106,956	107,269
Provision for (reversal of) credit losses	(485)	(74)	(427)	(114)
Net interest income after provision for credit losses	54,093	53,990	107,383	107,383
Noninterest income:
Deposit services	6,157	6,291	12,142	12,713
Net gain (loss) on sale of securities AFS	(563)	(3,455)	(581)	(5,601)
Net gain on sale of equity securities	—	2,642	—	5,058
Gain (loss) on sale of loans	220	185	(216)	289
Trust fees	1,456	1,490	2,792	2,957
BOLI	1,767	756	2,551	2,431
Brokerage services	1,081	904	2,095	1,601
Other	1,439	1,651	2,498	3,049
Total noninterest income	11,557	10,464	21,281	22,497
Noninterest expense:
Salaries and employee benefits	21,984	21,376	45,097	43,232
Net occupancy	3,750	3,690	7,112	7,424
Advertising, travel & entertainment	795	854	1,745	1,904
ATM expense	368	320	693	675
Professional fees	1,075	1,192	2,229	2,564
Software and data processing	2,860	2,264	5,716	4,319
Communications	410	348	859	675
FDIC insurance	977	1,220	1,920	1,764
Amortization of intangibles	307	442	644	920
Other	3,239	3,287	6,631	6,365
Total noninterest expense	35,765	34,993	72,646	69,842
Income before income tax expense	29,885	29,461	56,018	60,038
Income tax expense	5,212	4,568	9,834	9,111
Net income	$24,673	$24,893	$46,184	$50,927

Earnings per common share – basic	$0.81	$0.81	$1.52	$1.64
Earnings per common share – diluted	$0.81	$0.81	$1.52	$1.64
Cash dividends paid per common share	$0.36	$0.35	$0.72	$0.70
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$24,673	$24,893	$46,184	$50,927
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(1,800)	6,831	(7,687)	19,850
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,068	1,989	4,091	3,981
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	563	3,455	581	5,601
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	4,683	15,876	18,299	8,900
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(5,782)	(6,054)	(12,424)	(11,162)
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	148	205	315	378
Other comprehensive income (loss), before tax	(120)	22,302	3,175	27,548
Income tax (expense) benefit related to items of other comprehensive income (loss)	25	(4,683)	(667)	(5,785)
Other comprehensive income (loss), net of tax	(95)	17,619	2,508	21,763
Comprehensive income (loss)	$24,578	$42,512	$48,692	$72,690

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,550	$788,840	$282,355	$(231,995)	$(113,462)	$773,288
Net income	—	—	21,511	—	—	21,511
Other comprehensive income (loss)	—	—	—	—	2,603	2,603
Issuance of common stock for dividend reinvestment plan (10,683 shares)	13	293	—	—	—	306
Stock compensation expense	—	756	—	—	—	756
Net issuance of common stock under employee stock plans (23,575 shares)	—	75	(95)	370	—	350
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,892)	—	—	(10,892)
Balance at March 31, 2024	47,563	789,964	292,879	(231,625)	(110,859)	787,922
Net income	—	—	24,673	—	—	24,673
Other comprehensive income (loss)	—	—	—	—	(95)	(95)
Issuance of common stock for dividend reinvestment plan (11,060 shares)	14	276	—	—	—	290
Purchase of common stock (57,966 shares)	—	—	—	(1,510)	—	(1,510)
Stock compensation expense	—	761	—	—	—	761
Net issuance of common stock under employee stock plans (23,778 shares)	—	(442)	(95)	371	—	(166)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,905)	—	—	(10,905)
Balance at June 30, 2024	$47,577	$790,559	$306,552	$(232,764)	$(110,954)	$800,970
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$46,184	$50,927
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	4,962	5,289
Securities premium amortization (discount accretion), net	3,376	3,698
Loan (discount accretion) premium amortization, net	225	187
Provision for (reversal of) credit losses	(427)	(114)
Stock compensation expense	1,517	1,838
Deferred tax expense (benefit)	15	(316)
Net (gain) loss on sale of AFS securities	581	5,601
Net gain on sale of equity securities	—	(5,058)
Net loss on premises and equipment	41	88
Gross proceeds from sales of loans held for sale	8,731	9,025
Gross originations of loans held for sale	(7,181)	(10,024)
Net (gain) loss on consumer receivables	412	—
Net (gain) loss on OREO	58	(53)
Gain on purchase of subordinated notes	(178)	(587)
Net change in:
Interest receivable	96	1,085
Other assets	(27,625)	74,402
Interest payable	(322)	4,962
Other liabilities	44,312	(82,917)
Net cash provided by (used in) operating activities	74,777	58,033

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(604,133)	(717,315)
Sales	100,259	642,230
Maturities, calls and principal repayments	435,095	15,069
Securities HTM:
Maturities, calls and principal repayments	2,549	19,705
Proceeds from sales of equity securities	—	6,679
Proceeds from redemption of FHLB stock and equity investments	29,930	27,525
Purchases of FHLB stock and equity investments	(50,825)	(29,148)
Net loan paydowns (originations)	(66,830)	(182,187)
Proceeds from sales of customer receivables	7,600	—
Purchases of premises and equipment	(3,668)	(3,195)
Proceeds from (purchases of) BOLI	3,440	951
Proceeds from sales of premises and equipment	(3)	370
Net proceeds from sales of OREO	58	146
Proceeds from sales of repossessed assets	97	102
Net cash provided by (used in) investing activities	(146,431)	(219,068)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2024	2023
FINANCING ACTIVITIES:
Net change in deposits	(53,760)	(80,402)
Net change in other borrowings	(308,402)	279,188
Proceeds from FHLB borrowings	3,740,000	1,328,000
Repayment of FHLB borrowings	(3,390,366)	(1,298,351)
Purchase/redemption of subordinated notes	(1,805)	(4,365)
Proceeds from stock option exercises	435	640
Cash paid to tax authority related to tax withholding on share-based awards	(251)	(227)
Purchase of common stock	(1,510)	(34,480)
Proceeds from the issuance of common stock for dividend reinvestment plan	596	601
Cash dividends paid	(21,797)	(21,708)
Net cash provided by (used in) financing activities	(36,860)	168,896

Net increase (decrease) in cash and cash equivalents	(108,514)	7,861
Cash and cash equivalents at beginning of period	560,510	199,252
Cash and cash equivalents at end of period	$451,996	$207,113

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$100,310	$55,493
Income taxes paid	$7,000	$8,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$785	$61
Unsettled trades to purchase securities	$(54,354)	$—
Unsettled trades to sell securities	$—	$31,548

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our 2023 Form 10-K.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Basic earnings per common share is calculated based on the two-class method in accordance with ASC Topic 260, “Earnings Per Share.” ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. We have determined that our director’s deferred RSUs are participating securities.
Under the two-class method, basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding outstanding participating securities. Diluted earnings per common share is calculated using the weighted-average number of shares determined for the basic earnings per common share calculation plus the dilutive effect of stock awards using the treasury stock method.
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and Diluted Earnings:
Net income	$24,673	$24,893	$46,184	$50,927
Less: Earnings allocated to participating securities	15	10	27	19
Net income available to common shareholders	$24,658	$24,883	$46,157	$50,908
Basic weighted-average shares outstanding	30,280	30,721	30,271	31,045
Add: Stock awards	32	33	39	54
Diluted weighted-average shares outstanding	30,312	30,754	30,310	31,099
Basic earnings per share:
Net income	$0.81	$0.81	$1.52	$1.64
Diluted earnings per share:
Net income	$0.81	$0.81	$1.52	$1.64
For the three and six months ended June 30, 2024, there were approximately 649,000 and 636,000 anti-dilutive shares. For the three and six months ended June 30, 2023, there were 686,000 and 578,000 anti-dilutive shares.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(110,538)	$18,312	$(18,633)	$(110,859)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(1,800)	4,683	—	2,883
Reclassification adjustments included in net income	2,631	(5,782)	148	(3,003)
Income tax (expense) benefit	(174)	231	(32)	25
Net current-period other comprehensive income (loss), net of tax	657	(868)	116	(95)
Ending balance, net of tax	$(109,881)	$17,444	$(18,517)	$(110,954)

	Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(7,687)	18,299	—	10,612
Reclassification adjustments included in net income	4,672	(12,424)	315	(7,437)
Income tax (expense) benefit	633	(1,234)	(66)	(667)
Net current-period other comprehensive income (loss), net of tax	(2,382)	4,641	249	2,508
Ending balance, net of tax	$(109,881)	$17,444	$(18,517)	$(110,954)

Southside Bancshares, Inc. |11

	Three Months Ended June 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(135,627)	$21,680	$(19,365)	$(133,312)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	6,831	15,876	—	22,707
Reclassification adjustments included in net income	5,444	(6,054)	205	(405)
Income tax (expense) benefit	(2,577)	(2,063)	(43)	(4,683)
Net current-period other comprehensive income (loss), net of tax	9,698	7,759	162	17,619
Ending balance, net of tax	$(125,929)	$29,439	$(19,203)	$(115,693)

	Six Months Ended June 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	19,850	8,900	—	28,750
Reclassification adjustments included in net income	9,582	(11,162)	378	(1,202)
Income tax (expense) benefit	(6,180)	474	(79)	(5,785)
Net current-period other comprehensive income (loss), net of tax	23,252	(1,788)	299	21,763
Ending balance, net of tax	$(125,929)	$29,439	$(19,203)	$(115,693)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,068)	$(1,989)	$(4,091)	$(3,981)
Tax benefit	434	418	859	836
Net of tax	(1,634)	(1,571)	(3,232)	(3,145)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(563)	(3,455)	(581)	(5,601)
Tax (expense) benefit	118	725	122	1,176
Net of tax	(445)	(2,730)	(459)	(4,425)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	5,782	6,054	12,424	11,162
Tax benefit	(1,214)	(1,272)	(2,609)	(2,344)
Net of tax	4,568	4,782	9,815	8,818

Amortization of pension plan:
Net actuarial loss (4)	(148)	(205)	(315)	(378)
Tax benefit	32	43	66	79
Net of tax	(116)	(162)	(249)	(299)
Total reclassifications for the period, net of tax	$2,373	$319	$5,875	$949
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of June 30, 2024 and December 31, 2023 are reflected in the tables below (in thousands):

	June 30, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$172,732	$14	$—	$172,746
State and political subdivisions	499,234	59	42,912	456,381
Corporate bonds and other	14,607	25	1,069	13,563
MBS: (1)
Residential	762,472	1,563	5,501	758,534
Commercial	5,221	34	535	4,720
Total	$1,454,266	$1,695	$50,017	$1,405,944

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,040,476	$5,520	$146,750	$899,246
Corporate bonds and other	147,061	226	13,452	133,835
MBS: (1)
Residential	88,510	7	8,841	79,676
Commercial	29,928	—	2,238	27,690
Total	$1,305,975	$5,753	$171,281	$1,140,447

	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$139,706	$19	$—	$139,725
State and political subdivisions	603,913	362	35,530	568,745
Corporate bonds and other	14,569	31	507	14,093
MBS: (1)
Residential	569,039	3,202	3,258	568,983
Commercial	5,240	44	536	4,748
Total	$1,332,467	$3,658	$39,831	$1,296,294

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,039,440	$10,070	$126,233	$923,277
Corporate bonds and other	146,712	488	15,738	131,462
MBS: (1)
Residential	90,619	13	7,263	83,369
Commercial	30,282	—	2,228	28,054
Total	$1,307,053	$10,571	$151,462	$1,166,162
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the six months ended June 30, 2024 or the year ended December 31, 2023. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $109.5 million ($86.5 million, net of tax) at June 30, 2024 and $113.5 million ($89.7 million, net of tax) at December 31, 2023. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to
Southside Bancshares, Inc. |14

the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.11 billion and $2.28 billion were pledged as of June 30, 2024 and December 31, 2023, respectively, to collateralize borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At June 30, 2024 and December 31, 2023, the amount of excess collateral at the FRDW was $377.4 million and $213.1 million, respectively.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,437	$37	$440,232	$42,875	$452,669	$42,912
Corporate bonds and other	4,197	75	9,149	994	13,346	1,069
MBS:
Residential	461,896	1,719	54,807	3,782	516,703	5,501
Commercial	—	—	2,467	535	2,467	535
Total	$478,530	$1,831	$506,655	$48,186	$985,185	$50,017

HELD TO MATURITY
Investment securities:
State and political subdivisions	$60,377	$935	$707,838	$145,815	$768,215	$146,750
Corporate bonds and other	3,887	47	127,392	13,405	131,279	13,452
MBS:
Residential	—	—	79,109	8,841	79,109	8,841
Commercial	—	—	27,690	2,238	27,690	2,238
Total	$64,264	$982	$942,029	$170,299	$1,006,293	$171,281

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$26,371	$297	$516,520	$35,233	$542,891	$35,530
Corporate bonds and other	8,103	319	5,071	188	13,174	507
MBS:
Residential	150,865	549	36,864	2,709	187,729	3,258
Commercial	—	—	2,484	536	2,484	536
Total	$185,339	$1,165	$560,939	$38,666	$746,278	$39,831

HELD TO MATURITY
Investment securities:
State and political subdivisions	$16,549	$123	$713,499	$126,110	$730,048	$126,233
Corporate bonds and other	9,956	1,135	114,787	14,603	124,743	15,738
MBS:
Residential	—	—	82,747	7,263	82,747	7,263
Commercial	—	—	28,054	2,228	28,054	2,228
Total	$26,505	$1,258	$939,087	$150,204	$965,592	$151,462
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
As of June 30, 2024 and December 31, 2023, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 417 AFS debt securities in an unrealized loss position at June 30, 2024. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. As of June 30, 2024, three bonds were rated below investment grade. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss on the remainder of the HTM portfolio, along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and primarily investment grade corporates, private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the three and six months ended June 30, 2024 or 2023.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2024, accrued interest receivable on AFS and HTM debt securities totaled $14.2 million and $13.7 million, respectively. As of December 31, 2023, accrued interest receivable on AFS and HTM debt securities totaled $15.4 million and $13.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2024 or December 31, 2023.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023
U.S. Treasury	$2,066	$3,826
State and political subdivisions	13,888	16,901
Corporate bonds and other	1,765	1,766
MBS	11,084	3,830
Total interest income on securities	$28,803	$26,323

	Six Months Ended June 30,
	2024	2023
U.S. Treasury	$4,089	$4,523
State and political subdivisions	28,157	34,000
Corporate bonds and other	3,528	3,598
MBS	21,203	8,159
Total interest income on securities	$56,977	$50,280
There was a $581,000 net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2024, which consisted of $4.6 million in realized losses and $88,000 in realized gains, offset by a net gain of $4.0 million on the unwinding of fair value hedges on municipal securities in the AFS securities portfolio.  There was a $5.6 million net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2023, which consisted of $7.0 million in realized losses and $1.4 million in realized gains. There were no sales from the HTM portfolio during the three and six months
Southside Bancshares, Inc. |16

ended June 30, 2024 or 2023.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2024, are presented below by contractual maturity (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$174,960	$174,962
Due after one year through five years	1,915	1,908
Due after five years through ten years	22,239	21,093
Due after ten years	487,459	444,727
	686,573	642,690
MBS:	767,693	763,254
Total	$1,454,266	$1,405,944

	June 30, 2024
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$19,955	$19,841
Due after one year through five years	1,318	1,292
Due after five years through ten years	142,705	129,083
Due after ten years	1,023,559	882,865
	1,187,537	1,033,081
MBS:	118,438	107,366
Total	$1,305,975	$1,140,447

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2024 and December 31, 2023, we had equity investments recorded in our consolidated balance sheets of $9.5 million and $9.7 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three and six months ended June 30, 2024, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity investments	$(23)	$2,558	$(79)	$5,058
Less: Net gains recognized during the period on equity investments sold during the period	—	2,642	—	5,058
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(23)	$(84)	$(79)	$—

Southside Bancshares, Inc. |17

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2024.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2024, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2024	December 31, 2023
Real estate loans:
Construction	$546,040	$789,744
1-4 family residential	738,037	696,738
Commercial	2,472,771	2,168,451
Commercial loans	359,807	366,893
Municipal loans	416,986	441,168
Loans to individuals	55,724	61,516
Total loans	4,589,365	4,524,510
Less: Allowance for loan losses	42,407	42,674
Net loans	$4,546,958	$4,481,836

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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2024 consisted of $1.87 billion of owner and non-owner occupied real estate, $579.7 million of loans secured by multi-family properties and $27.4 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |19

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
Watch List loans reported as 2024 originations as of June 30, 2024 and Watch List loans reported as 2023 originations as of December 31, 2023 were, for the majority, first originated in various years prior to 2024 and 2023, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$32,183	$120,119	$127,584	$23,167	$4,131	$7,976	$149,696	$464,856
Pass watch	226	—	57,246	—	386	—	2,621	60,479
Special mention	—	—	—	616	—	6	—	622
Substandard	—	163	19,845	63	—	—	—	20,071
Doubtful	—	—	—	—	—	12	—	12
Total construction real estate	$32,409	$120,282	$204,675	$23,846	$4,517	$7,994	$152,317	$546,040
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$22,414	$53,754	$154,734	$148,586	$111,255	$241,168	$1,708	$733,619
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	510	—	—	—	510
Substandard	51	—	—	69	1,096	2,362	—	3,578
Doubtful	—	—	—	—	—	330	—	330
Total 1-4 family residential real estate	$22,465	$53,754	$154,734	$149,165	$112,351	$243,860	$1,708	$738,037
Current period gross charge-offs	$—	$31	$—	$—	$10	$87	$—	$128

Commercial real estate:
Pass	$112,416	$496,041	$704,544	$624,161	$172,212	$279,464	$1,900	$2,390,738
Pass watch	—	—	52,440	—	1,002	735	—	54,177
Special mention	2,039	1,982	1,463	—	—	13,550	—	19,034
Substandard	—	—	844	90	256	5,973	—	7,163
Doubtful	—	—	—	—	—	1,659	—	1,659
Total commercial real estate	$114,455	$498,023	$759,291	$624,251	$173,470	$301,381	$1,900	$2,472,771
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$63,215	$72,925	$65,758	$19,123	$8,086	$4,258	$116,349	$349,714
Pass watch	—	34	251	90	8	649	175	1,207
Special mention	39	2,517	—	73	3	132	2,289	5,053
Substandard	81	291	2,025	74	—	27	988	3,486
Doubtful	—	35	148	107	—	52	5	347
Total commercial loans	$63,335	$75,802	$68,182	$19,467	$8,097	$5,118	$119,806	$359,807
Current period gross charge-offs	$—	$275	$49	$37	$—	$6	$—	$367

Municipal loans:
Pass	$1,595	$37,835	$59,206	$66,385	$45,765	$206,200	$—	$416,986
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,595	$37,835	$59,206	$66,385	$45,765	$206,200	$—	$416,986
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$11,967	$15,465	$11,130	$8,322	$4,304	$1,697	$2,754	$55,639
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	23	—	—	13	—	36
Doubtful	4	13	17	—	—	15	—	49
Total loans to individuals	$11,971	$15,478	$11,170	$8,322	$4,304	$1,725	$2,754	$55,724
Current period gross charge-offs (1)	$750	$20	$20	$2	$33	$11	$—	$836

Total loans	$246,230	$801,174	$1,257,258	$891,436	$348,504	$766,278	$278,485	$4,589,365
Total current period gross charge-offs (1)	$750	$350	$69	$39	$43	$104	$—	$1,355
(1) Includes $554,000 in charged off demand deposit overdrafts reported as 2024 originations.
Southside Bancshares, Inc. |21

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$132,838	$236,573	$196,311	$37,997	$3,938	$6,457	$144,358	$758,472
Pass watch	—	7,798	—	—	—	—	—	7,798
Special mention	13,166	9,456	698	—	7	—	—	23,327
Substandard	36	—	68	—	—	43	—	147
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$146,040	$253,827	$197,077	$37,997	$3,945	$6,500	$144,358	$789,744
Current period gross charge-offs	$—	$92	$—	$—	$—	$—	$—	$92

1-4 family residential real estate:
Pass	$41,520	$126,981	$145,671	$114,631	$63,710	$196,651	$1,803	$690,967
Pass watch	—	—	—	32	—	—	—	32
Special mention	—	—	—	75	—	—	—	75
Substandard	325	—	73	1,379	—	3,259	74	5,110
Doubtful	—	—	—	163	—	391	—	554
Total 1-4 family residential real estate	$41,845	$126,981	$145,744	$116,280	$63,710	$200,301	$1,877	$696,738
Current period gross charge-offs	$—	$—	$—	$—	$1	$118	$—	$119

Commercial real estate:
Pass	$469,844	$641,577	$495,363	$143,150	$91,085	$189,021	$16,493	$2,046,533
Pass watch	24,300	34,424	255	1,037	333	146	—	60,495
Special mention	17,403	—	—	—	9,746	25,072	—	52,221
Substandard	—	862	95	269	1,565	6,346	—	9,137
Doubtful	—	—	—	—	65	—	—	65
Total commercial real estate	$511,547	$676,863	$495,713	$144,456	$102,794	$220,585	$16,493	$2,168,451
Current period gross charge-offs	$—	$—	$—	$—	$788	$—	$—	$788

Commercial loans:
Pass	$78,090	$62,192	$42,114	$10,708	$4,356	$3,310	$161,153	$361,923
Pass watch	—	128	117	—	—	18	—	263
Special mention	191	174	—	16	—	162	—	543
Substandard	14	2,357	73	—	65	12	821	3,342
Doubtful	238	267	133	—	64	120	—	822
Total commercial loans	$78,533	$65,118	$42,437	$10,724	$4,485	$3,622	$161,974	$366,893
Current period gross charge-offs	$745	$440	$44	$26	$23	$5	$—	$1,283

Municipal loans:
Pass	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$22,788	$15,503	$11,588	$6,256	$2,180	$941	$2,216	$61,472
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	13	—	—	13
Doubtful	4	17	—	10	—	—	—	31
Total loans to individuals	$22,792	$15,520	$11,588	$6,266	$2,193	$941	$2,216	$61,516
Current period gross charge-offs	$1,682	$54	$61	$20	$6	$99	$—	$1,922

Total loans	$839,785	$1,199,738	$961,538	$365,469	$217,076	$613,986	$326,918	$4,524,510
Total current period gross charge-offs (1)	$2,427	$586	$105	$46	$818	$222	$—	$4,204
(1) Includes $1.7 million in charged off demand deposit overdrafts reported as 2023 originations.

Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$278	$—	$—	$278	$545,762	$546,040
1-4 family residential	553	563	75	1,191	736,846	738,037
Commercial	273	244	1,881	2,398	2,470,373	2,472,771
Commercial loans	624	439	107	1,170	358,637	359,807
Municipal loans	—	—	—	—	416,986	416,986
Loans to individuals	148	30	4	182	55,542	55,724
Total	$1,876	$1,276	$2,067	$5,219	$4,584,146	$4,589,365

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$474	$—	$29	$503	$789,241	$789,744
1-4 family residential	4,638	774	1,700	7,112	689,626	696,738
Commercial	621	34	40	695	2,167,756	2,168,451
Commercial loans	1,693	347	127	2,167	364,726	366,893
Municipal loans	27	—	—	27	441,141	441,168
Loans to individuals	107	1	10	118	61,398	61,516
Total	$7,560	$1,156	$1,906	$10,622	$4,513,888	$4,524,510

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Construction	$38	$29
1-4 family residential	1,432	2,093
Commercial	2,065	528
Commercial loans	2,526	1,208
Loans to individuals	49	31
Total nonaccrual loans (1)	6,110	3,889

Accruing loans past due more than 90 days	—	—
Restructured loans	145	13
OREO	648	99
Repossessed assets	15	—
Total nonperforming assets	$6,918	$4,001

(1)    Includes $368,000 and $506,000 of restructured loans as of June 30, 2024 and December 31, 2023, respectively.

We reversed $14,000 and $59,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2024, respectively, and $11,000 and $30,000 for the three and six months ended June 30, 2023, respectively. We had $963,000 and $1.0 million of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2024 and December 31, 2023, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2024 and December 31, 2023, we had $10.3 million and $7.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2024. There were $1.0 million loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2023.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the six months ended June 30, 2024 were not significant.
There was one restructured loan totaling $26,000 restructured with an extension of the amortization period during the three and six months ended June 30, 2024. There were three restructured loans totaling $368,000 included in nonperforming assets as of June 30, 2024. There were two commercial loans totaling $314,000 that were restructured with an extension of the amortization period as of June 30, 2023 and are included in our nonaccrual loans in nonperforming assets.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the three and six months ended June 30, 2024 and 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At June 30, 2024, there were no commitments to lend additional funds to borrowers whose loans had been restructured.
Southside Bancshares, Inc. |24

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,920	$2,768	$32,893	$2,774	$19	$183	$43,557
Loans charged-off	(24)	(106)	—	(216)	—	(375)	(721)
Recoveries of loans charged-off	—	33	—	191	—	220	444
Net loans (charged-off) recovered	(24)	(73)	—	(25)	—	(155)	(277)
Provision for (reversal of) loan losses	(162)	9	(1,052)	193	(1)	140	(873)
Balance at end of period	$4,734	$2,704	$31,841	$2,942	$18	$168	$42,407

	Six Months Ended June 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off (1)	(24)	(128)	—	(367)	—	(836)	(1,355)
Recoveries of loans charged-off	—	44	3	247	—	497	791
Net loans (charged-off) recovered	(24)	(84)	3	(120)	—	(339)	(564)
Provision for (reversal of) loan losses	(529)	(52)	(428)	976	(1)	331	297
Balance at end of period	$4,734	$2,704	$31,841	$2,942	$18	$168	$42,407

	Three Months Ended June 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,152	$2,314	$28,721	$1,901	$44	$200	$36,332
Loans charged-off	(63)	(22)	—	(260)	—	(392)	(737)
Recoveries of loans charged-off	—	41	1	143	—	245	430
Net loans (charged-off) recovered	(63)	19	1	(117)	—	(147)	(307)
Provision for (reversal of) loan losses	306	327	(710)	233	(7)	129	278
Balance at end of period	$3,395	$2,660	$28,012	$2,017	$37	$182	$36,303

Southside Bancshares, Inc. |25

	Six Months Ended June 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off	(63)	(71)	—	(369)	—	(867)	(1,370)
Recoveries of loans charged-off	1	46	1	203	—	541	792
Net loans (charged-off) recovered	(62)	(25)	1	(166)	—	(326)	(578)
Provision for (reversal of) loan losses	293	512	(690)	(52)	(8)	311	366
Balance at end of period	$3,395	$2,660	$28,012	$2,017	$37	$182	$36,303

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $22.4 million and $21.3 million, respectively.

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2024	December 31, 2023
Other borrowings:
Balance at end of period	$201,418	$509,820
Average amount outstanding during the period (1)	230,320	436,676
Maximum amount outstanding during the period (2)	597,765	1,030,421
Weighted average interest rate during the period (3)	5.8%	4.9%
Interest rate at end of period (4)	5.0%	5.0%

FHLB borrowings:
Balance at end of period	$562,282	$212,648
Average amount outstanding during the period (1)	606,942	276,584
Maximum amount outstanding during the period (2)	712,344	533,242
Weighted average interest rate during the period (3)	4.1%	2.5%
Interest rate at end of period (5)	4.1%	1.2%
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

Southside Bancshares, Inc. |26

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2024 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$198,718	$2,700	$—	$—	$—	$—	$201,418
FHLB borrowings	560,756	679	396	416	35	—	562,282
Total obligations	$759,474	$3,379	$396	$416	$35	$—	$763,700

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at June 30, 2024 or December 31, 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $377.4 million. There were no borrowings from the FRDW at June 30, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were $113.4 million in borrowings from the BTFP at June 30, 2024, with a remaining maturity under one year. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2024, the line had one outstanding letter of credit for $155,000. Southside Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $88.0 million at June 30, 2024 and $92.1 million at December 31, 2023, and had maturities of less than 1.2 years.  Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.62% to 5.38% and with remaining maturities of one day to 4.0 years at June 30, 2024.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2024, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.78 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$91,970	$93,877
Total Subordinated notes	91,970	93,877
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,580	20,578
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,272	60,270
Total Long-term debt	$152,242	$154,147

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $1.0 million at June 30, 2024 and $1.1 million at December 31, 2023.
Southside Bancshares, Inc. |27

(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $39,000 at June 30, 2024 and $41,000 at December 31, 2023.

As of June 30, 2024, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
(1)On April 4, 2024 and June 14, 2023, the Company repurchased $2.0 million and $5.0 million, respectively, of the $100 million fixed-to-floating rate subordinated notes that mature on November 15, 2030.
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
Southside Bancshares, Inc. |28

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2024	2023	2024	2023	2024	2023
Interest cost	$900	$961	$24	$31	$226	$209
Expected return on assets	(1,214)	(1,144)	(44)	(46)	—	—
Net loss amortization	140	197	—	—	8	8
Net periodic benefit cost (income)	$(174)	$14	$(20)	$(15)	$234	$217

	Six Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2024	2023	2024	2023	2024	2023
Interest cost	$1,810	$1,886	$52	$63	$429	$415
Expected return on assets	(2,429)	(2,287)	(90)	(93)	—	—
Net loss amortization	289	363	—	—	26	15
Net periodic benefit cost (income)	$(330)	$(38)	$(38)	$(30)	$455	$430
All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $315,000 and $378,000 for the six months ended June 30, 2024 and 2023, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $940.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate.
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
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the hedged item. During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer method. This approach allows us to designate as the hedged item, a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level hedging adjustment on our hedged MBS portfolio and hedged loan portfolio has not been attributed to the individual AFS securities or individual loans in our balance sheet. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. During 2024 and 2023, we terminated some of our securities fair value hedging relationships and sold the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value net gain of $4.0 million and $6.5 million recognized in earnings and recorded in noninterest income during the six months ended June 30, 2024 and year ended December 31, 2023, respectively.
Southside Bancshares, Inc. |30

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Securities AFS (1)	$1,049,861	$487,486	$18,684	$13,642
Loans (1)	282,631	—	437	—
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $658.8 million, the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a loss of $787,000, and the amount of the designated hedged items were $201.0 million. As of June 30, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $282.6 million, the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a gain of $437,000, and the amount of the designated hedged items were $155.0 million.
2) Excludes fair value hedging adjustments.
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
At June 30, 2024 and December 31, 2023, net derivative assets included $64.2 million and $46.8 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |31

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$940,000	$24,042	$988	$1,010,000	$24,223	$6,910
Swaps-Fair Value Hedge-Financial institution counterparties	722,090	19,860	843	453,440	13,658	16
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	243,673	22,142	—	248,073	18,249	509
Swaps-Customer counterparties	243,673	—	22,142	248,073	509	18,249
Gross derivatives		66,044	23,973		56,639	25,684
Offsetting derivative assets/liabilities		(1,831)	(1,831)		(7,435)	(7,435)
Cash collateral received/posted		(64,171)	—		(46,760)	—
Net derivatives included in the consolidated balance sheets (2)		$42	$22,142		$2,444	$18,249
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At June 30, 2024, we had $42,000 credit exposure related to interest rate swaps with financial institutions and none related to interest rate swaps with customers. At December 31, 2023, we had $1.9 million credit exposure related to interest rate swaps with financial institutions and $509,000 related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$940,000	2.1	5.41%	2.94%	$1,010,000	2.3	5.44%	2.65%
Swaps-Fair Value hedge
Financial institution counterparties	722,090	4.2	5.35%	3.72%	453,440	5.4	5.37%	3.13%
Swaps-Non-hedging
Financial institution counterparties	243,673	6.9	5.81%	2.87%	248,073	7.4	5.84%	2.88%
Customer counterparties	243,673	6.9	2.87%	5.81%	248,073	7.4	2.88%	5.84%

Southside Bancshares, Inc. |32

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$3,738	$3,390	$7,849	$6,461
Gain (loss) included in interest expense on FHLB borrowings	2,044	1,868	4,575	3,769
Gain (loss) included in interest expense on other borrowings	—	796	—	932
	5,782	6,054	12,424	11,162
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	2,481	3,228	5,103	5,678
Gain (loss) included in interest income on MBS	266	—	266	—
Gain (loss) included in interest income on loans	87	—	87	—
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	53	—	53	160
Southside Bancshares, Inc. |33

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
Southside Bancshares, Inc. |34

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2024 and December 31, 2023.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2024 and December 31, 2023, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |35

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$172,746	$172,746	$—	$—
State and political subdivisions	456,381	—	456,381	—
Corporate bonds and other	13,563	—	13,563	—
MBS: (1)
Residential	758,534	—	758,534	—
Commercial	4,720	—	4,720	—
Equity investments:
Equity investments	5,229	5,229	—	—
Derivative assets:
Interest rate swaps	66,044	—	66,044	—
Total asset recurring fair value measurements	$1,477,217	$177,975	$1,299,242	$—

Derivative liabilities:
Interest rate swaps	$23,973	$—	$23,973	$—
Total liability recurring fair value measurements	$23,973	$—	$23,973	$—

Nonrecurring fair value measurements
Foreclosed assets	$663	$—	$—	$663
Collateral-dependent loans (2)	9,213	—	—	9,213
Total asset nonrecurring fair value measurements	$9,876	$—	$—	$9,876
Southside Bancshares, Inc. |36

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2023	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$139,725	$139,725	$—	$—
State and political subdivisions	568,745	—	568,745	—
Corporate bonds and other	14,093	—	14,093	—
MBS: (1)
Residential	568,983	—	568,983	—
Commercial	4,748	—	4,748	—
Equity investments:
Equity investments	5,308	5,308	—	—
Derivative assets:
Interest rate swaps	56,639	—	56,639	—
Total asset recurring fair value measurements	$1,358,241	$145,033	$1,213,208	$—

Derivative liabilities:
Interest rate swaps	$25,684	$—	$25,684	$—
Total liability recurring fair value measurements	$25,684	$—	$25,684	$—

Nonrecurring fair value measurements
Foreclosed assets	$99	$—	$—	$99
Collateral-dependent loans (2)	7,000	—	—	7,000
Total asset nonrecurring fair value measurements	$7,099	$—	$—	$7,099
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. |37

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

Southside Bancshares, Inc. |38

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$451,996	$451,996	$451,996	$—	$—
Investment securities:
HTM, at carrying value	1,187,537	1,033,081	—	1,033,081	—
MBS:
HTM, at carrying value	118,438	107,366	—	107,366	—
FHLB stock, at cost	32,991	32,991	—	32,991	—
Equity investments	4,302	4,302	—	4,302	—
Loans, net of allowance for loan losses	4,546,958	4,379,242	—	—	4,379,242
Loans held for sale	1,352	1,352	—	1,352	—
Financial liabilities:
Deposits	$6,495,932	$6,490,306	$—	$6,490,306	$—
Other borrowings	201,418	201,492	—	201,492	—
FHLB borrowings	562,282	565,572	—	565,572	—
Subordinated notes, net of unamortized debt issuance costs	91,970	86,632	—	86,632	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,272	56,176	—	56,176	—

		Estimated Fair Value
December 31, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$560,510	$560,510	$560,510	$—	$—
Investment securities:
HTM, at carrying value	1,186,152	1,054,739	—	1,054,739	—
Mortgage-backed securities:
HTM, at carrying value	120,901	111,423	—	111,423	—
FHLB stock, at cost	11,936	11,936	—	11,936	—
Equity investments	4,383	4,383	—	4,383	—
Loans, net of allowance for loan losses	4,481,836	4,198,879	—	—	4,198,879
Loans held for sale	10,894	10,894	—	10,894	—
Financial liabilities:
Deposits	$6,549,681	$6,534,929	$—	$6,534,929	$—
Other borrowings	509,820	510,242	—	510,242	—
FHLB borrowings	212,648	202,750	—	202,750	—
Subordinated notes, net of unamortized debt issuance costs	93,877	86,285	—	86,285	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	57,480	—	57,480	—

Southside Bancshares, Inc. |39

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current income tax expense	$5,055	$4,690	$9,819	$9,427
Deferred income tax expense (benefit)	157	(122)	15	(316)
Income tax expense	$5,212	$4,568	$9,834	$9,111

The net deferred tax asset totaled $29.7 million at June 30, 2024 as compared to $30.4 million at December 31, 2023. The slight decrease in the net deferred tax asset is primarily the result of an increase in the estimated fair value of the effective hedging derivatives.  No valuation allowance was recorded at June 30, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2024 or December 31, 2023.
We recognized income tax expense of $5.2 million and $9.8 million for an ETR of 17.4% and 17.6% for the three and six months ended June 30, 2024, respectively, compared to income tax expense of $4.6 million and $9.1 million for an ETR of 15.5% and 15.2% for the three and six months ended June 30, 2023, respectively. The higher ETR for the three and six months ended June 30, 2024 was primarily due to a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same period in 2023. The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2024 and 2023 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020 or Texas state tax examinations by tax authorities for years before 2019.
Southside Bancshares, Inc. |40

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance at beginning of period	$2,820	$3,559	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	388	(352)	(724)	(480)
Balance at end of period	$3,208	$3,207	$3,208	$3,207

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2024	December 31, 2023

Commitments to extend credit	$943,360	$1,082,327
Standby letters of credit	12,428	10,823
Total	$955,788	$1,093,150

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
Leases. During the three months ended June 30, 2024, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2024, there were $372,000 operating lease ROU assets obtained in exchange for new operating lease liabilities. During the three and six months ended June 30, 2023, there were $411,000 and $603,000, respectively, operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business, we buy and sell securities. At June 30, 2024, there were $54.4 million unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2023, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2024 or December 31, 2023.
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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate increases, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, prolonged elevated interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, labor shortages and changes in interest rates by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•the impact of prolonged elevated interest rates on our financial projections, models and guidance;
•acts of terrorism, war or other conflicts, including the Russia-Ukraine and Israeli-Hamas conflicts, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate change or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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
Southside Bancshares, Inc. |42

•our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, which may be exacerbated by developments in generative artificial intelligence and which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
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
•changes in consumer spending, borrowing and saving habits, including as a result of rising inflation, elevated interest rates and recessionary concerns;
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2023 Form 10-K. As of June 30, 2024, there have been no significant changes to our critical accounting estimates.

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

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income (GAAP)	$53,608	$53,916	$106,956	$107,269
Tax equivalent adjustments:
Loans	633	673	1,289	1,370
Tax-exempt investment securities	2,051	2,462	4,131	5,012
Net interest income (FTE) (1)	$56,292	$57,051	$112,376	$113,651

Average earning assets	$7,881,919	$7,225,168	$7,882,128	$7,193,677

Net interest margin	2.74%	2.99%	2.73%	3.01%
Net interest margin (FTE) (1)	2.87%	3.17%	2.87%	3.19%

Net interest spread	2.00%	2.37%	2.01%	2.40%
Net interest spread (FTE) (1)	2.13%	2.55%	2.15%	2.58%
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
Southside Bancshares, Inc. |45

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of slightly elevated inflation, continued higher interest rates and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Ongoing inflation levels and continued higher interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits were $6.50 billion at June 30, 2024, a decrease of $53.7 million, or 0.8%, from December 31, 2023. At June 30, 2024, we had 179,536 total deposit accounts with an average balance of $32,000. Our estimated uninsured deposits were 36.4% of total deposits as of June 30, 2024. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 19.4% of total deposits as of June 30, 2024.
Our noninterest bearing deposits represent approximately 21.0% of total deposits. During the three months ended June 30, 2024, our cost of interest bearing deposits increased 98 basis points from 2.03% for the three months ended June 30, 2023 to 3.01%. Our cost of total deposits for the second quarter of 2024 increased 89 basis points from 1.50% for the three months ended June 30, 2023 to 2.39%.
Our cost of interest bearing deposits increased 107 basis points, from 1.92% for the six months ended June 30, 2023, to 2.99% for the six months ended June 30, 2024. Our cost of total deposits increased 95 basis points, from 1.42% for the six months ended June 30, 2023, to 2.37% for the six months ended June 30, 2024.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s BTFP to reduce our overall funding costs and to enhance our interest rate risk position. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. As of June 30, 2024, our BTFP borrowings totaled $113.4 million at a cost of 5.40%, compared to $117.7 million at a cost of 4.37% at December 31, 2023.
The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of June 30, 2024 (in thousands):

	June 30, 2024
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,344,153	$562,282	$1,781,871	$310,000
Federal Reserve discount window	377,381	—	377,381	—
Correspondent bank lines of credit	80,000	—	80,000	—
Federal Reserve Bank Term Funding Program	113,415	113,415	—	—
Total liquidity lines	$2,914,949	$675,697	$2,239,252	$310,000

Operating Results
Net income decreased $220,000, or 0.9%, to $24.7 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease in net income was a result of the $772,000 increase in noninterest expense, the $644,000 increase in income tax expense and the $308,000 decrease in net interest income, partially offset by the $1.1 million increase in noninterest income and the $411,000 increase in the reversal of provision for credit losses. Earnings per diluted common share was $0.81 for both of the three month periods ended June 30, 2024 and 2023.
During the six months ended June 30, 2024, our net income decreased $4.7 million, or 9.3%, to $46.2 million from $50.9 million for the same period in 2023. The decrease in net income was primarily a result of the $2.8 million increase in noninterest expense, the $1.2 million decrease in noninterest income and the $723,000 increase in income tax expense. Earnings per diluted common share decreased $0.12, or 7.3%, to $1.52 for the six months ended June 30, 2024, compared to $1.64 for the same period in 2023.
Southside Bancshares, Inc. |46

Financial Condition
Our total assets increased $72.8 million, or 0.9%, to $8.36 billion at June 30, 2024 from $8.28 billion at December 31, 2023. Our securities portfolio increased by $108.6 million, or 4.2%, to $2.71 billion, compared to $2.60 billion at December 31, 2023. The increase in the securities portfolio was due to purchases of MBS, partially offset by a decrease in municipal bonds during the six months ended June 30, 2024. Our FHLB stock increased $21.1 million, or 176.4%, to $33.0 million from $11.9 million at December 31, 2023, due to the increase in our FHLB borrowings during the six months ended June 30, 2024.
Loans at June 30, 2024 were $4.59 billion, an increase of $64.9 million, or 1.4%, compared to December 31, 2023, due to increases of $304.3 million in commercial real estate loans and $41.3 million in 1-4 family residential loans. The increases were partially offset by decreases of $243.7 million in construction loans, $24.2 million in municipal loans, $7.1 million in commercial loans, and $5.8 million in loans to individuals. Loans held for sale decreased $9.5 million, or 87.6%, to $1.4 million at June 30, 2024 from $10.9 million at December 31, 2023 due to the sale of a $7.9 million commercial real estate loan relationship during the first quarter of 2024.
Our nonperforming assets at June 30, 2024 increased $2.9 million, or 72.9%, to $6.9 million and represented 0.08% of total assets, compared to $4.0 million, or 0.05% of total assets, at December 31, 2023.  Nonaccruing loans increased $2.2 million, or 57.1%, to $6.1 million, and the ratio of nonaccruing loans to total loans was 0.13% and 0.09% for June 30, 2024 and December 31, 2023, respectively. The increase in nonaccrual loans was primarily due to one commercial real estate loan and one commercial loan relationship that were put on nonaccrual during the first quarter of 2024. Restructured loans were $145,000 as of June 30, 2024, compared to $13,000 at December 31, 2023. Repossessed assets were $15,000 at June 30, 2024. There were no repossessed assets at December 31, 2023. There was $648,000 and $99,000 of OREO at June 30, 2024 and December 31, 2023, respectively.
Our deposits decreased $53.7 million, or 0.8%, with a balance of $6.50 billion at June 30, 2024 from $6.55 billion at December 31, 2023, which consisted of decreases of $30.3 million in interest bearing deposits and $23.5 million in noninterest bearing deposits.
Total FHLB borrowings increased $349.6 million, or 164.4%, to $562.3 million at June 30, 2024 from $212.6 million at December 31, 2023.
Other borrowings decreased $308.4 million, or 60.5%, to $201.4 million at June 30, 2024, from $509.8 million at December 31, 2023, which was primarily due to a $300.0 million decrease in borrowings from the FRDW.
Our total shareholders’ equity at June 30, 2024 increased 3.6%, or $27.7 million, to $801.0 million, or 9.6% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $46.2 million, other comprehensive income of $2.5 million, stock compensation expense of $1.5 million, common stock issued under our dividend reinvestment plan of $596,000 and net issuance of common stock under employee stock plans of $184,000, partially offset by cash dividends paid of $21.8 million and repurchases of $1.5 million of our common stock.
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
We ended the second quarter of 2024 with approximately $377.4 million in available liquidity from the FRDW, in addition to the approximately $1.78 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At June 30, 2024, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 19.4%, or $1.26 billion.
During the six months ended June 30, 2024, we entered into an additional $50 million cash flow hedge swap while $120 million of cash flow hedge swaps matured. At June 30, 2024, FHLB advances of $310 million and brokered deposits of $630 million were hedged with our $940 million of cash flow swaps. As of June 30, 2024, a pre-tax unrealized gain of $23.1 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. At June 30, 2024, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 49% of the funding source, of which approximately 69% is swapped at a fixed rate, providing protection from rising interest rates.
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
Our securities portfolio increased from $2.60 billion at December 31, 2023 to $2.71 billion at June 30, 2024. The increase in the securities portfolio was due to securities purchased during the six months ended June 30, 2024, which more than offset sales of securities and principal payments.
During the six months ended June 30, 2024, we continued to adjust the composition of the securities portfolio as U.S. Treasury Bills and MBS increased while the remaining categories in the portfolio decreased. The increase in MBS was attributable to purchases of U.S. Agency MBS, partially offset by MBS principal payments. During the six months ended June 30, 2024, we purchased $408.9 million in short-term U.S. Treasury Bills to collateralize public fund deposits and $249.5 million in low premium, primarily 6.0% and 6.5% coupon MBS and to a lesser extent, discounted 5.5% coupon MBS. Sales during the six months ended June 30, 2024 included $100.8 million in municipal securities and in some instances the unwinding of the related hedged items to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities for the three and six months ended June 30, 2024 resulted in a net realized loss of $563,000 and $581,000, respectively.
At June 30, 2024, securities as a percentage of assets totaled 32.4%, compared to 31.4% at December 31, 2023, due to a $108.6 million, or 4.2%, increase in securities, while cash and cash equivalents decreased to 5.41% of total assets at June 30, 2024, compared to 6.77% at December 31, 2023. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer
Southside Bancshares, Inc. |48

method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of June 30, 2024, hedged municipal securities with a carrying amount of $358.0 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 25% and 78% of the AFS securities portfolio and the AFS municipal portfolio, respectively. As of June 30, 2024, $201.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are brokered deposits, FHLB and borrowings from the Federal Reserve through the FRDW and BTFP. Our FHLB borrowings increased 164.4%, or $349.6 million, to $562.3 million at June 30, 2024 from $212.6 million at December 31, 2023.
As of June 30, 2024, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 23.3% from 25.5% at December 31, 2023 and 25.2% at June 30, 2023.
Our brokered deposits may consist of CDs and non-maturity deposits. We had $23.5 million in brokered CDs at June 30, 2024. We had no brokered CDs at December 31, 2023. At June 30, 2024, our brokered CDs had a weighted average cost of 532 basis points and remaining maturities of approximately less than 10 months. Our brokered non-maturity deposits decreased to $658.2 million at June 30, 2024, of which $630.0 million are related to our cash flow hedges, from $828.0 million at December 31, 2023, with a weighted average cost of 321 and 323 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total deposits. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $940.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to overnight SOFR. In connection with $940.0 million and $1.01 billion of the agreements outstanding at June 30, 2024 and December 31, 2023, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 3.08% with a remaining average weighted maturity of 2.1 years at June 30, 2024. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$69,684	$58,684	$137,895	$113,460
Taxable investment securities	7,009	8,773	13,976	14,485
Tax-exempt investment securities	10,710	13,720	21,798	27,636
MBS	11,084	3,830	21,203	8,159
FHLB stock and equity investments	573	379	906	624
Other interest earning assets	5,126	1,490	11,166	3,360
Total interest income	104,186	86,876	206,944	167,724
Interest expense:
Deposits	38,466	21,679	76,664	41,585
FHLB borrowings	6,455	1,032	12,405	4,173
Subordinated notes	936	994	1,892	1,993
Trust preferred subordinated debentures	1,171	1,100	2,346	2,131
Repurchase agreements	955	883	1,922	1,375
Other borrowings	2,595	7,272	4,759	9,198
Total interest expense	50,578	32,960	99,988	60,455
Net interest income	$53,608	$53,916	$106,956	$107,269

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the year ended December 31, 2023, the Federal Reserve increased the target federal funds rate by 100 basis points to 5.25% to 5.50%. During the six months ended June 30, 2024, the Federal Reserve held the rate steady but has indicated it may cut interest rates in 2024. The increase in the federal funds rate has resulted in a slight decrease in our net interest income. If the federal funds rate remains elevated or increases further and the yield curve remains inverted, it may continue to negatively impact our net interest income.
Net interest income for the three months ended June 30, 2024, declined slightly when compared to the same period in 2023. The decrease in net interest income for the three months ended June 30, 2024, was largely due to increases in the average rate paid on our interest bearing liabilities and average balance of our interest bearing liabilities, partially offset by the increase in the average balance of interest earning assets and average yield of interest earning assets. Total interest income increased $17.3 million, or 19.9%, to $104.2 million for the three months ended June 30, 2024, compared to $86.9 million during the same period in 2023. Total interest expense increased $17.6 million, or 53.5%, to $50.6 million for the three months ended June 30, 2024, compared to $33.0 million for the same period in 2023. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.74% and 2.87%, respectively, for the three months ended June 30, 2024, compared to 2.99% and 3.17%, respectively, for the same period in 2023, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.00% and 2.13%, respectively, compared to 2.37% and 2.55%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |50

Net interest income was $107.0 million for the six months ended June 30, 2024, compared to $107.3 million for the same period in 2023, a decrease of $0.3 million, or 0.3%. The decrease in net interest income for the six months ended June 30, 2024 was due to increases in the average rate paid on our interest bearing liabilities and average balance of our interest bearing liabilities, partially offset by the increase in the average balance of interest earning assets and average yield of interest earning assets. Total interest income increased $39.2 million, or 23.4%, to $206.9 million for the six months ended June 30, 2024, compared to $167.7 million for the same period in 2023. Total interest expense increased $39.5 million, or 65.4%, to $100.0 million for the six months ended June 30, 2024, compared to $60.5 million for the same period in 2023. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.73% and 2.87%, respectively, for the six months ended June 30, 2024, compared to 3.01% and 3.19%, respectively, for the same period in 2023, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.01% and 2.15%, respectively, compared to 2.40% and 2.58%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
Quarterly Analysis of Changes in Interest Income and Interest Expense
The following table presents on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and from changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands). The comparison between the quarters includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period.

	Three Months Ended June 30, 2024 Compared to 2023
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$5,886	$5,073	$—	$10,959
Loans held for sale	(3)	4	—	1
Taxable investment securities	(1,287)	(477)	—	(1,764)
Tax-exempt investment securities (1)	(3,140)	(281)	—	(3,421)
Mortgage-backed and related securities	5,283	1,971	—	7,254
FHLB stock, at cost, and equity investments	281	(87)	—	194
Interest earning deposits	3,329	34	—	3,363
Federal funds sold	217	56	—	273
Total earning assets	10,566	6,293	—	16,859
Interest expense on:
Savings accounts	(100)	124	—	24
CDs	2,071	3,194	—	5,265
Interest bearing demand accounts	3,798	7,700	—	11,498
FHLB borrowings	3,328	2,095	—	5,423
Subordinated notes, net of unamortized debt issuance costs	(59)	1	—	(58)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	71	—	71
Repurchase agreements	(95)	167	—	72
Other borrowings	(7,476)	2,799	—	(4,677)
Total interest bearing liabilities	1,467	16,151	—	17,618
Net change	$9,099	$(9,858)	$—	$(759)
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the three months ended June 30, 2024, was attributable to a $656.8 million, or 9.1%, increase in the average balance of interest earning assets for the three months ended June 30, 2024, compared to the same period in 2023, as well as an increase in the average yield on interest earning assets to 5.45% from 5.00% for the same period in 2023. The increase in total interest expense for the three months ended June 30, 2024, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 3.32% from 2.45% for the same period in 2023, and an increase in the average balance of our interest bearing liabilities of $741.1 million, or 13.8%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase in average earning assets was primarily the result of the increase in loans, MBS and interest earning deposits, partially offset by the decrease in tax-exempt and taxable investment securities.

Southside Bancshares, Inc. |51

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2024 and 2023. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,595,980	$70,293	6.15%	$4,197,130	$59,334	5.67%
Loans held for sale	1,489	24	6.48%	1,664	23	5.54%
Securities:
Taxable investment securities (2)	783,856	7,009	3.60%	925,445	8,773	3.80%
Tax-exempt investment securities (2)	1,254,097	12,761	4.09%	1,562,232	16,182	4.15%
Mortgage-backed and related securities (2)	830,504	11,084	5.37%	401,427	3,830	3.83%
Total securities	2,868,457	30,854	4.33%	2,889,104	28,785	4.00%
FHLB stock, at cost, and equity investments	40,467	573	5.69%	21,480	379	7.08%
Interest earning deposits	300,047	4,105	5.50%	56,604	742	5.26%
Federal funds sold	75,479	1,021	5.44%	59,186	748	5.07%
Total earning assets	7,881,919	106,870	5.45%	7,225,168	90,011	5.00%
Cash and due from banks	110,102			103,559
Accrued interest and other assets	424,323			419,420
Less: Allowance for loan losses	(43,738)			(36,512)
Total assets	$8,372,606			$7,711,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$604,753	1,454	0.97%	$648,560	1,430	0.88%
CDs	1,020,099	11,630	4.59%	797,992	6,365	3.20%
Interest bearing demand accounts	3,513,068	25,382	2.91%	2,841,818	13,884	1.96%
Total interest bearing deposits	5,137,920	38,466	3.01%	4,288,370	21,679	2.03%
FHLB borrowings	606,851	6,455	4.28%	211,309	1,032	1.96%
Subordinated notes, net of unamortized debt issuance costs	92,017	936	4.09%	97,804	994	4.08%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,271	1,171	7.81%	60,266	1,100	7.32%
Repurchase agreements	88,007	955	4.36%	97,915	883	3.62%
Other borrowings	143,169	2,595	7.29%	631,447	7,272	4.62%
Total interest bearing liabilities	6,128,235	50,578	3.32%	5,387,111	32,960	2.45%
Noninterest bearing deposits	1,346,274			1,490,445
Accrued expenses and other liabilities	101,399			84,252
Total liabilities	7,575,908			6,961,808
Shareholders’ equity	796,698			749,827
Total liabilities and shareholders’ equity	$8,372,606			$7,711,635
Net interest income (FTE)		$56,292			$57,051
Net interest margin (FTE)			2.87%			3.17%
Net interest spread (FTE)			2.13%			2.55%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2024 and 2023, loans totaling $6.1 million and $3.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |52

Year-to-date Analysis of Changes in Interest Income and Interest Expense
The following table presents on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and from changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands). The comparison between the years includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period.

	Six Months Ended June 30, 2024 Compared to 2023
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$11,993	$11,598	$764	$24,355
Loans held for sale	44	(45)	—	(1)
Taxable investment securities	(475)	(111)	77	(509)
Tax-exempt investment securities (1)	(7,246)	384	143	(6,719)
Mortgage-backed and related securities	8,911	4,017	116	13,044
Federal Home Loan Bank stock, at cost, and equity investments	311	(34)	5	282
Interest earning deposits	7,272	209	51	7,532
Federal funds sold	79	185	10	274
Total earning assets	20,889	16,203	1,166	38,258
Interest expense on:
Savings accounts	(230)	349	16	135
CDs	3,241	6,837	121	10,199
Interest bearing demand accounts	7,143	17,317	285	24,745
FHLB borrowings	5,411	2,753	68	8,232
Subordinated notes, net of unamortized debt issuance costs	(107)	(4)	10	(101)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	202	13	215
Repurchase agreements	150	386	11	547
Other borrowings	(7,320)	2,855	26	(4,439)
Total interest bearing liabilities	8,288	30,695	550	39,533
Net change	$12,601	$(14,492)	$616	$(1,275)
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to the increase in average earning assets of $688.5 million, or 9.6%, for the six months ended June 30, 2024, compared to the same period in 2023, as well as the increase in the average yield on earning assets to 5.42% from 4.88% for the same period in 2023. The increase in total interest expense for the six months ended June 30, 2024 was primarily attributable to the increase in interest rates on our interest bearing liabilities to 3.27% from 2.30% for the same period in 2023 and an increase in the average balance of our interest bearing liabilities of $854.9 million, or 16.1%, when compared to the same period in 2023. The increase in average earning assets was primarily the result of the increase in loans, MBS and interest earning deposits, partially offset by the decrease in tax-exempt investment securities.

Southside Bancshares, Inc. |53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2024 and 2023. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,577,791	$139,142	6.11%	$4,163,141	$114,787	5.56%
Loans held for sale	5,162	42	1.64%	1,663	43	5.21%
Securities:
Taxable investment securities (2)	782,139	13,976	3.59%	808,803	14,485	3.61%
Tax-exempt investment securities (2)	1,270,010	25,929	4.11%	1,627,105	32,648	4.05%
Mortgage-backed and related securities (2)	797,608	21,203	5.35%	428,469	8,159	3.84%
Total securities	2,849,757	61,108	4.31%	2,864,377	55,292	3.89%
FHLB stock, at cost, and equity investments	40,265	906	4.52%	26,448	624	4.76%
Interest earning deposits	340,114	9,307	5.50%	72,177	1,775	4.96%
Federal funds sold	69,039	1,859	5.41%	65,871	1,585	4.85%
Total earning assets	7,882,128	212,364	5.42%	7,193,677	174,106	4.88%
Cash and due from banks	112,241			105,650
Accrued interest and other assets	432,904			408,908
Less: Allowance for loan losses	(43,356)			(36,601)
Total assets	$8,383,917			$7,671,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$604,641	2,878	0.96%	$657,192	2,743	0.84%
CDs	981,023	21,971	4.50%	792,967	11,772	2.99%
Interest bearing demand accounts	3,574,001	51,815	2.92%	2,912,127	27,070	1.87%
Total interest bearing deposits	5,159,665	76,664	2.99%	4,362,286	41,585	1.92%
FHLB borrowings	606,942	12,405	4.11%	307,221	4,173	2.74%
Subordinated notes, net of unamortized debt issuance costs	92,956	1,892	4.09%	98,246	1,993	4.09%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,271	2,346	7.83%	60,266	2,131	7.13%
Repurchase agreements	90,092	1,922	4.29%	81,765	1,375	3.39%
Other borrowings	140,228	4,759	6.82%	385,440	9,198	4.81%
Total interest bearing liabilities	6,150,154	99,988	3.27%	5,295,224	60,455	2.30%
Noninterest bearing deposits	1,342,329			1,539,313
Accrued expenses and other liabilities	100,558			82,833
Total liabilities	7,593,041			6,917,370
Shareholders’ equity	790,876			754,264
Total liabilities and shareholders’ equity	$8,383,917			$7,671,634
Net interest income (FTE)		$112,376			$113,651
Net interest margin (FTE)			2.87%			3.19%
Net interest spread (FTE)			2.15%			2.58%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2024 and 2023, loans totaling $6.1 million and $3.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |54

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2024
			Change From
	2024	2023	2023
Deposit services	$6,157	$6,291	$(134)	(2.1)%
Net gain (loss) on sale of securities AFS	(563)	(3,455)	2,892	83.7%
Net gain on sale of equity securities	—	2,642	(2,642)	(100.0)%
Gain (loss) on sale of loans	220	185	35	18.9%
Trust fees	1,456	1,490	(34)	(2.3)%
BOLI	1,767	756	1,011	133.7%
Brokerage services	1,081	904	177	19.6%
Other noninterest income	1,439	1,651	(212)	(12.8)%
Total noninterest income	$11,557	$10,464	$1,093	10.4%

	Six Months Ended June 30,		2024
			Change From
	2024	2023	2023
Deposit services	$12,142	$12,713	$(571)	(4.5)%
Net gain (loss) on sale of securities AFS	(581)	(5,601)	5,020	89.6%
Net gain on sale of equity securities	—	5,058	(5,058)	(100.0)%
Gain (loss) on sale of loans	(216)	289	(505)	(174.7)%
Trust fees	2,792	2,957	(165)	(5.6)%
BOLI	2,551	2,431	120	4.9%
Brokerage services	2,095	1,601	494	30.9%
Other noninterest income	2,498	3,049	(551)	(18.1)%
Total noninterest income	$21,281	$22,497	$(1,216)	(5.4)%
The 10.4% increase in noninterest income for the three months ended June 30, 2024, when compared to the same period in 2023, was primarily due to a decrease in net loss on sale of securities AFS and an increase in BOLI income, partially offset by a $2.6 million net gain on sale of equity securities during the three months ended June 30, 2023. The decrease in noninterest income for the six months ended June 30, 2024, when compared to the same period in 2023, was due to decreases in the net gain on sale of equity securities, deposit services income, other noninterest income and loss on sale of loans. These decreases were partially offset by a decrease in net loss on sale of securities AFS and an increase in brokerage services income.
During the three and six months ended June 30, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $563,000 and $581,000, respectively.
During the three and six months ended June 30, 2023, we sold equity securities that resulted in a net gain of $2.6 million and $5.1 million, respectively.
The gain on sale of loans for the three months ended June 30, 2024 and the loss on sale of loans for the six months ended June 30, 2024, was primarily due to a $100,000 recovery in the second quarter of 2024 related to the $512,000 loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
The increase in BOLI income for the three months ended June 30, 2024, when compared to the same period in 2023, was primarily due to a death benefit of $962,000 realized in the second quarter of 2024 for a former covered officer.
Brokerage services income increased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, due to an increase in assets under management.
Southside Bancshares, Inc. |55

Other noninterest income decreased for the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to a decrease in gain recognized on the repurchase of our subordinated notes at a discount, partially offset by increases in mortgage derivative income, equity investment income and swap fee income. Other noninterest income decreased for the six months ended June 30, 2024, when compared to the same period in 2023, due to a decrease in gain recognized on the repurchase of our subordinated notes at a discount and decreases in swap fee income, other recoveries and equity investment income, partially offset by an increase in mortgage derivative income.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2024
			Change From
	2024	2023	2023
Salaries and employee benefits	$21,984	$21,376	$608	2.8%
Net occupancy	3,750	3,690	60	1.6%
Advertising, travel & entertainment	795	854	(59)	(6.9)%
ATM expense	368	320	48	15.0%
Professional fees	1,075	1,192	(117)	(9.8)%
Software and data processing	2,860	2,264	596	26.3%
Communications	410	348	62	17.8%
FDIC insurance	977	1,220	(243)	(19.9)%
Amortization of intangibles	307	442	(135)	(30.5)%
Other noninterest expense	3,239	3,287	(48)	(1.5)%
Total noninterest expense	$35,765	$34,993	$772	2.2%

	Six Months Ended June 30,		2024
			Change From
	2024	2023	2023
Salaries and employee benefits	$45,097	$43,232	$1,865	4.3%
Net occupancy	7,112	7,424	(312)	(4.2)%
Advertising, travel & entertainment	1,745	1,904	(159)	(8.4)%
ATM expense	693	675	18	2.7%
Professional fees	2,229	2,564	(335)	(13.1)%
Software and data processing	5,716	4,319	1,397	32.3%
Communications	859	675	184	27.3%
FDIC insurance	1,920	1,764	156	8.8%
Amortization of intangibles	644	920	(276)	(30.0)%
Other noninterest expense	6,631	6,365	266	4.2%
Total noninterest expense	$72,646	$69,842	$2,804	4.0%
The increase in noninterest expense for the three months ended June 30, 2024, when compared to the same period in 2023, was due to increases in salaries and employee benefits and software and data processing expense, partially offset by decreases in FDIC insurance, amortization of intangibles and professional fees. The increase in noninterest expense for the six months ended June 30, 2024, when compared to the same period in 2023, was due to increases in salaries and employee benefits and software and data processing expense, partially offset by decreases in professional fees and net occupancy expense.
Salaries and employee benefits expense increased during the three months ended June 30, 2024, compared to the same period in 2023, due to increases in direct salary expense, retirement expense and health insurance expense. Salaries and employee benefits expense increased during the six months ended June 30, 2024, compared to the same period in 2023, due to increases in direct salary expense and retirement expense, partially offset by a decrease in health insurance expense.
For the three and six months ended June 30, 2024, direct salary expense increased $357,000, or 1.9%, and $1.6 million, or 4.3%, respectively, when compared to the same periods in 2023, primarily due to normal salary increases effective in the first quarter of 2024 and approximately $618,000 associated with future cost reductions.
Southside Bancshares, Inc. |56

Retirement expense, included in salaries and employee benefits, increased $127,000, or 15.6%, and $301,000, or 19.8%, for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. This increase was due to increases in our deferred compensation expense, 401(k) matching expense, split dollar expense and post-retirement benefits expense.
Health and life insurance expense, included in salaries and employee benefits, increased $123,000, or 6.0%, for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in health claims expense. Health and life insurance expense decreased $43,000, or 1.0%, for the six months ended June 30, 2024 compared to the same period in 2023, due to decreases in health plan administration cost and health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Net occupancy expense decreased for the six months ended June 30, 2024, when compared to the same period in 2023, due to decreases in repairs and depreciation expense.
ATM expense increased for the three months ended June 30, 2024, when compared to the same period in 2023, due primarily to an increase in ATM maintenance expense.
Professional fees decreased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, due to a decrease in consulting and legal fees.
Software and data processing expense increased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, due to new software contracts and increases in existing contract renewal costs.
Communications expense increased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, driven by initial costs related to a project to improve network management efficiency.
FDIC insurance decreased for the three months ended June 30, 2024, when compared to the same period in 2023, due to an increase in the rate assessed by the FDIC in 2023 that we adjusted for during the second quarter of 2023.
Amortization of intangibles decreased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.

Income Taxes
Pre-tax income for the three and six months ended June 30, 2024 was $29.9 million and $56.0 million, respectively, an increase of 1.4%, compared to $29.5 million for the three months ended June 30, 2023 and a decrease of 6.7% compared to $60.0 million for the six months ended June 30, 2023. We recorded income tax expense of $5.2 million and $9.8 million for the three and six months ended June 30, 2024, respectively, compared to income tax expense of $4.6 million and $9.1 million for the same periods in 2023. The ETR as a percentage of pre-tax income was 17.4% and 17.6% for the three and six months ended June 30, 2024, compared to an ETR as a percentage of pre-tax income of 15.5% and 15.2% for the same periods in 2023. The increase in the ETR for the three and six months ended June 30, 2024 was primarily a result of a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2023. The increase in income tax expense is due to the higher ETR for the three and six months ended June 30, 2024 compared to the same periods in 2023.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $29.7 million at June 30, 2024, compared to $30.4 million at December 31, 2023. The slight decrease in the net deferred tax asset is primarily the result of an increase in the estimated fair value of the hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |57

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2023 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2023.  There were no substantial changes in these concentrations during the six months ended June 30, 2024.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2023	June 30, 2023
	June 30, 2024	December 31, 2023	June 30, 2023	Change (%)	Change (%)
Real estate loans:
Construction	$546,040	$789,744	$657,354	(30.9)%	(16.9)%
1-4 family residential	738,037	696,738	684,878	5.9%	7.8%
Commercial	2,472,771	2,168,451	2,100,338	14.0%	17.7%
Commercial loans	359,807	366,893	383,724	(1.9)%	(6.2)%
Municipal loans	416,986	441,168	435,211	(5.5)%	(4.2)%
Loans to individuals	55,724	61,516	67,538	(9.4)%	(17.5)%
Total loans	$4,589,365	$4,524,510	$4,329,043	1.4%	6.0%
Our total loan portfolio increased $64.9 million, or 1.4%, and $260.3 million, or 6.0%, at June 30, 2024 compared to December 31, 2023 and June 30, 2023, respectively, with net increases in commercial real estate and 1-4 family loans, partially offset by decreases in construction, commercial loans, municipal loans and loans to individuals.
At June 30, 2024, our real estate loans represented 81.9% of our loan portfolio and were comprised of commercial real estate loans of 65.8%, 1-4 family residential loans of 19.7% and construction loans of 14.5%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |58

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2023	June 30, 2023
	June 30, 2024	December 31, 2023	June 30, 2023	Change (%)	Change (%)
Nonaccrual loans	$6,110	$3,889	$3,017	57.1%	102.5%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans (1)	145	13	—	1,015.4%	100.0%
OREO	648	99	—	554.5%	100.0%
Repossessed assets	15	—	42	100.0%	(64.3)%
Total nonperforming assets	$6,918	$4,001	$3,059	72.9%	126.2%

Total loans	$4,589,365	$4,524,510	$4,329,043
Allowance for loan losses at end of period	42,407	42,674	36,303

Ratio of nonaccruing loans to:
Total loans	0.13%	0.09%	0.07%
Ratio of nonperforming assets to:
Total assets	0.08%	0.05%	0.04%
Total loans	0.15%	0.09%	0.07%
Total loans and OREO	0.15%	0.09%	0.07%
Ratio of allowance for loan losses to:
Nonaccruing loans	694.06%	1,097.30%	1,203.28%
Nonperforming assets	613.00%	1,066.58%	1,186.76%
Total loans	0.92%	0.94%	0.84%
Net charge-offs to average loans outstanding	0.02%	0.06%	0.03%

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty forecasted in our CECL model as of June 30, 2024.
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
Southside Bancshares, Inc. |59

Loans evaluated collectively in a pool are monitored to ensure they continue to exhibit similar risk characteristics with other loans in the pool. If a loan does not share similar risk characteristics with other loans, expected credit losses for that loan are evaluated individually.
As of June 30, 2024, our review of the loan portfolio indicated that an allowance for loan losses of $42.4 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2024, the allowance for loan losses decreased $267,000, or 0.6%, to $42.4 million, or 0.92% of total loans, when compared to $42.7 million, or 0.94% of total loans at December 31, 2023.
For the three and six months ended June 30, 2024, loan charge-offs were $721,000 and $1.4 million, respectively, and recoveries were $444,000 and $791,000, respectively. For the three and six months ended June 30, 2023, loan charge-offs were $737,000 and $1.4 million, respectively, and recoveries were $430,000 and $792,000, respectively. For the three months ended June 30, 2024, we recorded a reversal of provision for credit losses for loans of $873,000. For the six months ended June 30, 2024, we recorded a provision for credit losses for loans of $297,000. For the three and six months ended June 30, 2023, we recorded a provision for credit losses for loans of $278,000 and $366,000, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance at beginning of period	$2,820	$3,559	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	388	(352)	(724)	(480)
Balance at end of period	$3,208	$3,207	$3,208	$3,207
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

Southside Bancshares, Inc. |60

Capital Resources and Liquidity
Our total shareholders’ equity at June 30, 2024 increased 3.6%, or $27.7 million, to $801.0 million, or 9.6% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $46.2 million, other comprehensive income of $2.5 million, stock compensation expense of $1.5 million, common stock issued under our dividend reinvestment plan of $596,000 and net issuance of common stock under employee stock plans of $184,000, partially offset by cash dividends paid of $21.8 million and repurchases of $1.5 million of our common stock.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2024 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2024.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $92.0 million of qualified subordinated debt as of June 30, 2024. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $2.0 million has been added back to CET1 as of June 30, 2024, representing 25% of the $8.2 million transitional amount at December 31, 2023.
Management believes that, as of June 30, 2024, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |61

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$713,966	12.72%	$252,619	4.50%	N/A	N/A
Bank Only	$856,653	15.26%	$252,600	4.50%	$364,867	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$772,427	13.76%	$336,825	6.00%	N/A	N/A
Bank Only	$856,653	15.26%	$336,801	6.00%	$449,067	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$907,439	16.16%	$449,100	8.00%	N/A	N/A
Bank Only	$899,695	16.03%	$449,067	8.00%	$561,334	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$772,427	9.40%	$328,845	4.00%	N/A	N/A
Bank Only	$856,653	10.42%	$328,751	4.00%	$410,938	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2024, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2023 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |62

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2024	2023
Return on average assets	1.19%	1.29%
Return on average shareholders’ equity	12.46%	13.32%
Dividend payout ratio – Basic	44.44%	43.21%
Dividend payout ratio – Diluted	44.44%	43.21%
Average shareholders’ equity to average total assets	9.52%	9.72%
	Six Months Ended June 30,
	2024	2023
Return on average assets	1.11%	1.34%
Return on average shareholders’ equity	11.74%	13.62%
Dividend payout ratio – Basic	47.37%	42.68%
Dividend payout ratio – Diluted	47.37%	42.68%
Average shareholders’ equity to average total assets	9.43%	9.83%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2024, these investments were 7.8% of total assets, as compared with 8.9% for December 31, 2023 and 6.0% for June 30, 2023. The decrease to 7.8% at June 30, 2024 as compared to December 31, 2023, is reflective of a decrease in interest earning deposits and cash and due from banks, as well as an increase in total assets, partially offset by an increase in short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at June 30, 2024 or December 31, 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $377.4 million. There were no borrowings from the FRDW at June 30, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were $113.4 million in borrowings from the BTFP at June 30, 2024. At June 30, 2024, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.78 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2024, the line had one outstanding letter of credit for $155,000. The Bank currently has no outstanding letters of credit from FHLB held as collateral for its public fund deposits.
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

Branch Closures
In April 2024, we announced our plan to close a retail grocery store branch location in Kingwood on November 2, 2024.
On May 3, 2024, we closed a traditional branch location in Jasper due to close proximity to another Southside branch.
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

	Anticipated impact over the next 12 months
	June 30,
Rate projections:	2024	2023
Increase:
100 basis points	3.78%	4.38%
200 basis points	7.13%	9.11%

Decrease:
50 basis points	(3.00)%	(3.04)%
100 basis points	(4.85)%	(6.29)%
200 basis points	(6.95)%	(12.81)%
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
Southside Bancshares, Inc. |64

Economic conditions and growth prospects are currently impacted by record inflation, continued higher interest rates and potential recessionary concerns. Furthermore, worker shortages and inflationary conditions have had some impact on the level of economic growth in our market areas. Ongoing inflation levels and higher interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
April 1, 2024 - April 30, 2024	—	$—	—	641,032
May 1, 2024 - May 31, 2024	9,290	26.33	9,290	631,742
June 1, 2024 - June 30, 2024	48,676	26.20	48,676	583,066
Total	57,966	$26.22	57,966

We have not purchased any shares of common stock pursuant to the Stock Repurchase Plan subsequent to June 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.
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

SOUTHSIDE BANCSHARES, INC.

DATE:	July 26, 2024	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 26, 2024	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Southside Bancshares, Inc. |68