Form 10-Q
period 2024-09-30
SOUTHSIDE BANCSHARES INC
filed 2024-10-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 23, 2024 was 30,308,414 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2023 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K filed with the SEC on February 27, 2024
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Southside Bancshares, Inc. |1

Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023

ASSETS
Cash and due from banks	$130,147	$122,021
Interest earning deposits	333,825	391,719
Federal funds sold	22,325	46,770
Total cash and cash equivalents	486,297	560,510
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,433,097 and $1,332,467, respectively)	1,408,437	1,296,294
Securities HTM (estimated fair value of $1,169,523 and $1,166,162, respectively)	1,288,403	1,307,053
FHLB stock, at cost	40,291	11,936
Equity investments	9,722	9,691
Loans held for sale	768	10,894
Loans:
Loans	4,578,048	4,524,510
Less: Allowance for loan losses	(44,276)	(42,674)
Net loans	4,533,772	4,481,836
Premises and equipment, net	138,811	138,950
Operating lease ROU assets	14,007	14,837
Goodwill	201,116	201,116
Other intangible assets, net	2,003	2,925
Interest receivable	37,888	50,489
Deferred tax asset, net	32,643	30,426
BOLI	137,489	136,330
Other assets	30,616	31,627
Total assets	$8,362,263	$8,284,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,377,022	$1,390,407
Interest bearing	5,058,680	5,159,274
Total deposits	6,435,702	6,549,681
Other borrowings	105,810	509,820
FHLB borrowings	760,046	212,648
Subordinated notes, net of unamortized debt issuance costs	92,006	93,877
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,273	60,270
Unsettled trades to purchase securities	19,904	—
Operating lease liabilities	15,919	16,704
Other liabilities	67,349	68,626
Total liabilities	7,557,009	7,511,626

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,070,150 shares issued at September 30, 2024 and 38,039,706 shares issued at December 31, 2023)	47,588	47,550
Paid-in capital	792,249	788,840
Retained earnings	316,050	282,355
Treasury stock: (shares at cost, 7,762,336 at September 30, 2024 and 7,790,276 at December 31, 2023)	(232,134)	(231,995)
AOCI	(118,499)	(113,462)
Total shareholders’ equity	805,254	773,288
Total liabilities and shareholders’ equity	$8,362,263	$8,284,914
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans	$71,896	$64,110	$209,791	$177,570
Taxable investment securities	7,150	8,731	21,126	23,216
Tax-exempt investment securities	9,813	13,758	31,611	41,394
MBS	11,976	4,426	33,179	12,585
FHLB stock and equity investments	582	265	1,488	889
Other interest earning assets	4,286	1,788	15,452	5,148
Total interest income	105,703	93,078	312,647	260,802
Interest expense:
Deposits	38,532	30,951	115,196	72,536
FHLB borrowings	6,488	1,174	18,893	5,347
Subordinated notes	937	962	2,829	2,955
Trust preferred subordinated debentures	1,180	1,178	3,526	3,309
Other borrowings	3,102	5,540	9,783	16,113
Total interest expense	50,239	39,805	150,227	100,260
Net interest income	55,464	53,273	162,420	160,542
Provision for (reversal of) credit losses	2,389	6,987	1,962	6,873
Net interest income after provision for credit losses	53,075	46,286	160,458	153,669
Noninterest income:
Deposit services	6,199	6,479	18,341	19,192
Net gain (loss) on sale of securities AFS	(1,929)	11	(2,510)	(5,590)
Net gain on sale of equity securities	—	—	—	5,058
Gain (loss) on sale of loans	115	96	(101)	385
Trust fees	1,628	1,522	4,420	4,479
BOLI	857	790	3,408	3,221
Brokerage services	1,068	760	3,163	2,361
Other	233	1,178	2,731	4,227
Total noninterest income	8,171	10,836	29,452	33,333
Noninterest expense:
Salaries and employee benefits	22,233	21,241	67,330	64,473
Net occupancy	3,613	3,796	10,725	11,220
Advertising, travel & entertainment	734	1,062	2,479	2,966
ATM expense	412	358	1,105	1,033
Professional fees	1,206	1,472	3,435	4,036
Software and data processing	2,951	2,432	8,667	6,751
Communications	423	359	1,282	1,034
FDIC insurance	939	902	2,859	2,666
Amortization of intangibles	278	407	922	1,327
Other	3,543	3,524	10,174	9,889
Total noninterest expense	36,332	35,553	108,978	105,395
Income before income tax expense	24,914	21,569	80,932	81,607
Income tax expense	4,390	3,120	14,224	12,231
Net income	$20,524	$18,449	$66,708	$69,376

Earnings per common share – basic	$0.68	$0.60	$2.20	$2.25
Earnings per common share – diluted	$0.68	$0.60	$2.20	$2.24
Cash dividends paid per common share	$0.36	$0.35	$1.08	$1.05
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$20,524	$18,449	$66,708	$69,376
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	6,593	(52,882)	(1,094)	(33,032)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,119	2,008	6,210	5,989
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	1,929	(11)	2,510	5,590
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	(13,658)	7,377	4,641	16,277
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(5,688)	(6,408)	(18,112)	(17,570)
Pension plans:
Amortization of net actuarial loss, included in net periodic benefit cost	156	189	471	567
Change in net actuarial loss	(1,002)	—	(1,002)	—
Other comprehensive income (loss), before tax	(9,551)	(49,727)	(6,376)	(22,179)
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,006	10,443	1,339	4,658
Other comprehensive income (loss), net of tax	(7,545)	(39,284)	(5,037)	(17,521)
Comprehensive income (loss)	$12,979	$(20,835)	$61,671	$51,855

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,550	$788,840	$282,355	$(231,995)	$(113,462)	$773,288
Net income	—	—	21,511	—	—	21,511
Other comprehensive income (loss)	—	—	—	—	2,603	2,603
Issuance of common stock for dividend reinvestment plan (10,683 shares)	13	293	—	—	—	306
Stock compensation expense	—	756	—	—	—	756
Net issuance of common stock under employee stock plans (23,575 shares)	—	75	(95)	370	—	350
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,892)	—	—	(10,892)
Balance at March 31, 2024	47,563	789,964	292,879	(231,625)	(110,859)	787,922
Net income	—	—	24,673	—	—	24,673
Other comprehensive income (loss)	—	—	—	—	(95)	(95)
Issuance of common stock for dividend reinvestment plan (11,060 shares)	14	276	—	—	—	290
Purchase of common stock (57,966 shares)	—	—	—	(1,510)	—	(1,510)
Stock compensation expense	—	761	—	—	—	761
Net issuance of common stock under employee stock plans (23,778 shares)	—	(442)	(95)	371	—	(166)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,905)	—	—	(10,905)
Balance at June 30, 2024	47,577	790,559	306,552	(232,764)	(110,954)	800,970
Net income	—	—	20,524	—	—	20,524
Other comprehensive income (loss)	—	—	—	—	(7,545)	(7,545)
Issuance of common stock for dividend reinvestment plan (8,701 shares)	11	279	—	—	—	290
Stock compensation expense	—	987	—	—	—	987
Net issuance of common stock under employee stock plans (38,553 shares)	—	424	(121)	630	—	933
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,905)	—	—	(10,905)
Balance at September 30, 2024	$47,588	$792,249	$316,050	$(232,134)	$(118,499)	$805,254
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$66,708	$69,376
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	7,518	7,972
Securities premium amortization (discount accretion), net	4,657	3,791
Loan (discount accretion) premium amortization, net	298	296
Provision for (reversal of) credit losses	1,962	6,873
Stock compensation expense	2,504	2,713
Deferred tax expense (benefit)	(878)	(1,868)
Net (gain) loss on sale of AFS securities	2,510	5,590
Net gain on sale of equity securities	—	(5,058)
Loss on impairment of investments	868	—
Net loss on premises and equipment	28	106
Gross proceeds from sales of loans held for sale	13,423	12,941
Gross originations of loans held for sale	(11,289)	(13,656)
Net (gain) loss on consumer receivables	412	—
Net (gain) loss on OREO	95	(53)
Gain on purchase of subordinated notes	(178)	(587)
Net change in:
Interest receivable	12,601	9,704
Other assets	(39,564)	(5,665)
Interest payable	(449)	10,545
Other liabilities	1,815	33,434
Net cash provided by (used in) operating activities	63,041	136,454

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(752,237)	(1,137,694)
Sales	126,248	747,434
Maturities, calls and principal repayments	545,836	324,964
Securities HTM:
Maturities, calls and principal repayments	20,951	21,010
Proceeds from sales of equity securities	—	6,679
Proceeds from redemption of FHLB stock and equity investments	56,115	30,767
Purchases of FHLB stock and equity investments	(84,501)	(34,249)
Net loan paydowns (originations)	(50,985)	(274,843)
Proceeds from sales of customer receivables	7,600	—
Purchases of premises and equipment	(6,094)	(5,071)
Proceeds from (purchases of) BOLI	4,035	951
Proceeds from sales of premises and equipment	17	430
Net proceeds from sales of OREO	278	146
Proceeds from sales of repossessed assets	114	168
Net cash provided by (used in) investing activities	(132,623)	(319,308)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2024	2023
FINANCING ACTIVITIES:
Net change in deposits	(114,005)	151,446
Net change in other borrowings	(404,010)	174,056
Proceeds from FHLB borrowings	6,068,951	1,659,000
Repayment of FHLB borrowings	(5,521,553)	(1,599,529)
Purchase/redemption of subordinated notes	(1,805)	(4,365)
Proceeds from stock option exercises	1,403	705
Cash paid to tax authority related to tax withholding on share-based awards	(286)	(281)
Purchase of common stock	(1,510)	(40,120)
Proceeds from the issuance of common stock for dividend reinvestment plan	886	908
Cash dividends paid	(32,702)	(32,395)
Net cash provided by (used in) financing activities	(4,631)	309,425

Net increase (decrease) in cash and cash equivalents	(74,213)	126,571
Cash and cash equivalents at beginning of period	560,510	199,252
Cash and cash equivalents at end of period	$486,297	$325,823

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$150,676	$89,715
Income taxes paid	$12,000	$12,250

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$806	$127
Unsettled trades to purchase securities	$19,904	$24,917
Unsettled trades to repurchase common stock	$—	$541

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
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and Diluted Earnings:
Net income	$20,524	$18,449	$66,708	$69,376
Less: Earnings allocated to participating securities	14	10	41	29
Net income available to common shareholders	$20,510	$18,439	$66,667	$69,347
Basic weighted-average shares outstanding	30,286	30,502	30,276	30,862
Add: Stock awards	84	41	56	54
Diluted weighted-average shares outstanding	30,370	30,543	30,332	30,916
Basic earnings per share:
Net income	$0.68	$0.60	$2.20	$2.25
Diluted earnings per share:
Net income	$0.68	$0.60	$2.20	$2.24
For the three and nine months ended September 30, 2024, there were approximately 539,000 and 534,000 anti-dilutive shares outstanding, respectively. For the three and nine months ended September 30, 2023, there were 611,000 and 571,000 anti-dilutive shares outstanding, respectively.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(109,881)	$17,444	$(18,517)	$(110,954)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	6,593	(13,658)	(1,002)	(8,067)
Reclassification adjustments included in net income	4,048	(5,688)	156	(1,484)
Income tax (expense) benefit	(2,235)	4,063	178	2,006
Net current-period other comprehensive income (loss), net of tax	8,406	(15,283)	(668)	(7,545)
Ending balance, net of tax	$(101,475)	$2,161	$(19,185)	$(118,499)

	Nine Months Ended September 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(1,094)	4,641	(1,002)	2,545
Reclassification adjustments included in net income	8,720	(18,112)	471	(8,921)
Income tax (expense) benefit	(1,602)	2,829	112	1,339
Net current-period other comprehensive income (loss), net of tax	6,024	(10,642)	(419)	(5,037)
Ending balance, net of tax	$(101,475)	$2,161	$(19,185)	$(118,499)

Southside Bancshares, Inc. |11

	Three Months Ended September 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(125,929)	$29,439	$(19,203)	$(115,693)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(52,882)	7,377	—	(45,505)
Reclassification adjustments included in net income	1,997	(6,408)	189	(4,222)
Income tax (expense) benefit	10,686	(203)	(40)	10,443
Net current-period other comprehensive income (loss), net of tax	(40,199)	766	149	(39,284)
Ending balance, net of tax	$(166,128)	$30,205	$(19,054)	$(154,977)

	Nine Months Ended September 30, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(33,032)	16,277	—	(16,755)
Reclassification adjustments included in net income	11,579	(17,570)	567	(5,424)
Income tax (expense) benefit	4,506	271	(119)	4,658
Net current-period other comprehensive income (loss), net of tax	(16,947)	(1,022)	448	(17,521)
Ending balance, net of tax	$(166,128)	$30,205	$(19,054)	$(154,977)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,119)	$(2,008)	$(6,210)	$(5,989)
Tax benefit	445	422	1,304	1,258
Net of tax	(1,674)	(1,586)	(4,906)	(4,731)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(1,929)	11	(2,510)	(5,590)
Tax (expense) benefit	405	(2)	527	1,174
Net of tax	(1,524)	9	(1,983)	(4,416)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	5,688	6,408	18,112	17,570
Tax benefit	(1,195)	(1,346)	(3,804)	(3,690)
Net of tax	4,493	5,062	14,308	13,880

Amortization of pension plan:
Net actuarial loss (4)	(156)	(189)	(471)	(567)
Tax benefit	33	40	99	119
Net of tax	(123)	(149)	(372)	(448)
Total reclassifications for the period, net of tax	$1,172	$3,336	$7,047	$4,285
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of September 30, 2024 and December 31, 2023 are reflected in the tables below (in thousands):

	September 30, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$174,076	$91	$—	$174,167
State and political subdivisions	468,836	135	32,044	436,927
Corporate bonds and other	14,626	147	414	14,359
MBS: (1)
Residential	770,310	10,016	2,233	778,093
Commercial	5,249	81	439	4,891
Total	$1,433,097	$10,470	$35,130	$1,408,437

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,040,876	$8,810	$110,543	$939,143
Corporate bonds and other	131,456	157	10,387	121,226
MBS: (1)
Residential	86,321	19	5,493	80,847
Commercial	29,750	—	1,443	28,307
Total	$1,288,403	$8,986	$127,866	$1,169,523

	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$139,706	$19	$—	$139,725
State and political subdivisions	603,913	362	35,530	568,745
Corporate bonds and other	14,569	31	507	14,093
MBS: (1)
Residential	569,039	3,202	3,258	568,983
Commercial	5,240	44	536	4,748
Total	$1,332,467	$3,658	$39,831	$1,296,294

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,039,440	$10,070	$126,233	$923,277
Corporate bonds and other	146,712	488	15,738	131,462
MBS: (1)
Residential	90,619	13	7,263	83,369
Commercial	30,282	—	2,228	28,054
Total	$1,307,053	$10,571	$151,462	$1,166,162
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the nine months ended September 30, 2024 or the year ended December 31, 2023. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $107.3 million ($84.8 million, net of tax) at September 30, 2024 and $113.5 million ($89.7 million, net of tax) at December 31, 2023. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying
Southside Bancshares, Inc. |14

security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.10 billion and $2.28 billion were pledged as of September 30, 2024 and December 31, 2023, respectively, to collateralize borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At September 30, 2024 and December 31, 2023, the amount of excess collateral at the FRDW was $352.6 million and $213.1 million, respectively.
The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$414,965	$32,044	$414,965	$32,044
Corporate bonds and other	2,926	74	6,377	340	9,303	414
MBS:
Residential	19,843	63	34,116	2,170	53,959	2,233
Commercial	—	—	2,552	439	2,552	439
Total	$22,769	$137	$458,010	$34,993	$480,779	$35,130

HELD TO MATURITY
Investment securities:
State and political subdivisions	$22,229	$224	$737,971	$110,319	$760,200	$110,543
Corporate bonds and other	6,137	143	107,409	10,244	113,546	10,387
MBS:
Residential	—	—	80,287	5,493	80,287	5,493
Commercial	—	—	28,307	1,443	28,307	1,443
Total	$28,366	$367	$953,974	$127,499	$982,340	$127,866

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$26,371	$297	$516,520	$35,233	$542,891	$35,530
Corporate bonds and other	8,103	319	5,071	188	13,174	507
MBS:
Residential	150,865	549	36,864	2,709	187,729	3,258
Commercial	—	—	2,484	536	2,484	536
Total	$185,339	$1,165	$560,939	$38,666	$746,278	$39,831

HELD TO MATURITY
Investment securities:
State and political subdivisions	$16,549	$123	$713,499	$126,110	$730,048	$126,233
Corporate bonds and other	9,956	1,135	114,787	14,603	124,743	15,738
MBS:
Residential	—	—	82,747	7,263	82,747	7,263
Commercial	—	—	28,054	2,228	28,054	2,228
Total	$26,505	$1,258	$939,087	$150,204	$965,592	$151,462
Southside Bancshares, Inc. |15

For those AFS debt securities in an unrealized loss position (i) where management has the intent to sell or (ii) where it will more-likely-than-not be required to sell the security before the recovery of its amortized cost basis, we recognize the loss in earnings. During the three months ended September 30, 2024, we recognized an impairment loss of $868,000 for AFS securities which were sold subsequent to September 30, 2024. For those AFS debt securities in an unrealized loss position that do not meet either of these criteria, management assesses whether the decline in fair value has resulted from credit-related factors, using both qualitative and quantitative criteria. Determining the allowance under the credit loss method requires the use of a discounted cash flow method to assess the credit losses. Any credit-related impairment will be recognized in allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Noncredit-related temporary impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.
As of September 30, 2024 and December 31, 2023, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 271 AFS debt securities in an unrealized loss position at September 30, 2024. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. As of September 30, 2024, two bonds were rated below investment grade. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss on the remainder of the HTM portfolio, along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and primarily investment grade corporates, private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the three and nine months ended September 30, 2024 or 2023.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2024, accrued interest receivable on AFS and HTM debt securities totaled $8.4 million and $8.2 million, respectively. As of December 31, 2023, accrued interest receivable on AFS and HTM debt securities totaled $15.4 million and $13.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2024 or December 31, 2023.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
U.S. Treasury	$2,315	$3,784
State and political subdivisions	12,994	16,940
Corporate bonds and other	1,654	1,765
MBS	11,976	4,426
Total interest income on securities	$28,939	$26,915

	Nine Months Ended September 30,
	2024	2023
U.S. Treasury	$6,404	$8,307
State and political subdivisions	41,151	50,940
Corporate bonds and other	5,182	5,363
MBS	33,179	12,585
Total interest income on securities	$85,916	$77,195
There was a $2.5 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2024, which consisted of $6.1 million in realized losses and $88,000 in realized gains, offset by a net gain of $3.5 million on the unwinding of fair value hedges on municipal securities in the AFS securities portfolio.  In addition, during the
Southside Bancshares, Inc. |16

three months ended September 30, 2024, we recorded an impairment charge of $868,000 consisting of a loss of $685,000 on the sale of approximately $10.0 million of AFS municipal securities and a loss of $183,000 on the unwind of the related fair value hedges, sold on October 1, 2024. There was a $5.6 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2023, which consisted of $7.0 million in realized losses and $1.4 million in realized gains. There were no sales from the HTM portfolio during the three and nine months ended September 30, 2024 or 2023.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2024, are presented below by contractual maturity (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$176,356	$176,436
Due after one year through five years	1,797	1,810
Due after five years through ten years	25,600	25,193
Due after ten years	453,785	422,014
	657,538	625,453
MBS:	775,559	782,984
Total	$1,433,097	$1,408,437

	September 30, 2024
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$4,118	$4,087
Due after one year through five years	11,920	11,695
Due after five years through ten years	141,206	131,105
Due after ten years	1,015,088	913,482
	1,172,332	1,060,369
MBS:	116,071	109,154
Total	$1,288,403	$1,169,523

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2024 and December 31, 2023, we had equity investments recorded in our consolidated balance sheets of $9.7 million.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three and nine months ended September 30, 2024, there was no gain or loss on the sale of equity securities.
Southside Bancshares, Inc. |17

The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity investments	$191	$(163)	$112	$4,895
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	5,058
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$191	$(163)	$112	$(163)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2024.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2024, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2024	December 31, 2023
Real estate loans:
Construction	$585,817	$789,744
1-4 family residential	755,406	696,738
Commercial	2,422,612	2,168,451
Commercial loans	358,854	366,893
Municipal loans	402,041	441,168
Loans to individuals	53,318	61,516
Total loans	4,578,048	4,524,510
Less: Allowance for loan losses	44,276	42,674
Net loans	$4,533,772	$4,481,836

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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2024 consisted of $1.85 billion of owner and non-owner occupied real estate, $547.7 million of loans secured by multi-family properties and $27.7 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Watch List loans reported as 2024 originations as of September 30, 2024 and Watch List loans reported as 2023 originations as of December 31, 2023 were, for the majority, first originated in various years prior to 2024 and 2023, respectively, but were renewed in the respective year.
Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$71,994	$125,687	$99,870	$17,993	$4,052	$7,019	$161,656	$488,271
Pass watch	220	—	71,129	—	441	—	1,232	73,022
Special mention	—	—	—	610	—	74	—	684
Substandard	—	114	23,653	61	—	—	—	23,828
Doubtful	—	—	—	—	—	12	—	12
Total construction real estate	$72,214	$125,801	$194,652	$18,664	$4,493	$7,105	$162,888	$585,817
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$39,810	$64,391	$157,973	$144,490	$108,906	$233,187	$1,598	$750,355
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	508	—	—	—	508
Substandard	50	225	—	231	1,167	2,662	—	4,335
Doubtful	—	—	—	—	—	208	—	208
Total 1-4 family residential real estate	$39,860	$64,616	$157,973	$145,229	$110,073	$236,057	$1,598	$755,406
Current period gross charge-offs	$—	$31	$—	$—	$10	$220	$—	$261

Commercial real estate:
Pass	$167,260	$469,960	$658,916	$571,720	$168,752	$250,200	$4,967	$2,291,775
Pass watch	—	15,094	54,106	—	2,430	11,194	—	82,824
Special mention	4,005	—	19,436	563	—	13,393	—	37,397
Substandard	—	3,722	835	87	255	5,597	—	10,496
Doubtful	—	—	—	—	—	120	—	120
Total commercial real estate	$171,265	$488,776	$733,293	$572,370	$171,437	$280,504	$4,967	$2,422,612
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$65,558	$66,550	$58,740	$15,720	$6,927	$3,541	$126,939	$343,975
Pass watch	—	32	697	985	74	588	4,375	6,751
Special mention	409	2,018	171	263	—	117	2,289	5,267
Substandard	61	283	1,042	32	—	16	1,027	2,461
Doubtful	99	64	120	69	—	48	—	400
Total commercial loans	$66,127	$68,947	$60,770	$17,069	$7,001	$4,310	$134,630	$358,854
Current period gross charge-offs	$23	$310	$83	$67	$—	$11	$—	$494

Municipal loans:
Pass	$1,949	$35,057	$59,447	$65,666	$43,395	$196,527	$—	$402,041
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,949	$35,057	$59,447	$65,666	$43,395	$196,527	$—	$402,041
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$16,564	$13,034	$9,161	$7,095	$3,502	$1,256	$2,607	$53,219
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	11	2	53	—	—	11	—	77
Doubtful	—	4	15	3	—	—	—	22
Total loans to individuals	$16,575	$13,040	$9,229	$7,098	$3,502	$1,267	$2,607	$53,318
Current period gross charge-offs (1)	$1,212	$33	$37	$2	$33	$32	$—	$1,349

Total loans	$367,990	$796,237	$1,215,364	$826,096	$339,901	$725,770	$306,690	$4,578,048
Total current period gross charge-offs (1)	$1,235	$398	$120	$69	$43	$263	$—	$2,128
(1) Includes $900,000 in charged off demand deposit overdrafts reported as 2024 originations.
Southside Bancshares, Inc. |21

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$132,838	$236,573	$196,311	$37,997	$3,938	$6,457	$144,358	$758,472
Pass watch	—	7,798	—	—	—	—	—	7,798
Special mention	13,166	9,456	698	—	7	—	—	23,327
Substandard	36	—	68	—	—	43	—	147
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$146,040	$253,827	$197,077	$37,997	$3,945	$6,500	$144,358	$789,744
Current period gross charge-offs	$—	$92	$—	$—	$—	$—	$—	$92

1-4 family residential real estate:
Pass	$41,520	$126,981	$145,671	$114,631	$63,710	$196,651	$1,803	$690,967
Pass watch	—	—	—	32	—	—	—	32
Special mention	—	—	—	75	—	—	—	75
Substandard	325	—	73	1,379	—	3,259	74	5,110
Doubtful	—	—	—	163	—	391	—	554
Total 1-4 family residential real estate	$41,845	$126,981	$145,744	$116,280	$63,710	$200,301	$1,877	$696,738
Current period gross charge-offs	$—	$—	$—	$—	$1	$118	$—	$119

Commercial real estate:
Pass	$469,844	$641,577	$495,363	$143,150	$91,085	$189,021	$16,493	$2,046,533
Pass watch	24,300	34,424	255	1,037	333	146	—	60,495
Special mention	17,403	—	—	—	9,746	25,072	—	52,221
Substandard	—	862	95	269	1,565	6,346	—	9,137
Doubtful	—	—	—	—	65	—	—	65
Total commercial real estate	$511,547	$676,863	$495,713	$144,456	$102,794	$220,585	$16,493	$2,168,451
Current period gross charge-offs	$—	$—	$—	$—	$788	$—	$—	$788

Commercial loans:
Pass	$78,090	$62,192	$42,114	$10,708	$4,356	$3,310	$161,153	$361,923
Pass watch	—	128	117	—	—	18	—	263
Special mention	191	174	—	16	—	162	—	543
Substandard	14	2,357	73	—	65	12	821	3,342
Doubtful	238	267	133	—	64	120	—	822
Total commercial loans	$78,533	$65,118	$42,437	$10,724	$4,485	$3,622	$161,974	$366,893
Current period gross charge-offs	$745	$440	$44	$26	$23	$5	$—	$1,283

Municipal loans:
Pass	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$22,788	$15,503	$11,588	$6,256	$2,180	$941	$2,216	$61,472
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	13	—	—	13
Doubtful	4	17	—	10	—	—	—	31
Total loans to individuals	$22,792	$15,520	$11,588	$6,266	$2,193	$941	$2,216	$61,516
Current period gross charge-offs	$1,682	$54	$61	$20	$6	$99	$—	$1,922

Total loans	$839,785	$1,199,738	$961,538	$365,469	$217,076	$613,986	$326,918	$4,524,510
Total current period gross charge-offs (1)	$2,427	$586	$105	$46	$818	$222	$—	$4,204
(1) Includes $1.7 million in charged off demand deposit overdrafts reported as 2023 originations.

Southside Bancshares, Inc. |22

The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$320	$—	$—	$320	$585,497	$585,817
1-4 family residential	439	471	55	965	754,441	755,406
Commercial	194	3,837	30	4,061	2,418,551	2,422,612
Commercial loans	879	1,150	642	2,671	356,183	358,854
Municipal loans	—	—	—	—	402,041	402,041
Loans to individuals	68	15	—	83	53,235	53,318
Total	$1,900	$5,473	$727	$8,100	$4,569,948	$4,578,048

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$474	$—	$29	$503	$789,241	$789,744
1-4 family residential	4,638	774	1,700	7,112	689,626	696,738
Commercial	621	34	40	695	2,167,756	2,168,451
Commercial loans	1,693	347	127	2,167	364,726	366,893
Municipal loans	27	—	—	27	441,141	441,168
Loans to individuals	107	1	10	118	61,398	61,516
Total	$7,560	$1,156	$1,906	$10,622	$4,513,888	$4,524,510

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Construction	$150	$29
1-4 family residential	1,346	2,093
Commercial	3,929	528
Commercial loans	1,796	1,208
Loans to individuals	33	31
Total nonaccrual loans (1)	7,254	3,889

Accruing loans past due more than 90 days	—	—
Restructured loans	—	13
OREO	388	99
Repossessed assets	14	—
Total nonperforming assets	$7,656	$4,001

(1)    Includes $362,000 and $506,000 of restructured loans as of September 30, 2024 and December 31, 2023, respectively.

We reversed $13,000 and $75,000 of interest income on nonaccrual loans during the three and nine months ended September 30, 2024, respectively, and $13,000 and $78,000 for the three and nine months ended September 30, 2023, respectively. We had $4.5 million and $1.0 million of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2024 and December 31, 2023, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2024 and December 31, 2023, we had $11.5 million and $7.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2024. There were $1.0 million loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2023.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the nine months ended September 30, 2024 were not significant.
Southside Bancshares, Inc. |24

There was one restructured loan totaling $25,000 with an extension of the amortization period during the nine months ended September 30, 2024. There were three restructured loans totaling $362,000 included in nonperforming assets as of September 30, 2024. During the nine months ended September 30, 2023, there were four restructured loans totaling $358,000 of which $293,000 had an extension of the amortization period and $65,000 had a combination of an extension of the amortization period and an interest rate reduction.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of September 30, 2024, there was one restructured loan totaling $289,000 in default. There were no loans in default as of September 30, 2023. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At September 30, 2024, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,734	$2,704	$31,841	$2,942	$18	$168	$42,407
Loans charged-off	—	(133)	—	(127)	—	(513)	(773)
Recoveries of loans charged-off	—	47	1	92	—	225	365
Net loans (charged-off) recovered	—	(86)	1	(35)	—	(288)	(408)
Provision for (reversal of) loan losses	421	172	1,917	(507)	(3)	277	2,277
Balance at end of period	$5,155	$2,790	$33,759	$2,400	$15	$157	$44,276

	Nine Months Ended September 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off (1)	(24)	(261)	—	(494)	—	(1,349)	(2,128)
Recoveries of loans charged-off	—	91	4	339	—	722	1,156
Net loans (charged-off) recovered	(24)	(170)	4	(155)	—	(627)	(972)
Provision for (reversal of) loan losses	(108)	120	1,489	469	(4)	608	2,574
Balance at end of period	$5,155	$2,790	$33,759	$2,400	$15	$157	$44,276

Southside Bancshares, Inc. |25

	Three Months Ended September 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,395	$2,660	$28,012	$2,017	$37	$182	$36,303
Loans charged-off	—	—	—	(744)	—	(518)	(1,262)
Recoveries of loans charged-off	—	62	—	65	—	251	378
Net loans (charged-off) recovered	—	62	—	(679)	—	(267)	(884)
Provision for (reversal of) loan losses	1,019	17	4,327	731	(17)	264	6,341
Balance at end of period	$4,414	$2,739	$32,339	$2,069	$20	$179	$41,760

	Nine Months Ended September 30, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off	(63)	(71)	—	(1,113)	—	(1,385)	(2,632)
Recoveries of loans charged-off	1	108	1	268	—	792	1,170
Net loans (charged-off) recovered	(62)	37	1	(845)	—	(593)	(1,462)
Provision for (reversal of) loan losses	1,312	529	3,637	679	(25)	575	6,707
Balance at end of period	$4,414	$2,739	$32,339	$2,069	$20	$179	$41,760

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $21.3 million.

Southside Bancshares, Inc. |26

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2024	December 31, 2023
Other borrowings:
Balance at end of period	$105,810	$509,820
Average amount outstanding during the period (1)	227,117	436,676
Maximum amount outstanding during the period (2)	597,765	1,030,421
Weighted average interest rate during the period (3)	5.8%	4.9%
Interest rate at end of period (4)	4.2%	5.0%

FHLB borrowings:
Balance at end of period	$760,046	$212,648
Average amount outstanding during the period (1)	610,893	276,584
Maximum amount outstanding during the period (2)	760,046	533,242
Weighted average interest rate during the period (3)	4.1%	2.5%
Interest rate at end of period (5)	4.2%	1.2%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2024 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$105,810	$—	$—	$—	$—	$—	$105,810
FHLB borrowings	758,714	582	401	349	—	—	760,046
Total obligations	$864,524	$582	$401	$349	$—	$—	$865,856

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at September 30, 2024 or December 31, 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $352.6 million. There were $25.0 million in borrowings from the FRDW at September 30, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were no remaining borrowings from the BTFP at September 30, 2024 compared to $117.7 million at December 31, 2023. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2024, the line had one outstanding letter of credit for $155,000. Southside Bank currently has one outstanding letter of credit from FHLB held as collateral for a loan for $6.1 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $80.8 million at September 30, 2024 and $92.1 million at December 31, 2023, and had maturities of less than 1.0 year.  Repurchase
Southside Bancshares, Inc. |27

agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.28% to 6.65% and with remaining maturities of one day to 3.8 years at September 30, 2024.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At September 30, 2024, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.80 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$92,006	$93,877
Total Subordinated notes	92,006	93,877
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,581	20,578
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,273	60,270
Total Long-term debt	$152,279	$154,147

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $994,000 at September 30, 2024 and $1.1 million at December 31, 2023.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $38,000 at September 30, 2024 and $41,000 at December 31, 2023.

Southside Bancshares, Inc. |28

As of September 30, 2024, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2024	2023	2024	2023	2024	2023
Interest cost	$905	$942	$27	$31	$215	$208
Expected return on assets	(1,214)	(1,143)	(46)	(47)	—	—
Net loss amortization	144	182	—	—	12	7
Net periodic benefit cost (income)	$(165)	$(19)	$(19)	$(16)	$227	$215

	Nine Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2024	2023	2024	2023	2024	2023
Interest cost	$2,715	$2,828	$79	$94	$644	$623
Expected return on assets	(3,643)	(3,430)	(136)	(140)	—	—
Net loss amortization	433	545	—	—	38	22
Net periodic benefit cost (income)	$(495)	$(57)	$(57)	$(46)	$682	$645
All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $531,000 and $(567,000) for the nine months ended September 30, 2024 and 2023, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $790.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate.
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions are probable of not occurring, any related gains or losses recorded in AOCI are immediately recognized in earnings. During the third quarter of 2024, we terminated three interest rate swap contracts designated as a cash flow hedge, and during the second quarter of 2023, we terminated one interest rate swap contract designated as a cash flow hedge. At the time of termination, we determined the hedged forecasted transactions were still probable of occurring. The existing loss in AOCI will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings.
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value of the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the hedged item. During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer method. This approach allows us to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level hedging adjustment on our hedged MBS portfolio and hedged loan portfolio has not been attributed to the individual AFS securities or individual loans in our balance sheet. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. During 2024 and 2023, we terminated some of our securities fair value hedging relationships and sold the majority of the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value net gain of $3.5 million and $6.5 million recognized in earnings and recorded in noninterest income during the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.
Southside Bancshares, Inc. |30

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Securities AFS (1) (3)	$991,699	$487,486	$3,581	$13,642
Loans (1) (3)	271,383	—	(385)	—
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $625.9 million, the amount of the designated hedged items were $201.0 million and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a loss of $1.2 million. As of September 30, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $271.4 million, the amount of the designated hedged items were $155.0 million and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a loss of $385,000.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $4.6 million and a loss of $4.2 million, respectively, at September 30, 2024. There were no discontinued hedges as of December 31, 2023.
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
At September 30, 2024 and December 31, 2023, net derivative assets included $22.3 million and $46.8 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |31

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$790,000	$12,880	$6,054	$1,010,000	$24,223	$6,910
Swaps-Fair Value Hedge-Financial institution counterparties	675,875	5,781	2,748	453,440	13,658	16
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	241,446	14,355	649	248,073	18,249	509
Swaps-Customer counterparties	241,446	649	14,355	248,073	509	18,249
Gross derivatives		33,665	23,806		56,639	25,684
Offsetting derivative assets/liabilities		(9,451)	(9,451)		(7,435)	(7,435)
Cash collateral received/posted		(22,300)	—		(46,760)	—
Net derivatives included in the consolidated balance sheets (2)		$1,914	$14,355		$2,444	$18,249
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At September 30, 2024, we had $1.3 million credit exposure related to interest rate swaps with financial institutions and $649,000 related to interest rate swaps with customers. At December 31, 2023, we had $1.9 million credit exposure related to interest rate swaps with financial institutions and $509,000 related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$790,000	1.8	5.21%	2.62%	$1,010,000	2.3	5.44%	2.65%
Swaps-Fair Value hedge
Financial institution counterparties	675,875	3.1	5.16%	3.47%	453,440	5.4	5.37%	3.13%
Swaps-Non-hedging
Financial institution counterparties	241,446	6.7	5.48%	2.86%	248,073	7.4	5.84%	2.88%
Customer counterparties	241,446	6.7	2.86%	5.48%	248,073	7.4	2.88%	5.84%

Southside Bancshares, Inc. |32

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$3,587	$4,254	$11,436	$10,715
Gain (loss) included in interest expense on FHLB borrowings	2,101	2,200	6,676	5,969
Gain (loss) included in interest expense on other borrowings	—	(46)	—	886
	5,688	6,408	18,112	17,570
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	2,142	3,651	7,245	9,329
Gain (loss) included in interest income on MBS	488	—	754	—
Gain (loss) included in interest income on loans	504	—	591	—
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	—	—	53	160
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
Southside Bancshares, Inc. |34

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2024 and December 31, 2023.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2024 and December 31, 2023, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |35

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$174,167	$174,167	$—	$—
State and political subdivisions	436,927	—	436,927	—
Corporate bonds and other	14,359	—	14,359	—
MBS: (1)
Residential	778,093	—	778,093	—
Commercial	4,891	—	4,891	—
Equity investments:
Equity investments	5,421	5,421	—	—
Derivative assets:
Interest rate swaps	33,665	—	33,665	—
Total asset recurring fair value measurements	$1,447,523	$179,588	$1,267,935	$—

Derivative liabilities:
Interest rate swaps	$23,806	$—	$23,806	$—
Total liability recurring fair value measurements	$23,806	$—	$23,806	$—

Nonrecurring fair value measurements
Foreclosed assets	$402	$—	$—	$402
Collateral-dependent loans (2)	10,953	—	—	10,953
Total asset nonrecurring fair value measurements	$11,355	$—	$—	$11,355
Southside Bancshares, Inc. |36

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2023	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$139,725	$139,725	$—	$—
State and political subdivisions	568,745	—	568,745	—
Corporate bonds and other	14,093	—	14,093	—
MBS: (1)
Residential	568,983	—	568,983	—
Commercial	4,748	—	4,748	—
Equity investments:
Equity investments	5,308	5,308	—	—
Derivative assets:
Interest rate swaps	56,639	—	56,639	—
Total asset recurring fair value measurements	$1,358,241	$145,033	$1,213,208	$—

Derivative liabilities:
Interest rate swaps	$25,684	$—	$25,684	$—
Total liability recurring fair value measurements	$25,684	$—	$25,684	$—

Nonrecurring fair value measurements
Foreclosed assets	$99	$—	$—	$99
Collateral-dependent loans (2)	7,000	—	—	7,000
Total asset nonrecurring fair value measurements	$7,099	$—	$—	$7,099
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

Southside Bancshares, Inc. |38

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$486,297	$486,297	$486,297	$—	$—
Investment securities:
HTM, at carrying value	1,172,332	1,060,369	—	1,060,369	—
MBS:
HTM, at carrying value	116,071	109,154	—	109,154	—
FHLB stock, at cost	40,291	40,291	—	40,291	—
Equity investments	4,301	4,301	—	4,301	—
Loans, net of allowance for loan losses	4,533,772	4,418,820	—	—	4,418,820
Loans held for sale	768	768	—	768	—
Financial liabilities:
Deposits	$6,435,702	$6,436,589	$—	$6,436,589	$—
Other borrowings	105,810	105,668	—	105,668	—
FHLB borrowings	760,046	755,052	—	755,052	—
Subordinated notes, net of unamortized debt issuance costs	92,006	85,253	—	85,253	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,273	51,946	—	51,946	—

		Estimated Fair Value
December 31, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$560,510	$560,510	$560,510	$—	$—
Investment securities:
HTM, at carrying value	1,186,152	1,054,739	—	1,054,739	—
Mortgage-backed securities:
HTM, at carrying value	120,901	111,423	—	111,423	—
FHLB stock, at cost	11,936	11,936	—	11,936	—
Equity investments	4,383	4,383	—	4,383	—
Loans, net of allowance for loan losses	4,481,836	4,198,879	—	—	4,198,879
Loans held for sale	10,894	10,894	—	10,894	—
Financial liabilities:
Deposits	$6,549,681	$6,534,929	$—	$6,534,929	$—
Other borrowings	509,820	510,242	—	510,242	—
FHLB borrowings	212,648	202,750	—	202,750	—
Subordinated notes, net of unamortized debt issuance costs	93,877	86,285	—	86,285	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	57,480	—	57,480	—

Southside Bancshares, Inc. |39

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current income tax expense	$5,283	$4,672	$15,102	$14,099
Deferred income tax expense (benefit)	(893)	(1,552)	(878)	(1,868)
Income tax expense	$4,390	$3,120	$14,224	$12,231

The net deferred tax asset totaled $32.6 million at September 30, 2024, as compared to $30.4 million at December 31, 2023. The increase in the net deferred tax asset is primarily the result of a decrease in the estimated fair value of the effective hedging derivatives.  No valuation allowance was recorded at September 30, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2024 or December 31, 2023.
We recognized income tax expense of $4.4 million and $14.2 million for an ETR of 17.6% for both the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $3.1 million and $12.2 million for an ETR of 14.5% and 15.0% for the three and nine months ended September 30, 2023, respectively. The higher ETR for the three and nine months ended September 30, 2024 was primarily due to a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same period in 2023. The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2024 and 2023 primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021 or Texas state tax examinations by tax authorities for years before 2020.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance at beginning of period	$3,208	$3,207	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	112	646	(612)	166
Balance at end of period	$3,320	$3,853	$3,320	$3,853

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2024	December 31, 2023

Commitments to extend credit	$877,223	$1,082,327
Standby letters of credit	17,927	10,823
Total	$895,150	$1,093,150

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
Leases. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three months ended September 30, 2024 or 2023. During the nine months ended September 30, 2024 and 2023, there were $372,000 and $603,000, respectively, of operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business, we buy and sell securities. At September 30, 2024, there were $19.9 million unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2023, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2024 or December 31, 2023.
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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate increases, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, interest rate fluctuations and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, labor shortages and changes in interest rates by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions to manage interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act and other regulatory responses to economic conditions;
•the impact of interest rate fluctuations on our financial projections, models and guidance;
•acts of terrorism, war or other conflicts, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate change or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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
•changes in consumer spending, borrowing and saving habits, including as a result of inflation, elevated interest rates and recessionary concerns;
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2023 Form 10-K. As of September 30, 2024, there have been no significant changes to our critical accounting estimates.

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

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income (GAAP)	$55,464	$53,273	$162,420	$160,542
Tax equivalent adjustments:
Loans	608	674	1,897	2,044
Tax-exempt investment securities	2,012	2,474	6,143	7,486
Net interest income (FTE) (1)	$58,084	$56,421	$170,460	$170,072

Average earning assets	$7,823,026	$7,418,157	$7,862,245	$7,269,326

Net interest margin	2.82%	2.85%	2.76%	2.95%
Net interest margin (FTE) (1)	2.95%	3.02%	2.90%	3.13%

Net interest spread	2.10%	2.14%	2.04%	2.31%
Net interest spread (FTE) (1)	2.23%	2.31%	2.18%	2.48%
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
Southside Bancshares, Inc. |45

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets, even against the headwinds of elevated inflation, interest rate fluctuations and potential recessionary concerns, continue to reflect a solid and positive overall outlook. Ongoing inflation levels and continued higher interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, however, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits were $6.44 billion at September 30, 2024, a decrease of $114.0 million, or 1.7%, from December 31, 2023. At September 30, 2024, we had 179,214 total deposit accounts with an average balance of $32,000. Our estimated uninsured deposits were 35.9% of total deposits as of September 30, 2024. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 19.2% of total deposits as of September 30, 2024.
Our noninterest bearing deposits represent approximately 21.4% of total deposits. During the three months ended September 30, 2024, our cost of interest bearing deposits increased 43 basis points from 2.58% for the three months ended September 30, 2023 to 3.01%. Our cost of total deposits for the third quarter of 2024 increased 40 basis points from 1.98% for the three months ended September 30, 2023 to 2.38%.
Our cost of interest bearing deposits increased 83 basis points, from 2.16% for the nine months ended September 30, 2023, to 2.99% for the nine months ended September 30, 2024. Our cost of total deposits increased 75 basis points, from 1.62% for the nine months ended September 30, 2023, to 2.37% for the nine months ended September 30, 2024.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s BTFP to reduce our overall funding costs and to enhance our interest rate risk position. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. As of September 30, 2024, we had no remaining BTFP borrowings, compared to $117.7 million at a cost of 4.37% at December 31, 2023.
The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of September 30, 2024 (in thousands):

	September 30, 2024
	Line of Credit	Borrowings and Letters of Credit	Total Available for Future Liquidity	Swapped

FHLB advances	$2,563,587	$766,175	$1,797,412	$310,000
Federal Reserve discount window	377,559	25,000	352,559	—
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$3,021,146	$791,175	$2,229,971	$310,000

Operating Results
Net income increased $2.1 million, or 11.2%, to $20.5 million for the three months ended September 30, 2024, compared to the same period in 2023. The increase in net income was a result of the $4.6 million decrease in the provision for credit losses and the $2.2 million increase in net interest income, partially offset by the $2.7 million decrease in noninterest income, the $779,000 increase in noninterest expense, and the $1.3 million increase in income tax expense. Earnings per diluted common share was $0.68 and $0.60 for the three months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, our net income decreased $2.7 million, or 3.8%, to $66.7 million from $69.4 million for the same period in 2023. The decrease in net income was primarily a result of the $3.9 million decrease in noninterest income, the $3.6 million increase in noninterest expense, and the $2.0 million increase in income tax expense, partially offset by the $4.9 million decrease in provision for credit losses and the $1.9 million increase in net interest income. Earnings per diluted common share decreased $0.04, or 1.8%, to $2.20 for the nine months ended September 30, 2024, compared to $2.24 for the same period in 2023.
Southside Bancshares, Inc. |46

Financial Condition
Our total assets increased $77.3 million, or 0.9%, to $8.36 billion at September 30, 2024 from $8.28 billion at December 31, 2023. Our securities portfolio increased by $93.5 million, or 3.6%, to $2.70 billion, compared to $2.60 billion at December 31, 2023. The increase in the securities portfolio was due to purchases of MBS, partially offset by a decrease in municipal bonds during the nine months ended September 30, 2024. Our FHLB stock increased $28.4 million, or 237.6%, to $40.3 million from $11.9 million at December 31, 2023, due to the increase in our FHLB borrowings during the nine months ended September 30, 2024.
Loans at September 30, 2024 were $4.58 billion, an increase of $53.5 million, or 1.2%, compared to December 31, 2023, due to increases of $254.2 million in commercial real estate loans and $58.7 million in 1-4 family residential loans. The increases were partially offset by decreases of $203.9 million in construction loans, $39.1 million in municipal loans, $8.2 million in loans to individuals and $8.0 million in commercial loans. Loans held for sale decreased $10.1 million, or 93.0%, to $768,000 at September 30, 2024 from $10.9 million at December 31, 2023 due to the sale of a $7.9 million commercial real estate loan relationship during the first quarter of 2024.
Our nonperforming assets at September 30, 2024 increased $3.7 million, or 91.4%, to $7.7 million and represented 0.09% of total assets, compared to $4.0 million, or 0.05% of total assets, at December 31, 2023.  Nonaccruing loans increased $3.4 million, or 86.5%, to $7.3 million, and the ratio of nonaccruing loans to total loans was 0.16% and 0.09% for September 30, 2024 and December 31, 2023, respectively. The increase in nonaccrual loans was primarily due to one commercial real estate loan added during the third quarter of 2024. There were no restructured loans as of September 30, 2024, compared to $13,000 at December 31, 2023. Repossessed assets were $14,000 at September 30, 2024. There were no repossessed assets at December 31, 2023. There was $388,000 and $99,000 of OREO at September 30, 2024 and December 31, 2023, respectively.
Our deposits decreased $114.0 million, or 1.7%, with a balance of $6.44 billion at September 30, 2024 from $6.55 billion at December 31, 2023, which consisted of decreases of $100.6 million in interest bearing deposits and $13.4 million in noninterest bearing deposits.
Total FHLB borrowings increased $547.4 million, or 257.4%, to $760.0 million at September 30, 2024 from $212.6 million at December 31, 2023.
Other borrowings decreased $404.0 million, or 79.2%, to $105.8 million at September 30, 2024, from $509.8 million at December 31, 2023, which was primarily due to a $275.0 million decrease in borrowings from the FRDW and a $117.7 million decrease in borrowings from the BTFP.
Our total shareholders’ equity at September 30, 2024 increased 4.1%, or $32.0 million, to $805.3 million, or 9.6% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $66.7 million, stock compensation expense of $2.5 million, net issuance of common stock under employee stock plans of $1.1 million and common stock issued under our dividend reinvestment plan of $886,000, partially offset by cash dividends paid of $32.7 million, other comprehensive loss of $5.0 million and repurchases of $1.5 million of our common stock.
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
We ended the third quarter of 2024 with approximately $352.6 million in available liquidity from the FRDW, in addition to the approximately $1.80 billion credit line available from FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At September 30, 2024, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 19.2%, or $1.24 billion.
During the nine months ended September 30, 2024, we entered into an additional $50 million cash flow hedge interest rate swap contract while $150 million cash flow hedge interest rate swap contracts were terminated and $120 million matured. At September 30, 2024, FHLB advances of $310 million and brokered deposits of $480 million were hedged with our $790 million of cash flow swaps. As of September 30, 2024, a pre-tax unrealized gain of $6.8 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. At September 30, 2024, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 57% of the funding source, of which approximately 51% is swapped at a fixed rate, providing protection from rising interest rates.
We utilize wholesale funding and securities to enhance overall profitability to determine the appropriate leverage of our capital, determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered market, FHLB and the FRDW.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, U.S. Treasury Bills and corporate securities.  Although the securities purchased often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio increased from $2.60 billion at December 31, 2023 to $2.70 billion at September 30, 2024. The increase in the securities portfolio was due to securities purchased during the nine months ended September 30, 2024, which more than offset sales of securities and principal payments.
During the nine months ended September 30, 2024, we continued to adjust the composition of the securities portfolio as U.S. Treasury Bills and MBS increased while the remaining categories in the portfolio decreased. The increase in MBS was attributable to purchases of U.S. Agency MBS, partially offset by MBS principal payments. During the nine months ended September 30, 2024, we purchased $482.9 million in short-term U.S. Treasury Bills to collateralize public fund deposits and $289.0 million in low premium, primarily 5.0% to 6.5% coupon MBS and to a lesser extent, discounted 4.0% to 5.5% coupon MBS. Sales during the nine months ended September 30, 2024 included $128.8 million in municipal securities and in most instances the unwinding of the related fair value hedges to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities and the related fair value hedge unwinds for the three and nine months ended September 30, 2024 resulted in a net realized loss of $1.9 million and $2.5 million, respectively. In addition, during the three months ended September 30, 2024, we recorded an impairment loss of $868,000 on the sale of approximately $10.0 million in AFS municipal securities and the unwind of the related fair value hedges, sold on October 1, 2024.
At September 30, 2024, securities as a percentage of assets totaled 32.3%, compared to 31.4% at December 31, 2023, due to a $93.5 million, or 3.6%, increase in securities, while cash and cash equivalents decreased to 5.8% of total assets at
Southside Bancshares, Inc. |48

September 30, 2024, compared to 6.8% at December 31, 2023. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate municipal loans using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2024, hedged municipal securities with a carrying amount of $336.9 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 77% of the AFS municipal portfolio. As of September 30, 2024, $201.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $632.1 million, or 81% of the AFS MBS portfolio, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are FHLB, brokered deposits and borrowings from the FRDW. Our FHLB borrowings increased 257.4%, or $547.4 million, to $760.0 million at September 30, 2024 from $212.6 million at December 31, 2023.
As of September 30, 2024, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 27.1% from 25.5% at December 31, 2023 and 23.3% at September 30, 2023.
Our brokered deposits may consist of CDs and non-maturity deposits. We had $126.4 million in brokered CDs at September 30, 2024. We had no brokered CDs at December 31, 2023. At September 30, 2024, our brokered CDs had a weighted average cost of 517 basis points and remaining maturities of approximately less than 11 months. Our brokered non-maturity deposits decreased to $627.2 million at September 30, 2024, of which $480.0 million are related to our cash flow hedges, from $828.0 million at December 31, 2023, with a weighted average cost of 345 and 323 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $790.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to SOFR. In connection with $790.0 million and $1.01 billion of the agreements outstanding at September 30, 2024 and December 31, 2023, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 2.70% with a remaining average weighted maturity of 1.8 years at September 30, 2024. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans	$71,896	$64,110	$209,791	$177,570
Taxable investment securities	7,150	8,731	21,126	23,216
Tax-exempt investment securities	9,813	13,758	31,611	41,394
MBS	11,976	4,426	33,179	12,585
FHLB stock and equity investments	582	265	1,488	889
Other interest earning assets	4,286	1,788	15,452	5,148
Total interest income	105,703	93,078	312,647	260,802
Interest expense:
Deposits	38,532	30,951	115,196	72,536
FHLB borrowings	6,488	1,174	18,893	5,347
Subordinated notes	937	962	2,829	2,955
Trust preferred subordinated debentures	1,180	1,178	3,526	3,309
Repurchase agreements	899	1,048	2,821	2,423
Other borrowings	2,203	4,492	6,962	13,690
Total interest expense	50,239	39,805	150,227	100,260
Net interest income	$55,464	$53,273	$162,420	$160,542

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the year ended December 31, 2023, the Federal Reserve increased the target federal funds rate by 100 basis points to 5.25% to 5.50%. During the third quarter of 2024, the Federal Reserve reduced target federal funds rate by 50 basis points to 4.75% to 5.00%. If the federal funds rate remains elevated or increases further, it may negatively impact our net interest income.
Net interest income for the three months ended September 30, 2024, increased $2.2 million, or 4.1%, compared to the same period in 2023. The increase in net interest income for the three months ended September 30, 2024, was due to the increases in the average balance and the average yield of interest earning assets, partially offset by increases in the average rate paid on our interest bearing liabilities and the average balance of our interest bearing liabilities. Total interest income increased $12.6 million, or 13.6%, to $105.7 million for the three months ended September 30, 2024, compared to $93.1 million during the same period in 2023. Total interest expense increased $10.4 million, or 26.2%, to $50.2 million for the three months ended September 30, 2024, compared to $39.8 million for the same period in 2023. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.82% and 2.95%, respectively, for the three months ended September 30, 2024, compared to 2.85% and 3.02%, respectively, for the same period in 2023, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.10% and 2.23%, respectively, compared to 2.14% and 2.31%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |50

Net interest income was $162.4 million for the nine months ended September 30, 2024, compared to $160.5 million for the same period in 2023, an increase of $1.9 million, or 1.2%. The increase in net interest income for the nine months ended September 30, 2024 was due to increases in the average balance and the average yield of interest earning assets, partially offset by increases in the average rate paid on our interest bearing liabilities and average balance of our interest bearing liabilities. Total interest income increased $51.8 million, or 19.9%, to $312.6 million for the nine months ended September 30, 2024, compared to $260.8 million for the same period in 2023. Total interest expense increased $50.0 million, or 49.8%, to $150.2 million for the nine months ended September 30, 2024, compared to $100.3 million for the same period in 2023. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.76% and 2.90%, respectively, for the nine months ended September 30, 2024, compared to 2.95% and 3.13%, respectively, for the same period in 2023, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.04% and 2.18%, respectively, compared to 2.31% and 2.48%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended September 30, 2024 Compared to 2023
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$3,285	$4,450	$—	$7,735
Loans held for sale	(9)	(6)	—	(15)
Taxable investment securities	(1,111)	(470)	—	(1,581)
Tax-exempt investment securities (1)	(3,430)	(977)	—	(4,407)
Mortgage-backed and related securities	5,585	1,965	—	7,550
FHLB stock, at cost, and equity investments	258	59	—	317
Interest earning deposits	3,287	(24)	—	3,263
Federal funds sold	(861)	96	—	(765)
Total earning assets	7,004	5,093	—	12,097
Interest expense on:
Savings accounts	(58)	90	—	32
CDs	1,476	1,728	—	3,204
Interest bearing demand accounts	1,453	2,892	—	4,345
FHLB borrowings	3,269	2,045	—	5,314
Subordinated notes, net of unamortized debt issuance costs	(19)	(6)	—	(25)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	2	—	2
Repurchase agreements	(220)	71	—	(149)
Other borrowings	(2,826)	537	—	(2,289)
Total interest bearing liabilities	3,075	7,359	—	10,434
Net change	$3,929	$(2,266)	$—	$1,663
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the three months ended September 30, 2024, was attributable to a $404.9 million, or 5.5%, increase in the average balance of interest earning assets for the three months ended September 30, 2024, compared to the same period in 2023, as well as an increase in the average yield on interest earning assets to 5.51% from 5.15% for the same period in 2023. The increase in total interest expense for the three months ended September 30, 2024, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 3.28% from 2.84% for the same period in 2023, and an increase in the average balance of our interest bearing liabilities of $519.9 million, or 9.3%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase in average earning assets was primarily the result of the
Southside Bancshares, Inc. |51

increase in MBS, interest earning deposits and loans, partially offset by the decrease in tax-exempt and taxable investment securities.
The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2024 and 2023. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,613,028	$72,493	6.25%	$4,396,184	$64,758	5.84%
Loans held for sale	871	11	5.02%	1,537	26	6.71%
Securities:
Taxable investment securities (2)	791,914	7,150	3.59%	912,789	8,731	3.79%
Tax-exempt investment securities (2)	1,174,445	11,825	4.01%	1,510,044	16,232	4.26%
Mortgage-backed and related securities (2)	886,325	11,976	5.38%	442,908	4,426	3.96%
Total securities	2,852,684	30,951	4.32%	2,865,741	29,389	4.07%
FHLB stock, at cost, and equity investments	41,159	582	5.63%	22,363	265	4.70%
Interest earning deposits	281,313	3,798	5.37%	37,891	535	5.60%
Federal funds sold	33,971	488	5.71%	94,441	1,253	5.26%
Total earning assets	7,823,026	108,323	5.51%	7,418,157	96,226	5.15%
Cash and due from banks	100,578			106,348
Accrued interest and other assets	455,091			400,850
Less: Allowance for loan losses	(42,581)			(36,493)
Total assets	$8,336,114			$7,888,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$598,116	1,490	0.99%	$622,246	1,458	0.93%
CDs	1,087,613	12,647	4.63%	949,894	9,443	3.94%
Interest bearing demand accounts	3,409,911	24,395	2.85%	3,189,048	20,050	2.49%
Total interest bearing deposits	5,095,640	38,532	3.01%	4,761,188	30,951	2.58%
FHLB borrowings	618,708	6,488	4.17%	230,184	1,174	2.02%
Subordinated notes, net of unamortized debt issuance costs	91,988	937	4.05%	93,817	962	4.07%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,273	1,180	7.79%	60,268	1,178	7.75%
Repurchase agreements	83,297	899	4.29%	104,070	1,048	4.00%
Other borrowings	137,482	2,203	6.37%	317,913	4,492	5.61%
Total interest bearing liabilities	6,087,388	50,239	3.28%	5,567,440	39,805	2.84%
Noninterest bearing deposits	1,344,165			1,441,738
Accrued expenses and other liabilities	98,331			109,490
Total liabilities	7,529,884			7,118,668
Shareholders’ equity	806,230			770,194
Total liabilities and shareholders’ equity	$8,336,114			$7,888,862
Net interest income (FTE)		$58,084			$56,421
Net interest margin (FTE)			2.95%			3.02%
Net interest spread (FTE)			2.23%			2.31%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2024 and 2023, loans totaling $7.3 million and $4.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2024 Compared to 2023
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$15,345	$15,973	$772	$32,090
Loans held for sale	50	(66)	—	(16)
Taxable investment securities	(1,577)	(590)	77	(2,090)
Tax-exempt investment securities (1)	(10,637)	(627)	138	(11,126)
Mortgage-backed and related securities	14,487	5,986	121	20,594
Federal Home Loan Bank stock, at cost, and equity investments	566	28	5	599
Interest earning deposits	10,575	172	48	10,795
Federal funds sold	(729)	229	9	(491)
Total earning assets	28,080	21,105	1,170	50,355
Interest expense on:
Savings accounts	(291)	442	16	167
CDs	4,839	8,438	126	13,403
Interest bearing demand accounts	8,996	19,816	278	29,090
FHLB borrowings	8,810	4,667	69	13,546
Subordinated notes, net of unamortized debt issuance costs	(125)	(11)	10	(126)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	204	13	217
Repurchase agreements	(40)	428	10	398
Other borrowings	(10,204)	3,451	25	(6,728)
Total interest bearing liabilities	11,985	37,435	547	49,967
Net change	$16,095	$(16,330)	$623	$388
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to the increase in average earning assets of $592.9 million, or 8.2%, for the nine months ended September 30, 2024, compared to the same period in 2023, as well as the increase in the average yield on earning assets to 5.45% from 4.97% for the same period in 2023. The increase in total interest expense for the nine months ended September 30, 2024 was primarily attributable to the increase in interest rates on our interest bearing liabilities to 3.27% from 2.49% for the same period in 2023 and an increase in the average balance of our interest bearing liabilities of $742.1 million, or 13.8%, when compared to the same period in 2023. The increase in average earning assets was primarily the result of the increase in loans, MBS and interest earning deposits, partially offset by the decrease in tax-exempt investment securities.

Southside Bancshares, Inc. |53

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2024 and 2023. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,589,621	$211,635	6.16%	$4,241,676	$179,545	5.66%
Loans held for sale	3,721	53	1.90%	1,620	69	5.69%
Securities:
Taxable investment securities (2)	785,422	21,126	3.59%	843,846	23,216	3.68%
Tax-exempt investment securities (2)	1,237,884	37,754	4.07%	1,587,656	48,880	4.12%
Mortgage-backed and related securities (2)	827,396	33,179	5.36%	433,335	12,585	3.88%
Total securities	2,850,702	92,059	4.31%	2,864,837	84,681	3.95%
FHLB stock, at cost, and equity investments	40,565	1,488	4.90%	25,071	889	4.74%
Interest earning deposits	320,371	13,105	5.46%	60,623	2,310	5.09%
Federal funds sold	57,265	2,347	5.47%	75,499	2,838	5.03%
Total earning assets	7,862,245	320,687	5.45%	7,269,326	270,332	4.97%
Cash and due from banks	108,325			105,885
Accrued interest and other assets	440,340			406,160
Less: Allowance for loan losses	(43,096)			(36,564)
Total assets	$8,367,814			$7,744,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$602,450	4,368	0.97%	$645,415	4,201	0.87%
CDs	1,016,812	34,618	4.55%	845,851	21,215	3.35%
Interest bearing demand accounts	3,518,906	76,210	2.89%	3,005,449	47,120	2.10%
Total interest bearing deposits	5,138,168	115,196	2.99%	4,496,715	72,536	2.16%
FHLB borrowings	610,893	18,893	4.13%	281,260	5,347	2.54%
Subordinated notes, net of unamortized debt issuance costs	92,631	2,829	4.08%	96,753	2,955	4.08%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,271	3,526	7.81%	60,266	3,309	7.34%
Repurchase agreements	87,811	2,821	4.29%	89,282	2,423	3.63%
Other borrowings	139,306	6,962	6.68%	362,684	13,690	5.05%
Total interest bearing liabilities	6,129,080	150,227	3.27%	5,386,960	100,260	2.49%
Noninterest bearing deposits	1,342,945			1,506,431
Accrued expenses and other liabilities	99,758			91,784
Total liabilities	7,571,783			6,985,175
Shareholders’ equity	796,031			759,632
Total liabilities and shareholders’ equity	$8,367,814			$7,744,807
Net interest income (FTE)		$170,460			$170,072
Net interest margin (FTE)			2.90%			3.13%
Net interest spread (FTE)			2.18%			2.48%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2024 and 2023, loans totaling $7.3 million and $4.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |54

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2024
			Change From
	2024	2023	2023
Deposit services	$6,199	$6,479	$(280)	(4.3)%
Net gain (loss) on sale of securities AFS	(1,929)	11	(1,940)	(17,636.4)%
Gain (loss) on sale of loans	115	96	19	19.8%
Trust fees	1,628	1,522	106	7.0%
BOLI	857	790	67	8.5%
Brokerage services	1,068	760	308	40.5%
Other noninterest income	233	1,178	(945)	(80.2)%
Total noninterest income	$8,171	$10,836	$(2,665)	(24.6)%

	Nine Months Ended September 30,		2024
			Change From
	2024	2023	2023
Deposit services	$18,341	$19,192	$(851)	(4.4)%
Net gain (loss) on sale of securities AFS	(2,510)	(5,590)	3,080	55.1%
Net gain on sale of equity securities	—	5,058	(5,058)	(100.0)%
Gain (loss) on sale of loans	(101)	385	(486)	(126.2)%
Trust fees	4,420	4,479	(59)	(1.3)%
BOLI	3,408	3,221	187	5.8%
Brokerage services	3,163	2,361	802	34.0%
Other noninterest income	2,731	4,227	(1,496)	(35.4)%
Total noninterest income	$29,452	$33,333	$(3,881)	(11.6)%
The 24.6% decrease in noninterest income for the three months ended September 30, 2024, when compared to the same period in 2023, was due to a net loss on sale of securities AFS and decreases in other noninterest income and deposit services income, partially offset by an increase in brokerage services income. The 11.6% decrease in noninterest income for the nine months ended September 30, 2024, when compared to the same period in 2023, was due to decreases in the net gain on sale of equity securities, other noninterest income and deposit services income and a loss on sale of loans. These decreases were partially offset by a decrease in net loss on sale of securities AFS and an increase in brokerage services income.
During the three and nine months ended September 30, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $1.9 million and $2.5 million, respectively.
During the nine months ended September 30, 2023, we sold equity securities that resulted in a net gain of $5.1 million.
Gain on sale of loans increased for the three months ended September 30, 2024, when compared to the same period in 2023, due to an increase in the balance of loans sold. The loss on sale of loans for the nine months ended September 30, 2024, was due to the $412,000 net loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
Brokerage services income increased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, due to an increase in assets under management.
Other noninterest income decreased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, due to an impairment loss of $868,000 for AFS securities which were sold on October 1, 2024 and a decrease in mortgage servicing fee income, partially offset by an increase in equity investment income. Additional decreases in other noninterest income for the nine months ended September 30, 2024, when compared to the same period in 2023, include a decrease in the gain recognized on the repurchase of our subordinated notes at a discount and a decrease in swap fee income.
Southside Bancshares, Inc. |55

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2024
			Change From
	2024	2023	2023
Salaries and employee benefits	$22,233	$21,241	$992	4.7%
Net occupancy	3,613	3,796	(183)	(4.8)%
Advertising, travel & entertainment	734	1,062	(328)	(30.9)%
ATM expense	412	358	54	15.1%
Professional fees	1,206	1,472	(266)	(18.1)%
Software and data processing	2,951	2,432	519	21.3%
Communications	423	359	64	17.8%
FDIC insurance	939	902	37	4.1%
Amortization of intangibles	278	407	(129)	(31.7)%
Other noninterest expense	3,543	3,524	19	0.5%
Total noninterest expense	$36,332	$35,553	$779	2.2%

	Nine Months Ended September 30,		2024
			Change From
	2024	2023	2023
Salaries and employee benefits	$67,330	$64,473	$2,857	4.4%
Net occupancy	10,725	11,220	(495)	(4.4)%
Advertising, travel & entertainment	2,479	2,966	(487)	(16.4)%
ATM expense	1,105	1,033	72	7.0%
Professional fees	3,435	4,036	(601)	(14.9)%
Software and data processing	8,667	6,751	1,916	28.4%
Communications	1,282	1,034	248	24.0%
FDIC insurance	2,859	2,666	193	7.2%
Amortization of intangibles	922	1,327	(405)	(30.5)%
Other noninterest expense	10,174	9,889	285	2.9%
Total noninterest expense	$108,978	$105,395	$3,583	3.4%
The increase in noninterest expense for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, was due to increases in salaries and employee benefits and software and data processing expense, partially offset by decreases in advertising, travel and entertainment expense, professional fees, net occupancy expense and amortization of intangibles.
Salaries and employee benefits expense increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to increases in direct salary expense, retirement expense and health insurance expense.
For the three and nine months ended September 30, 2024, direct salary expense increased $312,000, or 1.7%, and $1.9 million, or 3.4%, respectively, when compared to the same periods in 2023, primarily due to normal salary increases effective in the first quarter of 2024 and approximately $618,000 associated with future cost reductions.
Retirement expense, included in salaries and employee benefits, increased $400,000, or 73.8%, and $701,000, or 34.0%, for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. This increase was due to increases in our split dollar expense, deferred compensation expense, 401(k) matching expense and post-retirement benefits expense.
Health and life insurance expense, included in salaries and employee benefits, increased $279,000, or 14.1%, and $237,000, or 3.9%, for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, due to an increase in health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Southside Bancshares, Inc. |56

Net occupancy expense decreased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, primarily due to decreases in repairs and depreciation expense.
Advertising, travel and entertainment expense decreased for the three months ended September 30, 2024, when compared to the same period in 2023, due to decreases in travel related expenses, advertising expense and donations. Advertising, travel and entertainment expense decreased for the nine months ended September 30, 2024, when compared to the same period in 2023, due to decreases in travel related expenses, advertising, media advertising and registration fees.
Professional fees decreased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, due to decreases in legal and consulting fees.
Software and data processing expense increased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, due to new software contracts and increases in existing contract renewal costs.
Communications expense increased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, driven by initial costs related to a project to improve network management efficiency.
Amortization of intangibles decreased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2024 was $24.9 million and $80.9 million, respectively, an increase of 15.5%, compared to $21.6 million for the three months ended September 30, 2023 and a decrease of 0.8% compared to $81.6 million for the nine months ended September 30, 2023. We recorded income tax expense of $4.4 million and $14.2 million for the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $3.1 million and $12.2 million for the same periods in 2023. The ETR as a percentage of pre-tax income was 17.6% for both the three and nine months ended September 30, 2024, compared to an ETR as a percentage of pre-tax income of 14.5% and 15.0% for the same periods in 2023. The increase in the ETR for the three and nine months ended September 30, 2024 was primarily a result of a decrease in net tax-exempt income as a percentage of pre-tax income as compared to the same periods in 2023. The increase in income tax expense is due to the higher ETR for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $32.6 million at September 30, 2024, compared to $30.4 million at December 31, 2023. The increase in the net deferred tax asset is primarily the result of a decrease in the estimated fair value of the hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |57

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2023 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2023.  There were no substantial changes in these concentrations during the nine months ended September 30, 2024.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2023	September 30, 2023
	September 30, 2024	December 31, 2023	September 30, 2023	Change (%)	Change (%)
Real estate loans:
Construction	$585,817	$789,744	$720,515	(25.8)%	(18.7)%
1-4 family residential	755,406	696,738	689,492	8.4%	9.6%
Commercial	2,422,612	2,168,451	2,117,306	11.7%	14.4%
Commercial loans	358,854	366,893	385,816	(2.2)%	(7.0)%
Municipal loans	402,041	441,168	441,512	(8.9)%	(8.9)%
Loans to individuals	53,318	61,516	65,992	(13.3)%	(19.2)%
Total loans	$4,578,048	$4,524,510	$4,420,633	1.2%	3.6%
Our total loan portfolio increased $53.5 million, or 1.2%, and $157.4 million, or 3.6%, at September 30, 2024 compared to December 31, 2023 and September 30, 2023, respectively, with net increases in commercial real estate and 1-4 family loans, partially offset by decreases in construction, commercial loans, municipal loans and loans to individuals.
At September 30, 2024, our real estate loans represented 82.2% of our loan portfolio and were comprised of commercial real estate loans of 64.4%, 1-4 family residential loans of 20.0% and construction loans of 15.6%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |58

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2023	September 30, 2023
	September 30, 2024	December 31, 2023	September 30, 2023	Change (%)	Change (%)
Nonaccrual loans	$7,254	$3,889	$4,316	86.5%	68.1%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans (1)	—	13	15	(100.0)%	(100.0)%
OREO	388	99	50	291.9%	676.0%
Repossessed assets	14	—	—	100.0%	100.0%
Total nonperforming assets	$7,656	$4,001	$4,381	91.4%	74.8%

Total loans	$4,578,048	$4,524,510	$4,420,633
Allowance for loan losses at end of period	44,276	42,674	41,760

Ratio of nonaccruing loans to:
Total loans	0.16%	0.09%	0.10%
Ratio of nonperforming assets to:
Total assets	0.09%	0.05%	0.05%
Total loans	0.17%	0.09%	0.10%
Total loans and OREO	0.17%	0.09%	0.10%
Ratio of allowance for loan losses to:
Nonaccruing loans	610.37%	1,097.30%	967.56%
Nonperforming assets	578.32%	1,066.58%	953.21%
Total loans	0.97%	0.94%	0.94%
Net charge-offs to average loans outstanding	0.03%	0.06%	0.05%

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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty forecasted in our CECL model as of September 30, 2024.
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
As of September 30, 2024, our review of the loan portfolio indicated that an allowance for loan losses of $44.3 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2024, the allowance for loan losses increased $1.6 million, or 3.8%, to $44.3 million, or 0.97% of total loans, when compared to $42.7 million, or 0.94% of total loans at December 31, 2023.
For the three and nine months ended September 30, 2024, loan charge-offs were $773,000 and $2.1 million, respectively, and recoveries were $365,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2023, loan charge-offs were $1.3 million and $2.6 million, respectively, and recoveries were $378,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2024, we recorded a provision for credit losses for loans of $2.3 million and $2.6 million, respectively. For the three and nine months ended September 30, 2023, we recorded a provision for credit losses for loans of $6.3 million and $6.7 million, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance at beginning of period	$3,208	$3,207	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	112	646	(612)	166
Balance at end of period	$3,320	$3,853	$3,320	$3,853
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

Southside Bancshares, Inc. |60

Capital Resources and Liquidity
Our total shareholders’ equity at September 30, 2024 increased 4.1%, or $32.0 million, to $805.3 million, or 9.6% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $66.7 million, stock compensation expense of $2.5 million, net issuance of common stock under employee stock plans of $1.1 million and common stock issued under our dividend reinvestment plan of $886,000, partially offset by cash dividends paid of $32.7 million, other comprehensive loss of $5.0 million and repurchases of $1.5 million of our common stock.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2024 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2024.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $92.0 million of qualified subordinated debt as of September 30, 2024. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $2.0 million has been added back to CET1 as of September 30, 2024, representing 25% of the $8.2 million transitional amount at December 31, 2023.
Management believes that, as of September 30, 2024, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |61

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$726,042	13.07%	$250,013	4.50%	N/A	N/A
Bank Only	$865,473	15.58%	$249,955	4.50%	$361,045	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$784,504	14.12%	$333,350	6.00%	N/A	N/A
Bank Only	$865,473	15.58%	$333,273	6.00%	$444,364	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$921,534	16.59%	$444,467	8.00%	N/A	N/A
Bank Only	$910,497	16.39%	$444,364	8.00%	$555,455	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$784,504	9.61%	$326,580	4.00%	N/A	N/A
Bank Only	$865,473	10.60%	$326,487	4.00%	$408,109	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2024, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules. Refer to the Supervision and Regulation section in the 2023 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |62

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2024	2023
Return on average assets	0.98%	0.93%
Return on average shareholders’ equity	10.13%	9.50%
Dividend payout ratio – Basic	52.94%	58.33%
Dividend payout ratio – Diluted	52.94%	58.33%
Average shareholders’ equity to average total assets	9.67%	9.76%
	Nine Months Ended September 30,
	2024	2023
Return on average assets	1.06%	1.20%
Return on average shareholders’ equity	11.19%	12.21%
Dividend payout ratio – Basic	49.09%	46.67%
Dividend payout ratio – Diluted	49.09%	46.88%
Average shareholders’ equity to average total assets	9.51%	9.81%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2024, these investments were 10.8% of total assets, as compared with 8.9% for December 31, 2023 and 6.3% for September 30, 2023. The increase to 10.8% at September 30, 2024 as compared to December 31, 2023, is reflective of an increase in the short-term investment portfolio, partially offset by a decrease in interest earning deposits and an increase in total assets. The increase at September 30, 2024 as compared to September 30, 2023, is reflective of increases in interest earning deposits, the short-term investment portfolio and to a lesser extent, cash and due from banks, partially offset by an increase in total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at September 30, 2024 or December 31, 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $352.6 million. There were $25.0 million of borrowings from the FRDW at September 30, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were no remaining borrowings from the BTFP at September 30, 2024 compared to $117.7 million at December 31, 2023. At September 30, 2024, the amount of additional funding the Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.80 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2024, the line had one outstanding letter of credit for $155,000. The Bank currently has has one outstanding letter of credit from FHLB held as collateral for its public fund deposits for $6.1 million.
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
Southside Bancshares, Inc. |63

Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.
Expansion
On September 3, 2024, we opened a loan production office in The Woodlands, in the Greater North Houston area.
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

	Anticipated impact over the next 12 months
	September 30,
Rate projections:	2024	2023
Increase:
100 basis points	4.49%	3.14%
200 basis points	7.41%	6.53%

Decrease:
50 basis points	(2.19)%	(2.22)%
100 basis points	(3.34)%	(4.71)%
200 basis points	(3.62)%	(9.60)%
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
July 1, 2024 - July 31, 2024	—	$—	—	583,066
August 1, 2024 - August 31, 2024	—	—	—	583,066
September 1, 2024 - September 30, 2024	—	—	—	583,066
Total	—	$—	—

We have not purchased any shares of common stock pursuant to the Stock Repurchase Plan subsequent to September 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.
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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 28, 2024	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
Chief Executive Officer
(Principal Executive Officer)

DATE:	October 28, 2024	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |68