Form 10-K
period 2024-12-31
SOUTHSIDE BANCSHARES INC
filed 2025-02-27
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______ to _______

Commission file number 000-12247
SOUTHSIDE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas			75-1848732
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

1201 S. Beckham Avenue,	Tyler,	Texas	75701
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (903) 531-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.25 par value	SBSI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $785.9 million (based upon the closing price of $27.61 per share as reported by the NASDAQ Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter).
As of February 24, 2025, there were 30,389,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 14, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

SOUTHSIDE BANCSHARES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2024

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Omni	OmniAmerican Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, OmniAmerican Bank, acquired by Southside on December 17, 2014
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2017 Incentive Plan	Southside Bancshares, Inc. 2017 Incentive Plan
2023 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K filed with the SEC on February 27, 2024
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board	Board of directors
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio framework
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
CRE Guidance	Collectively, the Final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts and the Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending released in December 2015.
COVID-19	Novel strain of coronavirus
CRA	Community Reinvestment Act

DEI	Diversity, equity and inclusion
DIF	FDIC’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DRIP	Dividend Reinvestment Plan
DRR	Designated reserve ratio established by the Dodd-Frank Act
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESG	Environmental, social and governance
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
Fannie Mae	Federal National Mortgage Association
FFIEC	Federal Financial Institutions Examination Council
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintech	Financial technology
FRA	Federal Reserve Act
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
GSEs	U.S. government-sponsored enterprises
HTM	Held to maturity
IBA	ICE Benchmark Administration, the administrator of LIBOR
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
NPI	Nonpublic personal information
NQSO	Nonqualified stock options
NYSE	New York Stock Exchange
OFAC	The U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-based restrictive stock units
REIT	Real estate investment trust
Repurchase agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROATCE	Return on Average Tangible Common Equity

ROU	Right-of-use
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDB	Texas Department of Banking
TDR	Troubled debt restructurings prior to implementation of ASU 2022-02 “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”
TILA	Truth in Lending Act
U.S.	United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VIE	Variable interest entity
Volcker Rule	Section 619 of the Dodd-Frank Act

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
GENERAL
Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 53 branches, 12 of which are located in grocery stores, in addition to wealth management and trust services, and/or loan production, brokerage or other financial services offices.
At December 31, 2024, our total assets were $8.52 billion, total loans were $4.66 billion, total deposits were $6.65 billion and total equity was $811.9 million.  For the years ended December 31, 2024 and 2023, our net income was $88.5 million and $86.7 million, respectively. For the years ended December 31, 2024 and 2023, diluted earnings per common share was $2.91 and $2.82, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations.  Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit-sharing plans. At December 31, 2024, our wealth management and trust assets under management were approximately $1.44 billion.
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
We and our subsidiaries are subject to comprehensive regulation, examination and supervision by the SEC, the Federal Reserve, the TDB and the FDIC and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits and all other facets of our operations.
Our primary executive offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701 and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the SEC may be obtained free of charge on either our website, https://investors.southside.com/ under the topic Financials, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC. We include our website address throughout the filing only as textual references. The information contained on our website is not incorporated in this document by reference.

MARKET AREA
We are headquartered in Tyler, Texas. The Tyler metropolitan area has an estimated population of 245,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.
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
Our 53 branches and 37 drive-thru facilities are located in and around Arlington, Austin, Bullard, Chandler, Cleburne, Cleveland, Dallas, Diboll, Euless, Fort Worth, Frisco, Granbury, Grapevine, Gresham, Gun Barrel City, Hawkins, Hemphill, Houston, Irving, Jacksonville, Jasper, Lindale, Longview, Lufkin, Nacogdoches, Palestine, Pineland, San Augustine, Splendora, The Woodlands, Tyler, Watauga, Weatherford and Whitehouse. Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each location is determined based on our market share in that area, combined with overall cost by market.
Additionally, our customers may access various banking services through a wide network of ATMs, ITMs, automated telephone, internet and mobile banking products. Customers can apply for loans, open deposit accounts, access account information and conduct various other transactions online from their smart phones or computers.
RECENT DEVELOPMENTS
During the year ended December 31, 2024, we closed a traditional branch location in Jasper due to close proximity to another Southside Bank branch, and a grocery store branch location in Kingwood. During 2024, we also opened loan production offices in Dallas, Texas and The Woodlands, Texas.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control. During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. The economic conditions and growth prospects for our markets continue to reflect a solid and positive overall outlook. Higher inflation levels and elevated interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, the Texas markets we serve continue to remain healthy due to both job and population growth.
COMPETITION
The activities we are engaged in are highly competitive.  Financial institutions such as credit unions, fintech companies, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Fintech, brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more openly for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition in the financial services market to continue to increase.
HUMAN CAPITAL RESOURCES
At December 31, 2024, we employed approximately 778 full time equivalent persons. None of our employees are represented by any unions or similar groups. We consider the relationship with our employees to be good, which we believe to be reflected in the average tenure of our employees exceeding eight years, with the tenure of 33% of our employees exceeding ten years. As of December 31, 2024, women and ethnic minorities represented approximately 69% and 40% of our workforce, respectively.
During 2024, Southside was awarded “Best Banks to Work For” by American Banker for the third consecutive year and “Best Companies to Work For in Fort Worth” for the second consecutive year. These awards identify organizations that excel at creating positive and supportive workplaces for employees. We continuously work toward an outstanding workplace with competitive benefits for employees through our initiatives outlined below.
The health, safety and wellness of our employees is a top priority. In 2024, we continued to focus on the health and wellness of our employees through several company-wide efforts including: a wellness program that allows employees to earn cash rewards; a wellness challenge to encourage healthy habits; as well as wellness communications and webinars throughout the year. We maintain a comprehensive employee handbook, code of business conduct, as well as other policies, including a harassment policy, whistleblower policy and a human rights policy statement, to promote a safe and supportive workplace culture.
We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and corporate and personal development coaching. We recognize and award employees through several different initiatives centered around service to Southside and initiatives that will impact their communities.
Effective communication is critical to supporting our employees and is carried out through our weekly newsletters, executive announcements, quarterly Town Hall meetings and our intranet.
As part of our effort to attract and retain employees, we offer a broad range of benefits, including, but not limited to, 15-30 days of annual paid time off based on length of employment, sick leave, participation in our ESOP, 401(k) match for eligible employees and up to 20 hours of paid time off annually to volunteer. We believe our compensation packages and benefits are competitive with others in our industry. For additional information regarding our employee benefit plans, see “Note 10 - Employee Benefits” to our consolidated financial statements included in this report.

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
In addition to the system of regulation and supervision outlined above, the CFPB has authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The CFPB also has rulemaking authority for a range of consumer financial protection laws (such as TILA, the Electronic Fund Transfer Act and RESPA, among others). The authority to supervise and examine depository institutions with $10 billion or less in assets (such as Southside Bank) for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  Accordingly, the CFPB may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services. On February 9, 2025, the presidential administration ordered the CFPB to halt substantially all of its operations. The next day, dozens of CFPB employees were terminated. However, the administration has agreed to temporarily pause its actions pending lawsuits in response to the employment terminations. At this time, the scope and continued existence of the CFPB remain unknown.
The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.
Significant changes to federal and state laws, changes in the interpretation or application of such laws by regulators, and/or the enactment of new legislation or adoption of new regulations could (i) materially impact the profitability of our business, the value of assets we hold, or the value of collateral available for our loans; (ii) require changes to our business practices; (iii) force us to discontinue certain business lines; and/or (iv) otherwise expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.  The likelihood, timing and scope of any such change of law, and the impact that any such change may have on us, are impossible to determine with any certainty. However, a change in Presidential administration, as occurred January 20, 2025, increases the likelihood of such changes. In particular, the Trump administration has signaled in its first weeks that it will continue to focus on the level of government oversight of financial institutions.
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
Permitted Activities. Under the BHCA, a bank holding company is limited to managing or controlling banks, furnishing services to or performing services for our subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be the business of banking, managing, or controlling banks, furnishing services to or performing services for its subsidiaries and certain other activities determined by the Federal Reserve to be closely related to banking. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Examples of activities the Federal Reserve has previously determined are closely related to banking include:
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
The Company has elected to become a financial holding company. Our election was declared effective based in part upon a finding by the Federal Reserve that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the CRA.  We do not currently engage in financial activities beyond those permissible for a bank holding company. However, if we undertake expanded financial activities (i.e., those that are not permissible for a bank holding company) and we subsequently fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, we would be required to enter into an agreement with the Federal Reserve to restore our compliance with all applicable requirements, including specifically the “well-capitalized” and “well-managed” standards.  If we do not return to compliance within 180 days of such an agreement, the Federal Reserve may order the Company to divest its Bank, or the Company may discontinue (or divest investments in companies engaged in) those expanded activities that are only permissible for financial holding companies.
Capital Adequacy. Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and minimum leverage capital guidelines applicable to the banking organizations they supervise.
Under existing capital standards, a banking organization is required to continually monitor the ratio of its assets against its capital so as to gauge its ability to absorb unexpected losses in an economic downturn. The federal banking agencies may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from nontraditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
The Company and the Bank are subject to the following risk-based capital ratios: a Common Equity Tier 1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets, net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, the capital rules required a “capital conservation buffer” of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. The capital rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1 .
In addition to the minimum leverage ratio and the capital conversion buffer discussed above, the Company and the Bank are also subject to the following minimum capital ratios: 4.5% CET1 capital to risk-weighted assets; 6% Tier 1 capital to risk-weighted assets; and 8% total capital to risk-weighted assets.
The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. The FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized, the Bank must maintain at least the following capital ratios:
• 6.5% CET1 to risk-weighted assets;
• 8% Tier 1 capital to risk-weighted assets;
• 10% Total capital to risk-weighted assets; and
• 5% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater to be well-capitalized. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or the

Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
In 2024, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025.
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2024, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Common equity tier 1 risk-based capital ratio	4.50%	6.50%	13.04%	15.35%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.07%	15.35%
Total risk-based capital ratio	8.00%	10.00%	16.49%	16.15%
Leverage ratio	4.00%	5.00%	9.67%	10.55%

On March 27, 2020, the federal bank agencies announced a final rule that permits banks that have adopted the CECL standard to defer recognition of the estimated impact of credit losses on regulatory capital by permitting a three-year “phase-in” approach commencing in 2022. We elected to adopt the transition option.
Eligible community banks and holding companies with less than $10 billion in consolidated assets may opt into the CBLR framework. A “qualifying community banking organization” is one that has (i) less than $10 billion in total consolidated assets; (ii) a leverage ratio greater than 9%; (iii) off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) trading assets and liabilities of 5% or less of total consolidated assets. Qualifying banks that meet these thresholds and elect the CBLR framework, are exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer, and are deemed well-capitalized under the agencies’ prompt corrective action regulations. The Bank has not elected to use the CBLR framework at this time.
Source of Strength.  A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary banks.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. The appropriate federal banking agency for the depository institution (in the case of the Bank, the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  In addition to the foregoing requirements, the Federal Reserve and other federal banking regulators are authorized to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its source of strength obligations and to enforce the company’s compliance with these obligations.  As of December 31, 2024, the Federal Reserve and other federal banking regulators have not issued rules implementing this requirement.
In addition, if a bank holding company enters into bankruptcy or becomes subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.  Furthermore, the FDIA provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution.  The Bank is an FDIC-insured depository institution and thus subject to these requirements. See also Bank Regulation - Prompt Corrective Action and Undercapitalization.
Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the DIF in the event of a depository institution default. For example, under the FDICIA, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Dividends.  The principal source of our liquidity at the parent company level is dividends from the Bank.  The Bank is subject to federal and state restrictions on its ability to pay dividends to the Company.  We must pay essentially all of our operating expenses from funds we receive from the Bank.  Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses.  Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider certain factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
• its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
• its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
• it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The ability of the Company or the Bank to pay dividends, and the contents of their respective dividend policies, is subject to changes of law, as well as possible supervisory restrictions imposed by the TDB, FDIC or Federal Reserve. See also Bank Regulation - Dividends for additional information.
Incentive Compensation. The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as the Company and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022 and the NYSE did adopt corresponding listing standards for clawback policies in 2023. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Acquisitions.  The BHCA provides that a bank holding company must obtain the prior approval of the Federal Reserve to (i) acquire direct or indirect ownership or control of more than five percent of the outstanding shares of any class of voting securities of any bank or bank holding company, (ii) acquire all or substantially all of the assets of another bank or bank holding company or (iii) merge or consolidate with any other bank holding company. The Federal Reserve, with the input of the Department of Justice, may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider (i) the financial and managerial resources of the companies involved, including pro forma capital ratios, (ii) the risk to the stability of the United States banking or financial system, (iii) the convenience and needs of the communities to be served, including performance under the CRA and (iv) the effectiveness of the company in combatting money laundering.

Regulatory Examination.  Federal and state banking agencies require the Company and the Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  The Bank, and in some cases the Company and any nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.
Enforcement Authority.  The Federal Reserve has broad enforcement powers over bank holding companies and their nonbank subsidiaries, as well as “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, and has authority to prohibit activities that represent unsafe or unsound banking practices or constitute knowing or reckless violations of laws or regulations.  These powers may be exercised through the issuance of cease-and-desist orders, civil money penalties or other actions.  Civil money penalties can be as high as $1,000,000 for each day the activity continues and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance.  When issued by a banking agency, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, refrain from declaring or paying dividends, or take other actions determined to be appropriate by the ordering agency.  The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
Bank Regulation
The Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the FDIC.  The Bank is not a member of the Federal Reserve.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  In addition, the CFPB could participate in examinations of the Bank (as described above) regarding the Bank’s offering of consumer financial products and services.  The federal and state laws applicable to banks regulate, among other things, the scope of their activities and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends.
Broadly, regulations applicable to the Bank include limitations on loans to a single borrower and to its directors, officers and employees, restrictions on the opening and closing of branch offices, the maintenance of required capital ratios, the granting of credit under equal and fair conditions, the disclosure of the costs and terms of such credit, requirements to maintain reserves against deposits and loans, limitations on the types of investment that may be made by the Bank and requirements governing risk management practices. Certain of these laws and regulations are referenced above under “Supervision and Regulation – Holding Company Regulation.”
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
Volcker Rule Section 619 of the Dodd-Frank Act prohibits insured depository institutions and their affiliates from proprietary trading and acquiring certain interests in hedge or private equity funds. The Volker Rule contains certain exemptions from the prohibition and permit the retention of certain ownership interests. Subsequent amendments to the Volcker Rule exempt from coverage those banks with (i) total consolidated assets equal to $10 billion or less; and (ii) total trading assets and liabilities equal to 5 percent or less of total consolidated assets. Based on this amendment, the Bank is exempt from the Volcker Rule’s restrictions and prohibitions.
Brokered Deposits.  The Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Subject to certain exceptions, deposits are “brokered” if they are placed at a bank through the intervention of a third party in the business of facilitating the placement of deposits with FDIC-insured banks. Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits. On December 15, 2020, the FDIC approved a final rule, effective April 1, 2021, setting forth a new framework for determining when deposits accepted by an insured depository institution qualify as “brokered deposits.” The new rule also clarifies when a third party may qualify as a “deposit broker,” and identifies several business relationships between banks and third parties that are exempt from the brokered deposit restrictions. On July 15, 2022, the FDIC released guidance regarding how banks should treat the placement of deposits by third parties under “sweep arrangements” with broker-dealers. However, on July 30, 2024, the FDIC approved a notice of proposed rulemaking relating to the agency’s brokered deposit rules which would inter alia rollback certain aspects and exceptions to the brokered deposit rules originally introduced by the 2020 rule. As of December 31, 2024, the notice of proposed rulemaking had not been finalized.
Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions for loans secured by livestock, stored agricultural products, or readily marketable collateral, the maximum aggregate amount of loans that the Bank is permitted to make to any one borrower is 25% of Tier 1 capital. For purposes of applying this limit, loans to one borrower may be combined with loans to another borrower (i) when proceeds of the loan are to be used for the direct benefit of the other borrower, to the extent of the proceeds so used, or (ii) when a “common enterprise” is deemed to exist between the borrowers.
Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, the Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors. On December 22, 2020, the federal banking agencies issued an Interagency Statement clarifying that they will not apply the quantitative and qualitative restrictions of Regulation O to investors in large funds (e.g., mutual funds) that may hold an investment position in banks, and therefore could qualify as an “insider” under current Regulation O definitions. On December 22, 2022, the agencies extended this relief to January 1, 2024, on December 15, 2023, the agencies extended this relief to January 1, 2025 and on December 27, 2024, the agencies extended this relief to January 1, 2026.
Deposit Insurance and Assessments.  As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on the Bank’s average total consolidated assets minus its average tangible equity during the assessment period. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. The coverage limit of $250,000 is per depositor, per insured depository institution for each account ownership category. Banks must maintain a minimum DIF reserve ratio equal to 1.35 percent of estimated insured deposits. Based on circumstances related to the COVID-19 pandemic, the DRR dropped below the statutory minimum in 2020, and the FDIC adopted a restoration plan to return the DRR to 1.35 percent by September 30, 2028. To that end, on October 24, 2022, the FDIC adopted a final rule raising the DIF assessment rate on all insured depository institutions, including the Bank, by two basis points. This assessment rate became effective January 1, 2023, with the first quarterly assessment due June 30, 2023. As a result of bank failures in March and May 2023, the DRR fell to 1.10 percent as of June 30, 2023. However, the FDIC projected that the reserve ratio will still reach the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028 as a result of the FDIC’s prior assessment rate adjustment. On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment is targeted primarily at larger banks with significant uninsured deposit levels. Specifically, the assessment base for the special assessment is equal to a bank’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. As of December 31, 2022, the Bank had less than $5 billion in estimated uninsured deposits.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
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
Under the regulations, all insured depository institutions are assigned to one of the following capital categories:
•Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure.  A well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10% or greater, (2) having a Tier 1 risk-based capital ratio of 8% or greater, (3) having a CET1 capital ratio of 6.5% or greater, (4) having a leverage capital ratio of 5% or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure.  An adequately-capitalized depository institution is one having (1) a total risk based capital ratio of 8% or more, (2) a Tier 1 capital ratio of 6% or more, (3) a CET1 capital ratio of 4.5% or more and (4) a leverage ratio of 4% or more.
•Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized depository institution is one having (1) a total capital ratio of less than 8%, (2) a Tier 1 capital ratio of less than 6%, (3) a CET1 capital ratio of less than 4.5% or (4) a leverage ratio of less than 4%.
•Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one having (1) a total risk-based capital ratio of less than 6% (2) a Tier 1 capital ratio of less than 4%, (3) a CET1 ratio of less than 3% or (4) a leverage capital ratio of less than 3%.
•Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.
The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that (1) the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.  Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five capital categories.  As previously noted, our management believes that we and our Bank subsidiary have the requisite capital levels to qualify as well-capitalized institutions under the FDICIA regulations.
If an institution fails to remain well capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result.  Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve, may not accept brokered deposits, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
Standards for Safety and Soundness.  The FDIA requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, it may require the Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, in June 2020, the federal financial regulators issued the Interagency Examiner Guidance for Assessing Safety and Soundness Considering the Effect of the COVID-19 Pandemic on Institutions. The guidance directs bank examiners to focus specifically on how challenges created by the COVID-19 pandemic are being addressed by the institution, particularly with respect to credit risk and asset quality.
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
Incentive Compensation.
See “Holding Company Regulation – Incentive Compensation.”
Dividends.  All dividends paid by the Bank are paid to the Company, as the sole shareholder of the Bank.  The ability of the Bank, as a Texas state bank, to pay dividends is restricted under federal and state law and regulations. The FDICIA and the regulations of the FDIC generally prohibit an insured depository institution from making a capital distribution (including payment of dividend) if, thereafter, the institution would not be at least adequately capitalized.  Under Texas law, the Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses.
The Bank’s general dividend policy is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations.  The Bank’s dividend policies are subject to the discretion of its board of directors and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.  The exact amount of future dividends paid by the Bank will be a function of its general profitability (which cannot be accurately estimated or assured), applicable tax rates in effect from year to year and the discretion of its board of directors.
Transactions with Affiliates.  The Bank is subject to sections 23A and 23B of the FRA and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA.  Sections 23A and 23B of the FRA restrict a bank’s ability to engage in certain transactions with its affiliates.  An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.  In a holding company context, the parent bank holding company and any companies controlled by such parent bank holding company are generally affiliates of the bank.
Specifically, section 23A places limits on the amount of “covered transactions” between a bank and its affiliates, including loans or extensions of credit to, investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10% of the bank’s capital and surplus for any one affiliate and 20% for all affiliates.  Additionally, within the foregoing limitations, each credit transaction with an affiliate must meet specified collateral requirements ranging from 100 to 130% of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate. The definition of “covered transactions” has been broadened to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate.  The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party.  Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.
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
Anti-Tying Regulations.  Under the BHCA and the Federal Reserve’s regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these products or services on the condition that either: (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer not obtain credit, property, or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products.  The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
Community Reinvestment Act.  Under the CRA, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the needs of our entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community.
On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “satisfactory.”  As of September 30, 2024, the most recent exam date, the Bank has a CRA rating of “satisfactory.”
On October 24, 2023, the federal banking agencies jointly issued a final rule modernizing and overhauling the prior CRA regulations. Key elements of the final rule include (i) encouragement of expanded access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updated CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; (iii) greater clarity and consistency in the application of CRA regulations; and (iv) better tailoring CRA evaluations and data collection requirements by bank size and type. Most of the final rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including new data reporting requirements, will be applicable on January 1, 2027. The final rule is likely to make it more challenging and/or costly for the Bank to receive a rating of at least “Satisfactory” on its CRA exam. However, the CRA modernization rules were subsequently challenged in court, and the impact of these challenges on the Bank therefore remain uncertain.
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
De novo interstate branching by the Bank is also subject to the Federal interstate branching rules.  All branching in which the Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.
Consumer Protection Regulation.  The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to federal laws and regulations applicable to credit transactions, such as:
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
In addition, Federal regulations requiring risk retention of assets may impact our business by reducing the amount of our CRE lending and increasing the cost of borrowing. A loan originator or a securitizer of asset-backed securities is required to retain a percentage of the credit risk of securitized assets.  On June 29, 2023, in response to the increased risks on CRE loans created by the COVID-19 pandemic, the federal banking regulators published a “Final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts.” It builds on the “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” released in December 2015, and reaffirms risk management practices that financial institutions should exercise when entering into a loan agreement with a borrower. In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. On December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment.
Anti-Money Laundering.  The Bank is subject to the regulations of the FinCEN, a bureau of the U.S. Department of the Treasury, which implements the Bank Secrecy Act, as amended by the USA PATRIOT Act and the Anti-Money Laundering Act of 2020.  The USA PATRIOT Act gives the federal government the power to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the USA PATRIOT Act includes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including state-chartered banks like the Bank. The Anti-Money Laundering Act of 2020 expanded the coverage of the Bank Secrecy Act to include new categories of “financial institutions,” expanding the types of monetary transactions that must be monitored and reported, and increasing the enforcement authority of the U.S. Department of Justice with respect to federal anti-money laundering laws.
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
•filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and

•requirements that bank regulators consider bank holding and bank compliance with federal AML laws in connection with proposed merger or acquisition transactions.
In addition, under applicable FinCEN regulations, covered financial institutions, subject to certain exclusions and exemptions, are required to identify and verify the identity of beneficial owners of legal entity customers. On August 13, 2020, the federal banking agencies issued a joint statement addressing the circumstances under which an agency will issue a mandatory “cease-and-desist” order to a regulated financial institution for failure to comply with its AML obligations, emphasizing that the “effectiveness” of a bank’s AML program will be the key factor in the agency's decision. Sanctions for violations of the USA PATRIOT Act can be imposed in an amount equal to twice the sum involved in the violating transaction up to $1 million.
On June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. On June 28, 2024, FinCEN issued a proposed rule that was drafted to implement the new AML program requirements in line with the national AML priorities. Thereafter, on August 9, 2024, the federal banking regulators published a notice of proposed rulemaking that would update the requirements each agency has issued for its supervised institutions to establish, implement, and maintain effective, risk-based, and reasonably designed AML programs. As of December 31, 2024, the proposed rules have yet to be finalized.
Bank regulators routinely examine institutions for compliance with anti-money laundering obligations and have been active in imposing cease and desist and other regulatory orders, and money penalty sanctions, against institutions found to be violating these obligations. In addition, the Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists and be required to report any identified relationships or transactions.
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
Privacy and Data Security; Cybersecurity.  Under federal law, financial institutions are generally prohibited from disclosing consumer nonpublic personal information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required, subject to certain exceptions, to disclose their privacy policies to customers annually. Generally, the Bank must disclose its privacy policy for collecting and protecting NPI to consumers, permit consumers to “opt out” of having NPI disclosed to non-affiliated third parties, with some exceptions, and allow consumers to opt out of receiving marketing solicitations based on information about the consumer received from another affiliate. Many states have also recently implemented or modified their data privacy laws and some may apply to financial institutions. For example, in California, the California Privacy Rights Act became effective on January 1, 2023, and provides new protections for those the Bank customers who reside in that state.
In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, to which the Bank is subject. Pursuant to these standards, the Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. The Bank is also subject to state and federal laws for notifying individuals and regulators in the event of a security breach affecting their personal information. Under federal law, customers must be notified when a financial institution becomes aware of unauthorized access of sensitive customer information and misuse has occurred or is reasonably possible.
More broadly, on November 23, 2021, the federal banking regulators imposed a new cybersecurity-related notification rule that would require banking organizations, including the Company and the Bank, to notify their primary federal regulator as soon as possible (but within 36 hours) of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. This rule became effective on April 1, 2022. Additionally, effective as of December 2023, the SEC issued a new rule that requires registrants to disclose material cybersecurity incidents within four business days. At the state level, as of January 2, 2020, Texas state banks are required to notify the TDB of “cybersecurity incidents” within specified timeframes.
Debit Interchange Fees. Interchange fees are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, the legislation prohibits card issuers and networks from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks and allows merchants to determine transaction routing. On October 25, 2023, the Federal Reserve proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions.
Anti-Bribery Laws. Federal law prohibits offering or giving a bank official or any third party (or for the bank official to solicit or receive for himself or a third party) “anything of value” other than what is given or offered to the bank itself. Further, the Foreign Corrupt Practices Act makes it unlawful to make payments to foreign government officials to assist in obtaining or retaining business. The Company and the Bank have implemented a Code of Business Ethics that governs the behavior of its officers and employees.
Regulatory Examination.
See “Holding Company Regulation - Regulatory Examination.”
Enforcement Authority.  The Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports.  Civil penalties may be as high as $25,000 per day or, in especially egregious examples, $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance.  When issued by a banking agency, cease and desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency.  The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
Governmental Monetary Policies.  The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve.  Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve.  These monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  The nature of future monetary policies and the effect of such policies on the Bank’s future business and earnings, therefore, cannot be predicted accurately.
Other Regulatory Matters.  The Company and its affiliates are subject to oversight by the SEC, the NYSE, various state securities regulators and other regulatory authorities.  The Company and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning their business practices.  Such requests are considered incidental to the normal conduct of business.
Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including the rate of inflation, general economic conditions and policies of various governmental and regulatory agencies (in particular, the Federal Reserve). From July 2023 through August of 2024, the federal funds rate remained steady at 5.25% to 5.50%. In each of the third and fourth quarter of 2024, the Federal Reserve reduced the target federal funds rate by 50 basis points to 4.25% to 4.50%. The Federal Reserve held the target federal funds rate steady in January 2025. Uncertainty regarding future rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates.
Changes in monetary policy, interest rates, the yield curve, or market risk spreads, or a prolonged, flat or inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:
•our ability to originate loans and obtain deposits;
•our ability to retain deposits in an uncertain rate environment;
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
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  As of December 31, 2024, approximately 82.8% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
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
In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to collect and store sensitive data, including financial information regarding our customers and personally identifiable information of our customers and employees. The integrity of information systems of financial institutions is under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. Criminals are turning to new sources, including artificial intelligence, to steal personally identifiable information in order to impersonate our clients to commit fraud. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cybersecurity controls.
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
In addition, we permit a portion of our employees to work remotely from their homes. However, consumer technology in employees’ homes may not provide similar performance or security as commercial-grade technology in our offices. This, along with reliance on employees’ residential internet, could cause network, system, application, and communication limitations or instability, affecting customer experience for some departments. Remote work also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other social engineering attacks targeted at employees working from home. Increased risk of unauthorized dissemination of confidential information, greater risk of privacy breach due to screen/voice/video conversation outside private office space, limited ability to restore the systems in the event of a system failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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
The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.
The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
General political or economic conditions in the United States could adversely affect our financial condition and results of operations.
The state of the economy and various economic, social and political factors, including inflation, recession, pandemics, unemployment, social unrest/civil disorder, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, including tariffs, trade policies, weakness in foreign sovereign debt and currencies, hostile actions of foreign governments may directly and indirectly have a destabilizing effect on our financial condition and results of operations. In addition, the Trump administration may seek to implement a regulatory reform agenda that is different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies and potentially resulting in uncertainty. Unfavorable or uncertain international, national or regional political or economic environments could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
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

Societal, legislative and regulatory responses to ESG concerns, "anti ESG" concerns, as well as DEI and anti-DEI concerns, could adversely affect our business and performance, including indirectly through impacts on our customers.
Our business faces increasing public, investor, activist, legislative and regulatory scrutiny related to ESG, “anti-ESG”, DEI and anti-DEI developments. We risk damage to our brand and reputation in certain sectors if we fail to act in response to ESG concerns, such as diversity, equity and inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.
Concerns over the long-term impacts of climate change have led and will likely continue to lead to global governmental efforts to mitigate those impacts. Consumers and businesses also may change their behavior and operations as a result of these concerns. The Company and its customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific circumstances, including a significant presence in areas that are vulnerable to natural and man-made disasters that may be exacerbated by climate change, or reliance upon or a role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were exposed to negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.
Certain investors and shareholder advocates are placing increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment strategies and proxy recommendations. We may incur increased costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.
In response to ESG developments (including, in particular, DEI initiatives), there are increasing instances of “anti-ESG” and anti-DEI executive orders, adverse media coverage, legislation, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.
Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
Bank failures in the first half of 2023 and related negative media attention generated significant market trading volatility among publicly traded bank holding companies like the Company and, in particular, regional and community banks like the Bank. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to transfer their deposits to larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses as a result of the negative impact of elevated interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to increase our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We also anticipate continued regulatory scrutiny – in the course of routine examinations and otherwise – and we may be subject to new regulations directed towards banks similar to our size, all of which may increase our costs of doing business and reduce our profitability. Among other things, there is an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could continue to face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Elevated interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.
As a result of inflationary pressures and elevated interest rates over the past two years, the fair value of our securities classified as available for sale and held-to-maturity has declined. This has resulted in unrealized losses on AFS securities embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business infrastructure, such as banking services, core processing and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct business. Technological or financial difficulties of one of our third-party service providers or their subcontractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches, including as a result of remote working, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business strategies, financial condition or results of operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, there can be no assurance that we will adhere to such processes. We also do not control such service providers’ day-to-day operations, and preventing a successful attack or security breach at one or more of such third-party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, disclosure obligations, civil litigation and possible financial liability, any of which could have a material adverse effect on our business strategy, financial condition and results of operations. Further, in some instances we may be held responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may not be adequate to cover all losses resulting from system failures, third-party breaches or other disruptions. Failures in our business structure or in the structure of one or more of our third-party service providers could interrupt our operations or increase the cost of doing business.
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
Although we have historically declared quarterly cash dividends on our common stock, we are not required to do so and may reduce or cease to pay dividends to our shareholders in the future. If we reduce or cease to pay cash dividends on our common stock, the market price of our common stock could be adversely affected.
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
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most of our activities can be intense, and we may not be able to hire or retain acceptable personnel.  The continuation of “remote work” opportunities in the financial services industry means that community banks must compete more directly against larger financial institutions for qualified workers. The federal banking agencies have also issued comprehensive guidance on incentive compensation limitations, and jointly proposed additional restrictions in the future, which may impact our retention of qualified personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  This allowance represents management’s best estimate of expected losses that may occur over the contractual life of our current loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks expected in the loan portfolio considering historical losses, current conditions and reasonable and supportable forecasts.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and forecasted economic, political and regulatory conditions, including inflation and recessionary concerns; and interest rate trends.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Business and consumer customers of the Bank may be currently experiencing varying degrees of financial distress, which may continue over the coming months and may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and may increase our allowance for credit losses, particularly should more customers draw on their lines of credit or seek additional loans to help finance their businesses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs (in accordance with GAAP), based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.
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
The objective of our risk management process is to mitigate risk and loss to our organization. We have established procedures that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, legal and compliance risk and reputational risk, among others. However, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist or develop in the future, and there may be risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses that could have a material adverse effect on our business results of operations and financial condition.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement new delivery systems, or offer new products and services within existing lines of business.  In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
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
Our success depends primarily on the general economic conditions in the State of Texas and the local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and our local markets.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, a substantial percentage of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, recession, crude oil prices, acts of terrorism, pandemics, natural or man-made disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
Funding to provide liquidity may not be available to us on favorable terms or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of the Bank is necessary to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers.  Our board of directors establishes liquidity policies and limits.  Management and our ALCO regularly monitor the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our ALCO also establish policies and monitor guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of board-approved policies from any one market source.  Funding sources include federal funds purchased, repurchase agreements, core and noncore deposits and short- and long-term debt.  The Bank is also a member of the FHLB System, which provides funding through advance agreements to members that are collateralized with U.S. Treasury securities, MBS, commercial MBS and loans.
We maintain a portfolio of securities that can be used as a secondary source of liquidity.  Other sources of liquidity include sales or securitizations of loans, our ability to acquire additional national market, noncore deposits, additional collateralized borrowings such as FHLB advance agreements, the issuance and sale of debt securities and the issuance and sale of preferred or common securities in public or private transactions.  The Bank also can borrow from the FRDW.
We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets similar to the Great Recession of 2008, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  The cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making such deposits unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy in general, and there may not be a viable market for raising equity capital.
If we are unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our business, financial condition, results of operations, cash flows and liquidity and level of regulatory-qualifying capital.
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
As of December 31, 2024, we had $202.9 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
Since the beginning of 2023, the market price of a barrel of West Texas Intermediate crude oil fluctuated from a low of approximately $66 to a high of approximately $91. To partially mitigate this volatility, oil producers continue to find ways to control production costs. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2024, energy loans comprised approximately 2.51% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  Although crude oil prices are not presently depressed, if oil prices were to decline significantly for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Severe weather, natural disasters, climate change, acts of war or terrorism, health emergencies, epidemics or pandemics and other external events could significantly impact our business.
Severe weather, natural disasters, climate change, acts of war or terrorism, health emergencies, epidemics or pandemics and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  For example, severe weather is more likely in our location and the market areas we serve than in other areas of the country.  Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.
RISKS ASSOCIATED WITH THE BANKING INDUSTRY
We are subject or may become subject to extensive government regulation and supervision.
Southside Bancshares, Inc., primarily through the Bank, and certain of its nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking laws and regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These laws and regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially over the past several years (as the result of the enactment of the Dodd-Frank Act and the Regulatory Relief Act, and the adoption of the Basel III Capital Rules, the European Union’s General Data Protection Regulations and data protection laws enacted by several U.S states), and will likely continue to change substantially in the coming years. Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact of regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” to our consolidated financial statements included in this report.
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
Customers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, customers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional customers.  Many of these transactions expose us to credit risk in the event of default of our counterparty or customer.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us.  Any such losses could materially and adversely affect our results of operations or earnings.
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
On November 6, 2020, we issued $100.0 million of 3.875% fixed-to-floating rate subordinated notes, with an outstanding balance, net of unamortized debt issuance costs, of $92.0 million as of December 31, 2024, which mature in November 2030. On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of fixed-to-floating rate junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  On October 10, 2007, as part of an acquisition, we assumed $3.6 million of floating rate junior subordinated debentures to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that mature in 2035.
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
Although our common stock is listed for trading on the NYSE, the trading volume for our common stock is low relative to other larger financial services companies, and you are not assured liquidity with respect to transactions in our common stock.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock or the expectation of these sales, could cause our stock price to fall.
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
•Cybersecurity Assessment Toolkit (developed by the FFIEC) is assessed annually, tracks program maturity, changes in risk profile, and reviews security controls critical to reduce cybersecurity risk. Results are presented to and approved by the Board. We are currently in the process of transitioning to the Cybersecurity Framework developed by the National Institute of Standards and Technology as the FFEIC Cybersecurity Assessment Toolkit will sunset on August 31, 2025;
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
•a cybersecurity incident response plan that includes procedures for responding to a cybersecurity incident; and defines escalations to senior management and the Board, as well as required notifications and timeframes to customers and regulatory authorities,
•a third-party risk management process for service providers, suppliers, and vendors, including those external service providers we engage in our cybersecurity risk management processes.
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
Governance
Management’s Role
Our CISO leads our Information Security Department, is responsible for the information security program, which includes cybersecurity, and reports to the Chief Risk Officer. Our CISO joined the Company in 2012. He has over two decades of experience, involving both information technology and information security. He has a Master of Business Administration in Cybersecurity, graduate studies certificate in cybersecurity and has achieved four certifications, including Certified Information Security Manager, Certified Information Systems Auditor, Certified Data Privacy Solutions Engineer and Cisco Certified Network Associate.
We also have a trained response team lead by the CISO, consisting of key individuals from executive management, finance, operations, risk, compliance, communications, human resources, banking and information technology departments, that is engaged for cybersecurity related incidents where necessary and as appropriate. Additionally, we engage a third party that offers cybersecurity solutions, monitoring and incident response services for additional support.
Board Oversight of Cybersecurity
The Audit and Risk Committees of the Board oversee cybersecurity risk and the information security program which includes overseeing management’s actions to identify, assess, mitigate and remediate or prevent material cybersecurity risks. The Audit Committee receives, from the CISO, an annual report of the information security program and monthly reports of any security incident or on notable security events for the period. The Board Chairman and Vice Chairman are notified of any high criticality security incidents within 24 hours. The notable security event briefings by the CISO are intended to create discussion that allows Board members to understand the impact, controls and risk. The Risk Committee receives, from the CISO, annual reports on risk assessments and at least quarterly reports on key risk indicators. The Risk Committee receives at least one annual training from the CISO on the information security program, cybersecurity controls or cybersecurity threats.
Both the Bank’s management level Risk Committee and the Risk Committee of the Board review all risk assessments and remediations annually.
ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. This site also houses a banking center, a technology center, back office support areas and wealth management and trust services. Additional executive offices are located at 1320 South University Drive, Fort Worth, Texas 76107 in University Center II and at 104 N. Temple, Diboll, Texas 75941. Additional wealth management and trust services are located at 2510 West Frank Street, Lufkin, Texas 75904. All of these locations are owned by Southside. As of December 31, 2024, Southside operated 53 branches, which includes traditional full service branches and full service branches within grocery stores. These branches are located within the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas, Austin and Houston regions. Of the 53 branches, 35 are owned and 18 are leased. In addition to our branches, Southside also operates drive-thrus, wealth management and trust services or other financial services offices which Southside owns. Southside also owns 72 ATMs/ITMs located throughout our market areas.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock trades on the NYSE under the symbol “SBSI.” On November 14, 2024, Southside voluntarily withdrew the listing of our common stock from NASDAQ and transferred the listing to NYSE.
SHAREHOLDERS
There were approximately 1,300 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 24, 2025.
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
ISSUER SECURITY REPURCHASES
On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. During 2024, we repurchased a total of 57,966 shares at an average price per share of $25.96.
Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Stock Repurchase Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
October 1, 2024 - October 31, 2024	—	$—	—	583,066
November 1, 2024 - November 30, 2024	—	—	—	583,066
December 1, 2024 - December 31, 2024	—	—	—	583,066
Total	—	$—	—

We have not purchased any common stock pursuant to the Stock Repurchase Plan subsequent to December 31, 2024.
RECENT SALES OF UNREGISTERED SECURITIES
There were no equity securities sold by us during the years ended December 31, 2024, 2023 or 2022 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated assuming that $100 was invested on December 31, 2019 and that all dividends are reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Southside Bancshares, Inc.	100.00	87.26	121.77	108.56	98.91	105.10
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
SBSI Peer Group*	100.00	100.23	128.78	119.21	111.63	131.64

*Peer group includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc.(FFIN), Hilltop Holdings (HTH), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI) and Veritex Holdings, Inc. (VBTX).

Source: S&P Global Market Intelligence
© 2025

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2024 and 2023 and financial condition as of December 31, 2024 and 2023.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K for a discussion and analysis of the more significant factors that affected periods prior to 2023.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate changes, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, interest rate fluctuations and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, labor shortages and changes in interest rates by the Federal Reserve. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions to manage interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act, tariffs, trade policies and other regulatory responses to economic conditions;
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
•the potential implementation under the new presidential administration of a regulatory reform agenda that is different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
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
•changes in consumer spending, borrowing and saving habits, including as a result of inflation, fluctuating interest rates and recessionary concerns;
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
Net interest income (FTE), net interest margin (FTE) and net interest spread (FTE). Net interest income (FTE) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the consolidated statements of income. We believe that this measure is the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets.  The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread (FTE) is the difference in the average yield on average earning assets on a tax-equivalent basis and the average rate paid on average interest bearing liabilities.  The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.
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

	Years Ended December 31,
	2024	2023	2022
Net interest income (GAAP)	$216,127	$215,027	$212,341
Tax-equivalent adjustments:
Loans	2,495	2,724	2,993
Tax-exempt investment securities	8,078	9,939	11,388
Net interest income (FTE) (1)	$226,700	$227,690	$226,722

Average earning assets	$7,875,096	$7,361,199	$6,822,667

Net interest margin	2.74%	2.92%	3.11%
Net interest margin (FTE) (1)	2.88%	3.09%	3.32%

Net interest spread	2.02%	2.25%	2.86%
Net interest spread (FTE) (1)	2.16%	2.42%	3.07%
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

OVERVIEW
ECONOMIC CONDITIONS
The economic conditions and growth prospects for our markets continue to reflect a solid and positive overall outlook. Higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits were $6.65 billion at December 31, 2024, an increase of $104.6 million, or 1.6%, from December 31, 2023. At December 31, 2024, we had 178,662 total deposit accounts with an average balance of $33,000. Our estimated uninsured deposits were 38.1% of total deposits as of December 31, 2024. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 19.5% of total deposits as of December 31, 2024.
Our noninterest bearing deposits represent approximately 20.4% of total deposits. Our cost of interest bearing deposits increased 64 basis points, from 2.34% for the year ended December 31, 2023, to 2.98% for the year ended December 31, 2024. Our cost of total deposits increased 59 basis points, from 1.77% for the year ended December 31, 2023, to 2.36% for the year ended December 31, 2024.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. We utilized the Federal Reserve’s BTFP to reduce our overall funding costs and to enhance our interest rate risk position. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. As of December 31, 2024, we had no remaining BTFP borrowings, compared to $117.7 million at a cost of 4.37% at December 31, 2023.
The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of December 31, 2024 (in thousands):

	December 31, 2024
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,447,823	$731,909	$1,715,914	$310,000
Federal Reserve discount window	431,718	—	431,718	—
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$2,959,541	$731,909	$2,227,632	$310,000
OPERATING RESULTS
During the year ended December 31, 2024, our net income increased $1.8 million, or 2.1%, to $88.5 million from $86.7 million for the same period in 2023. The increase in net income was primarily a result of the $5.9 million increase in noninterest income, a $5.8 million decrease in provision for credit losses and the $1.1 million increase in net interest income, partially offset by the $6.6 million increase in noninterest expense and the $4.4 million increase in income tax expense. Earnings per diluted common share increased $0.09, or 3.2%, to $2.91 for the year ended December 31, 2024, compared to $2.82 for the same period in 2023.

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the three-year period ended December 31, 2024.  This information should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2024	2023	2022
Summary Balance Sheet Data
Securities AFS, at estimated fair value	$1,533,894	$1,296,294	$1,299,014
Securities HTM, at carrying value	1,279,234	1,307,053	1,326,729
Loans	4,661,597	4,524,510	4,147,691
Total assets	8,517,448	8,284,914	7,558,636
Noninterest bearing deposits	1,357,152	1,390,407	1,671,562
Interest bearing deposits	5,297,096	5,159,274	4,526,457
Total deposits	6,654,248	6,549,681	6,198,019
FHLB borrowings	731,909	212,648	153,358
Subordinated notes, net of unamortized debt issuance costs	92,042	93,877	98,674
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	60,270	60,265
Shareholders’ equity	811,942	773,288	745,997
Summary Income Statement Data
Interest income	$414,336	$359,741	$252,981
Interest expense	198,209	144,714	40,640
Provision for (reversal of) credit losses	3,346	9,154	3,241
Deposit services	24,425	25,497	25,843
Net gain (loss) on sale of securities AFS	(2,510)	(15,976)	(3,819)
Noninterest income	41,733	35,834	40,857
Noninterest expense	147,137	140,578	130,326
Net income	88,494	86,692	105,020
Per Common Share Data
Earnings-basic	$2.92	$2.82	$3.27
Earnings-diluted	2.91	2.82	3.26
Cash dividends declared and paid	1.44	1.42	1.40
Book value	26.73	25.56	23.65
Asset Quality
Allowance for loan losses	$44,884	$42,674	$36,515
Allowance for loan losses to total loans	0.96%	0.94%	0.88%
Net loan charge-offs	$1,927	$2,750	$696
Net loan charge-offs to average loans	0.04%	0.06%	0.02%
Nonperforming assets	$3,589	$4,001	$10,862
Nonperforming assets to:
Total loans	0.08%	0.09%	0.26%
Total assets	0.04%	0.05%	0.14%
Consolidated Capital Ratios
Common equity tier 1 capital	13.04%	12.28%	12.63%
Tier 1 risk-based capital	14.07%	13.32%	13.70%
Total risk-based capital	16.49%	15.73%	16.11%
Tier 1 leverage capital	9.67%	9.39%	9.96%
Average shareholders’ equity to average total assets	9.58%	9.63%	10.65%

FINANCIAL CONDITION
    Our total assets increased $232.5 million, or 2.8%, to $8.52 billion at December 31, 2024 from $8.28 billion at December 31, 2023. Our securities portfolio increased by $209.8 million, or 8.1%, to $2.81 billion, compared to $2.60 billion at December 31, 2023. The increase in the securities portfolio was primarily due to purchases of MBS, partially offset by a decrease in municipal bonds during the year ended December 31, 2024. Our FHLB stock increased $21.9 million, or 183.3%, to $33.8 million from $11.9 million at December 31, 2023, due to the increase in our FHLB borrowings during the year ended December 31, 2024.
Loans at December 31, 2024 were $4.66 billion, an increase of $137.1 million, or 3.0%, compared to December 31, 2023, due to increases of $411.3 million in commercial real estate loans and $43.7 million in 1-4 family residential loans. The increases were partially offset by decreases of $251.9 million in construction loans, $50.2 million in municipal loans, $12.0 million in loans to individuals and $3.7 million in commercial loans. Loans held for sale decreased $8.9 million, or 82.1%, to $1.9 million at December 31, 2024 from $10.9 million at December 31, 2023 due to the sale of a $7.9 million commercial real estate loan relationship during the first quarter of 2024.
Our nonperforming assets at December 31, 2024 decreased $412,000, or 10.3%, to $3.6 million and represented 0.04% of total assets, compared to $4.0 million, or 0.05% of total assets, at December 31, 2023.  Nonaccruing loans decreased $704,000, or 18.1%, to $3.2 million, and the ratio of nonaccruing loans to total loans was 0.07% and 0.09% for December 31, 2024 and December 31, 2023, respectively. There were $2,000 in restructured loans as of December 31, 2024, compared to $13,000 at December 31, 2023. Repossessed assets were $14,000 at December 31, 2024. There were no repossessed assets at December 31, 2023. There was $388,000 and $99,000 of OREO at December 31, 2024 and December 31, 2023, respectively.
Our deposits increased $104.6 million, or 1.6%, with a balance of $6.65 billion at December 31, 2024 from $6.55 billion at December 31, 2023, which consisted of an increase of $137.8 million in interest bearing deposits, partially offset by a decrease of $33.3 million in noninterest bearing deposits.
Total FHLB borrowings increased $519.3 million, or 244.2%, to $731.9 million at December 31, 2024, from $212.6 million at December 31, 2023.
Other borrowings decreased $433.4 million, or 85.0%, to $76.4 million at December 31, 2024, from $509.8 million at December 31, 2023, which was primarily due to a $300.0 million decrease in borrowings from the FRDW and a $117.7 million decrease in borrowings from the BTFP.
Our total shareholders’ equity at December 31, 2024 increased 5.0%, or $38.7 million, to $811.9 million, or 9.5% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $88.5 million, stock compensation expense of $3.5 million, net issuance of common stock under employee stock plans of $2.0 million and common stock issued under our dividend reinvestment plan of $1.2 million, partially offset by cash dividends paid of $43.6 million, other comprehensive loss of $11.4 million and repurchases of $1.5 million of our common stock pursuant to our Stock Repurchase Plan.
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
We ended the fourth quarter of 2024 with approximately $431.7 million in available liquidity from the FRDW, in addition to the approximately $1.72 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At December 31, 2024, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 19.5%, or $1.30 billion.
During the year ended December 31, 2024, we entered into an additional $50 million cash flow hedge interest rate swap contract while $150 million cash flow hedge interest rate swap contracts were terminated and $120 million matured. At December 31, 2024, FHLB advances of $310 million and brokered deposits of $480 million were hedged with our $790 million of cash flow swaps. As of December 31, 2024, a pre-tax unrealized gain of $11.5 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. At December 31, 2024, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 51% of the funding source, of which approximately 54% is swapped at a fixed rate, providing protection from rising interest rates.
We utilize wholesale funding and securities to enhance overall profitability, to determine the appropriate leverage of our capital and to determine acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy currently consists of borrowing funds from the brokered market, FHLB and the FRDW.  These funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, U.S. Treasury Bills and corporate securities.  Although the securities purchased often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio increased 8.1% from $2.60 billion at December 31, 2023 to $2.81 billion at December 31, 2024. The increase in the securities portfolio was due to securities purchased during the year ended December 31, 2024, which more than offset sales of securities and principal payments.
During the year ended December 31, 2024, we continued to adjust the composition of the securities portfolio as U.S. Treasury Bills and MBS increased while the remaining categories in the portfolio decreased. The increase in MBS was attributable to purchases of U.S. Agency MBS, partially offset by MBS principal payments. During the year ended December 31, 2024, we purchased $655.6 million in short-term U.S. Treasury Bills to collateralize public fund deposits and $532.3 million in low premium, primarily 5.0% to 6.5% coupon MBS and to a lesser extent, discounted 4.0% to 5.5% coupon MBS. Sales during the year ended December 31, 2024 included $139.0 million in municipal securities and in most instances the unwinding of the related fair value hedges to align the investment portfolio with the current balance sheet strategy. Sales of AFS securities and the related fair value hedge unwinds for the year ended December 31, 2024 resulted in a net realized loss of $2.5 million.
At December 31, 2024, securities as a percentage of assets totaled 33.0%, compared to 31.4% at December 31, 2023, due to a $209.8 million, or 8.1%, increase in securities, while cash and cash equivalents decreased to 5.0% of total assets at December 31, 2024, compared to 6.8% at December 31, 2023. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.

During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate municipal loans using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of December 31, 2024, hedged municipal securities with a carrying amount of $300.3 million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 72% of the AFS municipal portfolio. As of December 31, 2024, $134.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $557.8 million, or 60% of the AFS MBS portfolio, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are FHLB, brokered deposits and borrowings from the FRDW. Our FHLB borrowings increased 244.2%, or $519.3 million, to $731.9 million at December 31, 2024 from $212.6 million at December 31, 2023. As of December 31, 2024, we had no borrowings from the FRDW. As of December 31, 2023, we had $300.0 million in borrowings from the FRDW and $117.7 million in borrowings from the BTFP.
As of December 31, 2024, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 24.9% from 25.5% at December 31, 2023.
Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $115.7 million in brokered CDs at December 31, 2024. We had no brokered CDs at December 31, 2023. At December 31, 2024, our brokered CDs had a weighted average cost of 453 basis points and remaining maturities of less than 5 months. Our brokered non-maturity deposits decreased to $627.1 million at December 31, 2024, of which $480.0 million are related to our cash flow hedges, from $828.0 million at December 31, 2023, with a weighted average cost of 321 and 323 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $790.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to SOFR. In connection with $790.0 million and $1.01 billion of the agreements outstanding at December 31, 2024 and December 31, 2023, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 2.63% with a remaining average weighted maturity of 1.6 years at December 31, 2024. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.

RESULTS OF OPERATIONS
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K for a discussion and analysis of the periods prior to 2023.
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest income:
Loans	$279,371	$244,803	$170,410
Taxable investment securities	28,075	31,186	18,940
Tax-exempt investment securities	40,469	54,629	45,001
MBS	45,222	19,450	16,639
FHLB stock and equity investments	2,079	1,185	503
Other interest earning assets	19,120	8,488	1,488
Total interest income	414,336	359,741	252,981
Interest expense:
Deposits	153,657	108,157	29,075
FHLB borrowings	24,450	6,777	3,291
Subordinated notes	3,774	3,920	4,015
Trust preferred subordinated debentures	4,621	4,504	2,397
Repurchase agreements	3,603	3,431	199
Other borrowings	8,104	17,925	1,663
Total interest expense	198,209	144,714	40,640
Net interest income	$216,127	$215,027	$212,341
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the year ended December 31, 2023, the Federal Reserve increased the target federal funds rate by 100 basis points to 5.25% to 5.50%. During the last four months of 2024, the Federal Reserve reduced target federal funds rate by 100 basis points to 4.25% to 4.50%. If the federal funds rate remains elevated, it may negatively impact our net interest income.
Net interest income was $216.1 million for the year ended December 31, 2024, compared to $215.0 million for the same period in 2023, an increase of $1.1 million, or 0.5%. The increase in net interest income for the year ended December 31, 2024 was due to increases in the average balance and the average yield of interest earning assets, partially offset by increases in the average rate paid on our interest bearing liabilities and average balance of our interest bearing liabilities. Total interest income increased $54.6 million, or 15.2%, to $414.3 million for the year ended December 31, 2024, compared to $359.7 million for the same period in 2023. Total interest expense increased $53.5 million, or 37.0%, to $198.2 million for the year ended December 31, 2024, compared to $144.7 million for the same period in 2023. Our net interest margin and net interest margin (FTE), a non-GAAP measure, decreased to 2.74% and 2.88%, respectively, for the year ended December 31, 2024, compared to 2.92% and 3.09%, respectively, for the same period in 2023, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, decreased to 2.02% and 2.16%, respectively, compared to 2.25% and 2.42%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

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

	Year Ended December 31, 2024 Compared to 2023				Year Ended December 31, 2023 Compared to 2022
	Change Attributable to			Total Change	Change Attributable to		Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days		Average Volume	Average Yield/Rate
Interest income on:
Loans (1)	$17,421	$16,169	$769	$34,359	$18,139	$55,937	$74,076
Loans held for sale	56	(76)	—	(20)	30	18	48
Taxable investment securities	(2,190)	(998)	77	(3,111)	7,482	4,764	12,246
Tax-exempt investment securities (1)	(13,722)	(2,431)	132	(16,021)	(4,287)	12,466	8,179
Mortgage-backed and related securities	20,047	5,601	124	25,772	(917)	3,728	2,811
FHLB stock, at cost, and equity investments	758	130	6	894	101	581	682
Interest earning deposits	11,840	16	45	11,901	845	3,157	4,002
Federal funds sold	(1,388)	111	8	(1,269)	1,305	1,693	2,998
Total earning assets	32,822	18,522	1,161	52,505	22,698	82,344	105,042
Interest expense on:
Savings accounts	(332)	507	16	191	(100)	3,895	3,795
CDs	7,951	9,166	132	17,249	3,907	21,340	25,247
Interest bearing demand accounts	9,457	18,331	272	28,060	(120)	50,160	50,040
FHLB borrowings	11,303	6,303	67	17,673	3,446	40	3,486
Subordinated notes, net of unamortized debt issuance costs	(144)	(12)	10	(146)	(105)	10	(95)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	104	13	117	—	2,107	2,107
Repurchase agreements	(198)	360	10	172	986	2,246	3,232
Other borrowings	(14,137)	4,294	22	(9,821)	15,061	1,201	16,262
Total interest bearing liabilities	13,900	39,053	542	53,495	23,075	80,999	104,074
Net change	$18,922	$(20,531)	$619	$(990)	$(377)	$1,345	$968
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the year ended December 31, 2024, was attributable to the increase in the average balance of interest earning assets of $513.9 million, or 7.0%, compared to the year ended December 31, 2023, as well as the increase in the average yield on interest earning assets to 5.40% from 5.06% for the year ended December 31, 2023. The increase in average earning assets was primarily the result of the increase in MBS, loans and interest earning deposits, partially offset by the decrease in tax-exempt investment securities.
The increase in total interest expense for the year ended December 31, 2024, was primarily attributable to the increase in interest rates on our interest bearing liabilities to 3.24% from 2.64% for the year ended December 31, 2023, and an increase in the average balance of our interest bearing liabilities of $633.2 million, or 11.5%, when compared to the same period in 2023.
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and decreased to 83.7% of total average deposits for the year ended December 31, 2024, from 85.9% for the year ended December 31, 2023.
At December 31, 2024, brokered CDs were 1.7% of deposits. We had no brokered CDs at December 31, 2023.  Our brokered non-maturity deposits decreased to 9.4% of deposits at December 31, 2024, compared to 12.6% of deposits at December 31, 2023. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2024, 2023 and 2022.  The interest and related yields presented are on a fully taxable-equivalent basis and are therefore, non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Year ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average Balance	Interest	Avg Yield/Rate (3)	Average Balance	Interest	Avg Yield/Rate (3)	Average Balance	Interest	Avg Yield/Rate (3)
ASSETS
Loans (1)	$4,593,280	$281,790	6.13%	$4,300,138	$247,431	5.75%	$3,918,249	$173,355	4.42%
Loans held for sale	3,179	76	2.39%	1,681	96	5.71%	1,098	48	4.37%
Securities:
Taxable investment securities (2)	785,145	28,075	3.58%	845,907	31,186	3.69%	627,546	18,940	3.02%
Tax-exempt investment securities (2)	1,212,844	48,547	4.00%	1,554,519	64,568	4.15%	1,675,227	56,389	3.37%
Mortgage-backed and related securities (2)	878,623	45,222	5.15%	470,692	19,450	4.13%	496,940	16,639	3.35%
Total securities	2,876,612	121,844	4.24%	2,871,118	115,204	4.01%	2,799,713	91,968	3.28%
FHLB stock, at cost, and equity investments	39,688	2,079	5.24%	24,971	1,185	4.75%	21,255	503	2.37%
Interest earning deposits	308,628	16,265	5.27%	83,343	4,364	5.24%	37,898	362	0.96%
Federal funds sold	53,709	2,855	5.32%	79,948	4,124	5.16%	44,454	1,126	2.53%
Total earning assets	7,875,096	424,909	5.40%	7,361,199	372,404	5.06%	6,822,667	267,362	3.92%
Cash and due from banks	106,965			107,018			104,602
Accrued interest and other assets	443,733			397,860			457,782
Less: Allowance for loan losses	(43,428)			(37,890)			(35,962)
Total assets	$8,382,366			$7,828,187			$7,349,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$600,375	5,824	0.97%	$636,603	5,633	0.88%	$671,402	1,838	0.27%
CDs	1,059,793	48,155	4.54%	862,211	30,906	3.58%	579,223	5,659	0.98%
Interest bearing demand accounts	3,503,878	99,678	2.84%	3,122,319	71,618	2.29%	3,139,628	21,578	0.69%
Total interest bearing deposits	5,164,046	153,657	2.98%	4,621,133	108,157	2.34%	4,390,253	29,075	0.66%
FHLB borrowings	601,366	24,450	4.07%	276,584	6,777	2.45%	135,926	3,291	2.42%
Subordinated notes, net of unamortized debt issuance costs	92,478	3,774	4.08%	96,024	3,920	4.08%	98,604	4,015	4.07%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,272	4,621	7.67%	60,267	4,504	7.47%	60,262	2,397	3.98%
Repurchase agreements	86,071	3,603	4.19%	91,132	3,431	3.76%	29,919	199	0.67%
Other borrowings	119,672	8,104	6.77%	345,544	17,925	5.19%	47,926	1,663	3.47%
Total interest bearing liabilities	6,123,905	198,209	3.24%	5,490,684	144,714	2.64%	4,762,890	40,640	0.85%
Noninterest bearing deposits	1,353,065			1,485,896			1,712,849
Accrued expenses and other liabilities	102,778			97,509			90,988
Total liabilities	7,579,748			7,074,089			6,566,727
Shareholders’ equity	802,618			754,098			782,362
Total liabilities and shareholders’ equity	$8,382,366			$7,828,187			$7,349,089
Net interest income (FTE)		$226,700			$227,690			$226,722
Net interest margin (FTE)			2.88%			3.09%			3.32%
Net interest spread (FTE)			2.16%			2.42%			3.07%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of December 31, 2024, 2023 and 2022, loans totaling $3.2 million, $3.9 million and $2.8 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR CREDIT LOSSES
For the year ended December 31, 2024, there was a provision for credit losses of $3.3 million, compared to $9.2 million for the year ended December 31, 2023. The decrease in provision expense for the year ended December 31, 2024, compared to 2023, was primarily due to the uncertainty in the economic environment and its effect on the forecast in our CECL model in 2023.
As of December 31, 2024, and 2023, our reviews of the loan portfolio indicated that loan loss allowances of $44.9 million and $42.7 million, respectively, were appropriate to cover expected credit losses in the portfolio. See the section captioned “Allowance for Credit Losses - Loans” elsewhere in this discussion for further analysis of the provision for credit losses for loans.
The balance of the allowance for off-balance-sheet credit exposures at December 31, 2024 and 2023, was $3.1 million and $3.9 million, respectively, and is included in other liabilities. See the section captioned “Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures” elsewhere in this discussion for further analysis of the provision for credit losses for off-balance-sheet credit exposures.
The following table details the provision for (reversal of) loan losses and provision for (reversal of) off-balance-sheet credit exposures for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	2024	Increase (Decrease)		2023	Increase (Decrease)		2022
Provision for loan losses	$4,137	$(4,772)	(53.6)%	$8,909	$6,971	359.7%	$1,938
Provision for (reversal of) off-balance-sheet credit exposures	(791)	(1,036)	(422.9)%	245	(1,058)	(81.2)%	1,303
Total provision for credit losses	$3,346	$(5,808)	(63.4)%	$9,154	$5,913	182.4%	$3,241

NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	2024	Increase (Decrease)		2023	Increase (Decrease)		2022
Deposit services	$24,425	$(1,072)	(4.2)%	$25,497	$(346)	(1.3)%	$25,843
Net gain (loss) on sale of securities AFS	(2,510)	13,466	84.3%	(15,976)	(12,157)	(318.3)%	(3,819)
Net gain on sale of equity securities	—	(5,058)	(100.0)%	5,058	5,058	100.0%	—
Gain (loss) on sale of loans	37	(526)	(93.4)%	563	32	6.0%	531
Trust fees	6,193	283	4.8%	5,910	(82)	(1.4)%	5,992
BOLI	4,256	(1,567)	(26.9)%	5,823	3,176	120.0%	2,647
Brokerage services	4,217	912	27.6%	3,305	(30)	(0.9)%	3,335
Other noninterest income	5,115	(539)	(9.5)%	5,654	(674)	(10.7)%	6,328
Total noninterest income	$41,733	$5,899	16.5%	$35,834	$(5,023)	(12.3)%	$40,857

The 16.5% increase in noninterest income for the year ended December 31, 2024, when compared to the same period in 2023, was primarily due to a decrease in net loss on sale of securities AFS and an increase in brokerage services income, partially offset by decreases in the net gain on sale of equity securities, gain on sale of loans, BOLI income and deposit services income.
Deposit services income decreased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to a decrease in debit card income.
During the year ended December 31, 2024, we sold municipal securities that resulted in net losses on sale of AFS securities of $2.5 million. During the year ended December 31, 2023, we sold municipal securities, MBS, and U.S. Treasury securities that resulted in net losses on sale of AFS securities of $16.0 million.
During the year ended December 31, 2023, we sold equity securities that resulted in a net gain of $5.1 million.
The decrease in gain on sale of loans for the year ended December 31, 2024, was primarily due to the $412,000 net loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
The decrease in BOLI income for the year ended December 31, 2024, when compared to the same period in 2023, was primarily due to death benefits of $3.0 million realized during the year ended December 31, 2023 for former covered officers, partially offset by a death benefit of $962,000 realized during the year ended December 31, 2024 for a former covered officer.
Brokerage services income increased for the year ended December 31, 2024, when compared to the same period in 2023, due to an increase in assets under management.

NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	2024	Increase (Decrease)		2023	Increase (Decrease)		2022
Salaries and employee benefits	$90,290	$4,665	5.4%	$85,625	$2,992	3.6%	$82,633
Net occupancy	14,354	(340)	(2.3)%	14,694	(436)	(2.9)%	15,130
Advertising, travel & entertainment	3,363	(730)	(17.8)%	4,093	663	19.3%	3,430
ATM expense	1,483	132	9.8%	1,351	37	2.8%	1,314
Professional fees	5,080	(271)	(5.1)%	5,351	392	7.9%	4,959
Software and data processing	11,598	2,203	23.4%	9,395	2,548	37.2%	6,847
Communications	1,602	133	9.1%	1,469	(427)	(22.5)%	1,896
FDIC insurance	3,790	232	6.5%	3,558	1,613	82.9%	1,945
Amortization of intangibles	1,171	(526)	(31.0)%	1,697	(576)	(25.3)%	2,273
Other noninterest expense	14,406	1,061	8.0%	13,345	3,446	34.8%	9,899
Total noninterest expense	$147,137	$6,559	4.7%	$140,578	$10,252	7.9%	$130,326
The increase in noninterest expense for the year ended December 31, 2024, when compared to the same period in 2023, was primarily due to increases in salaries and employee benefits, software and data processing expense and other noninterest expense, partially offset by decreases in advertising, travel and entertainment expense and amortization of intangibles.
Salaries and employee benefits expense increased during the year ended December 31, 2024, compared to the same period in 2023, due to increases in direct salary expense, health insurance expense and retirement expense.
Direct salary expense increased $3.2 million, or 4.3%, for the year ended December 31, 2024, compared to the same period in 2023, primarily due to normal salary increases effective in the first quarter of 2024 and approximately $618,000 associated with future cost reductions.
Health and life insurance expense, included in salaries and employee benefits, increased $840,000, or 10.2%, for the year ended December 31, 2024, compared to the same period in 2023, due to an increase in health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Retirement expense, included in salaries and employee benefits, increased $647,000, or 22.6%, for the year ended December 31, 2024, compared to the same period in 2023. This increase was due to increases in our split dollar expense, deferred compensation expense, post-retirement benefits expense and 401(k) matching expense.
Advertising, travel and entertainment expense decreased during the year ended December 31, 2024, compared to the same period in 2023, due to decreases in travel related expenses, advertising and donations.
Software and data processing expense increased for the year ended December 31, 2024, compared to the same period in 2023, due to new software contracts and increases in existing contract renewal costs.
Amortization of intangibles decreased for the year ended December 31, 2024, compared to the same period in 2023, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the year ended December 31, 2024, when compared to the same period in 2023, due to increases in repossessed assets expense, third-party fee expense, security expense, losses on retired assets, trust expense, state banking department assessment, equipment maintenance expense and losses on other real estate owned, partially offset by decreases in retirement expense related to the Retirement Plan and other losses.
INCOME TAXES
Pre-tax income for the year ended December 31, 2024 was $107.4 million, compared to $101.1 million for the year ended December 31, 2023.
Income tax expense was $18.9 million for the year ended December 31, 2024 and represented an increase of $4.4 million, or 30.8%, from $14.4 million for the year ended December 31, 2023.  The ETR as a percentage of pre-tax income was

17.6% in 2024 and 14.3% in 2023. The increase in the ETR for the year ended December 31, 2024, compared to the same period in 2023, was primarily a result of a decrease in net tax-exempt income as a percentage of pre-tax income. The increase in income tax expense is due to the higher ETR and higher pre-tax income for the year ended December 31, 2024 compared to the same period in 2023.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $34.5 million at December 31, 2024, as compared to $30.4 million in 2023. The increase in the net deferred tax asset is primarily the result of an increase in unrealized losses in the AFS securities portfolio. See “Note 15 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at December 31, 2024 or December 31, 2023, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin.
Total loans as of December 31, 2024 increased $137.1 million, or 3.0%, and the average loan balance outstanding for the year increased $293.1 million, or 6.8%, compared to 2023.
From December 31, 2023 to December 31, 2024, commercial real estate loans increased $411.3 million and 1-4 family residential loans increased $43.7 million. The increases were partially offset by decreases of $251.9 million in construction loans, $50.2 million in municipal loans, $12.0 million in loans to individuals, and $3.7 million in commercial loans. Loans held for sale decreased $8.9 million, or 82.1%, to $1.9 million at December 31, 2024 from $10.9 million at December 31, 2023, due to the sale of a $7.9 million commercial real estate loan relationship during the first quarter of 2024.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2024, was approximately $217.6 million.  Our largest loan relationship at December 31, 2024 was approximately $133.3 million.
The average yield on loans for the year ended December 31, 2024 increased to 6.13%, compared to 5.75% for the year ended December 31, 2023.  This increase was primarily due to loan pricing in a higher interest rate environment.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
For purposes of this discussion, our loans are divided into real estate loans, commercial loans, municipal loans and loans to individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2024, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $3.86 billion in real estate loans, $740.4 million, or 19.2%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.
We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve.  Some of our construction loans will be owner occupied upon completion.  Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the completed property.  Commercial construction loans typically have adjustable interest rates and are subject to underwriting standards similar to that of the commercial real estate loan portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2024, these loans totaled $95.1 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a concentration of risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2024, commercial real estate loans consisted of $1.85 billion of owner and non-owner occupied real estate loans, $697.3 million of loans secured by multi-family properties and $31.4 million of loans secured by farmland.
COMMERCIAL LOANS
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion. Management does not consider there to be a concentration of risk in any one industry type. In our commercial loan underwriting, we assess the creditworthiness, ability to repay and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered. Commercial loans decreased $3.7 million, or 1.0%, to $363.2 million as of December 31, 2024, when compared to 2023.
MUNICIPAL LOANS
We have made loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  These loans allow us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts decreased $50.2 million, or 11.4%, to $391.0 million as of December 31, 2024, when compared to 2023. Currently, we are not originating municipal loans due to the tight credit spreads and low overall yields. Until municipal loan pricing improves, we do not anticipate originating many, if any municipal loans and as a result, expect this portfolio will decline as maturities and scheduled payments occur.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2024, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $25.5 million, or 51.6%, of total loans to individuals.
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
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following tables represent loan maturities and sensitivity to changes in interest rates for our loans (dollars in thousands).  The amounts of these loans outstanding at December 31, 2024, which, based on maturity, are due in (1) one year or less, (2) after one but within five years, (3) after five years but within 15 years, and (4) after 15 years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less	After One but Within Five Years	After Five Years Within 15 Years	After 15 Years	Total
Real estate loans:
Construction	$121,171	$358,842	$18,600	$39,214	$537,827
1-4 family residential	6,755	39,613	135,267	558,761	740,396
Commercial	165,993	1,903,060	471,583	39,099	2,579,735
Commercial loans	136,301	205,304	21,318	244	363,167
Municipal loans	10,799	56,276	210,355	113,538	390,968
Loans to individuals	9,738	30,803	8,963	—	49,504
Total loans	$450,757	$2,593,898	$866,086	$750,856	$4,661,597

Loans with maturities after one year for which:	Interest Rates are Fixed or Predetermined	Interest Rates are Floating or Adjustable
Real estate loans:
Construction	$44,553	$372,103
1-4 family residential	619,710	113,931
Commercial	879,489	1,534,253
Commercial loans	145,920	80,946
Municipal loans	359,676	20,493
Loans to individuals	39,571	195
Total loans	$2,088,919	$2,121,921

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. These loans totaled $12.1 million and $13.7 million and represented 1.5% and 1.8% of shareholders’ equity as of December 31, 2024 and 2023, respectively.
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
Total nonperforming assets at December 31, 2024 were $3.6 million, representing a decrease of $412,000, or 10.3%, from $4.0 million at December 31, 2023.  From December 31, 2023 to December 31, 2024, nonaccrual loans decreased $704,000, or 18.1%, to $3.2 million with decreases in nonaccrual 1-4 family residential loans, commercial real estate and commercial loans, partially offset by increases in nonaccrual construction loans and loans to individuals during the year. There were $2,000 in restructured loans as of December 31, 2024, compared to $13,000 at December 31, 2023. Repossessed assets were $14,000 at December 31, 2024. There were no repossessed assets at December 31, 2023. There was $388,000 and $99,000 of OREO at December 31, 2024 and December 31, 2023, respectively.

The following table sets forth nonperforming assets and selected asset quality ratios for the periods presented (dollars in thousands):

	December 31,
	2024	2023	Change (%)
Nonaccrual loans (1)	$3,185	$3,889	(18.1)%
Accruing loans past due more than 90 days	—	—	—
Restructured loans	2	13	(84.6)%
OREO	388	99	291.9%
Repossessed assets	14	—	100.0%
Total nonperforming assets	$3,589	$4,001	(10.3)%

Total loans	$4,661,597	$4,524,510
Allowance for loan losses at end of period	44,884	42,674

Ratio of nonaccruing loans to:
Total loans	0.07%	0.09%
Ratio of nonperforming assets to:
Total assets	0.04%	0.05%
Total loans	0.08%	0.09%
Total loans and OREO	0.08%	0.09%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,409.23%	1,097.30%
Nonperforming assets	1,250.60%	1,066.58%
Total loans	0.96%	0.94%

(1)    Includes $63,000 and $506,000 of restructured loans as of December 31, 2024 and December 31, 2023, respectively.
Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  We actively market all OREO properties and do not hold them for investment purposes.
We reversed $72,000 of interest income on nonaccrual loans during the year ended December 31, 2024. We had $650,000 of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES – LOANS
The following table presents information regarding changes in the allowance for loan losses for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance of allowance for loan losses at beginning of period	$42,674	$36,515	$35,273
Total loan charge-offs	(3,360)	(4,204)	(2,584)
Total recovery of loans previously charged-off	1,433	1,454	1,888
Net loan charge-offs	(1,927)	(2,750)	(696)
Provision for (reversal of) loan losses	4,137	8,909	1,938
Allowance for loan losses at end of period	$44,884	$42,674	$36,515
Our allowance for loan losses was $44.9 million at December 31, 2024, or 0.96% of loans, an increase of $2.2 million, or 5.2%, compared to $42.7 million at December 31, 2023.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty forecasted in our CECL model as of December 31, 2024.
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
As of December 31, 2024, our review of the loan portfolio indicated that an allowance for loan losses of $44.9 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
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
The following table presents the allocation of allowance for loan losses for the years presented (dollars in thousands):

	December 31,
	2024		2023
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real estate loans:
Construction	$3,958	11.5%	$5,287	17.5%
1-4 family residential	2,780	15.9%	2,840	15.4%
Commercial	35,526	55.3%	32,266	47.9%
Commercial loans	2,448	7.8%	2,086	8.1%
Municipal loans	16	8.4%	19	9.7%
Loans to individuals	156	1.1%	176	1.4%
Ending balance	$44,884	100.0%	$42,674	100.0%

The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

	Years Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding

Real estate loans:
Construction	$(24)	$613,267	—	$(90)	$696,204	(0.01)%	$2	$517,570	—
1-4 family residential	(162)	732,558	(0.02)%	(9)	677,485	—	38	650,785	0.01%
Commercial	(72)	2,417,186	—	(787)	2,042,462	(0.04)%	81	1,802,971	—
Commercial loans	(787)	360,404	(0.22)%	(985)	384,421	(0.26)%	(199)	410,566	(0.05)%
Municipal loans	—	415,402	—	—	432,740	—	—	454,841	—
Loans to individuals	(882)	54,463	(1.62)%	(879)	66,826	(1.32)%	(618)	81,516	(0.76)%
Total	$(1,927)	$4,593,280	(0.04)%	$(2,750)	$4,300,138	(0.06)%	$(696)	$3,918,249	(0.02)%
For the year ended December 31, 2024, net loan charge-offs decreased $823,000, or 29.9%, to $1.9 million, compared to $2.8 million for the same period in 2023.
See “Note 5 – Loans and Allowance for Loan Losses” in our consolidated financial statements included in this report.

ALLOWANCE FOR CREDIT LOSSES – OFF-BALANCE-SHEET CREDIT EXPOSURES
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Balance at beginning of period	$3,932	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	(791)	245	1,303
Balance at end of period	$3,141	$3,932	$3,687
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the year ended December 31, 2024, we recorded a reversal of provision for credit losses for off-balance-sheet exposures of $791,000, compared to a provision for credit losses on off-balance-sheet exposures of $245,000 for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was primarily due to a decrease in the commitments compared to 2023. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

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
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2024, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 33.5% compared to loans, which were 54.8% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
Our MBS are all insured or guaranteed by U.S. government agencies and corporations. Our MBS include pools and CMOs. CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages. MBS generally may be prepaid at any time without penalty and can result in significantly increased price and yield volatility.  Several of our MBS were purchased at a premium and should they prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total net unamortized premium for our MBS decreased to $5.9 million at December 31, 2024 compared to $9.5 million at December 31, 2023.
Our investment securities consist primarily of state and political subdivision (municipal bonds) and to a lesser extent, U.S. Treasury Bills and corporate bonds. Most of our municipal bonds were issued by the State of Texas or political subdivisions or agencies within the State of Texas and are highly rated. Our corporate bonds consist of investment grade bonds, private placement bonds and two bonds totaling approximately $6.8 million, rated one grade below investment grade.
During 2024, we sold AFS municipal securities that resulted in an overall loss of $2.5 million, which included a net gain of $3.5 million recorded on the unwind of fair value municipal security hedges in the AFS securities portfolio. During 2023, the sale of AFS securities resulted in an overall net loss of $16.0 million, which included a net gain of $6.5 million recorded on the unwind of fair value municipal security hedges in the AFS securities portfolio.
The combined investment securities, MBS, FHLB stock and other investments increased to $2.86 billion at December 31, 2024, compared to $2.62 billion at December 31, 2023, an increase of $231.4 million, or 8.8%.  The increase is a result of an increase in our MBS of $350.7 million, or 50.5%, and an increase in FHLB stock of $21.9 million, or 183.3%, partially offset by a decrease in our investment securities portfolio of $140.9 million, or 7.4%, when compared to December 31, 2023.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2024 was $2.65 billion, which represented a net unrealized loss as of that date of $219.3 million.  The net unrealized loss was comprised of $224.5 million of unrealized losses and $5.2 million in unrealized gains.  The fair value of the AFS securities portfolio at December 31, 2024 was $1.53 billion, which included a net unrealized loss of $53.5 million.  The net unrealized loss was comprised of $54.7 million of unrealized losses and $1.2 million of unrealized gains.  The majority of the $54.7 million of unrealized losses is reflected in our state and political subdivisions. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates and is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
    From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. During the years ended December 31, 2024 and 2023, we did not transfer any securities from AFS to HTM. There were no sales from the HTM portfolio during the years ended December 31, 2024 or 2023.  There were $1.28 billion and $1.31 billion of securities classified as HTM at December 31, 2024 and 2023, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2024 AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands).  Tax-exempt obligations are shown on a taxable-equivalent basis, which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
U.S. Treasury	$173,956	4.54%	$—	—	$—	—	$—	—
State and political subdivisions	2,270	3.62%	2,296	5.53%	10,210	4.47%	399,556	3.23%
Corporate bonds and other	—	—	—	—	14,508	6.58%	—	—
MBS:
Residential	79	3.24%	1,189	5.64%	4,467	5.43%	920,651	5.24%
Commercial	—	—	—	—	4,712	2.70%	—	—
Total	$176,305	4.53%	$3,485	5.57%	$33,897	5.25%	$1,320,207	4.63%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$135	2.94%	$1,430	3.36%	$23,746	3.84%	$1,015,601	3.06%
Corporate bonds and other	3,990	4.65%	14,957	6.42%	105,148	3.84%	—	—
MBS:
Residential	—	—	7	5.77%	1,416	3.60%	83,237	2.95%
Commercial	—	—	20,542	2.88%	9,025	2.75%	—	—
Total	$4,125	4.59%	$36,936	4.33%	$139,335	3.76%	$1,098,838	3.06%

At December 31, 2024, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits and primarily borrowings from FHLB, FRDW and BTFP to assist with our funding needs. Deposits provide us with our primary source of funds and the following table sets forth average deposits and rates paid by category (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts (1)	$3,503,878	2.84%	$3,122,319	2.29%	$3,139,628	0.69%
Savings accounts	600,375	0.97%	636,603	0.88%	671,402	0.27%
CDs	1,059,793	4.54%	862,211	3.58%	579,223	0.98%
Total interest bearing deposits	5,164,046	2.98%	4,621,133	2.34%	4,390,253	0.66%
Noninterest bearing demand deposits	1,353,065	N/A	1,485,896	N/A	1,712,849	N/A
Total deposits	$6,517,111	2.36%	$6,107,029	1.77%	$6,103,102	0.48%

(1)The average rate on interest bearing demand accounts includes the effect of interest rate swaps.
The table below sets forth the maturity distribution of CDs greater than $250,000 (in thousands):

	December 31, 2024	December 31, 2023
Time deposits otherwise uninsured with a maturity of:
Three months or less	$188,898	$105,702
Over three to six months	221,345	96,996
Over six to twelve months	110,520	124,530
Over twelve months	13,610	44,559
Total CDs greater than $250,000	$534,373	$371,787
Estimated amount of uninsured deposits, including related accrued interest, were $2.53 billion and $2.45 billion at December 31, 2024 and 2023, respectively.
Brokered deposits may consist of CDs and non-maturity deposits. At December 31, 2024, we had $115.7 million in brokered CDs. Brokered non-maturity deposits were $627.1 million at December 31, 2024 with a weighted average cost of 321 basis points. As of December 31, 2023, we had no brokered CDs and $828.0 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets.  The potential higher interest costs and lack of customer loyalty are risks associated with the use of brokered deposits.

Borrowing arrangements, consisting of FHLB borrowings, repurchase agreements and borrowings from the FRDW and BTFP, increased $85.9 million, or 11.9%, during 2024 compared to 2023, due to a $519.3 million increase in FHLB borrowings, partially offset by a $300.0 million decrease in borrowings from the FRDW, a $117.7 million decrease in borrowings from the BTFP and a $15.7 million decrease in repurchase agreements.
Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Other borrowings:
Balance at end of period	$76,443	$509,820	$221,153
Average amount outstanding during the period (1)	205,743	436,676	77,845
Maximum amount outstanding during the period (2)	597,765	1,030,421	316,563
Weighted average interest rate during the period (3)	5.7%	4.9%	2.4%
Interest rate at end of period (4)	3.6%	5.0%	4.1%

FHLB borrowings:
Balance at end of period	$731,909	$212,648	$153,358
Average amount outstanding during the period (1)	601,366	276,584	135,926
Maximum amount outstanding during the period (2)	760,046	533,242	423,645
Weighted average interest rate during the period (3)	4.1%	2.5%	2.4%
Interest rate at end of period (5)	3.7%	1.2%	0.7%
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
Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank, TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at December 31, 2024 or 2023. To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $431.7 million. There were no borrowings from the FRDW at December 31, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were no remaining borrowings from the BTFP at December 31, 2024, compared to $117.7 million at December 31, 2023. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2024, the line had one outstanding letter of credit for $155,000. Southside Bank currently has one outstanding letter of credit from FHLB held as collateral for a loan for $6.1 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $76.4 million at December 31, 2024, and $92.1 million at December 31, 2023, and had maturities of less than one year. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.27% to 4.80% and with remaining maturities of 2 days to 3.8 years at December 31, 2024.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2024, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.72 billion, net of FHLB stock purchases required.

CAPITAL RESOURCES AND LIQUIDITY
Our total shareholders’ equity at December 31, 2024 increased 5.0%, or $38.7 million, to $811.9 million, or 9.5% of total assets, compared to $773.3 million, or 9.3% of total assets, at December 31, 2023. The increase in shareholders’ equity was the result of net income of $88.5 million, stock compensation expense of $3.5 million, net issuance of common stock under employee stock plans of $2.0 million and common stock issued under our dividend reinvestment plan of $1.2 million, partially offset by cash dividends paid of $43.6 million, other comprehensive loss of $11.4 million and repurchases of $1.5 million of our common stock.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2024 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2024.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans and off-balance sheet exposures. Tier 2 capital for the Company also includes $92.0 million of qualified subordinated debt as of December 31, 2024. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option. In accordance with CECL guidance, a CECL transitional amount totaling $2.0 million has been added back to CET1 as of December 31, 2024, representing 25% of the $8.2 million transitional amount at December 31, 2021.
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
Management believes that, as of December 31, 2024, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%

December 31, 2023
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of December 31, 2024, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. See the section captioned “Supervision and Regulation” in “Item 1. Business” included in this report.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2024	2023	2022
Return on average assets	1.06%	1.11%	1.43%
Return on average shareholders’ equity	11.03%	11.50%	13.42%
Dividend payout ratio – Basic	49.32%	50.35%	42.81%
Dividend payout ratio – Diluted	49.48%	50.35%	42.94%
Average shareholders’ equity to average total assets	9.58%	9.63%	10.65%
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
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At December 31, 2024, these investments were 8.6% of total assets, as compared with 8.9% for December 31, 2023.  The decrease at December 31, 2024 as compared to December 31, 2023, is reflective of an increase in total assets and decreases in interest earning deposits and to a lesser extent, cash and due from banks, partially offset by an increase in the short-term investment portfolio. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively.  There were no federal funds purchased at December 31, 2024 or 2023.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $431.7 million. There were no borrowings from the FRDW at December 31, 2024 and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were no remaining borrowings from the BTFP at December 31, 2024 compared to $117.7 million at December 31, 2023. At December 31, 2024, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.72 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2024, the line had one outstanding letter of credit for $155,000. The Bank currently has one outstanding letter of credit from FHLB held as collateral for a loan for $6.1 million.
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
In the ordinary course of business we have entered into contractual obligations and have made certain other commitments to make future cash payments. Please refer to the accompanying notes to these consolidated financial statements for the expected timing of such cash payments as of December 31, 2024. These include payments related to (i) borrowings presented in “Note 8 - Borrowing Arrangements” and “Note 9 – Long-Term Debt,” (ii) operating leases presented in “Note 16 - Leases,” (iii) time deposits with stated maturity dates presented in “Note 7 – Deposits” and (iv) commitments to extend credit and standby letters of credit as presented in “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies.”

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate rate changes during 2025.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	December 31,
Rate projections:	2024	2023
Increase:
100 basis points	1.93%	2.49%
200 basis points	3.85%	5.49%

Decrease:
50 basis points	(1.18)%	(0.80)%
100 basis points	(1.55)%	(1.82)%
200 basis points	(1.80)%	(3.85)%
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
Economic conditions and growth prospects are currently impacted by high inflation, elevated interest rates and potential recessionary concerns. Furthermore, worker shortages and inflationary conditions have had some impact on the level of economic growth in our market areas. Higher inflation levels and elevated interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
The ALCO monitors various liquidity ratios to ensure a satisfactory liquidity position.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.  Regulatory authorities also monitor our gap position along with other liquidity ratios.  In addition, as described above, we utilize a simulation model to determine the impact of net interest income under several different interest rate scenarios.  By utilizing this model, we can determine changes that could be made to the asset and liability mix to mitigate the change in net interest income under these various interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $4.7 billion as of December 31, 2024, and the allowance for loan losses (ALL) was $44.9 million. As discussed in Note 1 and Note 5 to the consolidated financial statements, the ALL is an amount which represents management’s estimate of credit losses over the expected life of the loans. The ALL is estimated based on historical and expected credit loss patterns within reasonable and supportable forecast periods. Management applies judgement in the assignment of probabilities to economic scenarios included within the modeled forecast periods to estimate the ALL.

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

We tested the completeness and accuracy of data used by the Company within the model to estimate the ALL and involved an internal specialist to assess the conceptual soundness of the model. We tested the probabilities assigned to the economic scenarios utilized within the model for the reasonable and supportable forecast periods and assessed the reasonableness of economic scenarios by comparison of key assumptions to external sources. In addition, we evaluated the Company’s estimate of the overall ALL, considering the Company’s loan portfolio and macroeconomic trends, compared such information to comparable financial institutions and considered whether new or contrary information existed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas
February 27, 2025

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Cash and due from banks	$91,409	$122,021
Interest earning deposits	281,945	391,719
Federal funds sold	52,807	46,770
Total cash and cash equivalents	426,161	560,510
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,587,416 and $1,332,467, respectively)	1,533,894	1,296,294
Securities HTM (estimated fair value of $1,113,482 and $1,166,162, respectively)	1,279,234	1,307,053
FHLB stock, at cost	33,818	11,936
Equity investments	9,467	9,691
Loans held for sale	1,946	10,894
Loans:
Loans	4,661,597	4,524,510
Less: Allowance for loan losses	(44,884)	(42,674)
Net loans	4,616,713	4,481,836
Premises and equipment, net	141,648	138,950
Operating lease ROU assets	13,860	14,837
Goodwill	201,116	201,116
Other intangible assets, net	1,754	2,925
Interest receivable	46,724	50,489
Deferred tax asset, net	34,492	30,426
BOLI	138,313	136,330
Other assets	38,308	31,627
Total assets	$8,517,448	$8,284,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,357,152	$1,390,407
Interest bearing	5,297,096	5,159,274
Total deposits	6,654,248	6,549,681
Other borrowings	76,443	509,820
FHLB borrowings	731,909	212,648
Subordinated notes, net of unamortized debt issuance costs	92,042	93,877
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	60,270
Operating lease liabilities	15,779	16,704
Other liabilities	74,811	68,626
Total liabilities	7,705,506	7,511,626

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,077,992 shares issued at December 31, 2024 and 38,039,706 shares issued at December 31, 2023)	47,598	47,550
Paid-in capital	793,586	788,840
Retained earnings	326,793	282,355
Treasury stock: (shares at cost, 7,699,182 at December 31, 2024 and 7,790,276 at December 31, 2023)	(231,137)	(231,995)
AOCI	(124,898)	(113,462)
Total shareholders’ equity	811,942	773,288
Total liabilities and shareholders’ equity	$8,517,448	$8,284,914
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest income:
Loans	$279,371	$244,803	$170,410
Taxable investment securities	28,075	31,186	18,940
Tax-exempt investment securities	40,469	54,629	45,001
MBS	45,222	19,450	16,639
FHLB stock and equity investments	2,079	1,185	503
Other interest earning assets	19,120	8,488	1,488
Total interest and dividend income	414,336	359,741	252,981
Interest expense:
Deposits	153,657	108,157	29,075
FHLB borrowings	24,450	6,777	3,291
Subordinated notes	3,774	3,920	4,015
Trust preferred subordinated debentures	4,621	4,504	2,397
Other borrowings	11,707	21,356	1,862
Total interest expense	198,209	144,714	40,640
Net interest income	216,127	215,027	212,341
Provision for (reversal of) credit losses	3,346	9,154	3,241
Net interest income after provision for credit losses	212,781	205,873	209,100
Noninterest income:
Deposit services	24,425	25,497	25,843
Net gain (loss) on sale of securities AFS	(2,510)	(15,976)	(3,819)
Net gain on sale of equity securities	—	5,058	—
Gain (loss) on sale of loans	37	563	531
Trust fees	6,193	5,910	5,992
BOLI	4,256	5,823	2,647
Brokerage services	4,217	3,305	3,335
Other	5,115	5,654	6,328
Total noninterest income	41,733	35,834	40,857
Noninterest expense:
Salaries and employee benefits	90,290	85,625	82,633
Net occupancy	14,354	14,694	15,130
Advertising, travel & entertainment	3,363	4,093	3,430
ATM expense	1,483	1,351	1,314
Professional fees	5,080	5,351	4,959
Software and data processing	11,598	9,395	6,847
Communications	1,602	1,469	1,896
FDIC insurance	3,790	3,558	1,945
Amortization of intangibles	1,171	1,697	2,273
Other	14,406	13,345	9,899
Total noninterest expense	147,137	140,578	130,326
Income before income tax expense	107,377	101,129	119,631
Income tax expense	18,883	14,437	14,611
Net income	$88,494	$86,692	$105,020

Earnings per common share – basic	$2.92	$2.82	$3.27
Earnings per common share – diluted	$2.91	$2.82	$3.26
Cash dividends paid per common share	$1.44	$1.42	$1.40
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$88,494	$86,692	$105,020
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(16,686)	28,782	(179,684)
Change in net unrealized loss on securities transferred from AFS to HTM	—	—	(125,175)
Reclassification adjustment for amortization related to AFS and HTM debt securities	8,227	8,004	4,968
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	2,510	15,976	3,819
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	13,814	1,222	44,757
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(22,042)	(24,544)	(3,638)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	629	756	895
Effect of settlement recognition	—	(16)	—
Change in net actuarial gain (loss)	(928)	192	4,487
Other comprehensive income (loss), before tax	(14,476)	30,372	(249,571)
Income tax (expense) benefit related to items of other comprehensive income (loss)	3,040	(6,378)	52,410
Other comprehensive income (loss), net of tax	(11,436)	23,994	(197,161)
Comprehensive income (loss)	$77,058	$110,686	$(92,141)
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,461	$780,501	$179,813	$(155,308)	$59,705	$912,172
Net income	—	—	105,020	—	—	105,020
Other comprehensive income (loss)	—	—	—	—	(197,161)	(197,161)
Issuance of common stock for dividend reinvestment plan (31,853 shares)	40	1,193	—	—	—	1,233
Purchase of common stock (923,775 shares)	—	—	—	(33,841)	—	(33,841)
Stock compensation expense	—	3,221	—	—	—	3,221
Net issuance of common stock under employee stock plans (86,500 shares)	—	(370)	(287)	946	—	289
Cash dividends paid on common stock ($1.40 per share)	—	—	(44,936)	—	—	(44,936)
Balance at December 31, 2022	47,501	784,545	239,610	(188,203)	(137,456)	745,997
Net income	—	—	86,692	—	—	86,692
Other comprehensive income (loss)	—	—	—	—	23,994	23,994
Issuance of common stock for dividend reinvestment plan (38,884 shares)	49	1,175	—	—	—	1,224
Purchase of common stock (1,435,193 shares)	—	—	—	(45,074)	—	(45,074)
Stock compensation expense	—	3,552	—	—	—	3,552
Net issuance of common stock under employee stock plans (99,109 shares)	—	(432)	(365)	1,282	—	485
Cash dividends paid on common stock ($1.42 per share)	—	—	(43,582)	—	—	(43,582)
Balance at December 31, 2023	47,550	788,840	282,355	(231,995)	(113,462)	773,288
Net income	—	—	88,494	—	—	88,494
Other comprehensive income (loss)	—	—	—	—	(11,436)	(11,436)
Issuance of common stock for dividend reinvestment plan (38,286 shares)	48	1,112	—	—	—	1,160
Purchase of common stock (57,966 shares)	—	—	—	(1,505)	—	(1,505)
Stock compensation expense	—	3,523	—	—	—	3,523
Net issuance of common stock under employee stock plans (149,060 shares)	—	111	(426)	2,363	—	2,048
Cash dividends paid on common stock ($1.44 per share)	—	—	(43,630)	—	—	(43,630)
Balance at December 31, 2024	$47,598	$793,586	$326,793	$(231,137)	$(124,898)	$811,942
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$88,494	$86,692	$105,020
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	10,459	10,577	11,105
Securities premium amortization (discount accretion), net	7,273	4,523	18,261
Loan (discount accretion) premium amortization, net	916	400	(52)
Provision for (reversal of) credit losses	3,346	9,154	3,241
Stock compensation expense	3,523	3,552	3,221
Deferred tax expense (benefit)	(1,026)	(2,110)	(89)
Net (gain) loss on sale of AFS securities	2,510	15,976	3,819
Net gain on sale of equity securities	—	(5,058)	—
Loss on impairment of investments	868	—	38
Net loss on premises and equipment	160	342	576
Gross proceeds from sales of loans held for sale	18,602	17,161	23,774
Gross originations of loans held for sale	(17,646)	(19,295)	(22,757)
Net (gain) loss on consumer receivables	412	—	—
Net (gain) loss on OREO	95	(61)	(40)
(Gain on purchase) loss on redemption of subordinated notes	(178)	(587)	—
Net change in:
Interest receivable	3,765	(1,139)	(10,205)
Other assets	(70,759)	37,874	(5,447)
Interest payable	(437)	7,422	1,378
Other liabilities	51,472	(85,559)	94,674
Net cash provided by (used in) operating activities	101,849	79,864	226,517

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(1,187,908)	(2,046,010)	(708,307)
Sales	135,614	1,125,414	460,765
Maturities, calls and principal repayments	797,171	960,614	107,787
Securities HTM:
Purchases	—	—	(1,632)
Maturities, calls and principal repayments	31,079	22,563	12,002
Proceeds from sales of equity securities	—	6,679	—
Proceeds from redemption of FHLB stock and equity investments	78,244	36,919	46,812
Purchases of FHLB stock and equity investments	(99,902)	(39,796)	(40,967)
Net loan paydowns (originations)	(138,085)	(388,304)	(503,647)
Proceeds from sales of customer receivables	7,600	—	—
Purchases of premises and equipment	(11,162)	(6,904)	(9,301)
Proceeds from (purchases of) BOLI	4,035	951	—
Proceeds from sales of premises and equipment	20	430	1,365
Net proceeds from sales of OREO	278	203	220
Proceeds from sales of repossessed assets	160	168	124
Net cash provided by (used in) investing activities	(382,856)	(327,073)	(634,779)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
FINANCING ACTIVITIES:
Net change in deposits	104,506	351,551	475,629
Net change in other borrowings	(433,377)	288,667	197,934
Proceeds from FHLB borrowings	8,143,952	2,019,000	3,321,000
Repayment of FHLB borrowings	(7,624,691)	(1,959,710)	(3,511,680)
Purchase/redemption of subordinated notes	(1,805)	(4,365)	—
Proceeds from stock option exercises	2,624	1,082	790
Cash paid to tax authority related to tax withholding on share-based awards	(576)	(597)	(501)
Purchase of common stock	(1,505)	(44,803)	(33,708)
Proceeds from the issuance of common stock for dividend reinvestment plan	1,160	1,224	1,233
Cash dividends paid	(43,630)	(43,582)	(44,936)
Net cash provided by (used in) financing activities	146,658	608,467	405,761

Net increase (decrease) in cash and cash equivalents	(134,349)	361,258	(2,501)
Cash and cash equivalents at beginning of period	560,510	199,252	201,753
Cash and cash equivalents at end of period	$426,161	$560,510	$199,252

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$198,646	$137,292	$39,262
Income taxes paid	$15,750	$15,750	$11,950

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$850	$226	$465
Loans transferred from held for investment to held for sale	$—	$8,093	$—
Transfer of AFS to HTM securities	$—	$—	$1,369,639
Unsettled trades to purchase securities	$—	$—	$—
Unsettled trades to repurchase common stock	$—	$—	$(133)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Organization.  Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  We operate through 53 branches, 12 of which are located in grocery stores. We consider our primary market areas to be East Texas, Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas.  We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, wealth management and trust services, brokerage services and safe deposit services.
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
Segment Information.  Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker uses consolidated results to make operating and strategic decisions. Therefore, we have determined that our business is conducted in one reportable segment. Further information on our segment reporting is included in “Note 19 – Segment Reporting.”
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty, as based on known and knowable information as of December 31, 2024.
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
HTM. Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheets net of allowance for credit losses, if any. As of December 31, 2024, there was no allowance for credit losses on our HTM securities portfolio.
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
Our corporate bonds and other investment securities consist of primarily investment grade bonds and private placement bonds with a long history of no credit losses. As of December 31, 2024, two bonds were rated below investment grade.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative analysis. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Texas economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, control premium analysis and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is required; otherwise an impairment test is performed. For the year ended December 31, 2024, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.  As a result, we did not record any goodwill impairment for the years ended December 31, 2024 or 2023, and we had no cumulative goodwill impairment.
At December 31, 2024, core deposit intangible and trust relationship intangible was $627,000 and $1.1 million, respectively. For the years ended December 31, 2024, 2023 and 2022, amortization expense related to our core deposit intangible and trust relationship intangible was $1.2 million, $1.7 million and $2.3 million, respectively.
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
Derivative Financial Instruments and Hedging Activities. Derivative financial instruments are carried on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value, and the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. The accounting for changes in the fair value (i.e., gains or losses) of a derivative financial instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. We present derivative financial instruments at fair value in the consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.
For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified to interest expense in the same periods that the hedged cash flows impact earnings. Gains and losses on derivative instruments designated as fair value hedges, as well as the change in the fair value on the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in the fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the hedged item. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Cash flows from the settlement of derivatives, including those designated in hedge accounting relationships, are reflected in the Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged.
For derivatives designated as hedging instruments at inception, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in interest income on the consolidated statements of income.
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
Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2024 or 2023.
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

Retirement Plan.  Defined benefit pension obligations and the annual pension costs are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management. These assumptions include a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes interest cost based on the assumed discount rate, an expected return on plan assets and amortization of net actuarial gains or losses. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions. Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost. All other of these cost components are recorded in other noninterest expense.
During 2024, we adopted a liability-driven investment strategy for the Retirement Plan. The liability-driven investment strategy focuses on matching the cash flow generated by assets to the cash flow of the retirement benefit obligation, therefore minimizing risks that could affect returns, such as those associated with interest rate fluctuations and market volatility. As a result of minimizing gains and losses that would significantly impact the amortization of the existing actuarial loss, we changed the amortization method of actuarial loss from average life expectancy to average future service. As a result of this amortization method change, we expect the net periodic benefit cost of the Retirement Plan to increase to approximately $2.0 million in 2025 compared to net periodic benefit income of $659,000 million in 2024.
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
Accounting Pronouncements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We adopted ASU 2023-07 on January 1, 2024. ASU 2023-07 did not have a material impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires disaggregated disclosure of income statement expenses within the footnotes to the financial statements for any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion services. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. We are currently evaluating the potential impact of the pending adoption of ASU 2024-03 on our consolidated financial statements.

2. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Basic and Diluted Earnings:
Net income	$88,494	$86,692	$105,020
Less: Earnings allocated to participating securities	57	38	27
Net income available to common shareholders	$88,437	$86,654	$104,993
Basic weighted-average shares outstanding	30,293	30,704	32,120
Add: Stock awards	76	55	131
Diluted weighted-average shares outstanding	30,369	30,759	32,251
Basic earnings per share:
Net income	$2.92	$2.82	$3.27
Diluted earnings per share:
Net income	$2.91	$2.82	$3.26
For the year ended December 31, 2024, there were approximately 525,000 anti-dilutive shares. For the years ended December 31, 2023 and 2022, there were approximately 570,000 and 14,000 anti-dilutive shares, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(16,686)	13,814	(928)	(3,800)
Reclassification adjustments included in net income	10,737	(22,042)	629	(10,676)
Income tax (expense) benefit	1,249	1,728	63	3,040
Net current-period other comprehensive income (loss), net of tax	(4,700)	(6,500)	(236)	(11,436)
Ending balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)

	Year Ended December 31, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	28,782	1,222	176	30,180
Reclassification adjustments included in net income	23,980	(24,544)	756	192
Income tax (expense) benefit	(11,080)	4,898	(196)	(6,378)
Net current-period other comprehensive income (loss), net of tax	41,682	(18,424)	736	23,994
Ending balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)

	Year Ended December 31, 2022
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$84,716	$(1,257)	$(23,754)	$59,705
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(304,859)	44,757	4,487	(255,615)
Reclassification adjustments included in net income	8,787	(3,638)	895	6,044
Income tax (expense) benefit	62,175	(8,635)	(1,130)	52,410
Net current-period other comprehensive income (loss), net of tax	(233,897)	32,484	4,252	(197,161)
Ending balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(8,227)	$(8,004)	$(4,968)
Tax (expense) benefit	1,728	1,681	1,043
Net of tax	$(6,499)	$(6,323)	$(3,925)

Unrealized gains and losses on AFS securities:
Realized net gain (loss) on sale of securities (2)	$(2,510)	$(15,976)	$(3,819)
Tax (expense) benefit	527	3,355	802
Net of tax	$(1,983)	$(12,621)	$(3,017)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$22,042	$24,544	$3,638
Tax (expense) benefit	(4,629)	(5,154)	(764)
Net of tax	$17,413	$19,390	$2,874

Amortization of retirement plans:
Net actuarial loss (4)	$(629)	$(756)	$(895)
Tax (expense) benefit	132	159	188
Net of tax	$(497)	$(597)	$(707)
Total reclassifications for the period, net of tax	$8,434	$(151)	$(4,775)
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

4. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities as of December 31, 2024 and 2023 are reflected in the tables below (in thousands):

	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$173,880	$76	$—	$173,956
State and political subdivisions	458,013	36	43,717	414,332
Corporate bonds and other	14,646	263	401	14,508
MBS: (1)
Residential	935,639	835	10,088	926,386
Commercial	5,238	—	526	4,712
Total	$1,587,416	$1,210	$54,732	$1,533,894

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,040,912	$4,004	$152,697	$892,219
Corporate bonds and other	124,095	17	6,553	117,559
MBS: (1)
Residential	84,660	8	8,549	76,119
Commercial	29,567	—	1,982	27,585
Total	$1,279,234	$4,029	$169,781	$1,113,482

	December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Fair Value
Investment securities:
U.S. Treasury	$139,706	$19	$—	$139,725
State and political subdivisions	603,913	362	35,530	568,745
Corporate bonds and other	14,569	31	507	14,093
MBS: (1)
Residential	569,039	3,202	3,258	568,983
Commercial	5,240	44	536	4,748
Total	$1,332,467	$3,658	$39,831	$1,296,294

HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,039,440	$10,070	$126,233	$923,277
Corporate bonds and other	146,712	488	15,738	131,462
MBS: (1)
Residential	90,619	13	7,263	83,369
Commercial	30,282	—	2,228	28,054
Total	$1,307,053	$10,571	$151,462	$1,166,162

(1)    All MBS issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the years ended December 31, 2024 or 2023. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $105.1 million ($83.0 million, net of tax) at December 31, 2024 and $113.5 million ($89.7 million, net of tax) at December 31, 2023. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.18 billion and $2.28 billion were pledged as of December 31, 2024 and December 31, 2023, respectively, to collateralize borrowings from the FRDW, including from the BTFP, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At December 31, 2024 and December 31, 2023, the amount of excess collateral at the FRDW was $431.7 million and $213.1 million, respectively.

The following tables present the fair value and unrealized losses on AFS and HTM investment securities and MBS, if applicable, for which an allowance for credit losses has not been recorded as of December 31, 2024 or 2023, segregated by major security type and length of time in a continuous loss position (in thousands):

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,089	$64	$398,304	$43,653	$410,393	$43,717
Corporate bonds and other	2,967	33	5,612	368	8,579	401
MBS:
Residential	723,855	6,517	31,527	3,571	755,382	10,088
Commercial	2,223	12	2,489	514	4,712	526
Total	$741,134	$6,626	$437,932	$48,106	$1,179,066	$54,732

HELD TO MATURITY
Investment securities:
State and political subdivisions	$73,272	$1,779	$704,563	$150,918	$777,835	$152,697
Corporate bonds and other	2,212	149	111,392	6,404	113,604	6,553
MBS:
Residential	2,548	292	73,064	8,257	75,612	8,549
Commercial	—	—	27,585	1,982	27,585	1,982
Total	$78,032	$2,220	$916,604	$167,561	$994,636	$169,781

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$26,371	$297	$516,520	$35,233	$542,891	$35,530
Corporate bonds and other	8,103	319	5,071	188	13,174	507
MBS:
Residential	150,865	549	36,864	2,709	187,729	3,258
Commercial	—	—	2,484	536	2,484	536
Total	$185,339	$1,165	$560,939	$38,666	$746,278	$39,831

HELD TO MATURITY
Investment securities:
State and political subdivisions	$16,549	$123	$713,499	$126,110	$730,048	$126,233
Corporate bonds and other	9,956	1,135	114,787	14,603	124,743	15,738
MBS:
Residential	—	—	82,747	7,263	82,747	7,263
Commercial	—	—	28,054	2,228	28,054	2,228
Total	$26,505	$1,258	$939,087	$150,204	$965,592	$151,462

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
As of December 31, 2024 and December 31, 2023, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 421 AFS debt securities in an unrealized loss position at December 31, 2024. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds and private placement bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the specific identification method to model our HTM securities which aligns with our third-party fair value measurement process. As of December 31, 2024, two bonds were rated below investment grade. The model determined any expected credit loss over the life of these securities to be insignificant. Management further evaluated the remote expectation of loss on the remainder of the HTM portfolio, along with the qualitative factors associated with these securities and concluded that, due to the securities being highly rated municipals and primarily investment grade corporates, private placement bonds with a long history of no credit losses, no credit loss should be recognized for these securities for the year ended December 31, 2024 or 2023.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2024, accrued interest receivable on AFS and HTM debt securities totaled $13.6 million and $12.9 million, respectively. As of December 31, 2023, accrued interest receivable on AFS and HTM debt securities totaled $15.4 million and $13.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of December 31, 2024 or 2023.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
U.S. Treasury	$8,538	$11,331	$271
State and political subdivisions	53,186	67,355	57,663
Corporate bonds and other	6,820	7,129	6,007
MBS	45,222	19,450	16,639
Total interest income on securities	$113,766	$105,265	$80,580

There was a $2.5 million net realized loss as a result of sales from the AFS securities portfolio for the year ended December 31, 2024, which consisted of $6.1 million in realized losses and $88,000 in realized gains, offset by a net gain of $3.5 million on the unwind of fair value municipal security hedges in the AFS securities portfolio. There was a $16.0 million net realized loss as a result of sales from the AFS securities portfolio for the year ended December 31, 2023, which consisted of $24.5 million in realized losses and $2.0 million in realized gains, offset by a net gain of $6.5 million on the unwind of fair value municipal security hedges in the AFS securities portfolio. There were no sales from the HTM portfolio during the year ended December 31, 2024, 2023 or 2022.  We calculate realized gains and losses on sales of securities under the specific identification method.

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
The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2024, are presented below by contractual maturity (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$176,153	$176,226
Due after one year through five years	2,299	2,296
Due after five years through ten years	25,117	24,718
Due after ten years	442,970	399,556
	646,539	602,796
MBS:	940,877	931,098
Total	$1,587,416	$1,533,894

	December 31, 2024
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$4,125	$4,111
Due after one year through five years	16,387	16,157
Due after five years through ten years	128,894	121,652
Due after ten years	1,015,601	867,858
	1,165,007	1,009,778
MBS:	114,227	103,704
Total	$1,279,234	$1,113,482

Equity Investments
Equity investments on our consolidated balance sheets include CRA funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At December 31, 2024 and 2023, we had equity investments recorded in our consolidated balance sheets of $9.5 million and $9.7 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the year ended December 31, 2024, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net gains (losses) recognized during the period on equity investments	$(51)	$5,131	$(685)
Less: Net gains recognized during the period on equity investments sold during the period	—	5,058	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(51)	$73	$(685)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at December 31, 2024.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at December 31, 2024, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2024	December 31, 2023
Real estate loans:
Construction	$537,827	$789,744
1-4 family residential	740,396	696,738
Commercial	2,579,735	2,168,451
Commercial loans	363,167	366,893
Municipal loans	390,968	441,168
Loans to individuals	49,504	61,516
Total loans	4,661,597	4,524,510
Less: Allowance for loan losses	44,884	42,674
Net loans	$4,616,713	$4,481,836

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2024 and 2023, these loans totaled $12.1 million and $13.7 million, respectively.  These loans represented 1.5% and 1.8% of shareholders’ equity as of December 31, 2024 and 2023, respectively.
Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve. Some of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the completed property. Commercial construction loans typically have adjustable interest rates and are subject to underwriting standards similar to that of the commercial real estate loan portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2024 consisted of $1.85 billion of owner and non-owner occupied real estate, $697.3 million of loans secured by multi-family properties and $31.4 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$130,555	$122,724	$46,499	$17,710	$3,564	$5,923	$132,096	$459,071
Pass watch	209	—	59,700	—	574	591	16,999	78,073
Special mention	—	—	—	429	—	72	—	501
Substandard	—	112	—	59	—	—	—	171
Doubtful	—	—	—	—	—	11	—	11
Total construction real estate	$130,764	$122,836	$106,199	$18,198	$4,138	$6,597	$149,095	$537,827
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$43,040	$65,458	$153,335	$139,048	$106,116	$226,550	$1,524	$735,071
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	505	—	—	—	505
Substandard	50	225	—	225	1,326	2,833	—	4,659
Doubtful	—	—	—	—	—	161	—	161
Total 1-4 family residential real estate	$43,090	$65,683	$153,335	$139,778	$107,442	$229,544	$1,524	$740,396
Current period gross charge-offs	$—	$31	$—	$—	$10	$220	$—	$261

Commercial real estate:
Pass	$363,370	$410,213	$632,216	$509,927	$132,562	$223,551	$41,568	$2,313,407
Pass watch	—	11,953	65,206	22,440	4,090	24,599	983	129,271
Special mention	3,983	—	79,280	175	—	13,232	—	96,670
Substandard	—	—	27,994	6,409	250	5,649	—	40,302
Doubtful	—	—	—	—	—	85	—	85
Total commercial real estate	$367,353	$422,166	$804,696	$538,951	$136,902	$267,116	$42,551	$2,579,735
Current period gross charge-offs	$—	$—	$—	$—	$—	$78	$—	$78

Commercial loans:
Pass	$83,118	$51,895	$39,449	$13,887	$5,875	$3,091	$155,671	$352,986
Pass watch	—	30	603	787	29	513	4,972	6,934
Special mention	—	327	29	83	—	101	180	720
Substandard	365	99	281	137	22	1	1,100	2,005
Doubtful	31	244	134	61	—	52	—	522
Total commercial loans	$83,514	$52,595	$40,496	$14,955	$5,926	$3,758	$161,923	$363,167
Current period gross charge-offs	$24	$462	$590	$85	$—	$12	$—	$1,173

Municipal loans:
Pass	$1,949	$34,398	$57,862	$64,041	$41,115	$188,309	$—	$387,674
Pass watch	—	—	—	—	892	2,402	—	3,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,949	$34,398	$57,862	$64,041	$42,007	$190,711	$—	$390,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$18,765	$10,881	$7,719	$5,949	$2,900	$949	$2,215	$49,378
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	28	—	—	4	1	35
Doubtful	—	8	67	2	8	6	—	91
Total loans to individuals	$18,765	$10,891	$7,814	$5,951	$2,908	$959	$2,216	$49,504
Current period gross charge-offs (1)	$1,655	$34	$43	$26	$33	$33	$—	$1,824

Total loans	$645,435	$708,569	$1,170,402	$781,874	$299,323	$698,685	$357,309	$4,661,597
Total current period gross charge-offs (1)	$1,679	$551	$633	$111	$43	$343	$—	$3,360
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2024 originations.

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
Construction real estate:
Pass	$132,838	$236,573	$196,311	$37,997	$3,938	$6,457	$144,358	$758,472
Pass watch	—	7,798	—	—	—	—	—	7,798
Special mention	13,166	9,456	698	—	7	—	—	23,327
Substandard	36	—	68	—	—	43	—	147
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$146,040	$253,827	$197,077	$37,997	$3,945	$6,500	$144,358	$789,744
Current period gross charge-offs	$—	$92	$—	$—	$—	$—	$—	$92

1-4 family residential real estate:
Pass	$41,520	$126,981	$145,671	$114,631	$63,710	$196,651	$1,803	$690,967
Pass watch	—	—	—	32	—	—	—	32
Special mention	—	—	—	75	—	—	—	75
Substandard	325	—	73	1,379	—	3,259	74	5,110
Doubtful	—	—	—	163	—	391	—	554
Total 1-4 family residential real estate	$41,845	$126,981	$145,744	$116,280	$63,710	$200,301	$1,877	$696,738
Current period gross charge-offs	$—	$—	$—	$—	$1	$118	$—	$119

Commercial real estate:
Pass	$469,844	$641,577	$495,363	$143,150	$91,085	$189,021	$16,493	$2,046,533
Pass watch	24,300	34,424	255	1,037	333	146	—	60,495
Special mention	17,403	—	—	—	9,746	25,072	—	52,221
Substandard	—	862	95	269	1,565	6,346	—	9,137
Doubtful	—	—	—	—	65	—	—	65
Total commercial real estate	$511,547	$676,863	$495,713	$144,456	$102,794	$220,585	$16,493	$2,168,451
Current period gross charge-offs	$—	$—	$—	$—	$788	$—	$—	$788

Commercial loans:
Pass	$78,090	$62,192	$42,114	$10,708	$4,356	$3,310	$161,153	$361,923
Pass watch	—	128	117	—	—	18	—	263
Special mention	191	174	—	16	—	162	—	543
Substandard	14	2,357	73	—	65	12	821	3,342
Doubtful	238	267	133	—	64	120	—	822
Total commercial loans	$78,533	$65,118	$42,437	$10,724	$4,485	$3,622	$161,974	$366,893
Current period gross charge-offs	$745	$440	$44	$26	$23	$5	$—	$1,283

Municipal loans:
Pass	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$39,028	$61,429	$68,979	$49,746	$39,949	$182,037	$—	$441,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$22,788	$15,503	$11,588	$6,256	$2,180	$941	$2,216	$61,472
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	13	—	—	13
Doubtful	4	17	—	10	—	—	—	31
Total loans to individuals	$22,792	$15,520	$11,588	$6,266	$2,193	$941	$2,216	$61,516
Current period gross charge-offs (1)	$1,682	$54	$61	$20	$6	$99	$—	$1,922

Total loans	$839,785	$1,199,738	$961,538	$365,469	$217,076	$613,986	$326,918	$4,524,510
Total current period gross charge-offs (1)	$2,427	$586	$105	$46	$818	$222	$—	$4,204
(1) Includes $1.7 million in charged off demand deposit overdrafts reported as 2023 originations.

Watch List loans reported as 2024 originations as of December 31, 2024 and Watch List loans reported as 2023 originations as of December 31, 2023 were, for the majority, first originated in various years prior to 2024 and 2023, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$92	$5	$—	$97	$537,730	$537,827
1-4 family residential	3,217	1,328	262	4,807	735,589	740,396
Commercial	2,054	331	—	2,385	2,577,350	2,579,735
Commercial loans	2,881	649	407	3,937	359,230	363,167
Municipal loans	—	—	—	—	390,968	390,968
Loans to individuals	108	48	20	176	49,328	49,504
Total	$8,352	$2,361	$689	$11,402	$4,650,195	$4,661,597

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$474	$—	$29	$503	$789,241	$789,744
1-4 family residential	4,638	774	1,700	7,112	689,626	696,738
Commercial	621	34	40	695	2,167,756	2,168,451
Commercial loans	1,693	347	127	2,167	364,726	366,893
Municipal loans	27	—	—	27	441,141	441,168
Loans to individuals	107	1	10	118	61,398	61,516
Total	$7,560	$1,156	$1,906	$10,622	$4,513,888	$4,524,510

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Nonaccrual loans:
Real estate loans:
Construction	$122	$29
1-4 family residential	1,734	2,093
Commercial	171	528
Commercial loans	1,067	1,208
Loans to individuals	91	31
Total nonaccrual loans (1)	3,185	3,889

Accruing loans past due more than 90 days	—	—
Restructured loans	2	13
OREO	388	99
Repossessed assets	14	—
Total nonperforming assets	$3,589	$4,001
(1)    Includes $63,000 and $506,000 of restructured loans as of December 31, 2024 and December 31, 2023, respectively.
We reversed $72,000 and $89,000 of interest income on nonaccrual loans during the years ended December 31, 2024 and 2023, respectively. We had $650,000 and $1.0 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2024 and 2023, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of December 31, 2024 and 2023, we had $6.9 million and $7.5 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $40,000 and $1.0 million in loans secured by 1-4 family residential property for which formal foreclosure proceedings were in process as of December 31, 2024 and December 31, 2023, respectively.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses. We may provide a combination of modifications which may include an extension of the amortization period, interest rate reduction and/or converting the loan to interest-only for a limited period of time. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the year ended December 31, 2024 were not significant.

The following table sets forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Year Ended December 31, 2024
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$20	$—	$—	$20	1	0.01%
Loans to individuals	—	—	2	2	1	—
Total	$20	$—	$2	$22	2

	Year Ended December 31, 2023
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$603	$—	$64	$667	5	0.18%
Total	$603	$—	$64	$667	5

There were three restructured loans totaling $65,000 and three restructured loans totaling $506,000 included in nonperforming assets as of December 31, 2024 and December 31, 2023, respectively.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of December 31, 2024 and December 31, 2023, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At December 31, 2024, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off	(24)	(261)	(78)	(1,173)	—	(1,824)	(3,360)
Recoveries of loans charged-off	—	99	6	386	—	942	1,433
Net loans (charged-off) recovered	(24)	(162)	(72)	(787)	—	(882)	(1,927)
Provision for (reversal of) loan losses	(1,305)	102	3,332	1,149	(3)	862	4,137
Balance at end of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884

	Year Ended December 31, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off (1)	(92)	(119)	(788)	(1,283)	—	(1,922)	(4,204)
Recoveries of loans charged-off	2	110	1	298	—	1,043	1,454
Net loans (charged-off) recovered	(90)	(9)	(787)	(985)	—	(879)	(2,750)
Provision for (reversal of) loan losses	2,213	676	4,352	836	(26)	858	8,909
Balance at end of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674

	Year Ended December 31, 2022
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,787	$1,866	$26,980	$2,397	$47	$196	$35,273
Loans charged-off	—	(69)	—	(792)	—	(1,723)	(2,584)
Recoveries of loans charged-off	2	107	81	593	—	1,105	1,888
Net loans (charged-off) recovered	2	38	81	(199)	—	(618)	(696)
Provision for (reversal of) loan losses	(625)	269	1,640	37	(2)	619	1,938
Balance at end of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515

(1)    Included in charge-offs for the year ended December 31, 2023 is a $788,000 write down to fair value an $8.1 million commercial real estate loan relationship transferred to held for sale.
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $20.2 million and $21.3 million, respectively.

6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31,
	2024	2023
Premises	$199,348	$189,643
Furniture and equipment	45,145	44,719
	244,493	234,362
Less: Accumulated depreciation	102,845	95,412
Total	$141,648	$138,950
Assets with accumulated depreciation of $851,000 and $1.5 million were written off for the years ended December 31, 2024 and 2023, respectively.
Depreciation expense was $8.3 million, $8.4 million and $8.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. DEPOSITS
Deposits in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2024	December 31, 2023
Noninterest bearing demand deposits:
Private accounts	$1,301,298	$1,322,793
Public accounts	55,854	67,614
Total noninterest bearing demand deposits	1,357,152	1,390,407
Interest bearing deposits:
Private accounts:
Savings accounts	593,322	602,050
Money market demand accounts	375,651	356,506
Platinum money market accounts	431,050	421,505
Interest bearing checking accounts	1,752,997	1,897,017
NOW demand accounts	23,796	14,507
CDs of $250,000 or more	285,426	232,343
CDs under $250,000	658,286	489,584
Total private accounts	4,120,528	4,013,512
Public accounts:
Savings accounts	2,236	2,000
Money market demand accounts	28,502	31,808
Platinum money market accounts	354,965	498,079
Interest bearing checking accounts	83,575	75,573
NOW demand accounts	438,573	370,752
CDs of $250,000 or more	265,697	161,194
CDs under $250,000	3,020	6,356
Total public accounts	1,176,568	1,145,762
Total interest bearing deposits	5,297,096	5,159,274
Total deposits	$6,654,248	$6,549,681
For the years ended December 31, 2024, 2023 and 2022, interest expense on CDs of $250,000 or more was $21.7 million, $13.0 million and $2.1 million, respectively.
At December 31, 2024, the scheduled maturities of CDs, including public accounts, were as follows (in thousands):

2025	$1,152,166
2026	39,036
2027	12,020
2028	5,620
2029	3,587
2030 and thereafter	—
$1,212,429
Brokered deposits may consist of CDs and non-maturity deposits. At December 31, 2024, we had $115.7 million brokered CDs. Brokered non-maturity deposits were $627.1 million at December 31, 2024 with a weighted average cost of 321 basis points. As of December 31, 2023, we had no brokered CDs and $828.0 million in brokered non-maturity deposits with a weighted average cost of 323 basis points. Our current policy allows for maximum brokered deposits of the lesser of $1.05 billion or 12% of total assets.
At December 31, 2024 and 2023, we had approximately $7.9 million and $9.8 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.2 million and $1.3 million at December 31, 2024 and 2023, respectively.

8. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2024	December 31, 2023
Other borrowings:
Balance at end of period	$76,443	$509,820
Average amount outstanding during the period (1)	205,743	436,676
Maximum amount outstanding during the period (2)	597,765	1,030,421
Weighted average interest rate during the period (3)	5.7%	4.9%
Interest rate at end of period (4)	3.6%	5.0%

FHLB borrowings:
Balance at end of period	$731,909	$212,648
Average amount outstanding during the period (1)	601,366	276,584
Maximum amount outstanding during the period (2)	760,046	533,242
Weighted average interest rate during the period (3)	4.1%	2.5%
Interest rate at end of period (5)	3.7%	1.2%
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

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2024 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$76,443	$—	$—	$—	$—	$—	$76,443
FHLB borrowings	730,772	485	406	246	—	—	731,909
Total obligations	$807,215	$485	$406	$246	$—	$—	$808,352

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW and BTFP. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank, TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at December 31, 2024 or 2023. To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2024, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $431.7 million. There were no borrowings from the FRDW at December 31, 2024, and $300.0 million at December 31, 2023. To provide more stability and to assure banks have the ability to meet the needs of all of their depositors, the Federal Reserve created the BTFP in the first quarter of 2023. On March 11, 2024, the Federal Reserve stopped extending new BTFP advances. There were no remaining borrowings from the BTFP at December 31, 2024, compared to $117.7 million at December 31, 2023. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2024, the line had one outstanding letter of credit for $155,000. Southside Bank currently has one outstanding letter of credit from FHLB held as collateral for a loan for $6.1 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $76.4 million at December 31, 2024, and $92.1 million at December 31, 2023, and had maturities of less than one year. Repurchase agreements are secured by investment and MBS securities and are stated at the amount of cash received in connection with the transaction.

FHLB borrowings represent borrowings with fixed interest rates ranging from 0.27% to 4.80% and with remaining maturities of 2 days to 3.8 years at December 31, 2024.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2024, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.72 billion, net of FHLB stock purchases required.

9. LONG-TERM DEBT
Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$92,042	$93,877
Total Subordinated notes	92,042	93,877
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,582	20,578
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,274	60,270
Total Long-term debt	$152,316	$154,147

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $958,000 at December 31, 2024 and $1.1 million at December 31, 2023.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $37,000 at December 31, 2024 and $41,000 at December 31, 2023.

As of December 31, 2024, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
(1)On April 4, 2024 and June 14, 2023, the Company repurchased $2.0 million and $5.0 million, respectively, of the $100.0 million fixed-to-floating rate subordinated notes that mature on November 15, 2030.
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

10. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 29 of its executive officers, which generally provide for payment of an aggregate amount of $9.9 million over a maximum period of 15 years after retirement or death. Of the 29 executives included in the agreements, payments have commenced to nine former executives and/or their beneficiaries. Deferred compensation expense was $330,000, $86,000 and $310,000 for the years ended December 31, 2024, 2023 and 2022, respectively.  At December 31, 2024 and 2023, the deferred compensation plan liability totaled $3.2 million.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $8.9 million, $8.1 million and $8.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.  Our healthcare plan provides health insurance coverage for any retiree having 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  There was one retiree participating in the health insurance plan as of December 31, 2024, 2023 and 2022.
Employee Stock Ownership Plan
We have an ESOP which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $1.0 million to the ESOP for the years ended December 31, 2024, 2023 and 2022.  At December 31, 2024 and 2023, the ESOP owned 352,473 and 366,791 shares of common stock, respectively.  These shares are treated as externally held shares for dividend and earnings per share calculations.
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
Split Dollar Agreements
We entered into split dollar agreements with nine of our executive officers.  The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $5.7 million.  Prior to an executive’s retirement, their individual amount is increased annually on the anniversary date of the agreement by inflation adjustment factors of either 3% or 5%.  As of December 31, 2024, three of the executives remained actively employed with us. Death benefits under this agreement were paid during the years ended December 31, 2024 and 2018, for two retired covered officers and during the year ended December 31, 2013 for one active covered officer. As of December 31, 2024, the estimated death benefits for the six executives totaled $6.0 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. A credit to expense of $28,000 and $95,000 was required to record the post retirement liability associated with the split dollar post retirement bonus for the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2022, the expense was $27,000. For the years ended December 31, 2024 and 2023, the split dollar liability totaled $1.6 million.

401(k) Plan
We have a 401(k) Plan covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2024 and 2023, expense attributable to the 401(k) Plan totaled $2.2 million. For the year ended December 31, 2022, expense attributable to the 401(k) Plan totaled $2.0 million.
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
Retirement Plan assets included no shares of our stock at December 31, 2024, compared to 240,666 shares at December 31, 2023.  Our stock included in the Retirement Plan assets was purchased at fair value.  During 2024, our funded status improved, and at December 31, 2024, we had a funded status of $9.2 million compared to a funded status of $8.4 million at December 31, 2023. The improvement in the funded status was a result of an increase in the discount rate to better reflect the current market conditions at December 31, 2024 compared to December 31, 2023.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan which was remeasured at fair value. The Acquired Retirement Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Retirement Plan were frozen by Omni. No further benefits have been or will be earned by employees since that date. In addition, no new participants may be added to the Acquired Retirement Plan after December 31, 2006. During 2024, our funded status improved and at December 31, 2024, we had a funded status of $1.1 million compared to a funded status of $839,000 at December 31, 2023. The improvement in the funded status was a result of an increase in the discount rate to better reflect the current market conditions at December 31, 2024 compared to December 31, 2023.
We use a measurement date of December 31 for our plans.

Activity in our defined benefit pension plans and restoration plan were as follows (in thousands):

	Years Ended December 31,
	2024			2023			2022
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$73,165	$2,246	$16,176	$69,869	$2,379	$15,463	$94,170	$3,483	$19,321
Interest cost	3,620	105	859	3,771	126	831	2,741	102	578
Actuarial (gain) loss	(4,182)	(220)	666	3,856	201	555	(22,997)	(1,076)	(3,763)
Benefits paid	(4,296)	(74)	(853)	(4,218)	(61)	(673)	(3,950)	(60)	(673)
Expenses paid	—	—	—	(113)	(88)	—	(95)	(70)	—
Settlements	—	—	—	—	(311)	—	—	—	—
Benefit obligation at end of year	68,307	2,057	16,848	73,165	2,246	16,176	69,869	2,379	15,463
Change in Plan Assets:
Fair value of plan assets at end of prior year	81,551	3,085	—	76,735	3,128	—	97,439	3,871	—
Actual return	233	141	—	9,147	417	—	(16,659)	(613)	—
Employer contributions	—	—	853	—	—	673	—	—	673
Benefits paid	(4,296)	(74)	(853)	(4,218)	(61)	(673)	(3,950)	(60)	(673)
Expenses paid	—	—	—	(113)	(88)	—	(95)	(70)	—
Settlements	—	—	—	—	(311)	—	—	—	—
Fair value of plan assets at end of year	77,488	3,152	—	81,551	3,085	—	76,735	3,128	—
(Un)Funded status at end of year	9,181	1,095	(16,848)	8,386	839	(16,176)	6,866	749	(15,463)
Accrued benefit (liability) asset recognized	$9,181	$1,095	$(16,848)	$8,386	$839	$(16,176)	$6,866	$749	$(15,463)
Accumulated benefit obligation at end of year	$68,307	$2,057	$16,848	$73,165	$2,246	$16,176	$69,869	$2,379	$15,463

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2024			2023			2022
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Recognition of net loss	$578	$—	$51	$726	$—	$30	$640	$—	$255
Recognition of gain due to settlement	—	—	—	—	(16)	—	—	—	—
Net gain (loss) occurring during the year	(442)	180	(666)	718	29	(555)	493	231	3,763
	136	180	(615)	1,444	13	(525)	1,133	231	4,018
Deferred tax (expense) benefit	(29)	(37)	129	(303)	(3)	110	(238)	(48)	(844)
Other comprehensive income (loss), net of tax	$107	$143	$(486)	$1,141	$10	$(415)	$895	$183	$3,174

The noncash adjustment to the employee benefit plan assets and/or liabilities, consisting of changes in net loss, was $299,000 and $(948,000) for the years ended December 31, 2024 and 2023, respectively.
Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net loss	$578	$—	$51	$726	$—	$30
Deferred tax expense	(121)	—	(11)	(153)	—	(6)
Accumulated other comprehensive income (loss), net of tax	$457	$—	$40	$573	$—	$24

Amounts recognized as a component of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net gain (loss)	$(21,220)	$293	$(3,126)	$(21,356)	$113	$(2,511)
Deferred tax (expense) benefit	4,456	(61)	656	4,485	(24)	527
Accumulated other comprehensive income (loss), net of tax	$(16,764)	$232	$(2,470)	$(16,871)	$89	$(1,984)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Years Ended December 31,
	2024	2023	2022
Retirement Plan:
Interest cost	$3,620	$3,771	$2,741
Expected return on assets	(4,857)	(4,573)	(5,845)
Net loss amortization	578	726	640
Net periodic benefit cost (income)	$(659)	$(76)	$(2,464)
Acquired Retirement Plan:
Interest cost	$105	$126	$102
Expected return on assets	(180)	(187)	(232)
Gain recognized due to settlement	—	(16)	—
Net periodic benefit cost (income)	$(75)	$(77)	$(130)
Restoration Plan:
Interest cost	$859	$831	$578
Net loss amortization	51	30	255
Net periodic benefit cost	$910	$861	$833

The Retirement Plan and Acquired Retirement Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations in active markets for identical assets, or market quotations for similar assets in active or non-active markets.  The Retirement Plans’ obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Retirement Plans’ obligations include the discount rate and the estimated future return on plan assets.
The discount rate is determined by matching the future benefit payments of the Retirement Plans to a portfolio of high quality corporate bonds as of the measurement date, December 31, 2024. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Retirement Plans’ liabilities.  We considered broad equity and bond indices, long-term return projections and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2024			December 31, 2023
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Discount rate	5.58%	5.71%	5.47%	5.13%	5.13%	5.13%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Years Ended December 31,
	2024	2023	2022
Retirement Plan:
Discount rate	5.13%	5.46%	2.95%
Expected long-term rate of return on plan assets	6.13%	6.13%	6.13%
Acquired Retirement Plan:
Discount rate	5.13%	5.46%	2.95%
Expected long-term rate of return on plan assets	6.13%	6.13%	6.13%
Restoration Plan:
Discount rate	5.13%	5.46%	2.95%

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

	December 31, 2024		December 31, 2023
	Retirement Plan	Acquired Retirement Plan	Retirement Plan	Acquired Retirement Plan
Level 1:
Cash	$—	$—	$1,428	$—
Equity securities:
U.S. large cap (1)	—	706	28,506	1,055
U.S. mid cap (2)	—	37	4,323	125
U.S. small cap (3)	—	13	11,907	64
International developed (4)	—	—	9,317	—
International emerging (2)	—	—	1,964	—
International (5)	—	295	—	540
Fixed income securities:
Corporate bonds (6)	—	2,030	—	1,078
U.S. government treasuries (6)	—	—	148	—
Real estate (7)	—	71	—	223
Level 2:
Cash equivalents	1,598	—	5,957	—
Equity securities:
U.S. large cap (8)	4,010	—	—	—
U.S. mid cap (8)	977	—	—	—
U.S. small cap (8)	557	—	—	—
International (8)	1,532	—	—	—
Fixed income securities:
Corporate bonds (6)	—	—	1,893	—
Collective investment funds (9)	68,814	—	—	—
U.S. government agencies (6)	—	—	4,871	—
Municipal bonds (6)	—	—	11,119	—
U.S. agency MBS (10)	—	—	118	—
Total fair value of plan assets	$77,488	$3,152	$81,551	$3,085
(1)For the Retirement Plan, this category was comprised of broadly diversified “passive” and “active” mutual funds. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested mainly in domestic stocks.
(2)For the Retirement Plan, this category was comprised of broadly diversified “active” mutual funds. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested mainly in mutual funds and domestic stocks.
(3)For the Retirement Plan, this category was comprised of broadly diversified “passive” and “active” mutual funds and shares of Southside Bancshares stock. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds and domestic stocks.
(4)This category was comprised of a broadly diversified “passive” and “active” mutual funds.
(5)This category is comprised of pooled separate accounts invested in mutual funds and international stocks.
(6)For the Retirement Plan, this category was comprised of individual investment grade securities that are generally HTM, as well as broadly diversified “active” mutual funds bonds and fixed income securities. The Acquired Retirement Plan assets in this category consist of pooled separate accounts invested in mutual funds, bonds and fixed income securities.
(7)This category is comprised of a pooled separate account invested in commercial real estate and includes mortgage loans which are backed by the associated properties.
(8)This category is comprised of collective investment funds invested in mutual funds.

(9)Funds invest principally in investment grade debt securities, including U.S. Government obligations, corporate bonds and mortgage and asset backed securities.
(10)This category was comprised of individual securities that are generally not HTM.
We did not have any plan assets with Level 3 input fair value measurements at December 31, 2024 or 2023.
During the year ended December 31, 2024, we liquidated and reinvested the assets in the Retirement Plan using a liability-driven investment strategy. Our overall investment strategy is to realize long-term growth of the Retirement Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 89.5% fixed income, 8.5% equities and 2.0% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and REITs.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include government agencies, CDs, corporate bonds, municipal bonds and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used for equity and REITs because of the superior diversification they provide.
As of December 31, 2024, expected future benefit payments related to the Retirement Plan, the Acquired Retirement Plan and the Restoration Plan were as follows (in thousands):

	Retirement Plan	Acquired Retirement Plan	Restoration Plan
2025	$4,620	$180	$980
2026	4,990	120	1,510
2027	5,040	110	1,480
2028	5,110	350	1,510
2029	5,140	70	1,490
2030 through 2034	25,350	650	7,190
	$50,250	$1,480	$14,160
We expect to contribute $852,000 to our Restoration Plan in 2025. We do not expect to make additional contributions to the Retirement Plan or the Acquired Retirement Plan in 2025.
Share-based Incentive Plans
2017 Incentive Plan
On May 10, 2017, our shareholders approved the 2017 Incentive Plan, which is a stock-based incentive compensation plan.  A total of 2,460,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2017 Incentive Plan. This amount includes a number of additional shares (not to exceed 410,000) underlying awards outstanding as of May 10, 2017 under the Company’s 2009 Incentive Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.  Under the 2017 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and qualified performance-based awards or any combination thereof to selected employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2024, there were 883,849 shares remaining available for grant for future awards.
All share data has been adjusted to give retroactive recognition to stock dividends, where applicable. Reference to incentive plans refers to the 2017 Incentive Plan and predecessor incentive plans.
As of December 31, 2024, 2023 and 2022, there were 267,260, 201,315 and 277,600 unvested awards outstanding, respectively.  For the years ended December 31, 2024, 2023 and 2022, there was $2.9 million, $3.2 million and $2.9 million of share-based compensation expense for employees related to the incentive plans, respectively, and $618,000, $671,000 and $605,000 of income tax benefit related to the stock compensation expense, respectively. Director stock compensation expense was $580,000, $359,000, and $342,000 for the years ended December 31, 2024, 2023 and 2022 respectively, and $122,000, $75,000 and $72,000 of income tax benefit related to the director stock compensation expense, respectively.
As of December 31, 2024, 2023 and 2022, there was $6.0 million, $5.7 million and $7.4 million of unrecognized compensation cost related to the incentive plans, respectively.  The remaining cost at December 31, 2024 is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of each NQSO is estimated on the date of grant using a Black-Scholes option pricing model. There were no NQSO grants during the years ended December 31, 2024, 2023 or 2022. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.

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
Shares issued in connection with stock compensation awards along with other related information are presented in the following table (in thousands, except share amounts):

	Years Ended December 31,
	2024	2023	2022
New shares issued from available treasury shares	149,060	99,109	86,500
Proceeds from stock option exercises	$2,624	$1,082	$790
Intrinsic value of stock options exercised	$480	$229	$421

A combined summary of activity in our share-based plans as of December 31, 2024 is presented below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria:

	Restricted Stock Units Outstanding				Stock Options Outstanding
	Service Based		Performance Based
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2024	197,943	$34.76	28,654	$40.18	620,506	$33.76	$6.47
Granted	147,076	27.26	27,800	30.75	—	—	—
Stock options exercised	—	—	—	—	(91,067)	28.83	5.92
Stock awards vested	(69,340)	35.50	—	—	—	—	—
Forfeited	(23,651)	34.59	(5,085)	34.29	—	—	—
Canceled/expired	—	—	—	—	(8,826)	34.83	6.33
Balance, December 31, 2024	252,028	$30.18	51,369	$35.69	520,613	$34.61	$6.57

Other information regarding options outstanding and exercisable as of December 31, 2024 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$26.49	-	$30.00	28,921	$26.68	0.54	28,921	$26.68
30.01	-	35.00	416,351	34.67	3.79	416,351	34.67
35.01	-	37.28	75,341	37.28	1.75	75,341	37.28
Total			520,613	$34.61	3.31	520,613	$34.61
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $147,000 for both at December 31, 2024. The weighted-average remaining contractual life of options exercisable at December 31, 2024 was 3.3 years.

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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $790.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At December 31, 2024, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $7.5 million.
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
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value of the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the hedged item. During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer method. This approach allows us to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level hedging adjustment on our hedged MBS portfolio and hedged loan portfolio has not been attributed to the individual AFS securities or individual loans in our balance sheet. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. During 2024 and 2023, we terminated some of our securities fair value hedging relationships and sold the majority of the hedged items. As a result of the sale, the cumulative adjustments to the carrying amount was a fair value net gain of $3.5 million and $6.5 million recognized in earnings and recorded in noninterest income during the years ended December 31, 2024 and 2023, respectively.

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Securities AFS (1) (3)	$903,168	$487,486	$16,617	$13,642
Loans (1) (3)	265,845	—	1,545	—
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of December 31, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $558.5 million, the amount of the designated hedged items were $134.0 million and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $1.1 million. As of December 31, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $265.8 million, the amount of the designated hedged items were $155.0 million and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a gain of $1.5 million.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $4.8 million and a loss of $3.7 million, respectively, at December 31, 2024. There were no discontinued hedges as of December 31, 2023.

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
At December 31, 2024 and 2023, net derivative assets included $49.9 million and $46.8 million, respectively, of cash collateral received from counterparties under master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2024			December 31, 2023
	Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$790,000	$12,625	$1,078	$1,010,000	$24,223	$6,910
Swaps-Fair Value Hedge-Financial institution counterparties	602,950	18,331	217	453,440	13,658	16
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	408,749	21,534	1,321	248,073	18,249	509
Swaps-Customer counterparties	408,749	1,321	21,534	248,073	509	18,249
Gross derivatives		53,811	24,150		56,639	25,684
Offsetting derivative assets/liabilities		(2,616)	(2,616)		(7,435)	(7,435)
Cash collateral received/posted		(49,874)	—		(46,760)	—
Net derivatives included in the consolidated balance sheets (2)		$1,321	$21,534		$2,444	$18,249
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At December 31, 2024, we had no credit exposure related to interest rate swaps with financial institutions and $1.3 million related to interest rate swaps with customers. At December 31, 2023, we had $1.9 million credit exposure related to interest rate swaps with financial institutions and $509,000 related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at December 31, 2024 and December 31, 2023:

	December 31, 2024				December 31, 2023
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$790,000	1.6	4.60%	2.62%	$1,010,000	2.3	5.44%	2.65%
Swaps-Fair Value hedge
Financial institution counterparties	602,950	3.0	4.76%	3.33%	453,440	5.4	5.37%	3.13%
Swaps-Non-hedging
Financial institution counterparties	408,749	5.4	4.65%	3.39%	248,073	7.4	5.84%	2.88%
Customer counterparties	408,749	5.4	3.39%	4.65%	248,073	7.4	2.88%	5.84%

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Years Ended December 31,
	2024	2023	2022
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$13,833	$15,225	$3,575
Gain (loss) included in interest expense on FHLB borrowings	8,209	8,432	63
Gain (loss) included in interest expense on other borrowings	—	887	—
	22,042	24,544	3,638
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	8,646	12,834	422
Gain (loss) included in interest income on MBS	1,167	—	—
Gain (loss) included in interest income on loans	999	—	—
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	1,458	352	472

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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at December 31, 2024 and 2023.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2024 and 2023, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2024
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$173,956	$173,956	$—	$—
State and political subdivisions	414,332	—	414,332	—
Corporate bonds and other	14,508	—	14,508	—
MBS: (1)
Residential	926,386	—	926,386	—
Commercial	4,712	—	4,712	—
Equity investments:
Equity investments	5,257	5,257	—	—
Derivative assets:
Interest rate swaps	53,811	—	53,811	—
Total asset recurring fair value measurements	$1,592,962	$179,213	$1,413,749	$—

Derivative liabilities:
Interest rate swaps	$24,150	$—	$24,150	$—
Total liability recurring fair value measurements	$24,150	$—	$24,150	$—

Nonrecurring fair value measurements
Foreclosed assets	$402	$—	$—	$402
Collateral-dependent loans (2)	6,726	—	—	6,726
Total asset nonrecurring fair value measurements	$7,128	$—	$—	$7,128

	December 31, 2023
		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$139,725	$139,725	$—	$—
State and political subdivisions	568,745	—	568,745	—
Corporate bonds and other	14,093	—	14,093	—
MBS: (1)
Residential	568,983	—	568,983	—
Commercial	4,748	—	4,748	—
Equity investments:
Equity investments	5,308	5,308	—	—
Derivative assets:
Interest rate swaps	56,639	—	56,639	—
Total asset recurring fair value measurements	$1,358,241	$145,033	$1,213,208	$—

Derivative liabilities:
Interest rate swaps	$25,684	$—	$25,684	$—
Total liability recurring fair value measurements	$25,684	$—	$25,684	$—

Nonrecurring fair value measurements
Foreclosed assets	$99	$—	$—	$99
Collateral-dependent loans (2)	7,000	—	—	7,000
Total asset nonrecurring fair value measurements	$7,099	$—	$—	$7,099
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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$426,161	$426,161	$426,161	$—	$—
Investment securities:
HTM, at carrying value	1,165,007	1,009,778	—	1,009,778	—
MBS:
HTM, at carrying value	114,227	103,704	—	103,704	—
FHLB stock, at cost	33,818	33,818	—	33,818	—
Equity investments	4,210	4,210	—	4,210	—
Loans, net of allowance for loan losses	4,616,713	4,499,646	—	—	4,499,646
Loans held for sale	1,946	1,946	—	1,946	—
Financial Liabilities:
Deposits	$6,654,248	$6,646,510	$—	$6,646,510	$—
Other borrowings	76,443	76,399	—	76,399	—
FHLB borrowings	731,909	727,177	—	727,177	—
Subordinated notes, net of unamortized debt issuance costs	92,042	88,999	—	88,999	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	56,172	—	56,172	—

		Estimated Fair Value
December 31, 2023	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$560,510	$560,510	$560,510	$—	$—
Investment securities:
HTM, at carrying value	1,186,152	1,054,739	—	1,054,739	—
MBS:
HTM, at carrying value	120,901	111,423	—	111,423	—
FHLB stock, at cost	11,936	11,936	—	11,936	—
Equity investments	4,383	4,383	—	4,383	—
Loans, net of allowance for loan losses	4,481,836	4,198,879	—	—	4,198,879
Loans held for sale	10,894	10,894	—	10,894	—
Financial liabilities:
Deposits	$6,549,681	$6,534,929	$—	$6,534,929	$—
Other borrowings	509,820	510,242	—	510,242	—
FHLB borrowings	212,648	202,750	—	202,750	—
Subordinated notes, net of unamortized debt issuance costs	93,877	86,285	—	86,285	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,270	57,480	—	57,480	—

13. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.44, $1.42 and $1.40 per share for the years ended December 31, 2024, 2023 and 2022, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2024, we exceeded all regulatory minimum capital requirements.

As of December 31, 2024, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%
December 31, 2023
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$690,296	12.28%	$252,954	4.50%	N/A	N/A
Bank Only	$836,228	14.88%	$252,865	4.50%	$365,249	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$748,755	13.32%	$337,273	6.00%	N/A	N/A
Bank Only	$836,228	14.88%	$337,153	6.00%	$449,537	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$884,095	15.73%	$449,697	8.00%	N/A	N/A
Bank Only	$877,691	15.62%	$449,537	8.00%	$561,922	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$748,755	9.39%	$318,906	4.00%	N/A	N/A
Bank Only	$836,228	10.49%	$318,814	4.00%	$398,517	5.00%
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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a DRIP which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2024, 38,286 shares were issued under this plan at an average price per share of $30.29, reflective of other trades at the time of each sale.  For the years ended December 31, 2023 and December 31, 2022, 38,884 and 31,853 shares, respectively, were issued under this plan at an average price per share of $31.48 and $38.70, respectively, reflective of other trades at the time of each sale.
We repurchased 57,966 shares of our common stock at a cost of $1.5 million during the year ended December 31, 2024, 1,435,193 shares of common stock at a cost of $45.1 million during the year ended December 31, 2023, and 923,775 shares of common stock at a cost of $33.8 million during the year ended December 31, 2022. Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. Our board of directors continually evaluates the Company's capital needs and those of the Bank and may, at its discretion, initiate, modify or discontinue an authorized repurchase plan without notice.
15. INCOME TAXES
The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current income tax expense	$19,909	$16,547	$14,700
Deferred income tax expense (benefit)	(1,026)	(2,110)	(89)
Income tax expense	$18,883	$14,437	$14,611

The components of the net deferred tax asset/liability as of December 31, 2024 and 2023 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$9,426	$
Retirement and other benefit plans		2,674
Premises and equipment		8,196
Operating lease liabilities	3,313
Operating lease ROU assets		2,911
Core deposit intangible		132
Unrealized losses on securities AFS	33,466
Effective hedging derivatives		4,926
Fair value adjustment on loans	385
Unfunded status of defined benefit plan	5,051
State business tax credit	121
Stock-based compensation	1,404
Other	165
Gross deferred tax assets/liabilities	53,331	18,839
Net deferred tax asset at December 31, 2024	$34,492

Allowance for loan losses	$8,962	$
Retirement and other benefit plans		2,529
Premises and equipment		8,852
Operating lease liabilities	3,508
Operating lease ROU assets		3,116
Core deposit intangible		292
Unrealized losses on securities AFS	31,820
Effective hedging derivatives		6,268
Fair value adjustment on loans	436
Unfunded status of defined benefit plan	4,988
State business tax credit	181
Stock-based compensation	1,294
Other	294
Gross deferred tax assets/liabilities	51,483	21,057
Net deferred tax asset at December 31, 2023	$30,426
A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$22,549	21.0%	$21,237	21.0%	$25,123	21.0%
Increase (decrease) in taxes from:
Tax exempt interest	(3,797)	(3.5)%	(6,107)	(6.0)%	(10,345)	(8.6)%
BOLI	(893)	(0.8)%	(1,222)	(1.2)%	(555)	(0.5)%
Share-based compensation	24	—	89	0.1%	(93)	(0.1)%
State business tax	883	0.8%	353	0.3%	312	0.3%
Other, net	117	0.1%	87	0.1%	169	0.1%
Income tax expense	$18,883	17.6%	$14,437	14.3%	$14,611	12.2%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021 or Texas state tax examinations by tax authorities for years before 2020.  No valuation allowance was recorded at December 31, 2024 or 2023 as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at December 31, 2024 or 2023.

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
Our leases have remaining lease terms ranging from 1.2 years to 15.7 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 90 days. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
Balance sheet information related to leases was as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating leases:
Operating lease ROU assets	$13,860	$14,837
Operating lease liabilities	$15,779	$16,704
The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$1,858	$1,802	$1,773

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows for operating leases	$1,799	$1,716	$1,644
ROU assets obtained in exchange for new operating lease liabilities	$556	$809	$1,531

Additional information related to leases was as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	12.1	13.0
Weighted average discount rate	3.31%	3.27%

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2024 were as follows (in thousands):

Year ending December 31,
2025	$1,675
2026	1,824
2027	1,707
2028	1,675
2029	1,505
2030 and thereafter	10,785
Total lease payments	19,171
Less: Interest	(3,392)
Present value of lease liabilities	$15,779
We also lease certain of our owned facilities or portions thereof to third parties. Our primary leased facility is a 202,000 square-foot office building in Fort Worth, Texas that is used for a branch location and certain bank operations. We occupy approximately 35,000 square feet of the building and lease the remaining space to various tenants. Some of these leases contain options to extend and options to terminate at the discretion of the tenant.
Operating lease income received from tenants who rent our properties is reported as a reduction to occupancy expense on our consolidated statements of income. The underlying assets associated with these operating leases are included in premises and equipment on our consolidated balance sheets.
Gross rental income from these leases were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gross rental income	$3,151	$3,584	$3,173

At December 31, 2024, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2025	$3,099
2026	3,646
2027	2,801
2028	1,933
2029	1,595
2030 and thereafter	6,293
Total lease payments	$19,367

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Balance at beginning of period	$3,932	$3,687	$2,384
Provision for (reversal of) off-balance-sheet credit exposures	(791)	245	1,303
Balance at end of period	$3,141	$3,932	$3,687

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2024	December 31, 2023

Commitments to extend credit	$865,178	$1,082,327
Standby letters of credit	16,532	10,823
Total	$881,710	$1,093,150

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
Securities. In the normal course of business we buy and sell securities.  At December 31, 2024 and December 31, 2023, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at December 31, 2024 or December 31, 2023.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Our market areas primarily include East and Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas. Part of the risk associated with real estate loans has been mitigated since 19.2% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
The MBS we hold consist exclusively of U.S. agency securities which are either directly or indirectly backed by the full faith and credit of the U.S. Government or guaranteed by GSEs.  The GNMA MBS are backed by the full faith and credit of the U.S. Government. The Fannie Mae and Freddie Mac U.S. agency GSE guaranteed MBS are not backed by the full faith and credit of the U.S. government.

19. SEGMENT REPORTING
Operating segments are components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Individual bank branches across our market areas offer a full range of financial services to individuals, businesses, municipal entities and nonprofit organizations in the communities that we serve. These services include consumer and commercial loans, deposit accounts, wealth management, trust and brokerage services.
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations. Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit-sharing plans.
While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has determined that all of its market areas consisting of East Texas, Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas, meet the aggregation criteria in accordance with GAAP since each of its banking market areas offer similar products and services, operate in a similar manner, have similar customers, report to the same regulatory authority and are located in a single geographic area (Texas). Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking. The Company’s chief operating decision maker, the Chief Executive Officer, uses consolidated net income results to make operating and strategic decisions. See the consolidated statements of income for significant expenses and net income. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The accounting policies are described in the summary of significant accounting policies. Refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report for a detailed description of our accounting policies.

20. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2024	2023
ASSETS
Cash and due from banks	$17,360	$5,097
Investment in bank subsidiaries at equity in underlying net assets	940,948	917,035
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	5,342	4,765
Total assets	$965,476	$928,723
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes, net of unamortized debt issuance costs	$92,042	$93,877
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	60,270
Other liabilities	1,218	1,288
Total liabilities	153,534	155,435
Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,077,992 shares issued at December 31, 2024 and 38,039,706 shares issued at December 31, 2023)	47,598	47,550
Paid-in capital	793,586	788,840
Retained earnings	326,793	282,355
Treasury stock: (shares at cost, 7,699,182 at December 31, 2024 and 7,790,276 at December 31, 2023)	(231,137)	(231,995)
AOCI	(124,898)	(113,462)
Total shareholders’ equity	811,942	773,288
Total liabilities and shareholders’ equity	$965,476	$928,723

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
Income
Dividends from subsidiary	$65,000	$85,000	$85,000
Interest income	138	135	72
Other	178	587	—
Total income	65,316	85,722	85,072
Expense
Interest expense	8,395	8,424	6,412
Other	3,201	3,319	3,148
Total expense	11,596	11,743	9,560
Income before income tax expense	53,720	73,979	75,512
Income tax benefit	2,368	2,314	1,992
Income before equity in undistributed earnings of subsidiaries	56,088	76,293	77,504
Equity in undistributed earnings of subsidiaries	32,406	10,399	27,516
Net income	$88,494	$86,692	$105,020

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022

OPERATING ACTIVITIES:
Net income	$88,494	$86,692	$105,020
Adjustments to reconcile net income to net cash provided by operations:
Amortization	152	159	145
Stock compensation expense	580	360	342
Equity in undistributed earnings of subsidiaries	(32,406)	(10,399)	(27,516)
(Gain on purchase) loss on redemption of subordinated notes	(178)	(587)	—
Net change in other assets	(577)	(354)	(27)
Net change in other liabilities	(70)	303	204
Net cash provided by operating activities	55,995	76,174	78,168
INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Purchase/redemption of subordinated notes	(1,805)	(4,365)	—
Purchase of common stock	(1,505)	(45,074)	(33,708)
Proceeds from issuance of common stock	3,208	1,709	1,522
Cash dividends paid	(43,630)	(43,582)	(44,936)
Net cash (used in) provided by financing activities	(43,732)	(91,312)	(77,122)

Net increase (decrease) in cash and cash equivalents	12,263	(15,138)	1,046
Cash and cash equivalents at beginning of period	5,097	20,235	19,189
Cash and cash equivalents at end of period	$17,360	$5,097	$20,235

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
    Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 27, 2025

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2025

ITEM 9B. OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	02/22/2018	0-12247

3.3	Amendment to the Amended and Restated Bylaws of Southside Bancshares, Inc.		3.1	8-K	11/08/2024	0-12247
(4)	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities of the Registrant Registered Under Section 12.		4.1	10-K	02/28/2020	0-12247

4.2	Indenture, dated as of November 6, 2020, by and between the Company and UMB Bank, National Association, as Trustee, including the form of the Notes attached as Exhibit A-2 thereto.		4.1	8-K	11/9/2020	0-12247

4.3	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (as filed with the Registrant’s Form 10-K for the year ended June 30, 1990).		**10 (b)	10-K	1991

10.2	Retirement Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.).		**10 (c)	10-K	1993

10.3	Deferred Compensation Agreement dated June 30, 1994 by and between Southside Bank and Lee Gibson, as amended October 15, 1997.		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated January 15, 2009, by and between Southside Bank and Julie Shamburger.		**10.4	10-K	02/26/2021	0-12247

10.5	First Amendment to Deferred Compensation Agreement dated February 25, 2021, by and between Southside Bank and Julie Shamburger.		**10.5	10-K	02/26/2021	0-12247

10.6	Deferred Compensation Agreement dated December 12, 2008, by and between Southside Bank and Tim Alexander.		**10.2	10-Q	04/28/2017	0-12247

10.7	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe.		**10.7	10-K	02/28/2018	0-12247

10.8	Deferred Compensation Agreement dated August 21, 2023, by and between Southside Bank and Keith Donahoe.	X

10.9	First Amendment to Deferred Compensation Agreement dated December 19, 2024, by and between Southside Bank and Keith Donahoe.	X

10.10	Split Dollar Agreement dated September 7, 2004 with Lee R. Gibson, III.		**10 (i)	8-K	10/19/2004	3-17203

10.11	Split Dollar Agreement dated February 25, 2021 with Julie Shamburger.		**10.9	10-K	02/26/2021	0-12247

10.12	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson.		**10 (l)	8-K	10/26/2007	3-17203

10.13	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger.		**10.1	10-Q	04/28/2017	0-12247

10.14	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe.		**10.14	10-K	02/28/2018	0-12247

10.15	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and T.L. Arnold.		**10.5	S-4	07/18/2014	3-196817

10.16	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger.		**10.1	10-Q	10/26/2018	0-12247

10.17	Employment Agreement dated January 23, 2025, by and between Southside Bank and Keith Donahoe.	X

10.18	Southside Bancshares, Inc. 2009 Incentive Plan.		**99.1	8-K	04/20/2009	3-17203

10.19	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.		**10.1	10-Q	08/08/2011	3-17203

10.20	Southside Bancshares, Inc. 2017 Incentive Plan.		**10.1	8-K	05/12/2017	0-12247

10.21	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for employee grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.		**10.2	10-Q	10/27/2017	0-12247

10.22	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.		**10.3	10-Q	10/27/2017	0-12247

10.23	Form of Note Purchase Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.		10.1	8-K	11/9/2020	0-12247

10.24	Form of Registration Rights Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.		10.2	8-K	11/9/2020	0-12247

10.25	Southside Bancshares, Inc. Annual Incentive Program.		**10.1	8-K	06/21/2021	0-12247

10.26	Form of Southside Bancshares, Inc. Performance-Based Restricted Stock Unit Award Agreement for grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.		**10.1	10-Q	04/28/2022	0-12247

10.27	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for director grant of Units pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.	X

(19)	Insider trading policies and procedures
19	Insider Trading Policy	X

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97	Compensation Recoupment Policy	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 27, 2025	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
Chief Executive Officer
(Principal Executive Officer)

DATE:	February 27, 2025	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

DATE:	February 27, 2025	BY:	/s/ April M. Pinkley
April M. Pinkley, CPA
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	H. J. Shands, III	Chairman of the Board	February 27, 2025
	H. J. Shands, III	and Director

/s/	John R. (Bob) Garrett	Vice Chairman of the Board	February 27, 2025
	John R. (Bob) Garrett	and Director

/s/	Lee R. Gibson	Chief Executive Officer	February 27, 2025
	Lee R. Gibson	and Director

/s/	Lawrence Anderson	Director	February 27, 2025
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 27, 2025
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 27, 2025
Michael J. Bosworth

/s/	Kirk A. Calhoun	Director	February 27, 2025
Kirk A. Calhoun

/s/	Patricia A. Callan	Director	February 27, 2025
Patricia A. Callan

/s/	Shannon Dacus	Director	February 27, 2025
Shannon Dacus

/s/	Alton L. Frailey	Director	February 27, 2025
Alton L. Frailey

/s/	George H. (Trey) Henderson, III	Director	February 27, 2025
George H. (Trey) Henderson, III

/s/	Tony K. Morgan	Director	February 27, 2025
Tony K. Morgan

/s/	John F. Sammons, Jr.	Director	February 27, 2025
John F. Sammons, Jr.

/s/	Preston L. Smith	Director	February 27, 2025
Preston L. Smith

/s/	Donald W. Thedford	Director	February 27, 2025
Donald W. Thedford