Form 10-Q
period 2025-03-31
SOUTHSIDE BANCSHARES INC
filed 2025-04-30
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 28, 2025 was 30,213,963 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2024 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K filed with the SEC on February 27, 2025
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Aid Act	Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Southside Bancshares, Inc. |1

Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024

ASSETS
Cash and due from banks	$103,359	$91,409
Interest earning deposits	293,364	281,945
Federal funds sold	34,248	52,807
Total cash and cash equivalents	430,971	426,161
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,509,152 and $1,587,416, respectively)	1,457,939	1,533,894
Securities HTM (estimated fair value of $1,109,108 and $1,113,482, respectively)	1,278,330	1,279,234
FHLB stock, at cost	34,208	33,818
Equity investments	9,458	9,467
Loans held for sale	903	1,946
Loans:
Loans	4,567,239	4,661,597
Less: Allowance for loan losses	(44,623)	(44,884)
Net loans	4,522,616	4,616,713
Premises and equipment, net	142,245	141,648
Operating lease ROU assets	13,527	13,860
Goodwill	201,116	201,116
Other intangible assets, net	1,531	1,754
Interest receivable	36,245	46,724
Deferred tax asset, net	36,646	34,492
BOLI	137,962	138,313
Other assets	39,603	38,308
Total assets	$8,343,300	$8,517,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,379,641	$1,357,152
Interest bearing	5,211,210	5,297,096
Total deposits	6,590,851	6,654,248
Other borrowings	79,698	76,443
FHLB borrowings	611,719	731,909
Subordinated notes, net of unamortized debt issuance costs	92,078	92,042
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,276	60,274
Operating lease liabilities	15,454	15,779
Other liabilities	76,601	74,811
Total liabilities	7,526,677	7,705,506

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,086,889 shares issued at March 31, 2025 and 38,077,992 shares issued at December 31, 2024)	47,609	47,598
Paid-in capital	794,385	793,586
Retained earnings	337,230	326,793
Treasury stock: (shares at cost, 7,676,507 at March 31, 2025 and 7,699,182 at December 31, 2024)	(230,787)	(231,137)
AOCI	(131,814)	(124,898)
Total shareholders’ equity	816,623	811,942
Total liabilities and shareholders’ equity	$8,343,300	$8,517,448
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans	$67,590	$68,211
Taxable investment securities	6,363	6,967
Tax-exempt investment securities	8,481	11,088
MBS	13,523	10,119
FHLB stock and equity investments	483	333
Other interest earning assets	3,848	6,040
Total interest and dividend income	100,288	102,758
Interest expense:
Deposits	37,247	38,198
FHLB borrowings	5,837	5,950
Subordinated notes	932	956
Trust preferred subordinated debentures	1,014	1,175
Other borrowings	1,406	3,131
Total interest expense	46,436	49,410
Net interest income	53,852	53,348
Provision for (reversal of) credit losses	758	58
Net interest income after provision for credit losses	53,094	53,290
Noninterest income:
Deposit services	5,829	5,985
Net gain (loss) on sale of securities AFS	(554)	(18)
Gain (loss) on sale of loans	55	(436)
Trust fees	1,765	1,336
BOLI	799	784
Brokerage services	1,120	1,014
Other	1,209	1,059
Total noninterest income	10,223	9,724
Noninterest expense:
Salaries and employee benefits	22,382	23,113
Net occupancy	3,404	3,362
Advertising, travel & entertainment	924	950
ATM expense	378	325
Professional fees	1,520	1,154
Software and data processing	2,839	2,856
Communications	383	449
FDIC insurance	947	943
Amortization of intangibles	223	337
Other	4,089	3,392
Total noninterest expense	37,089	36,881
Income before income tax expense	26,228	26,133
Income tax expense	4,721	4,622
Net income	$21,507	$21,511

Earnings per common share – basic	$0.71	$0.71
Earnings per common share – diluted	$0.71	$0.71
Cash dividends paid per common share	$0.36	$0.36
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$21,507	$21,511
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(6,213)	(5,887)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,014	2,023
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	554	18
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	(3,151)	13,616
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(2,573)	(6,642)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	614	167
Other comprehensive income (loss), before tax	(8,755)	3,295
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,839	(692)
Other comprehensive income (loss), net of tax	(6,916)	2,603
Comprehensive income (loss)	$14,591	$24,114

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,598	$793,586	$326,793	$(231,137)	$(124,898)	$811,942
Net income	—	—	21,507	—	—	21,507
Other comprehensive income (loss)	—	—	—	—	(6,916)	(6,916)
Issuance of common stock for dividend reinvestment plan (8,897 shares)	11	253	—	—	—	264
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (22,675 shares)	—	(368)	(130)	350	—	(148)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,940)	—	—	(10,940)
Balance at March 31, 2025	$47,609	$794,385	$337,230	$(230,787)	$(131,814)	$816,623

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,550	$788,840	$282,355	$(231,995)	$(113,462)	$773,288
Net income	—	—	21,511	—	—	21,511
Other comprehensive income (loss)	—	—	—	—	2,603	2,603
Issuance of common stock for dividend reinvestment plan (10,683 shares)	13	293	—	—	—	306
Stock compensation expense	—	756	—	—	—	756
Net issuance of common stock under employee stock plans (23,575 shares)	—	75	(95)	370	—	350
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,892)	—	—	(10,892)
Balance at March 31, 2024	$47,563	$789,964	$292,879	$(231,625)	$(110,859)	$787,922

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$21,507	$21,511
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,615	2,468
Securities premium amortization (discount accretion), net	1,709	1,686
Loan (discount accretion) premium amortization, net	232	114
Provision for (reversal of) credit losses	758	58
Stock compensation expense	914	756
Deferred tax expense (benefit)	(315)	(142)
Net (gain) loss on sale of AFS securities	554	18
Net loss on premises and equipment	5	6
Gross proceeds from sales of loans held for sale	3,383	4,824
Gross originations of loans held for sale	(2,340)	(2,778)
Net (gain) loss on consumer receivables	—	512
Net change in:
Interest receivable	10,479	10,773
Other assets	656	17,911
Interest payable	1,147	(1,612)
Other liabilities	(17,364)	2,187
Net cash provided by (used in) operating activities	23,940	58,292

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(218,691)	(386,212)
Sales	120,242	917
Maturities, calls and principal repayments	175,596	264,068
Securities HTM:
Maturities, calls and principal repayments	1,577	879
Proceeds from redemption of FHLB stock and equity investments	—	29,930
Purchases of FHLB stock and equity investments	(381)	(45,815)
Net loan paydowns (originations)	94,944	(53,390)
Proceeds from sales of customer receivables	—	7,600
Purchases of premises and equipment	(2,419)	(2,565)
Proceeds from (purchases of) BOLI	1,174	1,549
Proceeds from sales of premises and equipment	—	(2)
Proceeds from sales of repossessed assets	9	91
Net cash provided by (used in) investing activities	172,051	(182,950)

(continued)

Southside Bancshares, Inc. | 7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2025	2024
FINANCING ACTIVITIES:
Net change in deposits	(63,422)	(3,926)
Net change in other borrowings	3,255	(52,135)
Proceeds from FHLB borrowings	1,670,000	1,580,000
Repayment of FHLB borrowings	(1,790,190)	(1,480,182)
Proceeds from stock option exercises	71	434
Cash paid to tax authority related to tax withholding on share-based awards	(219)	(84)
Proceeds from the issuance of common stock for dividend reinvestment plan	264	306
Cash dividends paid	(10,940)	(10,892)
Net cash provided by (used in) financing activities	(191,181)	33,521

Net increase (decrease) in cash and cash equivalents	4,810	(91,137)
Cash and cash equivalents at beginning of period	426,161	560,510
Cash and cash equivalents at end of period	$430,971	$469,373

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$45,289	$51,022
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$54	$113
Unsettled trades to purchase securities	$—	$(7,160)
Unsettled trades to sell securities	$—	$6,406
Unsettled trades to repurchase common stock	$—	$—

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our 2024 Form 10-K.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and Diluted Earnings:
Net income	$21,507	$21,511
Less: Earnings allocated to participating securities	15	12
Net income available to common shareholders	$21,492	$21,499
Basic weighted-average shares outstanding	30,390	30,262
Add: Stock awards	93	43
Diluted weighted-average shares outstanding	30,483	30,305
Basic earnings per share:
Net income	$0.71	$0.71
Diluted earnings per share:
Net income	$0.71	$0.71
For the three months ended March 31, 2025, there were approximately 556,000 anti-dilutive shares outstanding. For the three months ended March 31, 2024, there were 630,000 anti-dilutive shares outstanding.
Southside Bancshares, Inc. |9

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(6,213)	(3,151)	—	(9,364)
Reclassification adjustments included in net income	2,568	(2,573)	614	609
Income tax (expense) benefit	766	1,202	(129)	1,839
Net current-period other comprehensive income (loss), net of tax	(2,879)	(4,522)	485	(6,916)
Ending balance, net of tax	$(115,078)	$1,781	$(18,517)	$(131,814)

	Three Months Ended March 31, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(5,887)	13,616	—	7,729
Reclassification adjustments included in net income	2,041	(6,642)	167	(4,434)
Income tax (expense) benefit	807	(1,465)	(34)	(692)
Net current-period other comprehensive income (loss), net of tax	(3,039)	5,509	133	2,603
Ending balance, net of tax	$(110,538)	$18,312	$(18,633)	$(110,859)

Southside Bancshares, Inc. |10

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,014)	$(2,023)
Tax (expense) benefit	423	425
Net of tax	(1,591)	(1,598)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(554)	(18)
Tax (expense) benefit	116	4
Net of tax	(438)	(14)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	2,573	6,642
Tax (expense) benefit	(540)	(1,395)
Net of tax	2,033	5,247

Amortization of pension plan:
Net actuarial loss (4)	(614)	(167)
Tax (expense) benefit	129	34
Net of tax	(485)	(133)
Total reclassifications for the period, net of tax	$(481)	$3,502
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
Southside Bancshares, Inc. |11

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of March 31, 2025 and December 31, 2024 are reflected in the tables below (in thousands):

	March 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$133,331	$10	$—	$—	$133,341
State and political subdivisions	454,442	30	53,465	—	401,007
Corporate bonds and other	14,666	226	508	—	14,384
MBS: (1)
Residential	901,493	6,877	3,978	—	904,392
Commercial	5,220	44	449	—	4,815
Total	$1,509,152	$7,187	$58,400	$—	$1,457,939

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
HELD TO MATURITY
Investment securities:
State and political subdivisions	$1,041,455	$675	$156,350	$885,780	$27	$1,041,428
Corporate bonds and other	124,256	369	5,763	118,862	37	124,219
MBS: (1)
Residential	83,303	12	6,646	76,669	—	83,303
Commercial	29,380	—	1,583	27,797	—	29,380
Total	$1,278,394	$1,056	$170,342	$1,109,108	$64	$1,278,330

	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$173,880	$76	$—	$—	$173,956
State and political subdivisions	458,013	36	43,717	—	414,332
Corporate bonds and other	14,646	263	401	—	14,508
MBS: (1)
Residential	935,639	835	10,088	—	926,386
Commercial	5,238	—	526	—	4,712
Total	$1,587,416	$1,210	$54,732	$—	$1,533,894

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,040,912	$4,004	$152,697	$892,219	$—	$1,040,912
Corporate bonds and other	124,095	17	6,553	117,559	—	124,095
MBS: (1)
Residential	84,660	8	8,549	76,119	—	84,660
Commercial	29,567	—	1,982	27,585	—	29,567
Total	$1,279,234	$4,029	$169,781	$1,113,482	$—	$1,279,234
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
Southside Bancshares, Inc. |12

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the three months ended March 31, 2025 or the year ended December 31, 2024. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $103.1 million ($81.4 million, net of tax) at March 31, 2025 and $105.1 million ($83.0 million, net of tax) at December 31, 2024. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.23 billion and $2.18 billion were pledged as of March 31, 2025 and December 31, 2024, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At March 31, 2025 and December 31, 2024, the amount of excess collateral at the FRDW was $425.2 million and $431.7 million, respectively.
Southside Bancshares, Inc. |13

The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of March 31, 2025 and December 31, 2024, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,703	$163	$385,424	$53,302	$398,127	$53,465
Corporate bonds and other	2,802	199	5,672	309	8,474	508
MBS:
Residential	165,837	1,052	30,986	2,926	196,823	3,978
Commercial	—	—	2,537	449	2,537	449
Total	$181,342	$1,414	$424,619	$56,986	$605,961	$58,400

HELD TO MATURITY
Investment securities:
State and political subdivisions	$131,425	$3,273	$717,769	$153,077	$849,194	$156,350
Corporate bonds and other	—	—	103,289	5,763	103,289	5,763
MBS:
Residential	2,567	225	73,610	6,421	76,177	6,646
Commercial	—	—	27,797	1,583	27,797	1,583
Total	$133,992	$3,498	$922,465	$166,844	$1,056,457	$170,342

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,089	$64	$398,304	$43,653	$410,393	$43,717
Corporate bonds and other	2,967	33	5,612	368	8,579	401
MBS:
Residential	723,855	6,517	31,527	3,571	755,382	10,088
Commercial	2,223	12	2,489	514	4,712	526
Total	$741,134	$6,626	$437,932	$48,106	$1,179,066	$54,732

HELD TO MATURITY
Investment securities:
State and political subdivisions	$73,272	$1,779	$704,563	$150,918	$777,835	$152,697
Corporate bonds and other	2,212	149	111,392	6,404	113,604	6,553
MBS:
Residential	2,548	292	73,064	8,257	75,612	8,549
Commercial	—	—	27,585	1,982	27,585	1,982
Total	$78,032	$2,220	$916,604	$167,561	$994,636	$169,781
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
Southside Bancshares, Inc. |14

As of March 31, 2025 and December 31, 2024, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 361 and 421 AFS debt securities in an unrealized loss position at March 31, 2025 and December 31, 2024, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities, which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the collective evaluation method to model our HTM securities which aligns with our third-party fair value measurement process. The model determined an expected credit loss over the life of the HTM securities of $64,000, and such amount was recognized as credit loss for the three months ended March 31, 2025. Management evaluated the remote expectation of loss on the HTM portfolio, along with the qualitative factors associated with these securities, as well as the credit loss estimate of the model and concluded that an allowance for credit loss of $64,000 was sufficient as of March 31, 2025, due to the securities being highly rated municipals and primarily investment grade corporates with a long history of no credit losses. As of March 31, 2025, two corporate bonds were rated below investment grade. For the three months ended March 31, 2024, no credit loss was recognized.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2025, accrued interest receivable on AFS and HTM debt securities totaled $8.3 million and $8.0 million, respectively. As of December 31, 2024, accrued interest receivable on AFS and HTM debt securities totaled $13.6 million and $12.9 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2025 or December 31, 2024.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
U.S. Treasury	$1,567	$2,023
State and political subdivisions	11,660	14,269
Corporate bonds and other	1,617	1,763
MBS	13,523	10,119
Total interest income on securities	$28,367	$28,174

There was a $554,000 net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2025, which consisted of a net loss of $1.2 million on the unwind of fair value MBS hedges in the AFS securities portfolio, partially offset by $600,000 in realized gains. There was an $18,000 net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2024, which consisted of $79,000 in realized losses and $61,000 in realized gains. There were no sales from the HTM portfolio during the three months ended March 31, 2025 or 2024.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |15

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2025, are presented below by contractual maturity (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$133,820	$133,834
Due after one year through five years	6,782	6,662
Due after five years through ten years	24,620	24,053
Due after ten years	437,217	384,183
	602,439	548,732
MBS:	906,713	909,207
Total	$1,509,152	$1,457,939

	March 31, 2025
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$4,133	$4,134
Due after one year through five years	16,584	16,527
Due after five years through ten years	130,331	124,048
Due after ten years	1,014,663	859,933
	1,165,711	1,004,642
MBS:	112,683	104,466
Total	$1,278,394	$1,109,108

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2025 and December 31, 2024, we had equity investments recorded in our consolidated balance sheets of $9.5 million.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three months ended March 31, 2025, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net gains (losses) recognized during the period on equity investments	$79	$(56)
Less: Net gains recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$79	$(56)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at March 31, 2025.
FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at March 31, 2025, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |16

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate loans:
Construction	$458,101	$537,827
1-4 family residential	741,432	740,396
Commercial	2,577,229	2,579,735
Commercial loans	371,643	363,167
Municipal loans	371,271	390,968
Loans to individuals	47,563	49,504
Total loans	4,567,239	4,661,597
Less: Allowance for loan losses	44,623	44,884
Net loans	$4,522,616	$4,616,713

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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2025 consisted of $1.80 billion of owner and non-owner occupied real estate, $751.2 million of loans secured by multi-family properties and $31.0 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |17

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

Southside Bancshares, Inc. |18

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$13,462	$131,608	$98,543	$32,682	$17,409	$6,933	$137,472	$438,109
Pass watch	—	198	—	511	—	1,214	17,403	19,326
Special mention	—	—	—	—	424	65	—	489
Substandard	—	—	109	—	58	10	—	177
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$13,462	$131,806	$98,652	$33,193	$17,891	$8,222	$154,875	$458,101
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$9,213	$43,478	$69,628	$152,425	$136,485	$323,153	$1,550	$735,932
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	502	40	—	542
Substandard	—	48	225	—	221	3,948	—	4,442
Doubtful	—	357	—	—	—	159	—	516
Total 1-4 family residential real estate	$9,213	$43,883	$69,853	$152,425	$137,208	$327,300	$1,550	$741,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$13

Commercial real estate:
Pass	$139,386	$318,388	$389,120	$558,687	$481,815	$336,838	$44,496	$2,268,730
Pass watch	—	—	11,778	136,111	—	40,901	957	189,747
Special mention	—	—	—	59,811	172	279	—	60,262
Substandard	—	—	—	46,145	6,307	5,985	—	58,437
Doubtful	—	—	—	—	—	53	—	53
Total commercial real estate	$139,386	$318,388	$400,898	$800,754	$488,294	$384,056	$45,453	$2,577,229
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$24,706	$76,497	$46,818	$34,697	$11,888	$7,733	$156,552	$358,891
Pass watch	1,272	189	146	655	898	201	5,674	9,035
Special mention	—	—	109	27	61	—	185	382
Substandard	164	1,422	168	325	73	20	351	2,523
Doubtful	—	36	408	135	195	38	—	812
Total commercial loans	$26,142	$78,144	$47,649	$35,839	$13,115	$7,992	$162,762	$371,643
Current period gross charge-offs	$—	$74	$34	$34	$13	$1	$—	$156

Municipal loans:
Pass	$—	$1,876	$34,003	$56,331	$63,195	$215,866	$—	$371,271
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$—	$1,876	$34,003	$56,331	$63,195	$215,866	$—	$371,271
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$6,503	$14,725	$8,906	$6,584	$5,011	$3,172	$2,601	$47,502
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	10	—	2	24	—	3	1	40
Doubtful	—	—	6	12	2	1	—	21
Total loans to individuals	$6,513	$14,725	$8,914	$6,620	$5,013	$3,176	$2,602	$47,563
Current period gross charge-offs (1)	$365	$14	$7	$50	$—	$8	$—	$444

Total loans	$194,716	$588,822	$659,969	$1,085,162	$724,716	$946,612	$367,242	$4,567,239
Total current period gross charge-offs (1)	$365	$88	$41	$84	$13	$22	$—	$613
(1) Includes $279,000 in charged off demand deposit overdrafts reported as 2025 originations.
Southside Bancshares, Inc. |19

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$130,555	$122,724	$46,499	$17,710	$3,564	$5,923	$132,096	$459,071
Pass watch	209	—	59,700	—	574	591	16,999	78,073
Special mention	—	—	—	429	—	72	—	501
Substandard	—	112	—	59	—	—	—	171
Doubtful	—	—	—	—	—	11	—	11
Total construction real estate	$130,764	$122,836	$106,199	$18,198	$4,138	$6,597	$149,095	$537,827
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$43,040	$65,458	$153,335	$139,048	$106,116	$226,550	$1,524	$735,071
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	505	—	—	—	505
Substandard	50	225	—	225	1,326	2,833	—	4,659
Doubtful	—	—	—	—	—	161	—	161
Total 1-4 family residential real estate	$43,090	$65,683	$153,335	$139,778	$107,442	$229,544	$1,524	$740,396
Current period gross charge-offs	$—	$31	$—	$—	$10	$220	$—	$261

Commercial real estate:
Pass	$363,370	$410,213	$632,216	$509,927	$132,562	$223,551	$41,568	$2,313,407
Pass watch	—	11,953	65,206	22,440	4,090	24,599	983	129,271
Special mention	3,983	—	79,280	175	—	13,232	—	96,670
Substandard	—	—	27,994	6,409	250	5,649	—	40,302
Doubtful	—	—	—	—	—	85	—	85
Total commercial real estate	$367,353	$422,166	$804,696	$538,951	$136,902	$267,116	$42,551	$2,579,735
Current period gross charge-offs	$—	$—	$—	$—	$—	$78	$—	$78

Commercial loans:
Pass	$83,118	$51,895	$39,449	$13,887	$5,875	$3,091	$155,671	$352,986
Pass watch	—	30	603	787	29	513	4,972	6,934
Special mention	—	327	29	83	—	101	180	720
Substandard	365	99	281	137	22	1	1,100	2,005
Doubtful	31	244	134	61	—	52	—	522
Total commercial loans	$83,514	$52,595	$40,496	$14,955	$5,926	$3,758	$161,923	$363,167
Current period gross charge-offs	$24	$462	$590	$85	$—	$12	$—	$1,173

Municipal loans:
Pass	$1,949	$34,398	$57,862	$64,041	$41,115	$188,309	$—	$387,674
Pass watch	—	—	—	—	892	2,402	—	3,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,949	$34,398	$57,862	$64,041	$42,007	$190,711	$—	$390,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$18,765	$10,881	$7,719	$5,949	$2,900	$949	$2,215	$49,378
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	28	—	—	4	1	35
Doubtful	—	8	67	2	8	6	—	91
Total loans to individuals	$18,765	$10,891	$7,814	$5,951	$2,908	$959	$2,216	$49,504
Current period gross charge-offs	$1,655	$34	$43	$26	$33	$33	$—	$1,824

Total loans	$645,435	$708,569	$1,170,402	$781,874	$299,323	$698,685	$357,309	$4,661,597
Total current period gross charge-offs (1)	$1,679	$551	$633	$111	$43	$343	$—	$3,360
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2024 originations.

Southside Bancshares, Inc. |20

Watch List loans reported as 2025 originations as of March 31, 2025 and Watch List loans reported as 2024 originations as of December 31, 2024 were, for the majority, first originated in various years prior to 2025 and 2024, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$1,110	$—	$—	$1,110	$456,991	$458,101
1-4 family residential	3,432	384	173	3,989	737,443	741,432
Commercial	2,048	35	82	2,165	2,575,064	2,577,229
Commercial loans	2,655	2,280	798	5,733	365,910	371,643
Municipal loans	—	—	—	—	371,271	371,271
Loans to individuals	65	—	—	65	47,498	47,563
Total	$9,310	$2,699	$1,053	$13,062	$4,554,177	$4,567,239

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$92	$5	$—	$97	$537,730	$537,827
1-4 family residential	3,217	1,328	262	4,807	735,589	740,396
Commercial	2,054	331	—	2,385	2,577,350	2,579,735
Commercial loans	2,881	649	407	3,937	359,230	363,167
Municipal loans	—	—	—	—	390,968	390,968
Loans to individuals	108	48	20	176	49,328	49,504
Total	$8,352	$2,361	$689	$11,402	$4,650,195	$4,661,597

Southside Bancshares, Inc. |21

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Construction	$110	$122
1-4 family residential	2,032	1,734
Commercial	217	171
Commercial loans	1,874	1,067
Loans to individuals	21	91
Total nonaccrual loans (1)	4,254	3,185

Accruing loans past due more than 90 days	—	—
Restructured loans	27,505	2
OREO	388	388
Repossessed assets	46	14
Total nonperforming assets	$32,193	$3,589

(1)    Includes $38,000 and $63,000 of restructured loans as of March 31, 2025 and December 31, 2024, respectively.

The increase in restructured loans was due to the extension of maturity on a $27.5 million commercial real estate loan. We reversed $14,000 of interest income on nonaccrual loans during the three months ended March 31, 2025, and $34,000 for the three months ended March 31, 2024. We had $921,000 and $650,000 of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2025 and December 31, 2024, we had $35.2 million and $6.9 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets as of March 31, 2025. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2025. There were $40,000 of loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2024.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the three months ended March 31, 2025 were not significant.
There were two restructured loans totaling $27.5 million with extension of maturity during the three months ended March 31, 2025. There were four restructured loans totaling $27.5 million included in nonperforming assets as of March 31, 2025. There were no loans restructured during the three months ended March 31, 2024.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2025 and 2024, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At March 31, 2025, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Southside Bancshares, Inc. |22

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884
Loans charged-off	—	(13)	—	(156)	—	(444)	(613)
Recoveries of loans charged-off	—	8	5	102	—	195	310
Net loans (charged-off) recovered	—	(5)	5	(54)	—	(249)	(303)
Provision for (reversal of) loan losses	(71)	(66)	(801)	734	(2)	248	42
Balance at end of period	$3,887	$2,709	$34,730	$3,128	$14	$155	$44,623

	Three Months Ended March 31, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off	—	(22)	—	(151)	—	(461)	(634)
Recoveries of loans charged-off	—	11	3	56	—	277	347
Net loans (charged-off) recovered	—	(11)	3	(95)	—	(184)	(287)
Provision for (reversal of) loan losses	(367)	(61)	624	783	—	191	1,170
Balance at end of period	$4,920	$2,768	$32,893	$2,774	$19	$183	$43,557

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $19.9 million and $20.2 million, respectively.

Southside Bancshares, Inc. |23

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2025	December 31, 2024
Other borrowings:
Balance at end of period	$79,698	$76,443
Average amount outstanding during the period (1)	108,352	205,743
Maximum amount outstanding during the period (2)	259,317	597,765
Weighted average interest rate during the period (3)	5.3%	5.7%
Interest rate at end of period (4)	3.5%	3.6%

FHLB borrowings:
Balance at end of period	$611,719	$731,909
Average amount outstanding during the period (1)	614,897	601,366
Maximum amount outstanding during the period (2)	651,782	760,046
Weighted average interest rate during the period (3)	3.9%	4.1%
Interest rate at end of period (5)	4.0%	3.7%
(1)The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)The maximum amount outstanding at any month-end during the period.
(3)The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on FHLB borrowings includes the effect of interest rate swaps.
(4)Stated rate.
(5)The interest rate on FHLB borrowings includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2025 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$79,448	$250	$—	$—	$—	$—	$79,698
FHLB borrowings	610,775	392	411	141	—	—	611,719
Total obligations	$690,223	$642	$411	$141	$—	$—	$691,417

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at March 31, 2025 or December 31, 2024.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At March 31, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $425.2 million. There were no borrowings from the FRDW at March 31, 2025 or December 31, 2024. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2025, the line had one outstanding letter of credit for $155,000. Southside Bank currently has one outstanding letter of credit from FHLB held as collateral for a loan for $6.1 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $79.7 million at March 31, 2025 and $76.4 million at December 31, 2024, and had maturities of less than two years.  Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.56% to 4.81% and with remaining maturities of one day to 3.3 years at March 31, 2025.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At March 31, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by
Southside Bancshares, Inc. |24

securities, FHLB stock and nonspecified loans and securities, was approximately $1.79 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$92,078	$92,042
Total Subordinated notes	92,078	92,042
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,584	20,582
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,276	60,274
Total Long-term debt	$152,354	$152,316

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $922,000 at March 31, 2025 and $958,000 at December 31, 2024.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $35,000 at March 31, 2025 and $37,000 at December 31, 2024.

As of March 31, 2025, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

Southside Bancshares, Inc. |25

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

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2025	2024	2025	2024	2025	2024
Interest cost	$921	$910	$28	$28	$224	$203
Expected return on assets	(1,019)	(1,215)	(34)	(46)	—	—
Net loss amortization	593	149	—	—	21	18
Net periodic benefit cost (income)	$495	$(156)	$(6)	$(18)	$245	$221

All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $(614,000) and $(167,000) for the three months ended March 31, 2025 and 2024, respectively.
Southside Bancshares, Inc. |26

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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $680.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At March 31, 2025, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $5.6 million.
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
Southside Bancshares, Inc. |27

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Securities AFS (1) (3)	$746,770	$903,168	$8,780	$16,617
Loans (1) (3)	252,782	265,845	410	1,545
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $416.7 million and $558.5 million, respectively, the amount of the designated hedged items were $134.0 million for both periods, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $685,000 and $1.1 million, respectively. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $252.8 million and $265.8 million, respectively, the amount of the designated hedged items were $155.0 million for both periods, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a gain of $410,000 and $1.5 million, respectively.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $3.4 million and a loss of $3.5 million, respectively, at March 31, 2025, and a loss of $4.8 million and a loss of $3.7 million, respectively, at December 31, 2024.
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
At March 31, 2025 and December 31, 2024, net derivative assets included $28.5 million and $49.9 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |28

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$680,000	$7,741	$2,428	$790,000	$12,625	$1,078
Swaps-Fair Value Hedge-Financial institution counterparties	601,075	9,267	283	602,950	18,331	217
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	414,621	17,324	3,138	408,749	21,534	1,321
Swaps-Customer counterparties	414,621	3,138	17,324	408,749	1,321	21,534
Gross derivatives		37,470	23,173		53,811	24,150
Offsetting derivative assets/liabilities		(5,849)	(5,849)		(2,616)	(2,616)
Cash collateral received/posted		(28,483)	—		(49,874)	—
Net derivatives included in the consolidated balance sheets (2)		$3,138	$17,324		$1,321	$21,534
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At March 31, 2025, we had no credit exposure related to interest rate swaps with financial institutions and $3.1 million related to interest rate swaps with customers. At December 31, 2024, we had no credit exposure related to interest rate swaps with financial institutions and $1.3 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$680,000	1.7	4.40%	3.10%	$790,000	1.6	4.60%	2.62%
Swaps-Fair Value hedge
Financial institution counterparties	601,075	2.8	4.36%	3.32%	602,950	3.0	4.76%	3.33%
Swaps-Non-hedging
Financial institution counterparties	414,621	5.1	4.55%	3.41%	408,749	5.4	4.65%	3.39%
Customer counterparties	414,621	5.1	3.41%	4.55%	408,749	5.4	3.39%	4.65%

Southside Bancshares, Inc. |29

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended March 31,
	2025	2024
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$1,501	$4,111
Gain (loss) included in interest expense on FHLB borrowings	1,072	2,531
	2,573	6,642
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	1,050	2,622
Gain (loss) included in interest income on MBS	255	—
Gain (loss) included in interest income on loans	272	—
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	93	—
Southside Bancshares, Inc. |30

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
Southside Bancshares, Inc. |31

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2025 and December 31, 2024.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2025 and December 31, 2024, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |32

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$133,341	$133,341	$—	$—
State and political subdivisions	401,007	—	401,007	—
Corporate bonds and other	14,384	—	14,384	—
MBS: (1)
Residential	904,392	—	904,392	—
Commercial	4,815	—	4,815	—
Equity investments:
Equity investments	5,336	5,336	—	—
Derivative assets:
Interest rate swaps	37,470	—	37,470	—
Total asset recurring fair value measurements	$1,500,745	$138,677	$1,362,068	$—

Derivative liabilities:
Interest rate swaps	$23,173	$—	$23,173	$—
Total liability recurring fair value measurements	$23,173	$—	$23,173	$—

Nonrecurring fair value measurements
Foreclosed assets	$434	$—	$—	$434
Collateral-dependent loans (2)	34,649	—	—	34,649
Total asset nonrecurring fair value measurements	$35,083	$—	$—	$35,083
Southside Bancshares, Inc. |33

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$173,956	$173,956	$—	$—
State and political subdivisions	414,332	—	414,332	—
Corporate bonds and other	14,508	—	14,508	—
MBS: (1)
Residential	926,386	—	926,386	—
Commercial	4,712	—	4,712	—
Equity investments:
Equity investments	5,257	5,257	—	—
Derivative assets:
Interest rate swaps	53,811	—	53,811	—
Total asset recurring fair value measurements	$1,592,962	$179,213	$1,413,749	$—

Derivative liabilities:
Interest rate swaps	$24,150	$—	$24,150	$—
Total liability recurring fair value measurements	$24,150	$—	$24,150	$—

Nonrecurring fair value measurements
Foreclosed assets	$402	$—	$—	$402
Collateral-dependent loans (2)	6,726	—	—	6,726
Total asset nonrecurring fair value measurements	$7,128	$—	$—	$7,128
(1)All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.
(2)Consists of individually evaluated loans. Loans for which the fair value of the collateral and commercial real estate fair value of the properties is less than cost basis are presented net of allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Southside Bancshares, Inc. |34

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

Southside Bancshares, Inc. |35

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$430,971	$430,971	$430,971	$—	$—
Investment securities:
HTM, at net carrying value	1,165,647	1,004,642	—	1,004,642	—
MBS:
HTM, at carrying value	112,683	104,466	—	104,466	—
FHLB stock, at cost	34,208	34,208	—	34,208	—
Equity investments	4,122	4,122	—	4,122	—
Loans, net of allowance for loan losses	4,522,616	4,417,216	—	—	4,417,216
Loans held for sale	903	903	—	903	—
Financial liabilities:
Deposits	$6,590,851	$5,903,122	$—	$5,903,122	$—
Other borrowings	79,698	79,648	—	79,648	—
FHLB borrowings	611,719	608,409	—	608,409	—
Subordinated notes, net of unamortized debt issuance costs	92,078	90,277	—	90,277	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,276	56,580	—	56,580	—

		Estimated Fair Value
December 31, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$426,161	$426,161	$426,161	$—	$—
Investment securities:
HTM, at net carrying value	1,165,007	1,009,778	—	1,009,778	—
Mortgage-backed securities:
HTM, at carrying value	114,227	103,704	—	103,704	—
FHLB stock, at cost	33,818	33,818	—	33,818	—
Equity investments	4,210	4,210	—	4,210	—
Loans, net of allowance for loan losses	4,616,713	4,499,646	—	—	4,499,646
Loans held for sale	1,946	1,946	—	1,946	—
Financial liabilities:
Deposits	$6,654,248	$6,646,510	$—	$6,646,510	$—
Other borrowings	76,443	76,399	—	76,399	—
FHLB borrowings	731,909	727,177	—	727,177	—
Subordinated notes, net of unamortized debt issuance costs	92,042	88,999	—	88,999	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	56,172	—	56,172	—

Southside Bancshares, Inc. |36

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Current income tax expense	$5,036	$4,764
Deferred income tax expense (benefit)	(315)	(142)
Income tax expense	$4,721	$4,622

The net deferred tax asset totaled $36.6 million at March 31, 2025, as compared to $34.5 million at December 31, 2024. The increase in the net deferred tax asset is primarily the result of a decrease in the estimated fair value of the effective hedging derivatives.  No valuation allowance was recorded at March 31, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2025 or December 31, 2024.
We recognized income tax expense of $4.7 million for an ETR of 18.0% for the three months ended March 31, 2025, compared to income tax expense of $4.6 million for an ETR of 17.7% for the three months ended March 31, 2024. The marginally higher ETR for the three months ended March 31, 2025 was primarily due to an increase in state income tax expense compared to the same period in 2024. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2025 and 2024 primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021 or Texas state tax examinations by tax authorities for years before 2020.
Southside Bancshares, Inc. |37

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Balance at beginning of period	$3,141	$3,932
Provision for (reversal of) off-balance-sheet credit exposures	652	(1,112)
Balance at end of period	$3,793	$2,820

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2025	December 31, 2024

Commitments to extend credit	$892,632	$865,178
Standby letters of credit	16,504	16,532
Total	$909,136	$881,710

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
Leases. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2025. During the three months ended March 31, 2024, there were $372,000 of operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business, we buy and sell securities. At March 31, 2025 and December 31, 2024, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2025 or December 31, 2024.
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
Southside Bancshares, Inc. |38

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, and in our 2024 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A. of the 2024 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate changes, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, interest rate fluctuations and general economic and recessionary concerns, as well as the effects of declines in the real estate market, tariffs or trade wars (including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains and decreased demand for other banking products and services), high unemployment and increasing insurance costs, as well as the financial stress to borrowers as a result of the foregoing, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions to manage interest rates, the capital requirements promulgated by the Basel Committee, the CARES Act, the Economic Aid Act, tariffs, trade policies and/or disputes and other regulatory responses to economic conditions;
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
Southside Bancshares, Inc. |39

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
•changes in consumer spending, borrowing and saving habits, including as a result of inflation, tariffs, fluctuating interest rates and recessionary concerns;
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
Southside Bancshares, Inc. |40

•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I – Item 1A. Risk Factors” in the 2024 Form 10-K.
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2024 Form 10-K. As of March 31, 2025, there have been no significant changes to our critical accounting estimates.
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

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2025	2024
Net interest income (GAAP)	$53,852	$53,348
Tax equivalent adjustments:
Loans	581	656
Tax-exempt investment securities	1,772	2,080
Net interest income (FTE) (1)	$56,205	$56,084

Average earning assets	$7,958,424	$7,882,337

Net interest margin	2.74%	2.72%
Net interest margin (FTE) (1)	2.86%	2.86%

Net interest spread	2.08%	2.02%
Net interest spread (FTE) (1)	2.20%	2.16%
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
Southside Bancshares, Inc. |42

OVERVIEW
ECONOMIC CONDITIONS
Recent tariff announcements and the ongoing negotiations have caused some uncertainty related to the economy and inflation prospects. While it is too early to discern the likely outcome of these negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Currently, however, the Texas markets we serve continue to remain healthy due to both job and population growth.
DEPOSITS
Our deposits were $6.59 billion at March 31, 2025, a decrease of $63.4 million, or 1.0%, from December 31, 2024. At March 31, 2025, we had 178,840 total deposit accounts with an average balance of $34,000. Our estimated uninsured deposits were 40.0% of total deposits as of March 31, 2025. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 20.8% of total deposits as of March 31, 2025.
Our noninterest bearing deposits represent approximately 20.9% of total deposits. During the three months ended March 31, 2025, our cost of interest bearing deposits decreased 14 basis points from 2.97% for the three months ended March 31, 2024 to 2.83%. Our cost of total deposits for the first quarter of 2025 decreased 10 basis points from 2.36% for the three months ended March 31, 2024 to 2.26%.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of March 31, 2025 (in thousands):

	March 31, 2025
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,400,276	$611,719	$1,788,557	$310,000
Federal Reserve discount window	425,233	—	425,233	—
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$2,905,509	$611,719	$2,293,790	$310,000

Operating Results
Net income was $21.5 million for both of the three month periods ended March 31, 2025 and 2024. The $700,000 increase in the provision for credit losses, the $208,000 increase in noninterest expense and the $99,000 increase in income tax expense, was offset by the $504,000 increase in net interest income and the $499,000 increase in noninterest income. Earnings per diluted common share was $0.71 for both of the three month periods ended March 31, 2025 and 2024.
Financial Condition
Our total assets decreased $174.1 million, or 2.0%, to $8.34 billion at March 31, 2025 from $8.52 billion at December 31, 2024. Our securities portfolio decreased by $76.9 million, or 2.7%, to $2.74 billion at March 31, 2025, compared to $2.81 billion at December 31, 2024. The decrease in the securities portfolio was due to decreases in U.S. Treasury securities, MBS and municipal securities during the three months ended March 31, 2025. Our FHLB stock increased $390,000, or 1.2%, to $34.2 million from $33.8 million at December 31, 2024.
Loans at March 31, 2025 were $4.57 billion, a decrease of $94.4 million, or 2.0%, compared to December 31, 2024, due to decreases of $79.7 million in construction loans, $19.7 million in municipal loans, $2.5 million in commercial real estate loans and $1.9 million in loans to individuals. These decreases were partially offset by increases of $8.5 million in commercial loans and $1.0 million in 1-4 family residential loans. Loans held for sale decreased $1.0 million, or 53.6%, to $903,000 at March 31, 2025 from $1.9 million at December 31, 2024.
Our nonperforming assets at March 31, 2025 increased $28.6 million, or 797.0%, to $32.2 million and represented 0.39% of total assets, compared to $3.6 million, or 0.04% of total assets, at December 31, 2024.  Nonaccruing loans increased $1.1
Southside Bancshares, Inc. |43

million, or 33.6%, to $4.3 million, and the ratio of nonaccruing loans to total loans was 0.09% and 0.07% for March 31, 2025 and December 31, 2024, respectively. There were $27.5 million in restructured loans as of March 31, 2025, compared to $2,000 at December 31, 2024. The increase in restructured loans was due to the extension of maturity on a $27.5 million commercial real estate loan to allow for an extended lease up period. Repossessed assets were $46,000 at March 31, 2025, compared to $14,000 at December 31, 2024. There was $388,000 of OREO at March 31, 2025 and December 31, 2024.
Our deposits decreased $63.4 million, or 1.0%, with a balance of $6.59 billion at March 31, 2025 from $6.65 billion at December 31, 2024, primarily due to a decrease in brokered deposits of $196.7 million, or 26.5%, partially offset by an increase in public fund, commercial and retail deposits.
Total FHLB borrowings decreased $120.2 million, or 16.4%, to $611.7 million at March 31, 2025 from $731.9 million at December 31, 2024.
Other borrowings increased $3.3 million, or 4.3%, to $79.7 million at March 31, 2025, from $76.4 million at December 31, 2024.
Our total shareholders’ equity at March 31, 2025 increased 0.6%, or $4.7 million, to $816.6 million, or 9.8% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The increase in shareholders’ equity was the result of net income of $21.5 million, stock compensation expense of $914,000 and common stock issued under our dividend reinvestment plan of $264,000, partially offset by cash dividends paid of $10.9 million, other comprehensive loss of $6.9 million and net issuance of common stock under employee stock plans of $148,000.
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
We ended the first quarter of 2025 with approximately $425.2 million in available liquidity from the FRDW, in addition to the approximately $1.79 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At March 31, 2025, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 20.8%, or $1.37 billion.
During the three months ended March 31, 2025, we entered into an additional $50 million cash flow hedge interest rate swap contract while $160 million cash flow hedge interest rate swap contracts matured. At March 31, 2025, FHLB advances of $310 million and brokered deposits of $370 million were hedged with our $680 million of cash flow swaps. As of March 31, 2025, a pre-tax unrealized gain of $5.3 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. At March 31, 2025, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 42% of the funding source, of which approximately 59% is swapped at a fixed rate, providing protection from rising interest rates.
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
Our securities portfolio decreased 2.7% from $2.81 billion at December 31, 2024 to $2.74 billion at March 31, 2025. The decrease in the securities portfolio was due to maturities, principal payments and sales of securities during the three months ended March 31, 2025, which more than offset securities purchased.
During the three months ended March 31, 2025, we continued to adjust the composition of the securities portfolio as all categories in the portfolio decreased. The decrease was attributable to maturities and principal repayments in most categories and sales of MBS, partially offset by purchases of U.S. Agency MBS and U.S. Treasury Bills. During the three months ended March 31, 2025, we replaced $97.9 million of maturing short-term U.S. Treasury Bills to collateralize public fund deposits and $120.8 million in low premium, 6.0% coupon MBS. We sold $119.6 million of MBS during the three months ended March 31, 2025, which resulted in a net realized loss of $554,000.
At March 31, 2025, securities as a percentage of assets totaled 32.8%, compared to 33.0% at December 31, 2024, due to a $76.9 million, or 2.7%, decrease in securities, while cash and cash equivalents increased to 5.2% of total assets at March 31, 2025, compared to 5.0% at December 31, 2024. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate municipal loans using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of March 31, 2025, hedged municipal securities with a carrying amount of $289.9
Southside Bancshares, Inc. |45

million are included in our AFS securities portfolio in our consolidated balance sheets representing approximately 72% of the AFS municipal portfolio. As of March 31, 2025, $134.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $420.1 million, or 46% of the AFS MBS portfolio, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
With respect to funding sources, we primarily utilize deposits and to a lesser extent wholesale funding to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  Our primary wholesale funding sources are FHLB, brokered deposits and borrowings from the FRDW. Our FHLB borrowings decreased 16.4%, or $120.2 million, to $611.7 million at March 31, 2025 from $731.9 million at December 31, 2024. As of March 31, 2025 and December 31, 2024, we had no borrowings from the FRDW.
As of March 31, 2025, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 19.2% from 24.9% at December 31, 2024.
Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $54.6 million in brokered CDs at March 31, 2025, compared to $115.7 million at December 31, 2024. At March 31, 2025, our brokered CDs had a weighted average cost of 429 basis points and remaining maturities of less than 3 months. Our brokered non-maturity deposits decreased to $491.5 million at March 31, 2025, of which $370.0 million are related to our cash flow hedges, from $627.1 million at December 31, 2024, with a weighted average cost of 368 and 321 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
In connection with $680.0 million of our wholesale funds, the Bank has entered into various variable rate agreements and fixed or variable rate short-term pay agreements with an interest rate tied to SOFR. In connection with $680.0 million and $790.0 million of the agreements outstanding at March 31, 2025 and December 31, 2024, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 3.26% with a remaining average weighted maturity of 1.7 years at March 31, 2025. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans	$67,590	$68,211
Taxable investment securities	6,363	6,967
Tax-exempt investment securities	8,481	11,088
MBS	13,523	10,119
FHLB stock and equity investments	483	333
Other interest earning assets	3,848	6,040
Total interest income	100,288	102,758
Interest expense:
Deposits	37,247	38,198
FHLB borrowings	5,837	5,950
Subordinated notes	932	956
Trust preferred subordinated debentures	1,014	1,175
Repurchase agreements	666	967
Other borrowings	740	2,164
Total interest expense	46,436	49,410
Net interest income	$53,852	$53,348

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the first quarter of 2025, the federal funds rate remained unchanged at 4.25% to 4.50%. If the federal funds rate remains elevated, it may negatively impact our net interest income.
Net interest income for the three months ended March 31, 2025, increased $504,000, or 0.9%, compared to the same period in 2024. The increase in net interest income for the three months ended March 31, 2025, was due to the decrease in the average rate paid on our interest bearing liabilities and the increase in the average balance of our interest earning assets, partially offset by the decrease in the average yield of interest earning assets and the increase in the average balance of our interest bearing liabilities. Total interest income decreased $2.5 million, or 2.4%, to $100.3 million for the three months ended March 31, 2025, compared to $102.8 million during the same period in 2024. Total interest expense decreased $3.0 million, or 6.0%, to $46.4 million for the three months ended March 31, 2025, compared to $49.4 million for the same period in 2024. Our net interest margin increased to 2.74% compared to 2.72% for the same period in 2024, and our net interest margin (FTE), a non-GAAP measure, was 2.86% for both of the three month periods ended March 31, 2025 and 2024. Our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.08% and 2.20%, respectively, compared to 2.02% and 2.16%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
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

	Three Months Ended March 31, 2025 Compared to 2024
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$983	$(916)	$(756)	$(689)
Loans held for sale	(29)	22	—	(7)
Taxable investment securities	(270)	(257)	(77)	(604)
Tax-exempt investment securities (1)	(1,446)	(1,324)	(145)	(2,915)
Mortgage-backed and related securities	3,590	(75)	(111)	3,404
FHLB stock, at cost, and equity investments	28	126	(4)	150
Interest earning deposits	(741)	(1,034)	(57)	(1,832)
Federal funds sold	(221)	(130)	(9)	(360)
Total earning assets	1,894	(3,588)	(1,159)	(2,853)
Interest expense on:
Savings accounts	(25)	46	(16)	5
CDs	4,256	(77)	(114)	4,065
Interest bearing demand accounts	(1,575)	(3,156)	(290)	(5,021)
FHLB borrowings	76	(124)	(65)	(113)
Subordinated notes, net of unamortized debt issuance costs	(18)	5	(11)	(24)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(148)	(13)	(161)
Repurchase agreements	(161)	(130)	(10)	(301)
Other borrowings	(2,075)	675	(24)	(1,424)
Total interest bearing liabilities	478	(2,909)	(543)	(2,974)
Net change	$1,416	$(679)	$(616)	$121
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income for the three months ended March 31, 2025, was attributable to a decrease in the average yield on interest earning assets to 5.23% from 5.38% for the three months ended March 31, 2025, compared to the same period in 2024, partially offset by a $76.1 million, or 1.0%, increase in the average balance of interest earning assets when compared to the same period in 2024. The decrease in total interest expense for the three months ended March 31, 2025, was primarily attributable to the decrease in interest rates on our interest bearing liabilities to 3.03% from 3.22% for the same period in 2024, partially offset by an increase in the average balance of our interest bearing liabilities of $40.6 million, or 0.7%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase in average earning assets was primarily the result of the increase in MBS and loans, partially offset by decreases in tax-exempt investment securities, interest earning deposits, taxable investment securities and federal funds sold.
Southside Bancshares, Inc. |48

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2025 and 2024. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,625,902	$68,160	5.98%	$4,559,602	$68,849	6.07%
Loans held for sale	752	11	5.93%	8,834	18	0.82%
Securities:
Taxable investment securities (2)	749,155	6,363	3.44%	780,423	6,967	3.59%
Tax-exempt investment securities (2)	1,134,590	10,253	3.66%	1,285,922	13,168	4.12%
Mortgage-backed and related securities (2)	1,041,038	13,523	5.27%	764,713	10,119	5.32%
Total securities	2,924,783	30,139	4.18%	2,831,058	30,254	4.30%
FHLB stock, at cost, and equity investments	43,285	483	4.53%	40,063	333	3.34%
Interest earning deposits	319,889	3,370	4.27%	380,181	5,202	5.50%
Federal funds sold	43,813	478	4.42%	62,599	838	5.38%
Total earning assets	7,958,424	102,641	5.23%	7,882,337	105,494	5.38%
Cash and due from banks	89,703			114,379
Accrued interest and other assets	457,948			441,783
Less: Allowance for loan losses	(45,105)			(42,973)
Total assets	$8,460,970			$8,395,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$593,953	1,429	0.98%	$604,529	1,424	0.95%
CDs	1,336,815	14,406	4.37%	941,947	10,341	4.42%
Interest bearing demand accounts	3,406,342	21,412	2.55%	3,634,936	26,433	2.92%
Total interest bearing deposits	5,337,110	37,247	2.83%	5,181,412	38,198	2.97%
FHLB borrowings	614,897	5,837	3.85%	607,033	5,950	3.94%
Subordinated notes, net of unamortized debt issuance costs	92,060	932	4.11%	93,895	956	4.10%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,275	1,014	6.82%	60,270	1,175	7.84%
Repurchase agreements	75,291	666	3.59%	92,177	967	4.22%
Other borrowings	33,061	740	9.08%	137,287	2,164	6.34%
Total interest bearing liabilities	6,212,694	46,436	3.03%	6,172,074	49,410	3.22%
Noninterest bearing deposits	1,334,933			1,338,384
Accrued expenses and other liabilities	88,450			100,014
Total liabilities	7,636,077			7,610,472
Shareholders’ equity	824,893			785,054
Total liabilities and shareholders’ equity	$8,460,970			$8,395,526
Net interest income (FTE)		$56,205			$56,084
Net interest margin (FTE)			2.86%			2.86%
Net interest spread (FTE)			2.20%			2.16%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of March 31, 2025 and 2024, loans totaling $4.3 million and $7.7 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |49

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2025
			Change From
	2025	2024	2024
Deposit services	$5,829	$5,985	$(156)	(2.6)%
Net gain (loss) on sale of securities AFS	(554)	(18)	(536)	(2,977.8)%
Gain (loss) on sale of loans	55	(436)	491	112.6%
Trust fees	1,765	1,336	429	32.1%
BOLI	799	784	15	1.9%
Brokerage services	1,120	1,014	106	10.5%
Other noninterest income	1,209	1,059	150	14.2%
Total noninterest income	$10,223	$9,724	$499	5.1%

The 5.1% increase in noninterest income for the three months ended March 31, 2025, when compared to the same period in 2024, was primarily due to increases in gain on sale of loans and trust fees, partially offset by an increase in net loss on sale of securities AFS.
During the three months ended March 31, 2025, we sold MBS that resulted in a net loss on sale of AFS securities of $554,000. During the three months ended March 31, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $18,000.
Gain on sale of loans increased for the three months ended March 31, 2025, when compared to the same period in 2024, due to the $512,000 loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
Trust fees increased for the three months ended March 31, 2025, when compared to the same period in 2024, due to an increase in accounts under management and fee repricing.
Brokerage services income increased for the three months ended March 31, 2025, when compared to the same period in 2024, due to an increase in assets under management.
Other noninterest income increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to increases in equity investment income, swap fee income and check order income, partially offset by a decrease in mortgage servicing fee income.
Southside Bancshares, Inc. |50

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2025
			Change From
	2025	2024	2024
Salaries and employee benefits	$22,382	$23,113	$(731)	(3.2)%
Net occupancy	3,404	3,362	42	1.2%
Advertising, travel & entertainment	924	950	(26)	(2.7)%
ATM expense	378	325	53	16.3%
Professional fees	1,520	1,154	366	31.7%
Software and data processing	2,839	2,856	(17)	(0.6)%
Communications	383	449	(66)	(14.7)%
FDIC insurance	947	943	4	0.4%
Amortization of intangibles	223	337	(114)	(33.8)%
Other noninterest expense	4,089	3,392	697	20.5%
Total noninterest expense	$37,089	$36,881	$208	0.6%

The increase in noninterest expense for the three months ended March 31, 2025, when compared to the same period in 2024, was due to increases in other noninterest expense and professional fees, partially offset by decreases in salaries and employee benefits expense and amortization of intangibles.
Salaries and employee benefits expense decreased during the three months ended March 31, 2025, compared to the same period in 2024, due to decreases in direct salary expense and retirement expense, partially offset by an increase in health insurance expense.
For the three months ended March 31, 2025, direct salary expense decreased $754,000, or 3.7%, when compared to the same period in 2024, primarily due to approximately $618,000 associated with future cost reductions in the first quarter of 2024.
Retirement expense, included in salaries and employee benefits, decreased $41,000, or 4.7%, for the three months ended March 31, 2025, when compared to the same period in 2024. This decrease was due to decreases in our split dollar expense, post-retirement benefits expense, 401(k) matching expense and deferred compensation expense.
Health and life insurance expense, included in salaries and employee benefits, increased $63,000, or 3.2%, for the three months ended March 31, 2025, when compared to the same period in 2024, due to an increase in health claims expense. We have a self-insured health plan which is supplemented with a stop loss policy.
Professional fees increased for the three months ended March 31, 2025, when compared to the same period in 2024, due to increases in audit, consulting and legal fees.
Communications expense decreased for the three months ended March 31, 2025, when compared to the same period in 2024, resulting from improved network management efficiency.
Amortization of intangibles decreased for the three months ended March 31, 2025, when compared to the same period in 2024, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to the increase in non-service cost of the Retirement Plan as a result of the amortization method change from average life expectancy to average future service in the first quarter of 2025.

Southside Bancshares, Inc. |51

Income Taxes
Pre-tax income for the three months ended March 31, 2025 was $26.2 million, a marginal increase of 0.4%, compared to $26.1 million for the three months ended March 31, 2024. We recorded income tax expense of $4.7 million for the three months ended March 31, 2025, compared to income tax expense of $4.6 million for the same period in 2024. The ETR as a percentage of pre-tax income was 18.0% for the three months ended March 31, 2025, compared to an ETR as a percentage of pre-tax income of 17.7% for the same period in 2024. The increase in the ETR for the three months ended March 31, 2025 was primarily a result of an increase in state income tax expense compared to the same period in 2024. The increase in income tax expense is due to the higher ETR for the three months ended March 31, 2025 compared to the same period in 2024.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. The net deferred tax asset totaled $36.6 million at March 31, 2025, compared to $34.5 million at December 31, 2024. The increase in the net deferred tax asset is primarily the result of a decrease in the estimated fair value of the hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.

Southside Bancshares, Inc. |52

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2024 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2024.  There were no substantial changes in these concentrations during the three months ended March 31, 2025.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which were made primarily throughout the state of Texas.  Municipal loans were made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2024	March 31, 2024
	March 31, 2025	December 31, 2024	March 31, 2024	Change (%)	Change (%)
Real estate loans:
Construction	$458,101	$537,827	$599,464	(14.8)%	(23.6)%
1-4 family residential	741,432	740,396	720,508	0.1%	2.9%
Commercial	2,577,229	2,579,735	2,413,345	(0.1)%	6.8%
Commercial loans	371,643	363,167	358,053	2.3%	3.8%
Municipal loans	371,271	390,968	427,225	(5.0)%	(13.1)%
Loans to individuals	47,563	49,504	58,773	(3.9)%	(19.1)%
Total loans	$4,567,239	$4,661,597	$4,577,368	(2.0)%	(0.2)%
Our total loan portfolio decreased $94.4 million, or 2.0%, and $10.1 million, or 0.2%, compared to December 31, 2024 and March 31, 2024, respectively, with net decreases in construction, municipal loans, commercial real estate loans and loans to individuals, partially offset by increases in commercial and 1-4 family residential loans when compared to December 31, 2024. The decreases when compared to March 31, 2024, included construction, municipal loans and loans to individuals, partially offset by increases in 1-4 family residential loans, commercial real estate loans and commercial loans.
At March 31, 2025, our real estate loans represented 82.7% of our loan portfolio and were comprised of commercial real estate loans of 68.3%, 1-4 family residential loans of 19.6% and construction loans of 12.1%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |53

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2024	March 31, 2024
	March 31, 2025	December 31, 2024	March 31, 2024	Change (%)	Change (%)
Nonaccrual loans	$4,254	$3,185	$7,709	33.6%	(44.8)%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans	27,505	2	151	1,375,150.0%	18,115.2%
OREO	388	388	119	—	226.1%
Repossessed assets	46	14	—	228.6%	100.0%
Total nonperforming assets	$32,193	$3,589	$7,979	797.0%	303.5%

Total loans	$4,567,239	$4,661,597	$4,577,368
Allowance for loan losses at end of period	44,623	44,884	43,557

Ratio of nonaccruing loans to:
Total loans	0.09%	0.07%	0.17%
Ratio of nonperforming assets to:
Total assets	0.39%	0.04%	0.10%
Total loans	0.70%	0.08%	0.17%
Total loans and OREO	0.70%	0.08%	0.17%
Ratio of allowance for loan losses to:
Nonaccruing loans	1,048.97%	1,409.23%	565.01%
Nonperforming assets	138.61%	1,250.60%	545.90%
Total loans	0.98%	0.96%	0.95%
Net charge-offs to average loans outstanding	0.03%	0.04%	0.03%
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty forecasted in our CECL model as of March 31, 2025.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach.
Southside Bancshares, Inc. |54

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
As of March 31, 2025, our review of the loan portfolio indicated that an allowance for loan losses of $44.6 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2025, the allowance for loan losses decreased $0.3 million, or 0.6%, to $44.6 million, or 0.98% of total loans, when compared to $44.9 million, or 0.96% of total loans at December 31, 2024.
For the three months ended March 31, 2025, loan charge-offs were $613,000 and recoveries were $310,000. For the three months ended March 31, 2024, loan charge-offs were $634,000 and recoveries were $347,000. We recorded a provision for credit losses for loans of $42,000 and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Balance at beginning of period	$3,141	$3,932
Provision for (reversal of) off-balance-sheet credit exposures	652	(1,112)
Balance at end of period	$3,793	$2,820
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

Southside Bancshares, Inc. |55

Capital Resources and Liquidity
Our total shareholders’ equity at March 31, 2025 increased 0.6%, or $4.7 million, to $816.6 million, or 9.8% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The increase in shareholders’ equity was the result of net income of $21.5 million, stock compensation expense of $914,000 and common stock issued under our dividend reinvestment plan of $264,000, partially offset by cash dividends paid of $10.9 million, other comprehensive loss of $6.9 million and net issuance of common stock under employee stock plans of $148,000.
The Company’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. The Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2025 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2025.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $92.1 million of qualified subordinated debt as of March 31, 2025. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option, and as of December 31, 2024 the CECL impact on regulatory capital was fully phased and there is no longer a transitional amount.

Management believes that, as of March 31, 2025, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |56

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$749,118	13.44%	$250,826	4.50%	N/A	N/A
Bank Only	$868,254	15.58%	$250,806	4.50%	$362,275	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$807,583	14.49%	$334,435	6.00%	N/A	N/A
Bank Only	$868,254	15.58%	$334,408	6.00%	$445,877	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$948,130	17.01%	$445,913	8.00%	N/A	N/A
Bank Only	$916,723	16.45%	$445,877	8.00%	$557,347	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$807,583	9.73%	$332,041	4.00%	N/A	N/A
Bank Only	$868,254	10.46%	$331,946	4.00%	$414,933	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2025, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2024 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |57

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2025	2024
Return on average assets	1.03%	1.03%
Return on average shareholders’ equity	10.57%	11.02%
Dividend payout ratio – Basic	50.70%	50.70%
Dividend payout ratio – Diluted	50.70%	50.70%
Average shareholders’ equity to average total assets	9.75%	9.35%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2025 and December 31, 2024, these investments were 8.6% of total assets, as compared with 8.1% for March 31, 2024. The increase to 8.6% at March 31, 2025 as compared to March 31, 2024, is reflective of increases in the short-term investment portfolio and cash and due from banks and a decrease in total assets, partially offset by a decrease in interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at March 31, 2025 or December 31, 2024.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At March 31, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $425.2 million. There were no borrowings from the FRDW at March 31, 2025 or December 31, 2024. At March 31, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.79 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2025, the line had one outstanding letter of credit for $155,000. The Bank currently has one outstanding letter of credit from FHLB held as collateral for a loan for $6.1 million.
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
Expansion
In March 2025, we announced our plan to open a traditional branch location in Bellwood Park in Tyler, Texas in 2026.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K.
Southside Bancshares, Inc. |58

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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate rate changes during the remainder of 2025.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	March 31,
Rate projections:	2025	2024
Increase:
100 basis points	2.59%	3.26%
200 basis points	4.94%	6.40%

Decrease:
50 basis points	(1.22)%	(1.12)%
100 basis points	(1.61)%	(2.38)%
200 basis points	(1.81)%	(4.88)%
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
Recent tariff announcements and the ongoing negotiations have caused some uncertainty related to the economy and inflation prospects. While it is too early to discern the likely outcome of these negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels and elevated interest rates could have a negative impact on the financial condition of both our consumer and commercial borrowers.
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

Southside Bancshares, Inc. |59

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the 2024 Form 10-K.

Southside Bancshares, Inc. |60

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
January 1, 2025 - January 31, 2025	—	$—	—	583,066
February 1, 2025 - February 28, 2025	—	—	—	583,066
March 1, 2025 - March 31, 2025	—	—	—	583,066
Total	—	$—	—

Subsequent to March 31, 2025, and through April 28, 2025, we purchased 196,419 shares of common stock at an average price of $26.82 pursuant to the Stock Repurchase Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.
Southside Bancshares, Inc. |61

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc., as amended	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Southside Bancshares, Inc. |62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	April 30, 2025	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2025	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |63