Form 10-Q
period 2025-06-30
SOUTHSIDE BANCSHARES INC
filed 2025-07-25
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 23, 2025 was 30,080,108 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2024 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements (non-GAAP)
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
Southside Bancshares, Inc. |1

ITM	Interactive teller machines
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024

ASSETS
Cash and due from banks	$109,669	$91,409
Interest earning deposits	260,357	281,945
Federal funds sold	20,069	52,807
Total cash and cash equivalents	390,095	426,161
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,517,550 and $1,587,416, respectively)	1,457,124	1,533,894
Securities HTM (estimated fair value of $1,081,377 and $1,113,482, respectively)	1,272,906	1,279,234
FHLB stock, at cost	24,384	33,818
Equity investments	9,502	9,467
Loans held for sale	428	1,946
Loans:
Loans	4,601,933	4,661,597
Less: Allowance for loan losses	(44,421)	(44,884)
Net loans	4,557,512	4,616,713
Premises and equipment, net	147,263	141,648
Operating lease ROU assets	13,191	13,860
Goodwill	201,116	201,116
Other intangible assets, net	1,333	1,754
Interest receivable	45,546	46,724
Deferred tax asset, net	39,301	34,492
BOLI	138,826	138,313
Other assets	41,439	38,308
Total assets	$8,339,966	$8,517,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,368,453	$1,357,152
Interest bearing	5,263,511	5,297,096
Total deposits	6,631,964	6,654,248
Other borrowings	99,841	76,443
FHLB borrowings	511,526	731,909
Subordinated notes, net of unamortized debt issuance costs	92,115	92,042
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,277	60,274
Unsettled trades to purchase securities	50,514	—
Operating lease liabilities	15,125	15,779
Other liabilities	71,404	74,811
Total liabilities	7,532,766	7,705,506

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,095,873 shares issued at June 30, 2025 and 38,077,992 shares issued at December 31, 2024)	47,620	47,598
Paid-in capital	794,325	793,586
Retained earnings	348,040	326,793
Treasury stock: (shares at cost, 8,014,363 at June 30, 2025 and 7,699,182 at December 31, 2024)	(241,300)	(231,137)
AOCI	(141,485)	(124,898)
Total shareholders’ equity	807,200	811,942
Total liabilities and shareholders’ equity	$8,339,966	$8,517,448
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans	$67,249	$69,684	$134,839	$137,895
Taxable investment securities	6,205	7,009	12,568	13,976
Tax-exempt investment securities	8,483	10,710	16,964	21,798
MBS	13,040	11,084	26,563	21,203
FHLB stock and equity investments	524	573	1,007	906
Other interest earning assets	3,061	5,126	6,909	11,166
Total interest and dividend income	98,562	104,186	198,850	206,944
Interest expense:
Deposits	37,427	38,466	74,674	76,664
FHLB borrowings	3,721	6,455	9,558	12,405
Subordinated notes	935	936	1,867	1,892
Trust preferred subordinated debentures	1,015	1,171	2,029	2,346
Other borrowings	1,198	3,550	2,604	6,681
Total interest expense	44,296	50,578	90,732	99,988
Net interest income	54,266	53,608	108,118	106,956
Provision for (reversal of) credit losses	622	(485)	1,380	(427)
Net interest income after provision for credit losses	53,644	54,093	106,738	107,383
Noninterest income:
Deposit services	6,125	6,157	11,954	12,142
Net gain (loss) on sale of securities AFS	—	(563)	(554)	(581)
Gain (loss) on sale of loans	99	220	154	(216)
Trust fees	1,879	1,456	3,644	2,792
BOLI	833	1,767	1,632	2,551
Brokerage services	1,219	1,081	2,339	2,095
Other	1,990	1,439	3,199	2,498
Total noninterest income	12,145	11,557	22,368	21,281
Noninterest expense:
Salaries and employee benefits	22,272	21,984	44,654	45,097
Net occupancy	3,621	3,750	7,025	7,112
Advertising, travel & entertainment	950	795	1,874	1,745
ATM expense	405	368	783	693
Professional fees	1,401	1,075	2,921	2,229
Software and data processing	3,027	2,860	5,866	5,716
Communications	342	410	725	859
FDIC insurance	955	977	1,902	1,920
Amortization of intangibles	198	307	421	644
Other	6,086	3,239	10,175	6,631
Total noninterest expense	39,257	35,765	76,346	72,646
Income before income tax expense	26,532	29,885	52,760	56,018
Income tax expense	4,719	5,212	9,440	9,834
Net income	$21,813	$24,673	$43,320	$46,184

Earnings per common share – basic	$0.72	$0.81	$1.43	$1.52
Earnings per common share – diluted	$0.72	$0.81	$1.42	$1.52
Cash dividends paid per common share	$0.36	$0.36	$0.72	$0.72
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$21,813	$24,673	$43,320	$46,184
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(12,618)	(1,800)	(18,831)	(7,687)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,019	2,068	4,033	4,091
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	—	563	554	581
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	(392)	4,683	(3,543)	18,299
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(1,866)	(5,782)	(4,439)	(12,424)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	616	148	1,230	315
Other comprehensive income (loss), before tax	(12,241)	(120)	(20,996)	3,175
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,570	25	4,409	(667)
Other comprehensive income (loss), net of tax	(9,671)	(95)	(16,587)	2,508
Comprehensive income (loss)	$12,142	$24,578	$26,733	$48,692

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,598	$793,586	$326,793	$(231,137)	$(124,898)	$811,942
Net income	—	—	21,507	—	—	21,507
Other comprehensive income (loss)	—	—	—	—	(6,916)	(6,916)
Issuance of common stock for dividend reinvestment plan (8,897 shares)	11	253	—	—	—	264
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (22,675 shares)	—	(368)	(130)	350	—	(148)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,940)	—	—	(10,940)
Balance at March 31, 2025	47,609	794,385	337,230	(230,787)	(131,814)	816,623
Net income	—	—	21,813	—	—	21,813
Other comprehensive income (loss)	—	—	—	—	(9,671)	(9,671)
Issuance of common stock for dividend reinvestment plan (8,984 shares)	11	239	—	—	—	250
Purchase of common stock (424,435 shares)	—	—	—	(11,904)	—	(11,904)
Stock compensation expense	—	686	—	—	—	686
Net issuance of common stock under employee stock plans (86,579 shares)	—	(985)	(113)	1,391	—	293
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,890)	—	—	(10,890)
Balance at June 30, 2025	$47,620	$794,325	$348,040	$(241,300)	$(141,485)	$807,200
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$43,320	$46,184
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	5,310	4,962
Securities premium amortization (discount accretion), net	3,562	3,376
Loan (discount accretion) premium amortization, net	389	225
Provision for (reversal of) credit losses	1,380	(427)
Stock compensation expense	1,600	1,517
Deferred tax expense (benefit)	(400)	15
Net (gain) loss on sale of AFS securities	554	581
Net loss on premises and equipment	1,293	41
Gross proceeds from sales of loans held for sale	8,332	8,731
Gross originations of loans held for sale	(6,814)	(7,181)
Net (gain) loss on consumer receivables	—	412
Net (gain) loss on OREO	136	58
Gain on purchase of subordinated notes	—	(178)
Net change in:
Interest receivable	1,178	96
Other assets	1,564	(27,625)
Interest payable	586	(322)
Other liabilities	(32,105)	44,312
Net cash provided by (used in) operating activities	29,885	74,777

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(256,059)	(604,133)
Sales	120,242	100,259
Maturities, calls and principal repayments	254,464	435,095
Securities HTM:
Maturities, calls and principal repayments	7,747	2,549
Proceeds from redemption of FHLB stock and equity investments	18,112	29,930
Purchases of FHLB stock and equity investments	(8,713)	(50,825)
Net loan paydowns (originations)	59,252	(66,830)
Proceeds from sales of customer receivables	—	7,600
Purchases of premises and equipment	(10,366)	(3,668)
Proceeds from (purchases of) BOLI	1,143	3,440
Proceeds from sales of premises and equipment	(288)	(3)
Net proceeds from sales of OREO	—	58
Proceeds from sales of repossessed assets	68	97
Net cash provided by (used in) investing activities	185,602	(146,431)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2025	2024
FINANCING ACTIVITIES:
Net change in deposits	(22,321)	(53,760)
Net change in other borrowings	23,398	(308,402)
Proceeds from FHLB borrowings	2,716,000	3,740,000
Repayment of FHLB borrowings	(2,936,383)	(3,390,366)
Purchase/redemption of subordinated notes	—	(1,805)
Proceeds from stock option exercises	703	435
Cash paid to tax authority related to tax withholding on share-based awards	(558)	(251)
Purchase of common stock	(11,076)	(1,510)
Proceeds from the issuance of common stock for dividend reinvestment plan	514	596
Cash dividends paid	(21,830)	(21,797)
Net cash provided by (used in) financing activities	(251,553)	(36,860)

Net increase (decrease) in cash and cash equivalents	(36,066)	(108,514)
Cash and cash equivalents at beginning of period	426,161	560,510
Cash and cash equivalents at end of period	$390,095	$451,996

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$90,146	$100,310
Income taxes paid	$8,750	$7,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$202	$785
Unsettled trades to purchase securities	$50,514	$54,354
Unsettled trades to repurchase common stock	$747	$—

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
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and Diluted Earnings:
Net income	$21,813	$24,673	$43,320	$46,184
Less: Earnings allocated to participating securities	13	15	29	27
Net income available to common shareholders	$21,800	$24,658	$43,291	$46,157
Basic weighted-average shares outstanding	30,234	30,280	30,311	30,271
Add: Stock awards	74	32	86	39
Diluted weighted-average shares outstanding	30,308	30,312	30,397	30,310
Basic earnings per share:
Net income	$0.72	$0.81	$1.43	$1.52
Diluted earnings per share:
Net income	$0.72	$0.81	$1.42	$1.52
For the three and six months ended June 30, 2025, there were approximately 524,000 and 520,000 anti-dilutive shares outstanding, respectively. For the three and six months ended June 30, 2024, there were 649,000 and 636,000 anti-dilutive shares outstanding, respectively.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(115,078)	$1,781	$(18,517)	$(131,814)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(12,618)	(392)	—	(13,010)
Reclassification adjustments included in net income	2,019	(1,866)	616	769
Income tax (expense) benefit	2,226	474	(130)	2,570
Net current-period other comprehensive income (loss), net of tax	(8,373)	(1,784)	486	(9,671)
Ending balance, net of tax	$(123,451)	$(3)	$(18,031)	$(141,485)

	Six Months Ended June 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(18,831)	(3,543)	—	(22,374)
Reclassification adjustments included in net income	4,587	(4,439)	1,230	1,378
Income tax (expense) benefit	2,992	1,676	(259)	4,409
Net current-period other comprehensive income (loss), net of tax	(11,252)	(6,306)	971	(16,587)
Ending balance, net of tax	$(123,451)	$(3)	$(18,031)	$(141,485)
Southside Bancshares, Inc. |11

	Three Months Ended June 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(110,538)	$18,312	$(18,633)	$(110,859)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(1,800)	4,683	—	2,883
Reclassification adjustments included in net income	2,631	(5,782)	148	(3,003)
Income tax (expense) benefit	(174)	231	(32)	25
Net current-period other comprehensive income (loss), net of tax	657	(868)	116	(95)
Ending balance, net of tax	$(109,881)	$17,444	$(18,517)	$(110,954)

	Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(7,687)	18,299	—	10,612
Reclassification adjustments included in net income	4,672	(12,424)	315	(7,437)
Income tax (expense) benefit	633	(1,234)	(66)	(667)
Net current-period other comprehensive income (loss), net of tax	(2,382)	4,641	249	2,508
Ending balance, net of tax	$(109,881)	$17,444	$(18,517)	$(110,954)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,019)	$(2,068)	$(4,033)	$(4,091)
Tax (expense) benefit	424	434	847	859
Net of tax	(1,595)	(1,634)	(3,186)	(3,232)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	—	(563)	(554)	(581)
Tax (expense) benefit	—	118	116	122
Net of tax	—	(445)	(438)	(459)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	1,866	5,782	4,439	12,424
Tax (expense) benefit	(392)	(1,214)	(932)	(2,609)
Net of tax	1,474	4,568	3,507	9,815

Amortization of pension plan:
Net actuarial loss (4)	(616)	(148)	(1,230)	(315)
Tax (expense) benefit	130	32	259	66
Net of tax	(486)	(116)	(971)	(249)
Total reclassifications for the period, net of tax	$(607)	$2,373	$(1,088)	$5,875
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of June 30, 2025 and December 31, 2024 are reflected in the tables below (in thousands):

	June 30, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$134,385	$—	$6	$—	$134,379
State and political subdivisions	453,026	27	64,443	—	388,610
Corporate bonds and other	17,436	187	398	—	17,225
MBS: (1)
Residential	907,499	7,999	3,433	—	912,065
Commercial	5,204	59	418	—	4,845
Total	$1,517,550	$8,272	$68,698	$—	$1,457,124

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,041,998	$185	$180,070	$862,113	$26	$1,041,972
Corporate bonds and other	120,415	358	4,472	116,301	29	120,386
MBS: (1)
Residential	81,350	12	6,192	75,170	—	81,350
Commercial	29,198	—	1,405	27,793	—	29,198
Total	$1,272,961	$555	$192,139	$1,081,377	$55	$1,272,906

	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$173,880	$76	$—	$—	$173,956
State and political subdivisions	458,013	36	43,717	—	414,332
Corporate bonds and other	14,646	263	401	—	14,508
MBS: (1)
Residential	935,639	835	10,088	—	926,386
Commercial	5,238	—	526	—	4,712
Total	$1,587,416	$1,210	$54,732	$—	$1,533,894

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,040,912	$4,004	$152,697	$892,219	$—	$1,040,912
Corporate bonds and other	124,095	17	6,553	117,559	—	124,095
MBS: (1)
Residential	84,660	8	8,549	76,119	—	84,660
Commercial	29,567	—	1,982	27,585	—	29,567
Total	$1,279,234	$4,029	$169,781	$1,113,482	$—	$1,279,234
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

Southside Bancshares, Inc. |14

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the six months ended June 30, 2025 or the year ended December 31, 2024. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $101.1 million ($79.8 million, net of tax) at June 30, 2025 and $105.1 million ($83.0 million, net of tax) at December 31, 2024. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.16 billion and $2.18 billion were pledged as of June 30, 2025 and December 31, 2024, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At June 30, 2025 and December 31, 2024, the amount of excess collateral at the FRDW was $383.6 million and $431.7 million, respectively.
Southside Bancshares, Inc. |15

The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of June 30, 2025 and December 31, 2024, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
U.S. Treasury	$134,379	$6	$—	$—	$134,379	$6
State and political subdivisions	4,458	152	373,075	64,291	377,533	64,443
Corporate bonds and other	2,944	56	5,640	342	8,584	398
MBS:
Residential	170,868	740	30,203	2,693	201,071	3,433
Commercial	—	—	2,553	418	2,553	418
Total	$312,649	$954	$411,471	$67,744	$724,120	$68,698

HELD TO MATURITY
Investment securities:
State and political subdivisions	$169,617	$11,037	$689,160	$169,033	$858,777	$180,070
Corporate bonds and other	3,872	71	100,386	4,401	104,258	4,472
MBS:
Residential	2,510	215	72,213	5,977	74,723	6,192
Commercial	—	—	27,793	1,405	27,793	1,405
Total	$175,999	$11,323	$889,552	$180,816	$1,065,551	$192,139

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,089	$64	$398,304	$43,653	$410,393	$43,717
Corporate bonds and other	2,967	33	5,612	368	8,579	401
MBS:
Residential	723,855	6,517	31,527	3,571	755,382	10,088
Commercial	2,223	12	2,489	514	4,712	526
Total	$741,134	$6,626	$437,932	$48,106	$1,179,066	$54,732

HELD TO MATURITY
Investment securities:
State and political subdivisions	$73,272	$1,779	$704,563	$150,918	$777,835	$152,697
Corporate bonds and other	2,212	149	111,392	6,404	113,604	6,553
MBS:
Residential	2,548	292	73,064	8,257	75,612	8,549
Commercial	—	—	27,585	1,982	27,585	1,982
Total	$78,032	$2,220	$916,604	$167,561	$994,636	$169,781
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
Southside Bancshares, Inc. |16

corresponding adjustment to earnings. Noncredit-related temporary impairment, the portion of the impairment relating to factors other than credit (such as changes in market interest rates), is recognized in other comprehensive income, net of tax.
As of June 30, 2025 and December 31, 2024, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 335 and 421 AFS debt securities in an unrealized loss position at June 30, 2025 and December 31, 2024, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities, which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the collective evaluation method to model our HTM securities, which aligns with our third-party fair value measurement process. The model determined an expected credit loss over the life of the HTM securities of $55,000, and such amount was recognized as credit loss for the six months ended June 30, 2025, and a reversal of provision of credit loss of $9,000 was recognized for the three months ended June 30, 2025. Management evaluated the remote expectation of loss on the HTM portfolio, along with the qualitative factors associated with these securities, as well as the credit loss estimate of the model and concluded that an allowance for credit loss of $55,000 was sufficient as of June 30, 2025, due to the securities being highly rated municipals and primarily investment grade corporates with a long history of no credit losses. As of June 30, 2025, two corporate bonds were rated below investment grade. For the three and six months ended June 30, 2024, no credit loss was recognized.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2025, accrued interest receivable on AFS and HTM debt securities totaled $12.3 million and $12.8 million, respectively. As of December 31, 2024, accrued interest receivable on AFS and HTM debt securities totaled $13.6 million and $12.9 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2025 or December 31, 2024.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024
U.S. Treasury	$1,436	$2,066
State and political subdivisions	11,659	13,888
Corporate bonds and other	1,593	1,765
MBS	13,040	11,084
Total interest income on securities	$27,728	$28,803

	Six Months Ended June 30,
	2025	2024
U.S. Treasury	$3,003	$4,089
State and political subdivisions	23,319	28,157
Corporate bonds and other	3,210	3,528
MBS	26,563	21,203
Total interest income on securities	$56,095	$56,977
There was a $554,000 net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2025, which consisted of a net loss of $1.2 million on the unwind of fair value MBS hedges in the AFS securities portfolio, partially offset by $600,000 in realized gains. There was a $581,000 net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2024, which consisted of $4.6 million in realized losses and $88,000 in realized gains, offset by a net gain of $4.0 million on the unwinding of fair value hedges on municipal securities in the AFS securities portfolio. There were no sales from the HTM portfolio during the three and six months ended June 30, 2025 or 2024.  We calculate realized gains and losses on sales of securities under the specific identification method.
Expected maturities on our securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category since MBS are typically issued with stated principal amounts and are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as
Southside Bancshares, Inc. |17

fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.
The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2025, are presented below by contractual maturity (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$134,877	$134,874
Due after one year through five years	6,715	6,676
Due after five years through ten years	27,902	27,480
Due after ten years	435,353	371,184
	604,847	540,214
MBS:	912,703	916,910
Total	$1,517,550	$1,457,124

	June 30, 2025
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$135	$135
Due after one year through five years	20,535	20,319
Due after five years through ten years	127,653	123,038
Due after ten years	1,014,090	834,922
	1,162,413	978,414
MBS:	110,548	102,963
Total	$1,272,961	$1,081,377

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2025 and December 31, 2024, we had equity investments recorded in our consolidated balance sheets of $9.5 million.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost less impairment, if any. For the three and six months ended June 30, 2025, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity investments	$16	$(23)	$95	$(79)
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$16	$(23)	$95	$(79)

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2025.
Southside Bancshares, Inc. |18

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at June 30, 2025, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |19

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate loans:
Construction	$470,380	$537,827
1-4 family residential	736,108	740,396
Commercial	2,606,072	2,579,735
Commercial loans	380,612	363,167
Municipal loans	363,746	390,968
Loans to individuals	45,015	49,504
Total loans	4,601,933	4,661,597
Less: Allowance for loan losses	44,421	44,884
Net loans	$4,557,512	$4,616,713

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
Commercial Real Estate Loans
Commercial real estate loans as of June 30, 2025 consisted of $1.84 billion of owner and non-owner occupied real estate, $739.2 million of loans secured by multi-family properties and $31.3 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Southside Bancshares, Inc. |20

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

Southside Bancshares, Inc. |21

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$63,373	$95,337	$74,939	$41,668	$16,551	$6,796	$132,338	$431,002
Pass watch	14,916	191	—	365	—	1,226	21,384	38,082
Special mention	—	—	—	498	419	62	—	979
Substandard	—	—	—	—	56	152	—	208
Doubtful	—	—	109	—	—	—	—	109
Total construction real estate	$78,289	$95,528	$75,048	$42,531	$17,026	$8,236	$153,722	$470,380
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$24,209	$44,590	$69,378	$147,956	$132,524	$310,965	$1,587	$731,209
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	242	500	39	—	781
Substandard	—	48	112	—	166	3,477	—	3,803
Doubtful	—	172	—	—	—	143	—	315
Total 1-4 family residential real estate	$24,209	$44,810	$69,490	$148,198	$133,190	$314,624	$1,587	$736,108
Current period gross charge-offs	$—	$56	$—	$—	$—	$13	$—	$69

Commercial real estate:
Pass	$286,998	$287,668	$368,496	$511,101	$433,481	$335,488	$43,253	$2,266,485
Pass watch	—	31,999	48,907	122,110	—	2,486	932	206,434
Special mention	23,668	—	—	50,597	448	12,339	—	87,052
Substandard	—	—	—	28,062	12,211	5,778	—	46,051
Doubtful	—	—	—	—	—	50	—	50
Total commercial real estate	$310,666	$319,667	$417,403	$711,870	$446,140	$356,141	$44,185	$2,606,072
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$30,105	$56,638	$40,240	$31,339	$10,559	$6,642	$169,855	$345,378
Pass watch	2,339	180	137	155	182	—	675	3,668
Special mention	108	12,933	111	565	888	6	12,376	26,987
Substandard	1,493	176	389	226	18	102	278	2,682
Doubtful	—	995	415	146	153	47	141	1,897
Total commercial loans	$34,045	$70,922	$41,292	$32,431	$11,800	$6,797	$183,325	$380,612
Current period gross charge-offs	$—	$359	$286	$108	$108	$22	$—	$883

Municipal loans:
Pass	$—	$1,876	$33,287	$55,944	$62,126	$210,513	$—	$363,746
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$—	$1,876	$33,287	$55,944	$62,126	$210,513	$—	$363,746
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$10,819	$12,185	$7,428	$5,518	$4,073	$2,693	$2,025	$44,741
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	210	—	2	—	—	3	—	215
Doubtful	12	—	20	21	—	6	—	59
Total loans to individuals	$11,041	$12,185	$7,450	$5,539	$4,073	$2,702	$2,025	$45,015
Current period gross charge-offs (1)	$736	$22	$8	$55	$21	$13	$—	$855

Total loans	$458,250	$544,988	$643,970	$996,513	$674,355	$899,013	$384,844	$4,601,933
Total current period gross charge-offs (1)	$736	$437	$294	$163	$129	$48	$—	$1,807
(1) Includes $546,000 in charged off demand deposit overdrafts reported as 2025 originations.
Southside Bancshares, Inc. |22

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$130,555	$122,724	$46,499	$17,710	$3,564	$5,923	$132,096	$459,071
Pass watch	209	—	59,700	—	574	591	16,999	78,073
Special mention	—	—	—	429	—	72	—	501
Substandard	—	112	—	59	—	—	—	171
Doubtful	—	—	—	—	—	11	—	11
Total construction real estate	$130,764	$122,836	$106,199	$18,198	$4,138	$6,597	$149,095	$537,827
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$43,040	$65,458	$153,335	$139,048	$106,116	$226,550	$1,524	$735,071
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	505	—	—	—	505
Substandard	50	225	—	225	1,326	2,833	—	4,659
Doubtful	—	—	—	—	—	161	—	161
Total 1-4 family residential real estate	$43,090	$65,683	$153,335	$139,778	$107,442	$229,544	$1,524	$740,396
Current period gross charge-offs	$—	$31	$—	$—	$10	$220	$—	$261

Commercial real estate:
Pass	$363,370	$410,213	$632,216	$509,927	$132,562	$223,551	$41,568	$2,313,407
Pass watch	—	11,953	65,206	22,440	4,090	24,599	983	129,271
Special mention	3,983	—	79,280	175	—	13,232	—	96,670
Substandard	—	—	27,994	6,409	250	5,649	—	40,302
Doubtful	—	—	—	—	—	85	—	85
Total commercial real estate	$367,353	$422,166	$804,696	$538,951	$136,902	$267,116	$42,551	$2,579,735
Current period gross charge-offs	$—	$—	$—	$—	$—	$78	$—	$78

Commercial loans:
Pass	$83,118	$51,895	$39,449	$13,887	$5,875	$3,091	$155,671	$352,986
Pass watch	—	30	603	787	29	513	4,972	6,934
Special mention	—	327	29	83	—	101	180	720
Substandard	365	99	281	137	22	1	1,100	2,005
Doubtful	31	244	134	61	—	52	—	522
Total commercial loans	$83,514	$52,595	$40,496	$14,955	$5,926	$3,758	$161,923	$363,167
Current period gross charge-offs	$24	$462	$590	$85	$—	$12	$—	$1,173

Municipal loans:
Pass	$1,949	$34,398	$57,862	$64,041	$41,115	$188,309	$—	$387,674
Pass watch	—	—	—	—	892	2,402	—	3,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,949	$34,398	$57,862	$64,041	$42,007	$190,711	$—	$390,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$18,765	$10,881	$7,719	$5,949	$2,900	$949	$2,215	$49,378
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	28	—	—	4	1	35
Doubtful	—	8	67	2	8	6	—	91
Total loans to individuals	$18,765	$10,891	$7,814	$5,951	$2,908	$959	$2,216	$49,504
Current period gross charge-offs	$1,655	$34	$43	$26	$33	$33	$—	$1,824

Total loans	$645,435	$708,569	$1,170,402	$781,874	$299,323	$698,685	$357,309	$4,661,597
Total current period gross charge-offs (1)	$1,679	$551	$633	$111	$43	$343	$—	$3,360
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2024 originations.

Southside Bancshares, Inc. |23

Watch List loans reported as 2025 originations as of June 30, 2025 and Watch List loans reported as 2024 originations as of December 31, 2024 were, for the majority, first originated in various years prior to 2025 and 2024, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$586	$20	$231	$837	$469,543	$470,380
1-4 family residential	1,025	1,030	221	2,276	733,832	736,108
Commercial	319	349	62	730	2,605,342	2,606,072
Commercial loans	1,244	1,300	1,722	4,266	376,346	380,612
Municipal loans	—	—	—	—	363,746	363,746
Loans to individuals	50	10	5	65	44,950	45,015
Total	$3,224	$2,709	$2,241	$8,174	$4,593,759	$4,601,933

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$92	$5	$—	$97	$537,730	$537,827
1-4 family residential	3,217	1,328	262	4,807	735,589	740,396
Commercial	2,054	331	—	2,385	2,577,350	2,579,735
Commercial loans	2,881	649	407	3,937	359,230	363,167
Municipal loans	—	—	—	—	390,968	390,968
Loans to individuals	108	48	20	176	49,328	49,504
Total	$8,352	$2,361	$689	$11,402	$4,650,195	$4,661,597

Southside Bancshares, Inc. |24

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Construction	$251	$122
1-4 family residential	1,433	1,734
Commercial	193	171
Commercial loans	2,861	1,067
Loans to individuals	260	91
Total nonaccrual loans (1)	4,998	3,185

Accruing loans past due more than 90 days	—	—
Restructured loans	27,512	2
OREO	380	388
Repossessed assets	19	14
Total nonperforming assets	$32,909	$3,589

(1)    Includes $526,000 and $63,000 of restructured loans as of June 30, 2025 and December 31, 2024, respectively.

The increase in restructured loans was due to the extension of maturity in the first quarter of 2025 on a $27.5 million commercial real estate loan. We reversed $56,000 and $68,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2025, respectively, and $14,000 and $59,000 for the three and six months ended June 30, 2024, respectively. We had $763,000 and $650,000 of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2025 and December 31, 2024, we had $36.5 million and $6.9 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets as of June 30, 2025. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2025. There were $40,000 of loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2024.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the six months ended June 30, 2025 were not significant.
There were nine restructured loans totaling $526,000 with extensions of maturity during the three months ended June 30, 2025 and 11 restructured loans totaling $28.0 million with extensions of maturity during the six months ended June 30, 2025. There were 13 restructured loans totaling $28.1 million included in nonperforming assets as of June 30, 2025. There was one restructured loan totaling $26,000 restructured with an extension of amortization period during the three and six months ended June 30, 2024.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the six months ended June 30, 2025 and 2024, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At June 30, 2025, there were no commitments to lend additional funds to borrowers whose loans had been restructured.
Southside Bancshares, Inc. |25

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,887	$2,709	$34,730	$3,128	$14	$155	$44,623
Loans charged-off	—	(56)	—	(727)	—	(411)	(1,194)
Recoveries of loans charged-off	—	7	4	163	—	168	342
Net loans (charged-off) recovered	—	(49)	4	(564)	—	(243)	(852)
Provision for (reversal of) loan losses	2,307	121	(4,033)	1,869	—	386	650
Balance at end of period	$6,194	$2,781	$30,701	$4,433	$14	$298	$44,421

	Six Months Ended June 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884
Loans charged-off	—	(69)	—	(883)	—	(855)	(1,807)
Recoveries of loans charged-off	—	15	9	265	—	363	652
Net loans (charged-off) recovered	—	(54)	9	(618)	—	(492)	(1,155)
Provision for (reversal of) loan losses	2,236	55	(4,834)	2,603	(2)	634	692
Balance at end of period	$6,194	$2,781	$30,701	$4,433	$14	$298	$44,421

	Three Months Ended June 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,920	$2,768	$32,893	$2,774	$19	$183	$43,557
Loans charged-off	(24)	(106)	—	(216)	—	(375)	(721)
Recoveries of loans charged-off	—	33	—	191	—	220	444
Net loans (charged-off) recovered	(24)	(73)	—	(25)	—	(155)	(277)
Provision for (reversal of) loan losses	(162)	9	(1,052)	193	(1)	140	(873)
Balance at end of period	$4,734	$2,704	$31,841	$2,942	$18	$168	$42,407

Southside Bancshares, Inc. |26

	Six Months Ended June 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off (1)	(24)	(128)	—	(367)	—	(836)	(1,355)
Recoveries of loans charged-off	—	44	3	247	—	497	791
Net loans (charged-off) recovered	(24)	(84)	3	(120)	—	(339)	(564)
Provision (reversal) for loan losses (2)	(529)	(52)	(428)	976	(1)	331	297
Balance at end of period	$4,734	$2,704	$31,841	$2,942	$18	$168	$42,407

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $20.4 million and $20.2 million, respectively.

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2025	December 31, 2024
Other borrowings:
Balance at end of period	$99,841	$76,443
Average amount outstanding during the period (1)	104,313	205,743
Maximum amount outstanding during the period (2)	259,317	597,765
Weighted average interest rate during the period (3)	5.0%	5.7%
Interest rate at end of period (4)	3.7%	3.6%

FHLB borrowings:
Balance at end of period	$511,526	$731,909
Average amount outstanding during the period (1)	503,898	601,366
Maximum amount outstanding during the period (2)	651,782	760,046
Weighted average interest rate during the period (3)	3.8%	4.1%
Interest rate at end of period (5)	3.8%	3.7%
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

Southside Bancshares, Inc. |27

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2025 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$99,591	$250	$—	$—	$—	$—	$99,841
FHLB borrowings	510,679	396	416	35	—	—	511,526
Total obligations	$610,270	$646	$416	$35	$—	$—	$611,367

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at June 30, 2025 or December 31, 2024.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $383.6 million. There were $30.0 million in borrowings from the FRDW at June 30, 2025. There were no borrowings from the FRDW at December 31, 2024. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2025, the line had one outstanding letter of credit for $155,000. Southside Bank currently has two outstanding letters of credit from FHLB held as collateral for a loan for $6.2 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $69.8 million at June 30, 2025 and $76.4 million at December 31, 2024, and had maturities of less than two years.  Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.59% to 4.92% (including the effect of interest rate swaps) and with remaining maturities of two days to 3.0 years at June 30, 2025.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.87 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$92,115	$92,042
Total Subordinated notes	92,115	92,042
Trust preferred subordinated debentures: (3)
Southside Statutory Trust III, net of unamortized debt issuance costs (4)	20,585	20,582
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,277	60,274
Total Long-term debt	$152,392	$152,316

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $885,000 at June 30, 2025 and $958,000 at December 31, 2024.
(3)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
Southside Bancshares, Inc. |28

(4)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $34,000 at June 30, 2025 and $37,000 at December 31, 2024.

As of June 30, 2025, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
Southside Bancshares, Inc. |29

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2025	2024	2025	2024	2025	2024
Interest cost	$920	$900	$28	$24	$223	$226
Expected return on assets	(1,018)	(1,214)	(34)	(44)	—	—
Net loss amortization	594	140	—	—	22	8
Net periodic benefit cost (income)	$496	$(174)	$(6)	$(20)	$245	$234

	Six Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2025	2024	2025	2024	2025	2024
Interest cost	$1,841	$1,810	$56	$52	$447	$429
Expected return on assets	(2,037)	(2,429)	(68)	(90)	—	—
Net loss amortization	1,187	289	—	—	43	26
Net periodic benefit cost (income)	$991	$(330)	$(12)	$(38)	$490	$455
All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $(1.2) million and $(315,000) for the six months ended June 30, 2025 and 2024, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $810.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At June 30, 2025, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $4.3 million.
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
Southside Bancshares, Inc. |31

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Securities AFS (1) (3)	$719,998	$903,168	$5,420	$16,617
Loans (1) (3)	249,338	265,845	220	1,545
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2025 and December 31, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $390.8 million and $558.5 million, respectively, the amount of the designated hedged items were $164.0 million and $134.0 million, respectively, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $662,000 and $1.1 million, respectively. As of June 30, 2025 and December 31, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $249.3 million and $265.8 million, respectively, the amount of the designated hedged items were $155.0 million for both periods, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a gain of $220,000 and $1.5 million, respectively.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $3.1 million and a loss of $3.3 million, respectively, at June 30, 2025, and a loss of $4.8 million and a loss of $3.7 million, respectively, at December 31, 2024.
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
At June 30, 2025 and December 31, 2024, net derivative assets included $17.0 million and $49.9 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |32

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$810,000	$6,052	$3,513	$790,000	$12,625	$1,078
Swaps-Fair Value Hedge-Financial institution counterparties	631,075	6,162	754	602,950	18,331	217
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	516,261	14,863	5,820	408,749	21,534	1,321
Swaps-Customer counterparties	516,261	5,820	14,863	408,749	1,321	21,534
Gross derivatives		32,897	24,950		53,811	24,150
Offsetting derivative assets/liabilities		(10,087)	(10,087)		(2,616)	(2,616)
Cash collateral received/posted		(16,990)	—		(49,874)	—
Net derivatives included in the consolidated balance sheets (2)		$5,820	$14,863		$1,321	$21,534
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At June 30, 2025, we had no credit exposure related to interest rate swaps with financial institutions and $5.8 million related to interest rate swaps with customers. At December 31, 2024, we had no credit exposure related to interest rate swaps with financial institutions and $1.3 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$810,000	1.7	4.38%	3.19%	$790,000	1.6	4.60%	2.62%
Swaps-Fair Value hedge
Financial institution counterparties	631,075	2.5	4.34%	3.33%	602,950	3.0	4.76%	3.33%
Swaps-Non-hedging
Financial institution counterparties	516,261	4.9	4.40%	3.46%	408,749	5.4	4.65%	3.39%
Customer counterparties	516,261	4.9	3.46%	3.40%	408,749	5.4	3.39%	4.65%

Southside Bancshares, Inc. |33

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$1,149	$3,738	$2,650	$7,849
Gain (loss) included in interest expense on FHLB borrowings	717	2,044	1,789	4,575
	1,866	5,782	4,439	12,424
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	1,076	2,481	2,126	5,103
Gain (loss) included in interest income on MBS	318	266	573	266
Gain (loss) included in interest income on loans	274	87	546	87
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	732	53	825	53
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
Southside Bancshares, Inc. |35

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2025 and December 31, 2024.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2025 and December 31, 2024, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |36

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$134,379	$134,379	$—	$—
State and political subdivisions	388,610	—	388,610	—
Corporate bonds and other	17,225	—	17,225	—
MBS: (1)
Residential	912,065	—	912,065	—
Commercial	4,845	—	4,845	—
Equity investments:
Equity investments	5,353	5,353	—	—
Derivative assets:
Interest rate swaps	32,897	—	32,897	—
Total asset recurring fair value measurements	$1,495,374	$139,732	$1,355,642	$—

Derivative liabilities:
Interest rate swaps	$24,950	$—	$24,950	$—
Total liability recurring fair value measurements	$24,950	$—	$24,950	$—

Nonrecurring fair value measurements
Foreclosed assets	$399	$—	$—	$399
Collateral-dependent loans (2)	34,798	—	—	34,798
Total asset nonrecurring fair value measurements	$35,197	$—	$—	$35,197
Southside Bancshares, Inc. |37

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$173,956	$173,956	$—	$—
State and political subdivisions	414,332	—	414,332	—
Corporate bonds and other	14,508	—	14,508	—
MBS: (1)
Residential	926,386	—	926,386	—
Commercial	4,712	—	4,712	—
Equity investments:
Equity investments	5,257	5,257	—	—
Derivative assets:
Interest rate swaps	53,811	—	53,811	—
Total asset recurring fair value measurements	$1,592,962	$179,213	$1,413,749	$—

Derivative liabilities:
Interest rate swaps	$24,150	$—	$24,150	$—
Total liability recurring fair value measurements	$24,150	$—	$24,150	$—

Nonrecurring fair value measurements
Foreclosed assets	$402	$—	$—	$402
Collateral-dependent loans (2)	6,726	—	—	6,726
Total asset nonrecurring fair value measurements	$7,128	$—	$—	$7,128
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

Southside Bancshares, Inc. |39

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$390,095	$390,095	$390,095	$—	$—
Investment securities:
HTM, at net carrying value	1,162,358	978,414	—	978,414	—
MBS:
HTM, at carrying value	110,548	102,963	—	102,963	—
FHLB stock, at cost	24,384	24,384	—	24,384	—
Equity investments	4,149	4,149	—	4,149	—
Loans, net of allowance for loan losses	4,557,512	4,468,441	—	—	4,468,441
Loans held for sale	428	428	—	428	—
Financial liabilities:
Deposits	$6,631,964	$6,631,274	$—	$6,631,274	$—
Other borrowings	99,841	99,787	—	99,787	—
FHLB borrowings	511,526	509,719	—	509,719	—
Subordinated notes, net of unamortized debt issuance costs	92,115	91,221	—	91,221	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,277	56,920	—	56,920	—

		Estimated Fair Value
December 31, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$426,161	$426,161	$426,161	$—	$—
Investment securities:
HTM, at net carrying value	1,165,007	1,009,778	—	1,009,778	—
Mortgage-backed securities:
HTM, at carrying value	114,227	103,704	—	103,704	—
FHLB stock, at cost	33,818	33,818	—	33,818	—
Equity investments	4,210	4,210	—	4,210	—
Loans, net of allowance for loan losses	4,616,713	4,499,646	—	—	4,499,646
Loans held for sale	1,946	1,946	—	1,946	—
Financial liabilities:
Deposits	$6,654,248	$6,646,510	$—	$6,646,510	$—
Other borrowings	76,443	76,399	—	76,399	—
FHLB borrowings	731,909	727,177	—	727,177	—
Subordinated notes, net of unamortized debt issuance costs	92,042	88,999	—	88,999	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	56,172	—	56,172	—

Southside Bancshares, Inc. |40

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax expense	$4,804	$5,055	$9,840	$9,819
Deferred income tax expense (benefit)	(85)	157	(400)	15
Income tax expense	$4,719	$5,212	$9,440	$9,834

The net deferred tax asset totaled $39.3 million at June 30, 2025, as compared to $34.5 million at December 31, 2024. The increase in the net deferred tax asset is primarily the result of a decrease in the estimated fair value of the effective hedging derivatives.  No valuation allowance was recorded at June 30, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2025 or December 31, 2024.
We recognized income tax expense of $4.7 million and $9.4 million for an ETR of 17.8% and 17.9% for the three and six months ended June 30, 2025, respectively, compared to income tax expense of $5.2 million and $9.8 million for an ETR of 17.4% and 17.6% for the three and six months ended June 30, 2024, respectively. The marginally higher ETR for the three and six months ended June 30, 2025 was primarily due to an increase in state income tax expense compared to the same periods in 2024. The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2025 and 2024 primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021 or Texas state tax examinations by tax authorities for years before 2020.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Balance at beginning of period	$3,793	$2,820	$3,141	$3,932
Provision for (reversal of) off-balance-sheet credit exposures	(19)	388	633	(724)
Balance at end of period	$3,774	$3,208	$3,774	$3,208

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2025	December 31, 2024

Commitments to extend credit	$803,959	$865,178
Standby letters of credit	17,088	16,532
Total	$821,047	$881,710

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
Leases. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three and six months ended June 30, 2025. During the three months ended June 30, 2024, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2024, there were $372,000 of operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business, we buy and sell securities. At June 30, 2025, there were $50.5 million unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2024, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2025 or December 31, 2024.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.
Southside Bancshares, Inc. |42

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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, benefits of the Share Repurchase Plan, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate changes, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, interest rate fluctuations, including the impact of changes in interest rates on our financial projections, models and guidance, and general economic and recessionary concerns, as well as the effects of declines in the real estate market, tariffs or trade wars (including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains and decreased demand for other banking products and services), high unemployment and increasing insurance costs, as well as the financial stress to borrowers as a result of the foregoing, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
•general (i) political conditions, including, without limitation, governmental action and uncertainty resulting from U.S. and global political trends and (ii) economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, energy, oil and gas, credit or liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses, as well as the risks of an economic slowdown or recession and the effects of inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues and adverse impacts to credit quality) and the related financial stress on borrowers and changes to customer behavior and credit risk as a result of the foregoing;
•inflation and fluctuations in interest rates that reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, and the cost we pay to retain and attract deposits and secure other types of funding;
•current or future legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the Federal Reserve’s actions to manage interest rates, tariffs, trade policies, supply chain disruptions, immigration policies and/or disputes and other regulatory responses to economic conditions;
•the impact of interest rate fluctuations on our financial projections, models and guidance;
•legislative, tax and regulatory changes including overdraft and late fee caps (if implemented), including those that impact the money supply and inflation;
•acts of terrorism, war or other conflicts, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate change or other
Southside Bancshares, Inc. |43

catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•potential impacts of the adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments);
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
•the implementation under the presidential administration of a regulatory reform agenda that is different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
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
•changes in consumer spending, borrowing and saving habits, including as a result of inflation, tariffs, supply chain disruptions, fluctuating interest rates and recessionary concerns;
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
Southside Bancshares, Inc. |44

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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2024 Form 10-K. As of June 30, 2025, there have been no significant changes to our critical accounting estimates.
Southside Bancshares, Inc. |45

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

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income (GAAP)	$54,266	$53,608	$108,118	$106,956
Tax equivalent adjustments:
Loans	565	633	1,146	1,289
Tax-exempt investment securities	1,868	2,051	3,640	4,131
Net interest income (FTE) (1)	$56,699	$56,292	$112,904	$112,376

Average earning assets	$7,709,799	$7,881,919	$7,833,425	$7,882,128

Net interest margin	2.82%	2.74%	2.78%	2.73%
Net interest margin (FTE) (1)	2.95%	2.87%	2.91%	2.87%

Net interest spread	2.15%	2.00%	2.11%	2.01%
Net interest spread (FTE) (1)	2.27%	2.13%	2.23%	2.15%
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
Southside Bancshares, Inc. |46

OVERVIEW
ECONOMIC CONDITIONS
Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to potential inflation levels and its impact on the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Overall, the Texas markets we serve remain healthy and continue to report both job and population growth.
DEPOSITS
Our deposits were $6.63 billion at June 30, 2025, a decrease of $22.3 million, or 0.3%, from December 31, 2024. At June 30, 2025, we had 178,970 total deposit accounts with an average balance of $34,000. Our estimated uninsured deposits were 38.5% of total deposits as of June 30, 2025. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 21.1% of total deposits as of June 30, 2025.
Our noninterest bearing deposits represent approximately 20.6% of total deposits. During the three months ended June 30, 2025, our cost of interest bearing deposits decreased 19 basis points to 2.82% from 3.01% for the three months ended June 30, 2024. Our cost of total deposits for the second quarter of 2025 decreased 13 basis points to 2.26% from 2.39% for the three months ended June 30, 2024.
Our cost of interest bearing deposits decreased 16 basis points, from 2.99% for the six months ended June 30, 2024 to 2.83% for the six months ended June 30, 2025. Our cost of total deposits decreased 11 basis points, from 2.37% for the six months ended June 30, 2024 to 2.26% for the six months ended June 30, 2025.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of June 30, 2025 (in thousands):

	June 30, 2025
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,377,691	$511,526	$1,866,165	$280,000
Federal Reserve discount window	413,587	30,000	383,587	—
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$2,871,278	$541,526	$2,329,752	$280,000

Operating Results
Net income was $21.8 million for the three months ended June 30, 2025, compared to $24.7 million for the same period in 2024, a decrease of $2.9 million, or 11.6%. The $3.5 million increase in noninterest expense and the $1.1 million increase in the provision for credit losses was partially offset by the $658,000 increase in net interest income, the $588,000 increase in noninterest income and the $493,000 decrease in income tax expense. Earnings per diluted common share were $0.72 for the three months ended June 30, 2025, compared to $0.81 for the same period in 2024, a decrease of 11.1%.
During the six months ended June 30, 2025, our net income decreased $2.9 million, or 6.2%, to $43.3 million from $46.2 million for the same period in 2024. The decrease in net income was primarily a result of the $3.7 million increase in noninterest expense, the $1.8 million increase in the provision for credit losses, partially offset by the $1.2 million increase in net interest income, the $1.1 million increase in noninterest income and the $394,000 decrease in income tax expense. Earnings per diluted common share decreased $0.10, or 6.6%, to $1.42 for the six months ended June 30, 2025, compared to $1.52 for the same period in 2024.
Southside Bancshares, Inc. |47

Financial Condition
Our total assets decreased $177.5 million, or 2.1%, to $8.34 billion at June 30, 2025 from $8.52 billion at December 31, 2024. Our securities portfolio decreased by $83.1 million, or 3.0%, to $2.73 billion at June 30, 2025, compared to $2.81 billion at December 31, 2024. The decrease in the securities portfolio was due to decreases in U.S. Treasury securities, MBS and municipal securities during the six months ended June 30, 2025. Our FHLB stock decreased $9.4 million, or 27.9%, to $24.4 million from $33.8 million at December 31, 2024, due to the decrease in our FHLB borrowings during the six months ended June 30, 2025.
Loans at June 30, 2025 were $4.60 billion, a decrease of $59.7 million, or 1.3%, compared to $4.66 billion at December 31, 2024, due to decreases of $67.4 million in construction loans, $27.2 million in municipal loans, $4.5 million in loans to individuals and $4.3 million in 1-4 family residential loans. These decreases were partially offset by increases of $26.3 million in commercial real estate loans and $17.4 million in commercial loans. Loans held for sale decreased $1.5 million, or 78.0%, to $428,000 at June 30, 2025 from $1.9 million at December 31, 2024.
Our nonperforming assets at June 30, 2025 increased $29.3 million, or 816.9%, to $32.9 million and represented 0.39% of total assets, compared to $3.6 million, or 0.04% of total assets, at December 31, 2024.  Nonaccruing loans increased $1.8 million, or 56.9%, to $5.0 million, and the ratio of nonaccruing loans to total loans was 0.11% and 0.07% for June 30, 2025 and December 31, 2024, respectively. There were $27.5 million in restructured loans as of June 30, 2025, compared to $2,000 at December 31, 2024. The increase in restructured loans was due to the extension of maturity in the first quarter of 2025 on a $27.5 million commercial real estate loan to allow for an extended lease up period. Repossessed assets were $19,000 at June 30, 2025, compared to $14,000 at December 31, 2024. There was $380,000 of OREO at June 30, 2025 and $388,000 at December 31, 2024.
Our deposits decreased $22.3 million, or 0.3%, to $6.63 billion at June 30, 2025 from $6.65 billion at December 31, 2024, primarily due to a decrease in brokered deposits of $135.7 million, or 18.3%, and a decrease in public fund deposits of $68.5 million, or 5.9%, partially offset by an increase in commercial and retail deposits.
Total FHLB borrowings decreased $220.4 million, or 30.1%, to $511.5 million at June 30, 2025 from $731.9 million at December 31, 2024.
Other borrowings increased $23.4 million, or 30.6%, to $99.8 million at June 30, 2025, from $76.4 million at December 31, 2024.
Our total shareholders’ equity at June 30, 2025 decreased 0.6%, or $4.7 million, to $807.2 million, or 9.7% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The decrease in shareholders’ equity was the result of cash dividends paid of $21.8 million, other comprehensive loss of $16.6 million and repurchases of $11.9 million of our common stock pursuant to our Stock Repurchase Plan, partially offset by net income of $43.3 million, stock compensation expense of $1.6 million, common stock issued under our dividend reinvestment plan of $514,000, and net issuance of common stock under employee stock plans of $145,000.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, inflation risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |48

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
We ended the second quarter of 2025 with approximately $383.6 million in available liquidity from the FRDW, in addition to the approximately $1.87 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At June 30, 2025, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 21.1%, or $1.40 billion.
During the six months ended June 30, 2025, we entered into an additional $200 million cash flow hedge interest rate swap contracts, while $180 million cash flow hedge interest rate swap contracts matured. At June 30, 2025, brokered deposits of $530 million and FHLB advances of $280 million were hedged with our $810 million of cash flow swaps. As of June 30, 2025, a pre-tax unrealized gain of $2.5 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. In connection with $810.0 million and $790.0 million of the agreements outstanding at June 30, 2025 and December 31, 2024, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 3.52% with a remaining average weighted maturity of 1.7 years at June 30, 2025. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. Wholesale funding and securities are utilized to enhance overall profitability, to determine the appropriate leverage of our capital and to determine acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management. Wholesale funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, U.S. Treasury Bills and corporate securities.  Although the securities purchased often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our FHLB borrowings decreased 30.1%, or $220.4 million, to $511.5 million at June 30, 2025 from $731.9 million at December 31, 2024. As of June 30, 2025, we had $30.0 million in borrowings from the FRDW. We had no borrowings from the FRDW at December 31, 2024.
As of June 30, 2025, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 19.1% from 24.9% at December 31, 2024.
Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $134.3 million in brokered CDs at June 30, 2025, of which $80.0 million are related to our cash flow hedges, from $115.7 million at December 31, 2024. At June 30, 2025, our brokered CDs had a weighted average cost of 437 basis points and remaining maturities of less than 10 months. Our brokered non-maturity deposits decreased to $472.9 million at June 30, 2025, of which $450.0 million are related to our cash flow hedges, from $627.1 million at December 31, 2024, with a weighted average cost of 350 and 321 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
At June 30, 2025, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 41% of the funding source, of which approximately 71% is swapped at a fixed rate, providing protection from rising interest rates.
Southside Bancshares, Inc. |49

Our securities portfolio decreased 3.0% from $2.81 billion at December 31, 2024 to $2.73 billion at June 30, 2025. The decrease in the securities portfolio was due to maturities, principal payments and sales of securities during the six months ended June 30, 2025, which more than offset securities purchased.
During the six months ended June 30, 2025, we adjusted the composition of the securities portfolio as all categories in the portfolio decreased. The decrease was attributable to maturities, calls and principal repayments in most categories and sales of U.S. Agency MBS, which were partially offset by purchases of U.S. Agency MBS, U.S. Treasury Bills and a corporate subordinated debenture. During the six months ended June 30, 2025, we replaced $132.5 million of maturing short-term U.S. Treasury Bills to collateralize public fund deposits and purchased $171.3 million in low premium, 6.0% coupon MBS. We sold $119.6 million of MBS during the six months ended June 30, 2025, which resulted in a net realized loss of $554,000.
At June 30, 2025, securities as a percentage of assets totaled 32.7%, compared to 33.0% at December 31, 2024, due to an $83.1 million, or 3.0%, decrease in securities and cash and cash equivalents decreased to 4.7% of total assets at June 30, 2025, compared to 5.0% at December 31, 2024. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
During 2022, we entered into partial term fair value hedges for certain of our fixed rate callable AFS municipal securities. During 2024, we entered into partial term fair value hedges of fixed rate AFS MBS and fixed rate municipal loans using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of June 30, 2025, hedged municipal securities with a carrying amount of $279.9 million are included in our AFS securities portfolio in our consolidated balance sheets, representing approximately 72% of the AFS municipal portfolio. As of June 30, 2025, $164.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $395.1 million, or 43% of the AFS MBS portfolio, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
Southside Bancshares, Inc. |50

Results of Operations
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable laws, regulations or government policies may also have a material impact on our results of operations.
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans	$67,249	$69,684	$134,839	$137,895
Taxable investment securities	6,205	7,009	12,568	13,976
Tax-exempt investment securities	8,483	10,710	16,964	21,798
MBS	13,040	11,084	26,563	21,203
FHLB stock and equity investments	524	573	1,007	906
Other interest earning assets	3,061	5,126	6,909	11,166
Total interest income	98,562	104,186	198,850	206,944
Interest expense:
Deposits	37,427	38,466	74,674	76,664
FHLB borrowings	3,721	6,455	9,558	12,405
Subordinated notes	935	936	1,867	1,892
Trust preferred subordinated debentures	1,015	1,171	2,029	2,346
Repurchase agreements	634	955	1,300	1,922
Other borrowings	564	2,595	1,304	4,759
Total interest expense	44,296	50,578	90,732	99,988
Net interest income	$54,266	$53,608	$108,118	$106,956

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the six months ended June 30, 2025, the federal funds rate remained unchanged at 4.25% to 4.50%. If the federal funds rate remains elevated, it may negatively impact our net interest income.
Net interest income for the three months ended June 30, 2025 increased $658,000, or 1.2%, compared to the same period in 2024. The increase in net interest income was due to decreases in the average rate paid on and average balance of our interest bearing liabilities, partially offset by decreases in the average yield of and average balance of our interest earning assets. Total interest income decreased $5.6 million, or 5.4%, to $98.6 million for the three months ended June 30, 2025, compared to $104.2 million during the same period in 2024. Total interest expense decreased $6.3 million, or 12.4%, to $44.3 million for the three months ended June 30, 2025, compared to $50.6 million for the same period in 2024. Our net interest margin and our net interest margin (FTE), a non-GAAP measure, increased to 2.82% and 2.95%, respectively, for the three months ended June 30, 2025, compared to 2.74% and 2.87%, respectively, for the same period in 2024. Our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.15% and 2.27%, respectively, for the three months ended June 30, 2025, compared to 2.00% and 2.13%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |51

Net interest income was $108.1 million for the six months ended June 30, 2025, compared to $107.0 million for the same period in 2024, an increase of $1.2 million, or 1.1%. The increase in net interest income for the six months ended June 30, 2025 was due to decreases in the average rate paid on and average balance of our interest bearing liabilities, partially offset by the decrease in the average yield of interest earning assets. Total interest income decreased $8.1 million, or 3.9%, to $198.9 million for the six months ended June 30, 2025, compared to $206.9 million for the same period in 2024. Total interest expense decreased $9.3 million, or 9.3%, to $90.7 million for the six months ended June 30, 2025, compared to $100.0 million for the same period in 2024. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 2.78% and 2.91%, respectively, for the six months ended June 30, 2025, compared to 2.73% and 2.87%, respectively, for the same period in 2024, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.11% and 2.23%, respectively, compared to 2.01% and 2.15%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
Quarterly Analysis of Changes in Interest Income and Interest Expense
The following table presents on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands). The comparison between the quarters includes an additional change factor that shows the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period.

	Three Months Ended June 30, 2025 Compared to 2024
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$(1,157)	$(1,338)	$—	$(2,495)
Loans held for sale	(6)	(2)	—	(8)
Taxable investment securities	(418)	(386)	—	(804)
Tax-exempt investment securities (1)	(1,191)	(1,219)	—	(2,410)
Mortgage-backed and related securities	2,259	(303)	—	1,956
FHLB stock, at cost, and equity investments	(145)	96	—	(49)
Interest earning deposits	(507)	(845)	—	(1,352)
Federal funds sold	(555)	(158)	—	(713)
Total earning assets	(1,720)	(4,155)	—	(5,875)
Interest expense on:
Savings accounts	(21)	18	—	(3)
CDs	4,148	(873)	—	3,275
Interest bearing demand accounts	(1,401)	(2,910)	—	(4,311)
FHLB borrowings	(2,070)	(664)	—	(2,734)
Subordinated notes, net of unamortized debt issuance costs	1	(2)	—	(1)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(156)	—	(156)
Repurchase agreements	(155)	(166)	—	(321)
Other borrowings	(2,290)	259	—	(2,031)
Total interest bearing liabilities	(1,788)	(4,494)	—	(6,282)
Net change	$68	$339	$—	$407
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income for the three months ended June 30, 2025, was attributable to a decrease in the average yield on interest earning assets to 5.25% for the three months ended June 30, 2025, compared to 5.45% for the same period in 2024, and a $172.1 million, or 2.2%, decrease in the average balance of interest earning assets when compared to the same period in 2024. The decrease in total interest expense for the three months ended June 30, 2025, was primarily attributable to the decrease in interest rates on our interest bearing liabilities to 2.98% for the three months ended June 30, 2025 from 3.32% for the same period in 2024, and a decrease in the average balance of our interest bearing liabilities of $167.0 million, or 2.7%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in average interest bearing liabilities was primarily the result of decreases in FHLB borrowings and other borrowings.
Southside Bancshares, Inc. |52

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2025 and 2024. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,519,668	$67,798	6.02%	$4,595,980	$70,293	6.15%
Loans held for sale	1,108	16	5.79%	1,489	24	6.48%
Securities:
Taxable investment securities (2)	735,669	6,205	3.38%	783,856	7,009	3.60%
Tax-exempt investment securities (2)	1,130,903	10,351	3.67%	1,254,097	12,761	4.09%
Mortgage-backed and related securities (2)	1,003,887	13,040	5.21%	830,504	11,084	5.37%
Total securities	2,870,459	29,596	4.14%	2,868,457	30,854	4.33%
FHLB stock, at cost, and equity investments	31,169	524	6.74%	40,467	573	5.69%
Interest earning deposits	259,617	2,753	4.25%	300,047	4,105	5.50%
Federal funds sold	27,778	308	4.45%	75,479	1,021	5.44%
Total earning assets	7,709,799	100,995	5.25%	7,881,919	106,870	5.45%
Cash and due from banks	84,419			110,102
Accrued interest and other assets	452,573			424,323
Less: Allowance for loan losses	(44,747)			(43,738)
Total assets	$8,202,044			$8,372,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$596,125	1,451	0.98%	$604,753	1,454	0.97%
CDs	1,407,017	14,905	4.25%	1,020,099	11,630	4.59%
Interest bearing demand accounts	3,311,330	21,071	2.55%	3,513,068	25,382	2.91%
Total interest bearing deposits	5,314,472	37,427	2.82%	5,137,920	38,466	3.01%
FHLB borrowings	394,119	3,721	3.79%	606,851	6,455	4.28%
Subordinated notes, net of unamortized debt issuance costs	92,097	935	4.07%	92,017	936	4.09%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,276	1,015	6.75%	60,271	1,171	7.81%
Repurchase agreements	72,295	634	3.52%	88,007	955	4.36%
Other borrowings	28,022	564	8.07%	143,169	2,595	7.29%
Total interest bearing liabilities	5,961,281	44,296	2.98%	6,128,235	50,578	3.32%
Noninterest bearing deposits	1,339,463			1,346,274
Accrued expenses and other liabilities	85,827			101,399
Total liabilities	7,386,571			7,575,908
Shareholders’ equity	815,473			796,698
Total liabilities and shareholders’ equity	$8,202,044			$8,372,606
Net interest income (FTE)		$56,699			$56,292
Net interest margin (FTE)			2.95%			2.87%
Net interest spread (FTE)			2.27%			2.13%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of June 30, 2025 and 2024, loans totaling $5.0 million and $6.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |53

Year-to-Date Analysis of Changes in Interest Income and Interest Expense
The following table presents on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands):

	Six Months Ended June 30, 2025 Compared to 2024
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$(160)	$(2,260)	$(764)	$(3,184)
Loans held for sale	(56)	41	—	(15)
Taxable investment securities	(689)	(642)	(77)	(1,408)
Tax-exempt investment securities (1)	(2,639)	(2,543)	(143)	(5,325)
Mortgage-backed and related securities	5,845	(369)	(116)	5,360
FHLB stock, at cost, and equity investments	(73)	179	(5)	101
Interest earning deposits	(1,253)	(1,880)	(51)	(3,184)
Federal funds sold	(775)	(288)	(10)	(1,073)
Total earning assets	200	(7,762)	(1,166)	(8,728)
Interest expense on:
Savings accounts	(46)	64	(16)	2
CDs	8,388	(927)	(121)	7,340
Interest bearing demand accounts	(2,981)	(6,066)	(285)	(9,332)
FHLB borrowings	(1,994)	(785)	(68)	(2,847)
Subordinated notes, net of unamortized debt issuance costs	(18)	3	(10)	(25)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(304)	(13)	(317)
Repurchase agreements	(315)	(296)	(11)	(622)
Other borrowings	(4,437)	1,008	(26)	(3,455)
Total interest bearing liabilities	(1,403)	(7,303)	(550)	(9,256)
Net change	$1,603	$(459)	$(616)	$528
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 5.24% for the six months ended June 30, 2025 from 5.42% for the same period in 2024. The decrease in total interest expense for the six months ended June 30, 2025 was primarily attributable to the decrease in interest rates on our interest bearing liabilities to 3.01% from 3.27% for the same period in 2024 and a decrease in the average balance of our interest bearing liabilities of $63.9 million, or 1.0%, when compared to the same period in 2024.
Southside Bancshares, Inc. |54

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2025 and 2024. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,572,492	$135,958	6.00%	$4,577,791	$139,142	6.11%
Loans held for sale	931	27	5.85%	5,162	42	1.64%
Securities:
Taxable investment securities (2)	742,375	12,568	3.41%	782,139	13,976	3.59%
Tax-exempt investment securities (2)	1,132,736	20,604	3.67%	1,270,010	25,929	4.11%
Mortgage-backed and related securities (2)	1,022,360	26,563	5.24%	797,608	21,203	5.35%
Total securities	2,897,471	59,735	4.16%	2,849,757	61,108	4.31%
FHLB stock, at cost, and equity investments	37,194	1,007	5.46%	40,265	906	4.52%
Interest earning deposits	289,586	6,123	4.26%	340,114	9,307	5.50%
Federal funds sold	35,751	786	4.43%	69,039	1,859	5.41%
Total earning assets	7,833,425	203,636	5.24%	7,882,128	212,364	5.42%
Cash and due from banks	87,046			112,241
Accrued interest and other assets	455,245			432,904
Less: Allowance for loan losses	(44,925)			(43,356)
Total assets	$8,330,791			$8,383,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$595,045	2,880	0.98%	$604,641	2,878	0.96%
CDs	1,372,110	29,311	4.31%	981,023	21,971	4.50%
Interest bearing demand accounts	3,358,573	42,483	2.55%	3,574,001	51,815	2.92%
Total interest bearing deposits	5,325,728	74,674	2.83%	5,159,665	76,664	2.99%
FHLB borrowings	503,898	9,558	3.83%	606,942	12,405	4.11%
Subordinated notes, net of unamortized debt issuance costs	92,079	1,867	4.09%	92,956	1,892	4.09%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,275	2,029	6.79%	60,271	2,346	7.83%
Repurchase agreements	73,785	1,300	3.55%	90,092	1,922	4.29%
Other borrowings	30,528	1,304	8.61%	140,228	4,759	6.82%
Total interest bearing liabilities	6,086,293	90,732	3.01%	6,150,154	99,988	3.27%
Noninterest bearing deposits	1,337,210			1,342,329
Accrued expenses and other liabilities	87,131			100,558
Total liabilities	7,510,634			7,593,041
Shareholders’ equity	820,157			790,876
Total liabilities and shareholders’ equity	$8,330,791			$8,383,917
Net interest income (FTE)		$112,904			$112,376
Net interest margin (FTE)			2.91%			2.87%
Net interest spread (FTE)			2.23%			2.15%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of June 30, 2025 and 2024, loans totaling $5.0 million and $6.1 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |55

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2025
			Change From
	2025	2024	2024
Deposit services	$6,125	$6,157	$(32)	(0.5)%
Net gain (loss) on sale of securities AFS	—	(563)	563	100.0%
Gain (loss) on sale of loans	99	220	(121)	(55.0)%
Trust fees	1,879	1,456	423	29.1%
BOLI	833	1,767	(934)	(52.9)%
Brokerage services	1,219	1,081	138	12.8%
Other noninterest income	1,990	1,439	551	38.3%
Total noninterest income	$12,145	$11,557	$588	5.1%

	Six Months Ended June 30,		2025
			Change From
	2025	2024	2024
Deposit services	$11,954	$12,142	$(188)	(1.5)%
Net gain (loss) on sale of securities AFS	(554)	(581)	27	4.6%
Gain (loss) on sale of loans	154	(216)	370	171.3%
Trust fees	3,644	2,792	852	30.5%
BOLI	1,632	2,551	(919)	(36.0)%
Brokerage services	2,339	2,095	244	11.6%
Other noninterest income	3,199	2,498	701	28.1%
Total noninterest income	$22,368	$21,281	$1,087	5.1%
The 5.1% increase in noninterest income for the three months ended June 30, 2025, when compared to the same period in 2024, was primarily due to a decrease in net loss on sale of securities AFS and increases in other noninterest income and trust fees, partially offset by a decrease in BOLI income. The 5.1% increase in noninterest income for the six months ended June 30, 2025, when compared to the same period in 2024, was primarily due to increases in trust fees, other noninterest income and gain on sale of loans, partially offset by a decrease in BOLI income.
During the six months ended June 30, 2025, we sold MBS that resulted in a net loss on sale of AFS securities of $554,000. During the three and six months ended June 30, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $563,000 and $581,000, respectively.
The decrease in gain on sale of loans for the three months ended June 30, 2025 and the increase for the six months ended June 30, 2025, when compared to the same periods in 2024, was primarily due to a $100,000 recovery in the second quarter of 2024 related to the $512,000 loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
Trust fees increased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, due to an increase in accounts under management and fee repricing.
The decrease in BOLI income for the three and six months ended June 30, 2025, when compared to the same periods in 2024, was primarily due to a death benefit of $962,000 realized in the second quarter of 2024 for a former covered officer.
Brokerage services income increased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, due to an increase in assets under management.
Other noninterest income increased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in swap fee income, partially offset by the gain recognized on the repurchase of our subordinated notes at a discount during the second quarter of 2024. Other noninterest income increased for the six months ended June 30,
Southside Bancshares, Inc. |56

2025, when compared to the same period in 2024, primarily due to increases in swap fee income and equity investment income, partially offset by a decrease in mortgage servicing fee income and the gain recognized on the repurchase of our subordinated notes at a discount during the second quarter of 2024.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2025
			Change From
	2025	2024	2024
Salaries and employee benefits	$22,272	$21,984	$288	1.3%
Net occupancy	3,621	3,750	(129)	(3.4)%
Advertising, travel & entertainment	950	795	155	19.5%
ATM expense	405	368	37	10.1%
Professional fees	1,401	1,075	326	30.3%
Software and data processing	3,027	2,860	167	5.8%
Communications	342	410	(68)	(16.6)%
FDIC insurance	955	977	(22)	(2.3)%
Amortization of intangibles	198	307	(109)	(35.5)%
Other noninterest expense	6,086	3,239	2,847	87.9%
Total noninterest expense	$39,257	$35,765	$3,492	9.8%

	Six Months Ended June 30,		2025
			Change From
	2025	2024	2024
Salaries and employee benefits	$44,654	$45,097	$(443)	(1.0)%
Net occupancy	7,025	7,112	(87)	(1.2)%
Advertising, travel & entertainment	1,874	1,745	129	7.4%
ATM expense	783	693	90	13.0%
Professional fees	2,921	2,229	692	31.0%
Software and data processing	5,866	5,716	150	2.6%
Communications	725	859	(134)	(15.6)%
FDIC insurance	1,902	1,920	(18)	(0.9)%
Amortization of intangibles	421	644	(223)	(34.6)%
Other noninterest expense	10,175	6,631	3,544	53.4%
Total noninterest expense	$76,346	$72,646	$3,700	5.1%
The increase in noninterest expense for the three months ended June 30, 2025, when compared to the same period in 2024, was primarily due to increases in other noninterest expense, professional fees, salaries and employee benefits expense and advertising, travel and entertainment. The increase in noninterest expense for the six months ended June 30, 2025, when compared to the same period in 2024, was primarily due to increases in other noninterest expense and professional fees, partially offset by a decrease in salaries and employee benefits expense.
Salaries and employee benefits expense increased during the three months ended June 30, 2025, compared to the same period in 2024, due to an increase in direct salary expense, partially offset by decreases in health insurance expense and retirement expense. Salaries and employee benefits expense decreased during the six months ended June 30, 2025, compared to the same period in 2024, due to decreases in direct salary expense, retirement expense and health insurance expense.
For the three and six months ended June 30, 2025, direct salary expense increased $403,000, or 2.1%, and decreased $351,000, or 0.9%, respectively, when compared to the same periods in 2024, primarily due to normal salary increases effective in the first quarter of 2025 and approximately $618,000 associated with future cost reductions in the first quarter of 2024.
Retirement expense, included in salaries and employee benefits, decreased $29,000, or 3.1%, and $69,000, or 3.8%, for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. This decrease was due to
Southside Bancshares, Inc. |57

decreases in our split dollar expense, post-retirement benefits expense and deferred compensation expense, partially offset by an increase in 401(k) matching expense.
Health and life insurance expense, included in salaries and employee benefits, decreased $86,000, or 3.9%, and $22,000, or 0.5%, for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, due to decreases in health claims expense and plan administration cost. We have a self-insured health plan which is supplemented with a stop loss policy.
Advertising, travel and entertainment expense increased during the three and six months ended June 30, 2025, compared to the same period in 2024, due to increases in media advertising, meals and entertainment and travel related expenses.
ATM expense increased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, due to an increase in ATM maintenance costs.
Professional fees increased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, due to increases in audit, consulting and legal fees.
Communications expense decreased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, resulting from improved network management efficiency.
Amortization of intangibles decreased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the three and six months ended June 30, 2025, when compared to the same periods in 2024, primarily due to a one-time charge of $1.2 million on the demolition of an old branch facility following completion of the new branch and an increase in non-service cost of the Retirement Plan as a result of the amortization method change from average life expectancy to average future service in the first quarter of 2025.

Income Taxes
Pre-tax income for the three and six months ended June 30, 2025 was $26.5 million and $52.8 million, respectively, a decrease of 11.2% and 5.8%, compared to $29.9 million and $56.0 million for the three and six months ended June 30, 2024. We recorded income tax expense of $4.7 million and $9.4 million for the three and six months ended June 30, 2025, respectively, compared to income tax expense of $5.2 million and $9.8 million for the same periods in 2024. The ETR as a percentage of pre-tax income was 17.8% and 17.9% for the three and six months ended June 30, 2025, respectively, compared to an ETR as a percentage of pre-tax income of 17.4% and 17.6% for the same periods in 2024. The marginally higher ETR for the three and six months ended June 30, 2025 was primarily a result of an increase in state income tax expense compared to the same periods in 2024. The decrease in income tax expense is due to the lower pre-tax income for the three and six months ended June 30, 2025 compared to the same periods in 2024.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. The net deferred tax asset totaled $39.3 million at June 30, 2025, compared to $34.5 million at December 31, 2024. The increase in the net deferred tax asset is primarily the result of a decrease in the estimated fair value of the hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |58

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2024 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2024.  There were no substantial changes in these concentrations during the six months ended June 30, 2025.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which were made primarily throughout the state of Texas.  Municipal loans were made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2024	June 30, 2024
	June 30, 2025	December 31, 2024	June 30, 2024	Change (%)	Change (%)
Real estate loans:
Construction	$470,380	$537,827	$546,040	(12.5)%	(13.9)%
1-4 family residential	736,108	740,396	738,037	(0.6)%	(0.3)%
Commercial	2,606,072	2,579,735	2,472,771	1.0%	5.4%
Commercial loans	380,612	363,167	359,807	4.8%	5.8%
Municipal loans	363,746	390,968	416,986	(7.0)%	(12.8)%
Loans to individuals	45,015	49,504	55,724	(9.1)%	(19.2)%
Total loans	$4,601,933	$4,661,597	$4,589,365	(1.3)%	0.3%
Our total loan portfolio decreased $59.7 million, or 1.3%, compared to December 31, 2024 and increased $12.6 million, or 0.3%, compared June 30, 2024 with decreases in construction, municipal loans, loans to individuals and 1-4 family residential loans, partially offset by increases in commercial real estate loans and commercial loans when compared to December 31, 2024 and June 30, 2024.
At June 30, 2025, our real estate loans represented 82.8% of our loan portfolio and were comprised of commercial real estate loans of 68.4%, 1-4 family residential loans of 19.3% and construction loans of 12.3%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |59

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2024	June 30, 2024
	June 30, 2025	December 31, 2024	June 30, 2024	Change (%)	Change (%)
Nonaccrual loans	$4,998	$3,185	$6,110	56.9%	(18.2)%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans	27,512	2	145	1,375,500.0%	18,873.8%
OREO	380	388	648	(2.1)%	(41.4)%
Repossessed assets	19	14	15	35.7%	26.7%
Total nonperforming assets	$32,909	$3,589	$6,918	816.9%	375.7%

Total loans	$4,601,933	$4,661,597	$4,589,365
Allowance for loan losses at end of period	44,421	44,884	42,407

Ratio of nonaccruing loans to:
Total loans	0.11%	0.07%	0.13%
Ratio of nonperforming assets to:
Total assets	0.39%	0.04%	0.08%
Total loans	0.72%	0.08%	0.15%
Total loans and OREO	0.72%	0.08%	0.15%
Ratio of allowance for loan losses to:
Nonaccruing loans	888.78%	1,409.23%	694.06%
Nonperforming assets	134.98%	1,250.60%	613.00%
Total loans	0.97%	0.96%	0.92%
Net charge-offs to average loans outstanding	0.05%	0.04%	0.02%
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty forecasted in our CECL model as of June 30, 2025.
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
As of June 30, 2025, our review of the loan portfolio indicated that an allowance for loan losses of $44.4 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2025, the allowance for loan losses decreased $463,000, or 1.0%, to $44.4 million, or 0.97% of total loans, when compared to $44.9 million, or 0.96% of total loans at December 31, 2024.
For the three and six months ended June 30, 2025, loan charge-offs were $1.2 million and $1.8 million, respectively, and recoveries were $342,000 and $652,000, respectively. For the three and six months ended June 30, 2024, loan charge-offs were $721,000 and $1.4 million, respectively, and recoveries were $444,000 and $791,000, respectively. We recorded a provision for credit losses for loans of $650,000 and $692,000 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, we recorded a reversal of provision for credit losses for loans of $873,000 and a provision for credit losses for loans of $297,000, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Balance at beginning of period	$3,793	$2,820	$3,141	$3,932
Provision for (reversal of) off-balance-sheet credit exposures	(19)	388	633	(724)
Balance at end of period	$3,774	$3,208	$3,774	$3,208
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

Southside Bancshares, Inc. |61

Capital Resources and Liquidity
Our total shareholders’ equity at June 30, 2025 decreased 0.6%, or $4.7 million, to $807.2 million, or 9.7% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The decrease in shareholders’ equity was the result of cash dividends paid of $21.8 million, other comprehensive loss of $16.6 million and repurchases of $11.9 million of our common stock pursuant to our Stock Repurchase Plan, partially offset by net income of $43.3 million, stock compensation expense of $1.6 million, common stock issued under our dividend reinvestment plan of $514,000, and net issuance of common stock under employee stock plans of $145,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2025 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2025.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $92.1 million of qualified subordinated debt as of June 30, 2025. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period.  We elected to adopt the five-year transition option, and as of December 31, 2024, the CECL impact on regulatory capital was fully phased and there is no longer a transitional amount.

Management believes that, as of June 30, 2025, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |62

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$749,436	13.36%	$252,372	4.50%	N/A	N/A
Bank Only	$892,870	15.92%	$252,315	4.50%	$364,456	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$807,902	14.41%	$336,496	6.00%	N/A	N/A
Bank Only	$892,870	15.92%	$336,421	6.00%	$448,561	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$948,257	16.91%	$448,661	8.00%	N/A	N/A
Bank Only	$941,110	16.78%	$448,561	8.00%	$560,701	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$807,902	10.03%	$322,081	4.00%	N/A	N/A
Bank Only	$892,870	11.09%	$321,984	4.00%	$402,480	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2025, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2024 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |63

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2025	2024
Return on average assets	1.07%	1.19%
Return on average shareholders’ equity	10.73%	12.46%
Dividend payout ratio – Basic	50.00%	44.44%
Dividend payout ratio – Diluted	50.00%	44.44%
Average shareholders’ equity to average total assets	9.94%	9.52%
	Six Months Ended June 30,
	2025	2024
Return on average assets	1.05%	1.11%
Return on average shareholders’ equity	10.65%	11.74%
Dividend payout ratio – Basic	50.35%	47.37%
Dividend payout ratio – Diluted	50.70%	47.37%
Average shareholders’ equity to average total assets	9.84%	9.43%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2025 and December 31, 2024, these investments were 8.7% and 8.6% of total assets, as compared with 7.8% for June 30, 2024. The increase to 8.7% at June 30, 2025 as compared to June 30, 2024, is reflective of increases in the short-term investment portfolio and a decrease in total assets, partially offset by a decrease in interest earning deposits and cash and due from banks. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at June 30, 2025 or December 31, 2024.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $383.6 million. There were $30.0 million borrowings from the FRDW at June 30, 2025. There were no borrowings from the FRDW at December 31, 2024. At June 30, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $1.87 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2025, the line had one outstanding letter of credit for $155,000. The Bank currently has two outstanding letters of credit from FHLB held as collateral for a loan for $6.2 million.
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
Southside Bancshares, Inc. |64

Expansion
In March 2025, we announced our plan to open a traditional branch location at Bellwood Park in Tyler, Texas in 2026.
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

	Anticipated impact over the next 12 months
	June 30,
Rate projections:	2025	2024
Increase:
100 basis points	2.69%	3.78%
200 basis points	5.34%	7.13%

Decrease:
50 basis points	(0.65)%	(3.00)%
100 basis points	(1.06)%	(4.85)%
200 basis points	(1.51)%	(6.95)%
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
Southside Bancshares, Inc. |65

Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to potential inflation levels and its impact on the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Southside Bancshares, Inc. |66

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
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
April 1, 2025 - April 30, 2025	196,419	$27.08	196,419	386,647
May 1, 2025 - May 31, 2025	—	—	—	386,647
June 1, 2025 - June 30, 2025	228,016	29.04	228,016	158,631
Total	424,435	$28.13	424,435

Subsequent to June 30, 2025, and through July 23, 2025, we purchased 2,443 shares of common stock at an average price of $30.29 pursuant to the Stock Repurchase Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.
Southside Bancshares, Inc. |67

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc., as amended		3.2	10-Q	04/30/2025	0-12247

(10)	Material Contracts
10.1	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for employee grant of Units pursuant to the Southside Bancshares, Inc. 2025 Incentive Plan.	X

10.2	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Agreement for director grant of Units pursuant to the Southside Bancshares, Inc. 2025 Incentive Plan.	X

10.3	Southside Bancshares, Inc. 2025 Incentive Plan		99.1	8-K	5/19/2025	0-12247

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† The certification attached as Exhibit 32 accompanies this Quarterly Report on Form 10-Q and is “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Southside Bancshares, Inc. |68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	July 25, 2025	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
Chief Executive Officer
(Principal Executive Officer)

DATE:	July 25, 2025	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |69