Form 10-Q
period 2025-09-30
SOUTHSIDE BANCSHARES INC
filed 2025-10-28
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 001-42396
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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 24, 2025 was 30,066,126 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2024 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
BOLI	Bank owned life insurance
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements (non-GAAP)
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
HTM	Held to maturity
ITM	Interactive teller machines
Southside Bancshares, Inc. |1

MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Plan	Stock Repurchase Plan
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024

ASSETS
Cash and due from banks	$90,519	$91,409
Interest earning deposits	365,263	281,945
Federal funds sold	11,130	52,807
Total cash and cash equivalents	466,912	426,161
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,307,864 and $1,587,416, respectively)	1,292,431	1,533,894
Securities HTM (estimated fair value of $1,106,186 and $1,113,482, respectively)	1,263,401	1,279,234
FHLB stock, at cost	9,359	33,818
Equity investments	9,552	9,467
Loans held for sale	497	1,946
Loans:
Loans	4,765,289	4,661,597
Less: Allowance for loan losses	(45,294)	(44,884)
Net loans	4,719,995	4,616,713
Premises and equipment, net	147,187	141,648
Operating lease ROU assets	12,734	13,860
Goodwill	201,116	201,116
Other intangible assets, net	1,161	1,754
Interest receivable	35,413	46,724
Deferred tax asset, net	30,573	34,492
Unsettled trades to sell securities	9,093	—
BOLI	139,697	138,313
Other assets	44,039	38,308
Total assets	$8,383,160	$8,517,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,411,764	$1,357,152
Interest bearing	5,549,823	5,297,096
Total deposits	6,961,587	6,654,248
Other borrowings	99,374	76,443
FHLB borrowings	101,332	731,909
Subordinated notes, net of unamortized debt issuance costs	239,601	92,042
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,278	60,274
Operating lease liabilities	14,670	15,779
Other liabilities	71,468	74,811
Total liabilities	7,548,310	7,705,506

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,103,037 shares issued at September 30, 2025 and 38,077,992 shares issued at December 31, 2024)	47,629	47,598
Paid-in capital	795,346	793,586
Retained earnings	342,023	326,793
Treasury stock: (shares at cost, 8,037,536 at September 30, 2025 and 7,699,182 at December 31, 2024)	(242,044)	(231,137)
AOCI	(108,104)	(124,898)
Total shareholders’ equity	834,850	811,942
Total liabilities and shareholders’ equity	$8,383,160	$8,517,448
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans	$69,699	$71,896	$204,538	$209,791
Taxable investment securities	5,578	7,150	18,146	21,126
Tax-exempt investment securities	8,245	9,813	25,209	31,611
MBS	14,174	11,976	40,737	33,179
FHLB stock and equity investments	374	582	1,381	1,488
Other interest earning assets	3,826	4,286	10,735	15,452
Total interest and dividend income	101,896	105,703	300,746	312,647
Interest expense:
Deposits	38,758	38,532	113,432	115,196
FHLB borrowings	2,847	6,488	12,405	18,893
Subordinated notes	2,319	937	4,186	2,829
Trust preferred subordinated debentures	1,025	1,180	3,054	3,526
Other borrowings	1,229	3,102	3,833	9,783
Total interest expense	46,178	50,239	136,910	150,227
Net interest income	55,718	55,464	163,836	162,420
Provision for (reversal of) credit losses	1,092	2,389	2,472	1,962
Net interest income after provision for credit losses	54,626	53,075	161,364	160,458
Noninterest income:
Deposit services	6,069	6,199	18,023	18,341
Net gain (loss) on sale of securities AFS	(24,395)	(1,929)	(24,949)	(2,510)
Gain (loss) on sale of loans	164	115	318	(101)
Trust fees	2,081	1,628	5,725	4,420
BOLI	871	857	2,503	3,408
Brokerage services	1,172	1,068	3,511	3,163
Other	2,048	233	5,247	2,731
Total noninterest income (loss)	(11,990)	8,171	10,378	29,452
Noninterest expense:
Salaries and employee benefits	22,803	22,233	67,457	67,330
Net occupancy	3,761	3,613	10,786	10,725
Advertising, travel & entertainment	907	734	2,781	2,479
ATM expense	444	412	1,227	1,105
Professional fees	1,451	1,206	4,372	3,435
Software and data processing	2,770	2,951	8,636	8,667
Communications	321	423	1,046	1,282
FDIC insurance	920	939	2,822	2,859
Amortization of intangibles	172	278	593	922
Other	3,985	3,543	14,160	10,174
Total noninterest expense	37,534	36,332	113,880	108,978
Income before income tax expense	5,102	24,914	57,862	80,932
Income tax expense	189	4,390	9,629	14,224
Net income	$4,913	$20,524	$48,233	$66,708

Earnings per common share – basic	$0.16	$0.68	$1.59	$2.20
Earnings per common share – diluted	$0.16	$0.68	$1.59	$2.20
Cash dividends paid per common share	$0.36	$0.36	$1.08	$1.08
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$4,913	$20,524	$48,233	$66,708
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	16,327	6,593	(2,504)	(1,094)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,079	2,119	6,112	6,210
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	24,395	1,929	24,949	2,510
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	828	(13,658)	(2,715)	4,641
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(1,988)	(5,688)	(6,427)	(18,112)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	614	156	1,844	471
Change in net actuarial loss	—	(1,002)	—	(1,002)
Other comprehensive income (loss), before tax	42,255	(9,551)	21,259	(6,376)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(8,874)	2,006	(4,465)	1,339
Other comprehensive income (loss), net of tax	33,381	(7,545)	16,794	(5,037)
Comprehensive income (loss)	$38,294	$12,979	$65,027	$61,671

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,598	$793,586	$326,793	$(231,137)	$(124,898)	$811,942
Net income	—	—	21,507	—	—	21,507
Other comprehensive income (loss)	—	—	—	—	(6,916)	(6,916)
Issuance of common stock for dividend reinvestment plan (8,897 shares)	11	253	—	—	—	264
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (22,675 shares)	—	(368)	(130)	350	—	(148)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,940)	—	—	(10,940)
Balance at March 31, 2025	47,609	794,385	337,230	(230,787)	(131,814)	816,623
Net income	—	—	21,813	—	—	21,813
Other comprehensive income (loss)	—	—	—	—	(9,671)	(9,671)
Issuance of common stock for dividend reinvestment plan (8,984 shares)	11	239	—	—	—	250
Purchase of common stock (424,435 shares)	—	—	—	(11,904)	—	(11,904)
Stock compensation expense	—	686	—	—	—	686
Net issuance of common stock under employee stock plans (86,579 shares)	—	(985)	(113)	1,391	—	293
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,890)	—	—	(10,890)
Balance at June 30, 2025	47,620	794,325	348,040	(241,300)	(141,485)	807,200
Net income	—	—	4,913	—	—	4,913
Other comprehensive income (loss)	—	—	—	—	33,381	33,381
Issuance of common stock for dividend reinvestment plan (7,164 shares)	9	216	—	—	—	225
Purchase of common stock (26,692 shares)	—	—	—	(804)	—	(804)
Stock compensation expense	—	790	—	—	—	790
Net issuance of common stock under employee stock plans (3,519 shares)	—	15	(109)	60	—	(34)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,821)	—	—	(10,821)
Balance at September 30, 2025	$47,629	$795,346	$342,023	$(242,044)	$(108,104)	$834,850
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$48,233	$66,708
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	8,005	7,518
Securities premium amortization (discount accretion), net	5,708	4,657
Loan (discount accretion) premium amortization, net	660	298
Provision for (reversal of) credit losses	2,472	1,962
Stock compensation expense	2,390	2,504
Deferred tax expense (benefit)	(546)	(878)
Net (gain) loss on sale of AFS securities	24,949	2,510
Loss on impairment of investments	—	868
Net loss on premises and equipment	1,655	28
Gross proceeds from sales of loans held for sale	13,050	13,423
Gross originations of loans held for sale	(11,601)	(11,289)
Net (gain) loss on consumer receivables	—	412
Net (gain) loss on OREO	109	95
Gain on purchase of subordinated notes	—	(178)
Net change in:
Interest receivable	11,311	12,601
Other assets	90	(39,564)
Interest payable	1,648	(449)
Other liabilities	(38,046)	1,815
Net cash provided by (used in) operating activities	70,087	63,041

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(594,646)	(752,237)
Sales	411,502	126,248
Maturities, calls and principal repayments	424,932	545,836
Securities HTM:
Maturities, calls and principal repayments	18,107	20,951
Proceeds from redemption of FHLB stock and equity investments	39,564	56,115
Purchases of FHLB stock and equity investments	(15,190)	(84,501)
Net loan paydowns (originations)	(105,191)	(50,985)
Proceeds from sales of customer receivables	—	7,600
Purchases of premises and equipment	(13,195)	(6,094)
Proceeds from (purchases of) BOLI	1,143	4,035
Proceeds from sales of premises and equipment	324	17
Net proceeds from sales of OREO	273	278
Proceeds from sales of repossessed assets	200	114
Net cash provided by (used in) investing activities	167,823	(132,623)

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2025	2024
FINANCING ACTIVITIES:
Net change in deposits	307,291	(114,005)
Net change in other borrowings	22,931	(404,010)
Proceeds from FHLB borrowings	3,346,000	6,068,951
Repayment of FHLB borrowings	(3,976,577)	(5,521,553)
Net proceeds from issuance of subordinated notes	147,619	—
Purchase/redemption of subordinated notes	—	(1,805)
Proceeds from stock option exercises	693	1,403
Cash paid to tax authority related to tax withholding on share-based awards	(582)	(286)
Purchase of common stock	(12,622)	(1,510)
Proceeds from the issuance of common stock for dividend reinvestment plan	739	886
Cash dividends paid	(32,651)	(32,702)
Net cash provided by (used in) financing activities	(197,159)	(4,631)

Net increase (decrease) in cash and cash equivalents	40,751	(74,213)
Cash and cash equivalents at beginning of period	426,161	560,510
Cash and cash equivalents at end of period	$466,912	$486,297

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$135,262	$150,676
Income taxes paid	$12,500	$12,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$314	$806
Unsettled trades to purchase securities	$—	$19,904
Unsettled trades to sell securities	$9,093	$—

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
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and Diluted Earnings:
Net income	$4,913	$20,524	$48,233	$66,708
Less: Earnings allocated to participating securities	3	14	30	41
Net income available to common shareholders	$4,910	$20,510	$48,203	$66,667
Basic weighted-average shares outstanding	30,067	30,286	30,229	30,276
Add: Stock awards	68	84	87	56
Diluted weighted-average shares outstanding	30,135	30,370	30,316	30,332
Basic earnings per share:
Net income	$0.16	$0.68	$1.59	$2.20
Diluted earnings per share:
Net income	$0.16	$0.68	$1.59	$2.20
For the three and nine months ended September 30, 2025, there were approximately 442,000 and 471,000 anti-dilutive shares outstanding, respectively. For the three and nine months ended September 30, 2024, there were 539,000 and 534,000 anti-dilutive shares outstanding, respectively.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(123,451)	$(3)	$(18,031)	$(141,485)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	16,327	828	—	17,155
Reclassification adjustments included in net income	26,474	(1,988)	614	25,100
Income tax (expense) benefit	(8,989)	243	(128)	(8,874)
Net current-period other comprehensive income (loss), net of tax	33,812	(917)	486	33,381
Ending balance, net of tax	$(89,639)	$(920)	$(17,545)	$(108,104)

	Nine Months Ended September 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(2,504)	(2,715)	—	(5,219)
Reclassification adjustments included in net income	31,061	(6,427)	1,844	26,478
Income tax (expense) benefit	(5,997)	1,919	(387)	(4,465)
Net current-period other comprehensive income (loss), net of tax	22,560	(7,223)	1,457	16,794
Ending balance, net of tax	$(89,639)	$(920)	$(17,545)	$(108,104)
Southside Bancshares, Inc. |11

	Three Months Ended September 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(109,881)	$17,444	$(18,517)	$(110,954)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	6,593	(13,658)	(1,002)	(8,067)
Reclassification adjustments included in net income	4,048	(5,688)	156	(1,484)
Income tax (expense) benefit	(2,235)	4,063	178	2,006
Net current-period other comprehensive income (loss), net of tax	8,406	(15,283)	(668)	(7,545)
Ending balance, net of tax	$(101,475)	$2,161	$(19,185)	$(118,499)

	Nine Months Ended September 30, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(1,094)	4,641	(1,002)	2,545
Reclassification adjustments included in net income	8,720	(18,112)	471	(8,921)
Income tax (expense) benefit	(1,602)	2,829	112	1,339
Net current-period other comprehensive income (loss), net of tax	6,024	(10,642)	(419)	(5,037)
Ending balance, net of tax	$(101,475)	$2,161	$(19,185)	$(118,499)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,079)	$(2,119)	$(6,112)	$(6,210)
Tax (expense) benefit	437	445	1,284	1,304
Net of tax	(1,642)	(1,674)	(4,828)	(4,906)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	(24,395)	(1,929)	(24,949)	(2,510)
Tax (expense) benefit	5,123	405	5,239	527
Net of tax	(19,272)	(1,524)	(19,710)	(1,983)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	1,988	5,688	6,427	18,112
Tax (expense) benefit	(417)	(1,195)	(1,349)	(3,804)
Net of tax	1,571	4,493	5,078	14,308

Amortization of pension plan:
Net actuarial loss (4)	(614)	(156)	(1,844)	(471)
Tax (expense) benefit	128	33	387	99
Net of tax	(486)	(123)	(1,457)	(372)
Total reclassifications for the period, net of tax	$(19,829)	$1,172	$(20,917)	$7,047
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of September 30, 2025 and December 31, 2024 are reflected in the tables below (in thousands):

	September 30, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$49,650	$12	$—	$—	$49,662
State and political subdivisions	274,142	1,195	27,246	—	248,091
Corporate bonds and other	16,717	460	234	—	16,943
MBS: (1)
Residential	965,126	11,311	998	—	975,439
Commercial	2,229	67	—	—	2,296
Total	$1,307,864	$13,045	$28,478	$—	$1,292,431

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,042,425	$776	$149,376	$893,825	$26	$1,042,399
Corporate bonds and other	112,668	665	2,716	110,617	29	112,639
MBS: (1)
Residential	79,349	12	5,416	73,945	—	79,349
Commercial	29,014	—	1,215	27,799	—	29,014
Total	$1,263,456	$1,453	$158,723	$1,106,186	$55	$1,263,401

	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$173,880	$76	$—	$—	$173,956
State and political subdivisions	458,013	36	43,717	—	414,332
Corporate bonds and other	14,646	263	401	—	14,508
MBS: (1)
Residential	935,639	835	10,088	—	926,386
Commercial	5,238	—	526	—	4,712
Total	$1,587,416	$1,210	$54,732	$—	$1,533,894

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,040,912	$4,004	$152,697	$892,219	$—	$1,040,912
Corporate bonds and other	124,095	17	6,553	117,559	—	124,095
MBS: (1)
Residential	84,660	8	8,549	76,119	—	84,660
Commercial	29,567	—	1,982	27,585	—	29,567
Total	$1,279,234	$4,029	$169,781	$1,113,482	$—	$1,279,234
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

Southside Bancshares, Inc. |14

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the nine months ended September 30, 2025 or the year ended December 31, 2024. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $98.9 million ($78.2 million, net of tax) at September 30, 2025 and $105.1 million ($83.0 million, net of tax) at December 31, 2024. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $1.95 billion and $2.18 billion were pledged as of September 30, 2025 and December 31, 2024, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At September 30, 2025 and December 31, 2024, the amount of excess collateral at the FRDW was $382.2 million and $431.7 million, respectively.
Southside Bancshares, Inc. |15

The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of September 30, 2025 and December 31, 2024, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$200,368	$27,246	$200,368	$27,246
Corporate bonds and other	—	—	5,748	234	5,748	234
MBS:
Residential	64,783	260	10,828	738	75,611	998
Total	$64,783	$260	$216,944	$28,218	$281,727	$28,478

HELD TO MATURITY
Investment securities:
State and political subdivisions	$127,853	$5,503	$716,470	$143,873	$844,323	$149,376
Corporate bonds and other	—	—	84,432	2,716	84,432	2,716
MBS:
Residential	2,460	197	71,055	5,219	73,515	5,416
Commercial	—	—	27,799	1,215	27,799	1,215
Total	$130,313	$5,700	$899,756	$153,023	$1,030,069	$158,723

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,089	$64	$398,304	$43,653	$410,393	$43,717
Corporate bonds and other	2,967	33	5,612	368	8,579	401
MBS:
Residential	723,855	6,517	31,527	3,571	755,382	10,088
Commercial	2,223	12	2,489	514	4,712	526
Total	$741,134	$6,626	$437,932	$48,106	$1,179,066	$54,732

HELD TO MATURITY
Investment securities:
State and political subdivisions	$73,272	$1,779	$704,563	$150,918	$777,835	$152,697
Corporate bonds and other	2,212	149	111,392	6,404	113,604	6,553
MBS:
Residential	2,548	292	73,064	8,257	75,612	8,549
Commercial	—	—	27,585	1,982	27,585	1,982
Total	$78,032	$2,220	$916,604	$167,561	$994,636	$169,781
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
Southside Bancshares, Inc. |16

As of September 30, 2025 and December 31, 2024, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 191 and 421 AFS debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities, which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the collective evaluation method to model our HTM securities, which aligns with our third-party fair value measurement process. The model determined an expected credit loss over the life of the HTM securities of $55,000, and such amount was recognized as credit loss for the nine months ended September 30, 2025, and no provision of credit loss was recognized for the three months ended September 30, 2025. For the three and nine months ended September 30, 2024, no provision for credit loss was recognized. Management evaluated the remote expectation of loss on the HTM portfolio, along with the qualitative factors associated with these securities, as well as the credit loss estimate of the model and concluded that an allowance for credit loss of $55,000 was sufficient as of September 30, 2025, due to the securities being highly rated municipals and primarily investment grade corporates with a long history of no credit losses. As of September 30, 2025, two corporate bonds were rated below investment grade.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2025, accrued interest receivable on AFS and HTM debt securities totaled $7.1 million and $7.8 million, respectively. As of December 31, 2024, accrued interest receivable on AFS and HTM debt securities totaled $13.6 million and $12.9 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2025 or December 31, 2024.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
U.S. Treasury	$734	$2,315
State and political subdivisions	11,424	12,994
Corporate bonds and other	1,665	1,654
MBS	14,174	11,976
Total interest income on securities	$27,997	$28,939

	Nine Months Ended September 30,
	2025	2024
U.S. Treasury	$3,737	$6,404
State and political subdivisions	34,743	41,151
Corporate bonds and other	4,875	5,182
MBS	40,737	33,179
Total interest income on securities	$84,092	$85,916
There was a $24.9 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2025, which consisted of $25.4 million in realized losses and $2.0 million in realized gains, as well as a net loss of $1.5 million on the unwind of fair value MBS and municipal securities hedges in the AFS securities portfolio. There was a $2.5 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2024, which consisted of $6.1 million in realized losses and $88,000 in realized gains, offset by a net gain of $3.5 million on the unwinding of fair value hedges on municipal securities in the AFS securities portfolio. In addition, during the three months ended September 30, 2024, we recorded an impairment charge of $868,000 consisting of a loss of $685,000 on the sale of approximately $10.0 million of AFS municipal securities and a loss of $183,000 on the unwind of the related fair value hedges, sold on October 1, 2024. There were no sales from the HTM portfolio during the three and nine months ended September 30, 2025 or 2024.  We calculate realized gains and losses on sales of securities under the specific identification method.
Southside Bancshares, Inc. |17

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
The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2025, are presented below by contractual maturity (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$50,084	$50,098
Due after one year through five years	4,991	5,081
Due after five years through ten years	16,007	16,195
Due after ten years	269,427	243,322
	340,509	314,696
MBS:	967,355	977,735
Total	$1,307,864	$1,292,431

	September 30, 2025
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$140	$139
Due after one year through five years	25,238	25,351
Due after five years through ten years	125,603	123,125
Due after ten years	1,004,112	855,827
	1,155,093	1,004,442
MBS:	108,363	101,744
Total	$1,263,456	$1,106,186

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2025 and December 31, 2024, we had equity investments recorded in our consolidated balance sheets of $9.6 million and $9.5 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost, less impairment, if any. For the three and nine months ended September 30, 2025, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity investments	$51	$191	$146	$112
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$51	$191	$146	$112

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2025.
Southside Bancshares, Inc. |18

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost and is assessed quarterly for other-than-temporary impairment. Based upon evaluation by management at September 30, 2025, our FHLB stock was not impaired and thus was not considered to be other-than-temporarily impaired.
Southside Bancshares, Inc. |19

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2025	December 31, 2024
Real estate loans:
Construction	$519,528	$537,827
1-4 family residential	730,061	740,396
Commercial	2,688,712	2,579,735
Commercial loans	429,952	363,167
Municipal loans	353,324	390,968
Loans to individuals	43,712	49,504
Total loans	4,765,289	4,661,597
Less: Allowance for loan losses	45,294	44,884
Net loans	$4,719,995	$4,616,713

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
Commercial Real Estate Loans
Commercial real estate loans as of September 30, 2025 consisted of $1.92 billion of owner and non-owner occupied real estate, $739.1 million of loans secured by multi-family properties and $33.2 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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

Southside Bancshares, Inc. |21

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$76,105	$102,162	$84,508	$11,572	$16,301	$6,425	$120,107	$417,180
Pass watch	30,118	180	—	359	—	—	7,943	38,600
Special mention	1,399	—	—	41,461	412	60	20,168	63,500
Substandard	57	—	—	—	54	28	—	139
Doubtful	—	—	109	—	—	—	—	109
Total construction real estate	$107,679	$102,342	$84,617	$53,392	$16,767	$6,513	$148,218	$519,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$38,412	$46,113	$69,888	$146,765	$129,517	$293,589	$824	$725,108
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	112	—	661	3,602	269	4,644
Doubtful	—	169	—	—	—	140	—	309
Total 1-4 family residential real estate	$38,412	$46,282	$70,000	$146,765	$130,178	$297,331	$1,093	$730,061
Current period gross charge-offs	$—	$56	$—	$—	$—	$13	$—	$69

Commercial real estate:
Pass	$485,665	$247,805	$358,042	$502,994	$420,483	$309,961	$43,742	$2,368,692
Pass watch	—	—	51,900	103,718	—	—	—	155,618
Special mention	21,218	—	1,569	49,716	165	12,515	—	85,183
Substandard	1,074	32,018	—	28,181	12,168	5,778	—	79,219
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$507,957	$279,823	$411,511	$684,609	$432,816	$328,254	$43,742	$2,688,712
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$65,103	$51,484	$30,011	$27,868	$9,436	$5,660	$207,515	$397,077
Pass watch	—	47	—	329	58	—	—	434
Special mention	103	256	191	540	746	4	6,753	8,593
Substandard	2,901	12,723	298	661	8	63	5,787	22,441
Doubtful	81	805	263	113	104	41	—	1,407
Total commercial loans	$68,188	$65,315	$30,763	$29,511	$10,352	$5,768	$220,055	$429,952
Current period gross charge-offs	$—	$1,031	$383	$140	$139	$23	$—	$1,716

Municipal loans:
Pass	$—	$1,800	$31,920	$55,377	$60,982	$203,245	$—	$353,324
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$—	$1,800	$31,920	$55,377	$60,982	$203,245	$—	$353,324
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$15,298	$10,135	$6,091	$4,564	$3,083	$2,222	$2,012	$43,405
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	9	—	6	2	51	3	1	72
Doubtful	191	3	18	20	2	1	—	235
Total loans to individuals	$15,498	$10,138	$6,115	$4,586	$3,136	$2,226	$2,013	$43,712
Current period gross charge-offs (1)	$1,210	$34	$15	$59	$21	$18	$—	$1,357

Total loans	$737,734	$505,700	$634,926	$974,240	$654,231	$843,337	$415,121	$4,765,289
Total current period gross charge-offs (1)	$1,210	$1,121	$398	$199	$160	$54	$—	$3,142
(1) Includes $886,000 in charged off demand deposit overdrafts reported as 2025 originations.
Southside Bancshares, Inc. |22

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$130,555	$122,724	$46,499	$17,710	$3,564	$5,923	$132,096	$459,071
Pass watch	209	—	59,700	—	574	591	16,999	78,073
Special mention	—	—	—	429	—	72	—	501
Substandard	—	112	—	59	—	—	—	171
Doubtful	—	—	—	—	—	11	—	11
Total construction real estate	$130,764	$122,836	$106,199	$18,198	$4,138	$6,597	$149,095	$537,827
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$43,040	$65,458	$153,335	$139,048	$106,116	$226,550	$1,524	$735,071
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	505	—	—	—	505
Substandard	50	225	—	225	1,326	2,833	—	4,659
Doubtful	—	—	—	—	—	161	—	161
Total 1-4 family residential real estate	$43,090	$65,683	$153,335	$139,778	$107,442	$229,544	$1,524	$740,396
Current period gross charge-offs	$—	$31	$—	$—	$10	$220	$—	$261

Commercial real estate:
Pass	$363,370	$410,213	$632,216	$509,927	$132,562	$223,551	$41,568	$2,313,407
Pass watch	—	11,953	65,206	22,440	4,090	24,599	983	129,271
Special mention	3,983	—	79,280	175	—	13,232	—	96,670
Substandard	—	—	27,994	6,409	250	5,649	—	40,302
Doubtful	—	—	—	—	—	85	—	85
Total commercial real estate	$367,353	$422,166	$804,696	$538,951	$136,902	$267,116	$42,551	$2,579,735
Current period gross charge-offs	$—	$—	$—	$—	$—	$78	$—	$78

Commercial loans:
Pass	$83,118	$51,895	$39,449	$13,887	$5,875	$3,091	$155,671	$352,986
Pass watch	—	30	603	787	29	513	4,972	6,934
Special mention	—	327	29	83	—	101	180	720
Substandard	365	99	281	137	22	1	1,100	2,005
Doubtful	31	244	134	61	—	52	—	522
Total commercial loans	$83,514	$52,595	$40,496	$14,955	$5,926	$3,758	$161,923	$363,167
Current period gross charge-offs	$24	$462	$590	$85	$—	$12	$—	$1,173

Municipal loans:
Pass	$1,949	$34,398	$57,862	$64,041	$41,115	$188,309	$—	$387,674
Pass watch	—	—	—	—	892	2,402	—	3,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,949	$34,398	$57,862	$64,041	$42,007	$190,711	$—	$390,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$18,765	$10,881	$7,719	$5,949	$2,900	$949	$2,215	$49,378
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	28	—	—	4	1	35
Doubtful	—	8	67	2	8	6	—	91
Total loans to individuals	$18,765	$10,891	$7,814	$5,951	$2,908	$959	$2,216	$49,504
Current period gross charge-offs	$1,655	$34	$43	$26	$33	$33	$—	$1,824

Total loans	$645,435	$708,569	$1,170,402	$781,874	$299,323	$698,685	$357,309	$4,661,597
Total current period gross charge-offs (1)	$1,679	$551	$633	$111	$43	$343	$—	$3,360
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2024 originations.

Southside Bancshares, Inc. |23

Watch List loans reported as 2025 originations as of September 30, 2025 and Watch List loans reported as 2024 originations as of December 31, 2024 were, for the majority, first originated in various years prior to 2025 and 2024, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$1,481	$—	$109	$1,590	$517,938	$519,528
1-4 family residential	638	1,034	441	2,113	727,948	730,061
Commercial	214	1,192	134	1,540	2,687,172	2,688,712
Commercial loans	994	1,508	913	3,415	426,537	429,952
Municipal loans	—	—	—	—	353,324	353,324
Loans to individuals	64	20	17	101	43,611	43,712
Total	$3,391	$3,754	$1,614	$8,759	$4,756,530	$4,765,289

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$92	$5	$—	$97	$537,730	$537,827
1-4 family residential	3,217	1,328	262	4,807	735,589	740,396
Commercial	2,054	331	—	2,385	2,577,350	2,579,735
Commercial loans	2,881	649	407	3,937	359,230	363,167
Municipal loans	—	—	—	—	390,968	390,968
Loans to individuals	108	48	20	176	49,328	49,504
Total	$8,352	$2,361	$689	$11,402	$4,650,195	$4,661,597

Southside Bancshares, Inc. |24

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Construction	$128	$122
1-4 family residential	1,552	1,734
Commercial	1,256	171
Commercial loans	4,766	1,067
Loans to individuals	253	91
Total nonaccrual loans (1)	7,955	3,185

Accruing loans past due more than 90 days	—	—
Restructured loans	27,501	2
OREO	128	388
Repossessed assets	24	14
Total nonperforming assets	$35,608	$3,589

(1)    Includes $1.2 million and $63,000 of restructured loans as of September 30, 2025 and December 31, 2024, respectively.

The increase in restructured loans was due to the extension of maturity on a $27.5 million commercial real estate loan in the first quarter of 2025. We reversed $56,000 and $95,000 of interest income on nonaccrual loans during the three and nine months ended September 30, 2025, respectively, and $13,000 and $75,000 for the three and nine months ended September 30, 2024, respectively. We had $3.2 million and $650,000 of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2025 and December 31, 2024, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2025 and December 31, 2024, we had $39.3 million and $6.9 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets as of September 30, 2025. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2025. There were $40,000 of loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2024.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the nine months ended September 30, 2025 were not significant.
There were three restructured loans totaling $618,000 with extensions of maturity during the three months ended September 30, 2025 and 14 restructured loans totaling $28.6 million with extensions of maturity during the nine months ended September 30, 2025. There were 16 restructured loans totaling $28.7 million included in nonperforming assets as of September 30, 2025. There was one restructured loan totaling $25,000 restructured with an extension of maturity period during the nine months ended September 30, 2024.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the nine months ended September 30, 2025, there were no restructured loans in default. As of September 30, 2024, there was one restructured loan totaling $289,000 in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods
Southside Bancshares, Inc. |25

presented. At September 30, 2025, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,194	$2,781	$30,701	$4,433	$14	$298	$44,421
Loans charged-off	—	—	—	(833)	—	(502)	(1,335)
Recoveries of loans charged-off	—	9	4	255	—	223	491
Net loans (charged-off) recovered	—	9	4	(578)	—	(279)	(844)
Provision for (reversal of) loan losses	30	38	383	945	(1)	322	1,717
Balance at end of period	$6,224	$2,828	$31,088	$4,800	$13	$341	$45,294

	Nine Months Ended September 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884
Loans charged-off	—	(69)	—	(1,716)	—	(1,357)	(3,142)
Recoveries of loans charged-off	—	24	13	520	—	586	1,143
Net loans (charged-off) recovered	—	(45)	13	(1,196)	—	(771)	(1,999)
Provision for (reversal of) loan losses	2,266	93	(4,451)	3,548	(3)	956	2,409
Balance at end of period	$6,224	$2,828	$31,088	$4,800	$13	$341	$45,294

	Three Months Ended September 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$4,734	$2,704	$31,841	$2,942	$18	$168	$42,407
Loans charged-off	—	(133)	—	(127)	—	(513)	(773)
Recoveries of loans charged-off	—	47	1	92	—	225	365
Net loans (charged-off) recovered	—	(86)	1	(35)	—	(288)	(408)
Provision for (reversal of) loan losses	421	172	1,917	(507)	(3)	277	2,277
Balance at end of period	$5,155	$2,790	$33,759	$2,400	$15	$157	$44,276
Southside Bancshares, Inc. |26

	Nine Months Ended September 30, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off (1)	(24)	(261)	—	(494)	—	(1,349)	(2,128)
Recoveries of loans charged-off	—	91	4	339	—	722	1,156
Net loans (charged-off) recovered	(24)	(170)	4	(155)	—	(627)	(972)
Provision (reversal) for loan losses (2)	(108)	120	1,489	469	(4)	608	2,574
Balance at end of period	$5,155	$2,790	$33,759	$2,400	$15	$157	$44,276

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $20.4 million and $20.2 million, respectively.

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2025	December 31, 2024
Other borrowings:
Balance at end of period	$99,374	$76,443
Average amount outstanding during the period (1)	106,482	205,743
Maximum amount outstanding during the period (2)	297,359	597,765
Weighted average interest rate during the period (3)	4.8%	5.7%
Interest rate at end of period (4)	3.5%	3.6%

FHLB borrowings:
Balance at end of period	$101,332	$731,909
Average amount outstanding during the period (1)	434,558	601,366
Maximum amount outstanding during the period (2)	651,782	760,046
Weighted average interest rate during the period (3)	3.8%	4.1%
Interest rate at end of period (5)	1.9%	3.7%
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

Southside Bancshares, Inc. |27

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2025 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$99,124	$250	$—	$—	$—	$—	$99,374
FHLB borrowings	100,582	401	349	—	—	—	101,332
Total obligations	$199,706	$651	$349	$—	$—	$—	$200,706

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at September 30, 2025 or December 31, 2024.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $382.2 million. There were no borrowings from the FRDW at September 30, 2025 or December 31, 2024. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2025, the line had one outstanding letter of credit for $155,000. Southside Bank currently has two outstanding letters of credit from FHLB held as collateral for loans totaling $6.2 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $99.4 million at September 30, 2025 and $76.4 million at December 31, 2024, and had maturities of less than two years.  Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 0.31% to 4.80% (including the effect of interest rate swaps) and with remaining maturities of six days to 2.8 years at September 30, 2025.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At September 30, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $2.30 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$92,152	$92,042
7.00% Subordinated notes, net of unamortized debt issuance costs (3)	147,449	—
Total Subordinated notes	239,601	92,042
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,586	20,582
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,278	60,274
Total Long-term debt	$299,879	$152,316

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $848,000 at September 30, 2025 and $958,000 at December 31, 2024.
Southside Bancshares, Inc. |28

(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $2.6 million at September 30, 2025.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $33,000 at September 30, 2025 and $37,000 at December 31, 2024.

As of September 30, 2025, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes (1)	November 6, 2020	$100,000	Fixed-to-Floating	3.875%	November 15, 2030
7.00% Subordinated Notes	August 14, 2025	$150,000	Fixed-to-Floating	7.00%	August 15, 2035
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month SOFR + 3.20%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month SOFR + 1.56%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month SOFR + 2.51%	September 15, 2037
Magnolia Trust Company I (2)	May 20, 2005	$3,609	Floating	3 month SOFR + 2.06%	November 23, 2035
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

On August 14, 2025, the Company issued $150.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on August 15, 2035. This debt initially bears interest at a fixed rate of 7.00% per year through August 15, 2030 and thereafter, adjusts quarterly at a floating rate equal to the then current three-month term SOFR, as published by the FRBNY, plus 357 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes.

Southside Bancshares, Inc. |29

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2025	2024	2025	2024	2025	2024
Interest cost	$921	$905	$28	$27	$224	$215
Expected return on assets	(1,019)	(1,214)	(34)	(46)	—	—
Net loss amortization	593	144	—	—	21	12
Net periodic benefit cost (income)	$495	$(165)	$(6)	$(19)	$245	$227

	Nine Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2025	2024	2025	2024	2025	2024
Interest cost	$2,762	$2,715	$84	$79	$671	$644
Expected return on assets	(3,056)	(3,643)	(102)	(136)	—	—
Net loss amortization	1,780	433	—	—	64	38
Net periodic benefit cost (income)	$1,486	$(495)	$(18)	$(57)	$735	$682
All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $(1.8) million and $531,000 for the nine months ended September 30, 2025 and 2024, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $860.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At September 30, 2025, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $540,000.
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
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value of the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the hedged item. We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer method. This approach allows us to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level hedging adjustment on our hedged MBS portfolio and hedged loan portfolio has not been attributed to the individual AFS securities or individual loans in our balance sheet. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
Southside Bancshares, Inc. |31

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Securities AFS (1) (3)	$368,356	$903,168	$1,174	$16,617
Loans (1) (3)	244,309	265,845	43	1,545
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2025 and December 31, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $309.2 million and $558.5 million, respectively, the amount of the designated hedged items were $201.0 million and $134.0 million, respectively, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $610,000 and $1.1 million, respectively. As of September 30, 2025 and December 31, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $244.3 million and $265.8 million, respectively, the amount of the designated hedged items were $155.0 million for both periods, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a gain of $43,000 and $1.5 million, respectively.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $769,000 and a loss of $3.1 million, respectively, at September 30, 2025, and a loss of $4.8 million and a loss of $3.7 million, respectively, at December 31, 2024.
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
At September 30, 2025 and December 31, 2024, net derivative assets included $8.1 million and $49.9 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |32

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$860,000	$4,542	$3,684	$790,000	$12,625	$1,078
Swaps-Fair Value Hedge-Financial institution counterparties	412,225	1,157	229	602,950	18,331	217
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	637,248	13,459	7,129	408,749	21,534	1,321
Swaps-Customer counterparties	637,248	7,129	13,459	408,749	1,321	21,534
Gross derivatives		26,287	24,501		53,811	24,150
Offsetting derivative assets/liabilities		(11,042)	(11,042)		(2,616)	(2,616)
Cash collateral received/posted		(8,116)	—		(49,874)	—
Net derivatives included in the consolidated balance sheets (2)		$7,129	$13,459		$1,321	$21,534
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At September 30, 2025, we had no credit exposure related to interest rate swaps with financial institutions and $7.1 million related to interest rate swaps with customers. At December 31, 2024, we had no credit exposure related to interest rate swaps with financial institutions and $1.3 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$860,000	1.5	4.30%	3.20%	$790,000	1.6	4.60%	2.62%
Swaps-Fair Value hedge
Financial institution counterparties	412,225	1.4	4.33%	3.51%	602,950	3.0	4.76%	3.33%
Swaps-Non-hedging
Financial institution counterparties	637,248	4.6	4.36%	3.51%	408,749	5.4	4.65%	3.39%
Customer counterparties	637,248	4.6	3.51%	4.36%	408,749	5.4	3.39%	4.65%

Southside Bancshares, Inc. |33

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$1,476	$3,587	$4,126	$11,436
Gain (loss) included in interest expense on FHLB borrowings	512	2,101	2,301	6,676
	1,988	5,688	6,427	18,112
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	926	2,142	3,052	7,245
Gain (loss) included in interest income on MBS	392	488	965	754
Gain (loss) included in interest income on loans	268	504	814	591
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	741	—	1,566	53
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
Southside Bancshares, Inc. |35

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2025 and December 31, 2024.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2025 and December 31, 2024, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |36

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$49,662	$49,662	$—	$—
State and political subdivisions	248,091	—	248,091	—
Corporate bonds and other	16,943	—	16,943	—
MBS: (1)
Residential	975,439	—	975,439	—
Commercial	2,296	—	2,296	—
Equity investments:
Equity investments	5,403	5,403	—	—
Derivative assets:
Interest rate swaps	26,287	—	26,287	—
Total asset recurring fair value measurements	$1,324,121	$55,065	$1,269,056	$—

Derivative liabilities:
Interest rate swaps	$24,501	$—	$24,501	$—
Total liability recurring fair value measurements	$24,501	$—	$24,501	$—

Nonrecurring fair value measurements
Foreclosed assets	$152	$—	$—	$152
Collateral-dependent loans (2)	37,790	—	—	37,790
Total asset nonrecurring fair value measurements	$37,942	$—	$—	$37,942
Southside Bancshares, Inc. |37

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$173,956	$173,956	$—	$—
State and political subdivisions	414,332	—	414,332	—
Corporate bonds and other	14,508	—	14,508	—
MBS: (1)
Residential	926,386	—	926,386	—
Commercial	4,712	—	4,712	—
Equity investments:
Equity investments	5,257	5,257	—	—
Derivative assets:
Interest rate swaps	53,811	—	53,811	—
Total asset recurring fair value measurements	$1,592,962	$179,213	$1,413,749	$—

Derivative liabilities:
Interest rate swaps	$24,150	$—	$24,150	$—
Total liability recurring fair value measurements	$24,150	$—	$24,150	$—

Nonrecurring fair value measurements
Foreclosed assets	$402	$—	$—	$402
Collateral-dependent loans (2)	6,726	—	—	6,726
Total asset nonrecurring fair value measurements	$7,128	$—	$—	$7,128
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
Other borrowings – Federal funds purchased generally have original terms to maturity of one day and repurchase agreements generally have terms of less than one year, and therefore both are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value. Borrowings from the Federal Reserve through the FRDW have original maturities of one year or less, and the fair value is estimated by discounting the future cash flows using rates at which borrowings would be made to borrowers with similar credit ratings and for the same remaining maturities.
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

Southside Bancshares, Inc. |39

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$466,912	$466,912	$466,912	$—	$—
Investment securities:
HTM, at net carrying value	1,155,038	1,004,442	—	1,004,442	—
MBS:
HTM, at carrying value	108,363	101,744	—	101,744	—
FHLB stock, at cost	9,359	9,359	—	9,359	—
Equity investments	4,149	4,149	—	4,149	—
Loans, net of allowance for loan losses	4,719,995	4,638,790	—	—	4,638,790
Loans held for sale	497	497	—	497	—
Financial liabilities:
Deposits	$6,961,587	$6,961,817	$—	$6,961,817	$—
Other borrowings	99,374	99,321	—	99,321	—
FHLB borrowings	101,332	100,384	—	100,384	—
Subordinated notes, net of unamortized debt issuance costs	239,601	238,787	—	238,787	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,278	56,367	—	56,367	—

		Estimated Fair Value
December 31, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$426,161	$426,161	$426,161	$—	$—
Investment securities:
HTM, at net carrying value	1,165,007	1,009,778	—	1,009,778	—
Mortgage-backed securities:
HTM, at carrying value	114,227	103,704	—	103,704	—
FHLB stock, at cost	33,818	33,818	—	33,818	—
Equity investments	4,210	4,210	—	4,210	—
Loans, net of allowance for loan losses	4,616,713	4,499,646	—	—	4,499,646
Loans held for sale	1,946	1,946	—	1,946	—
Financial liabilities:
Deposits	$6,654,248	$6,646,510	$—	$6,646,510	$—
Other borrowings	76,443	76,399	—	76,399	—
FHLB borrowings	731,909	727,177	—	727,177	—
Subordinated notes, net of unamortized debt issuance costs	92,042	88,999	—	88,999	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	56,172	—	56,172	—

Southside Bancshares, Inc. |40

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax expense	$335	$5,283	$10,175	$15,102
Deferred income tax expense (benefit)	(146)	(893)	(546)	(878)
Income tax expense	$189	$4,390	$9,629	$14,224

The net deferred tax asset totaled $30.6 million at September 30, 2025, as compared to $34.5 million at December 31, 2024. The decrease in the net deferred tax asset is primarily the result of a decrease in the unrealized loss in the AFS securities portfolio, partially offset by an increase in the estimated fair value of the effective hedging derivatives. No valuation allowance was recorded at September 30, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2025 or December 31, 2024.
We recognized income tax expense of $189,000 and $9.6 million for an ETR of 3.7% and 16.6% for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $4.4 million and $14.2 million for an ETR of 17.6% for both the three and nine months ended September 30, 2024, respectively. The decrease in the ETR for the three and nine months ended September 30, 2025 was primarily due to the impact of the net loss on the sale of AFS securities of $24.4 million recorded during the third quarter of 2025 on our tax-exempt income as a percentage of pre-tax income as well as a decrease in state income tax expense compared to the same periods in 2024. The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2025 and 2024 primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022 or Texas state tax examinations by tax authorities for years before 2020.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance at beginning of period	$3,774	$3,208	$3,141	$3,932
Provision for (reversal of) off-balance-sheet credit exposures	(625)	112	8	(612)
Balance at end of period	$3,149	$3,320	$3,149	$3,320

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2025	December 31, 2024

Commitments to extend credit	$854,957	$865,178
Standby letters of credit	18,930	16,532
Total	$873,887	$881,710

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
Leases. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three or nine months ended September 30, 2025. During the three months ended September 30, 2024, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the nine months ended September 30, 2024, there were $372,000 of operating lease ROU assets obtained in exchange for new operating lease liabilities.
Securities. In the normal course of business, we buy and sell securities. At September 30, 2025, there were no unsettled trades to purchase securities and $9.1 million unsettled trades to sell securities. At December 31, 2024, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2025 or December 31, 2024.
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
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate changes, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include general economic conditions in our markets, including the ongoing impact of higher inflation levels, interest rate fluctuations, including the impact of changes in interest rates on our financial projections, models and guidance, as well as the effects of declines in the real estate market, tariffs or trade wars (including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains and decreased demand for other banking products and services), high unemployment and increasing insurance costs, as well as the financial stress to borrowers as a result of the foregoing, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2024 Form 10-K. As of September 30, 2025, there have been no significant changes to our critical accounting estimates.
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

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income (GAAP)	$55,718	$55,464	$163,836	$162,420
Tax equivalent adjustments:
Loans	553	608	1,699	1,897
Tax-exempt investment securities	1,852	2,012	5,492	6,143
Net interest income (FTE) (1)	$58,123	$58,084	$171,027	$170,460

Average earning assets	$7,854,552	$7,823,026	$7,840,544	$7,862,245

Net interest margin	2.81%	2.82%	2.79%	2.76%
Net interest margin (FTE) (1)	2.94%	2.95%	2.92%	2.90%

Net interest spread	2.14%	2.10%	2.12%	2.04%
Net interest spread (FTE) (1)	2.26%	2.23%	2.24%	2.18%
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
Southside Bancshares, Inc. |46

OVERVIEW
ECONOMIC CONDITIONS
Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to inflation levels and its impact on the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and positive outlook. Overall, the Texas markets we serve remain healthy and continue to report both job and population growth.
DEPOSITS
Our deposits were $6.96 billion at September 30, 2025, an increase of $307.3 million, or 4.6%, from December 31, 2024. At September 30, 2025, we had 179,097 total deposit accounts with an average balance of $34,000. Our estimated uninsured deposits were 36.9% of total deposits as of September 30, 2025. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 21.7% of total deposits as of September 30, 2025.
Our noninterest bearing deposits represent approximately 20.3% of total deposits. During the three months ended September 30, 2025, our cost of interest bearing deposits decreased 19 basis points to 2.82% from 3.01% for the three months ended September 30, 2024. Our cost of total deposits for the third quarter of 2025 decreased 13 basis points to 2.25% from 2.38% for the three months ended September 30, 2024.
Our cost of interest bearing deposits decreased 16 basis points, from 2.99% for the nine months ended September 30, 2024 to 2.83% for the nine months ended September 30, 2025. Our cost of total deposits decreased 11 basis points, from 2.37% for the nine months ended September 30, 2024 to 2.26% for the nine months ended September 30, 2025.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of September 30, 2025 (in thousands):

	September 30, 2025
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,405,433	$101,332	$2,304,101	$100,000
Federal Reserve discount window	382,242	—	382,242	—
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$2,867,675	$101,332	$2,766,343	$100,000

Operating Results
Net income was $4.9 million for the three months ended September 30, 2025, compared to $20.5 million for the same period in 2024, a decrease of $15.6 million, or 76.1%. The decrease in net income was largely driven by a $20.2 million decrease in noninterest income and, to a lesser extent, a $1.2 million increase in noninterest expense, partially offset by a $4.2 million decrease in income tax expense, a $1.3 million decrease in provision for credit losses and a $254,000 increase in net interest income. Net loss on sale of AFS securities, included in noninterest income, was $24.4 million for the three months ended September 30, 2025, compared to a net loss of $1.9 million for the same period in 2024. Earnings per diluted common share were $0.16 for the three months ended September 30, 2025, compared to $0.68 for the same period in 2024, a decrease of $0.52, or 76.5%.
During the nine months ended September 30, 2025, our net income decreased $18.5 million, or 27.7%, to $48.2 million from $66.7 million for the same period in 2024. The decrease in net income was largely driven by a $19.1 million decrease in noninterest income and, to a lesser extent, a $4.9 million increase in noninterest expense and a $510,000 increase in provision for credit losses, partially offset by a $4.6 million decrease in income tax expense and a $1.4 million increase in net interest income. Net loss on sale of AFS securities, included in noninterest income, was $24.9 million for the nine months ended September 30, 2025, compared to a net loss of $2.5 million for the same period in 2024. Earnings per diluted common share decreased $0.61, or 27.7%, to $1.59 for the nine months ended September 30, 2025, compared to $2.20 for the same period in 2024.
Southside Bancshares, Inc. |47

Financial Condition
Our total assets decreased $134.3 million, or 1.6%, to $8.38 billion at September 30, 2025 from $8.52 billion at December 31, 2024. Our securities portfolio decreased by $257.3 million, or 9.1%, to $2.56 billion at September 30, 2025, compared to $2.81 billion at December 31, 2024. The decrease in the securities portfolio was primarily due to decreases in municipal securities and U.S. Treasury securities during the nine months ended September 30, 2025. Our FHLB stock decreased $24.5 million, or 72.3%, to $9.4 million from $33.8 million at December 31, 2024, due to the decrease in our FHLB borrowings during the nine months ended September 30, 2025.
Loans at September 30, 2025 were $4.77 billion, an increase of $103.7 million, or 2.2%, compared to $4.66 billion at December 31, 2024, due to increases of $109.0 million in commercial real estate loans and $66.8 million in commercial loans. These increases were partially offset by decreases of $37.6 million in municipal loans, $18.3 million in construction loans, $10.3 million in 1-4 family residential loans and $5.8 million in loans to individuals. Loans held for sale decreased $1.4 million, or 74.5%, to $497,000 at September 30, 2025 from $1.9 million at December 31, 2024.
Our nonperforming assets at September 30, 2025 increased $32.0 million, or 892.1%, to $35.6 million and represented 0.42% of total assets, compared to $3.6 million, or 0.04% of total assets, at December 31, 2024, due primarily to an increase of $27.5 million in restructured loans. The increase in restructured loans was due to the extension of maturity of a $27.5 million commercial real estate loan to allow for an extended lease up period during the first quarter of 2025. Nonaccruing loans increased $4.8 million, or 149.8%, to $8.0 million, and the ratio of nonaccruing loans to total loans was 0.17% and 0.07% for September 30, 2025 and December 31, 2024, respectively. The increase in nonaccrual loans compared to December 31, 2024 was primarily due to a $3.7 million increase in commercial loans and a $1.1 million increase in commercial real estate loans. Repossessed assets were $24,000 at September 30, 2025, compared to $14,000 at December 31, 2024. There was $128,000 of OREO at September 30, 2025 and $388,000 at December 31, 2024.
Our deposits increased $307.3 million, or 4.6%, to $6.96 billion at September 30, 2025 from $6.65 billion at December 31, 2024, primarily due to an increase in brokered deposits of $152.9 million, or 20.6%, and retail deposits of $319.1 million, or 6.8%, partially offset by a decrease in public fund deposits of $164.7 million, or 13.4%. The increase in retail deposits of $319.1 million consist of $56.6 million of noninterest bearing deposits and $262.5 million of interest bearing deposits.
Total FHLB borrowings decreased $630.6 million, or 86.2%, to $101.3 million at September 30, 2025 from $731.9 million at December 31, 2024.
Other borrowings increased $22.9 million, or 30.0%, to $99.4 million at September 30, 2025, from $76.4 million at December 31, 2024.
Our subordinated notes, net of unamortized debt issuance costs, increased $147.6 million, or 160.3%, to $239.6 million at September 30, 2025 from $92.0 million at December 31, 2024, a result of the issuance of $150.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes during the third quarter of 2025.
Our total shareholders’ equity at September 30, 2025 increased 2.8%, or $22.9 million, to $834.9 million, or 10.0% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The increase in shareholders’ equity was the result of net income of $48.2 million, other comprehensive income of $16.8 million, stock compensation expense of $2.4 million, common stock issued under our dividend reinvestment plan of $739,000 and net issuance of common stock under employee stock plans of $111,000, partially offset by cash dividends paid of $32.7 million and repurchases of $12.7 million of our common stock pursuant to our Stock Repurchase Plan.
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
We ended the third quarter of 2025 with approximately $382.2 million in available liquidity from the FRDW, in addition to the approximately $2.30 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At September 30, 2025, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 21.7%, or $1.51 billion.
During the nine months ended September 30, 2025, we entered into additional $250 million cash flow hedge interest rate swap contracts, while $180 million cash flow hedge interest rate swap contracts matured. At September 30, 2025, brokered deposits of $760 million and FHLB advances of $100 million were hedged with our $860 million of cash flow swaps. As of September 30, 2025, a pre-tax unrealized gain of $858,000 was recognized in other comprehensive income, and there was no ineffective portion of these hedges. In connection with $860.0 million and $790.0 million of the agreements outstanding at September 30, 2025 and December 31, 2024, respectively, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 3.47% with a remaining average weighted maturity of 1.5 years at September 30, 2025. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
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
Risks associated with this asset structure include a potentially lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS, municipal and corporate securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal and corporate securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2024 Form 10-K for a discussion of risks related to interest rates.  An additional risk is significant increases in interest rates, especially long-term interest rates, which could adversely impact the fair value of the AFS securities portfolio and could also impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.
Our securities portfolio decreased 9.1% from $2.81 billion at December 31, 2024 to $2.56 billion at September 30, 2025, with decreases in municipal securities, U.S. Treasury Bills and corporate bonds, partially offset by an increase in U.S. Agency MBS. The decrease in the securities portfolio was due to sales of securities, maturities and principal payments during the nine months ended September 30, 2025, which more than offset securities purchased.
During the three months ended September 30, 2025, we restructured a portion of the securities portfolio to enhance future earnings by selling primarily lower yielding long duration municipal securities and, to a lesser extent, MBS. During the third quarter, we sold $106.3 million of MBS and $217.8 million of municipal securities, which resulted in a net realized loss of $24.4 million. During the nine months ended September 30, 2025, we replaced $182 million of maturing short-term U.S. Treasury Bills to collateralize public fund deposits as needed and purchased $368 million in lower premium, 5.50% to 6.50% coupon MBS.
At September 30, 2025, securities as a percentage of assets totaled 30.5%, compared to 33.0% at December 31, 2024, due to a $257.3 million, or 9.1%, decrease in securities. Cash and cash equivalents increased to 5.6% of total assets at September 30, 2025, compared to 5.0% at December 31, 2024. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.
Southside Bancshares, Inc. |49

Our FHLB borrowings decreased 86.2%, or $630.6 million, to $101.3 million at September 30, 2025 from $731.9 million at December 31, 2024. As of September 30, 2025 and December 31, 2024, we had no borrowings from the FRDW.
As of September 30, 2025, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 16.4% from 24.9% at December 31, 2024.
Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $192.7 million in brokered CDs at September 30, 2025, of which $80.0 million are related to our cash flow hedges, an increase from $115.7 million at December 31, 2024. At September 30, 2025, our brokered CDs had a weighted average cost of 436 basis points and remaining maturities of less than 11 months. Our brokered non-maturity deposits increased to $703.0 million at September 30, 2025, of which $680.0 million are related to our cash flow hedges, from $627.1 million at December 31, 2024, with a weighted average cost of 364 and 321 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
At September 30, 2025, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 39% of the funding source, of which approximately 86% is swapped at a fixed rate, providing protection from rising interest rates.
We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS and fixed rate municipal loans using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2025, $56.2 million in hedging instruments were used to hedge municipal securities with a carrying amount of $51.2 million are included in our AFS securities portfolio in our consolidated balance sheets, representing approximately 20.6% of the AFS municipal portfolio. As of September 30, 2025, $201.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $315.2 million, or 32.2% of the AFS MBS portfolio, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
Southside Bancshares, Inc. |50

Results of Operations
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable laws, regulations or government policies may also have a material impact on our results of operations. See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2024 Form 10-K for further discussion of these risks.
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans	$69,699	$71,896	$204,538	$209,791
Taxable investment securities	5,578	7,150	18,146	21,126
Tax-exempt investment securities	8,245	9,813	25,209	31,611
MBS	14,174	11,976	40,737	33,179
FHLB stock and equity investments	374	582	1,381	1,488
Other interest earning assets	3,826	4,286	10,735	15,452
Total interest income	101,896	105,703	300,746	312,647
Interest expense:
Deposits	38,758	38,532	113,432	115,196
FHLB borrowings	2,847	6,488	12,405	18,893
Subordinated notes	2,319	937	4,186	2,829
Trust preferred subordinated debentures	1,025	1,180	3,054	3,526
Repurchase agreements	662	899	1,962	2,821
Other borrowings	567	2,203	1,871	6,962
Total interest expense	46,178	50,239	136,910	150,227
Net interest income	$55,718	$55,464	$163,836	$162,420

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the third quarter of 2025, the Federal Reserve reduced the target federal funds rate by 25 basis points to 4.00% to 4.25%. If the federal funds rate remains elevated, it may negatively impact our net interest income.
Net interest income for the three months ended September 30, 2025 increased $254,000, or 0.5%, compared to the same period in 2024. The increase in net interest income was due to the decrease in the average rate paid on our interest bearing liabilities and the increase in the average balance of our interest earning assets, partially offset by the decrease in the average yield of our interest earning assets. Total interest income decreased $3.8 million, or 3.6%, to $101.9 million for the three months ended September 30, 2025, compared to $105.7 million during the same period in 2024. Total interest expense decreased $4.1 million, or 8.1%, to $46.2 million for the three months ended September 30, 2025, compared to $50.2 million for the same period in 2024. Our net interest margin and our net interest margin (FTE), a non-GAAP measure, both decreased by one basis point to 2.81% and 2.94%, respectively, for the three months ended September 30, 2025, compared to 2.82% and 2.95%, respectively, for the same period in 2024. Our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.14% and 2.26%, respectively, for the three months ended September 30, 2025, compared to 2.10% and 2.23%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |51

Net interest income was $163.8 million for the nine months ended September 30, 2025, compared to $162.4 million for the same period in 2024, an increase of $1.4 million, or 0.9%. The increase in net interest income for the nine months ended September 30, 2025 was due to decreases in the average rate paid on and average balance of our interest bearing liabilities and a change in the mix of our interest earning assets, partially offset by the decrease in the average yield of interest earning assets. Total interest income decreased $11.9 million, or 3.8%, to $300.7 million for the nine months ended September 30, 2025, compared to $312.6 million for the same period in 2024. Total interest expense decreased $13.3 million, or 8.9%, to $136.9 million for the nine months ended September 30, 2025, compared to $150.2 million for the same period in 2024. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 2.79% and 2.92%, respectively, for the nine months ended September 30, 2025, compared to 2.76% and 2.90%, respectively, for the same period in 2024, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.12% and 2.24%, respectively, compared to 2.04% and 2.18%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended September 30, 2025 Compared to 2024
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$425	$(2,678)	$—	$(2,253)
Loans held for sale	(1)	2	—	1
Taxable investment securities	(1,046)	(526)	—	(1,572)
Tax-exempt investment securities (1)	(770)	(958)	—	(1,728)
Mortgage-backed and related securities	2,311	(113)	—	2,198
FHLB stock, at cost, and equity investments	(43)	(165)	—	(208)
Interest earning deposits	649	(816)	—	(167)
Federal funds sold	(200)	(93)	—	(293)
Total earning assets	1,325	(5,347)	—	(4,022)
Interest expense on:
Savings accounts	51	231	—	282
CDs	4,471	(1,366)	—	3,105
Interest bearing demand accounts	(623)	(2,538)	—	(3,161)
FHLB borrowings	(3,105)	(536)	—	(3,641)
Subordinated notes, net of unamortized debt issuance costs	979	403	—	1,382
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(155)	—	(155)
Repurchase agreements	(82)	(155)	—	(237)
Other borrowings	(1,626)	(10)	—	(1,636)
Total interest bearing liabilities	65	(4,126)	—	(4,061)
Net change	$1,260	$(1,221)	$—	$39
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income for the three months ended September 30, 2025, was attributable to a decrease in the average yield on interest earning assets to 5.27% for the three months ended September 30, 2025, compared to 5.51% for the same period in 2024, partially offset by a $31.5 million, or 0.4%, increase in the average balance of interest earning assets when compared to the same period in 2024. The decrease in total interest expense for the three months ended September 30, 2025, was primarily attributable to the decrease in interest rates on our interest bearing liabilities to 3.01% for the three months ended September 30, 2025 from 3.28% for the same period in 2024.
Southside Bancshares, Inc. |52

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2025 and 2024. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,640,220	$70,240	6.01%	$4,613,028	$72,493	6.25%
Loans held for sale	776	12	6.14%	871	11	5.02%
Securities:
Taxable investment securities (2)	669,712	5,578	3.30%	791,914	7,150	3.59%
Tax-exempt investment securities (2)	1,094,978	10,097	3.66%	1,174,445	11,825	4.01%
Mortgage-backed and related securities (2)	1,058,860	14,174	5.31%	886,325	11,976	5.38%
Total securities	2,823,550	29,849	4.19%	2,852,684	30,951	4.32%
FHLB stock, at cost, and equity investments	37,937	374	3.91%	41,159	582	5.63%
Interest earning deposits	334,523	3,631	4.31%	281,313	3,798	5.37%
Federal funds sold	17,546	195	4.41%	33,971	488	5.71%
Total earning assets	7,854,552	104,301	5.27%	7,823,026	108,323	5.51%
Cash and due from banks	87,815			100,578
Accrued interest and other assets	455,884			455,091
Less: Allowance for loan losses	(44,476)			(42,581)
Total assets	$8,353,775			$8,336,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$618,059	1,772	1.14%	$598,116	1,490	0.99%
CDs	1,505,292	15,752	4.15%	1,087,613	12,647	4.63%
Interest bearing demand accounts	3,320,993	21,234	2.54%	3,409,911	24,395	2.85%
Total interest bearing deposits	5,444,344	38,758	2.82%	5,095,640	38,532	3.01%
FHLB borrowings	298,138	2,847	3.79%	618,708	6,488	4.17%
Subordinated notes, net of unamortized debt issuance costs	169,196	2,319	5.44%	91,988	937	4.05%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,277	1,025	6.75%	60,273	1,180	7.79%
Repurchase agreements	75,207	662	3.49%	83,297	899	4.29%
Other borrowings	35,544	567	6.33%	137,482	2,203	6.37%
Total interest bearing liabilities	6,082,706	46,178	3.01%	6,087,388	50,239	3.28%
Noninterest bearing deposits	1,375,075			1,344,165
Accrued expenses and other liabilities	83,601			98,331
Total liabilities	7,541,382			7,529,884
Shareholders’ equity	812,393			806,230
Total liabilities and shareholders’ equity	$8,353,775			$8,336,114
Net interest income (FTE)		$58,123			$58,084
Net interest margin (FTE)			2.94%			2.95%
Net interest spread (FTE)			2.26%			2.23%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of September 30, 2025 and 2024, loans totaling $8.0 million and $7.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Nine Months Ended September 30, 2025 Compared to 2024
	Change Attributable to			Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days	Change
Interest income on:
Loans (1)	$261	$(4,926)	$(772)	$(5,437)
Loans held for sale	(63)	49	—	(14)
Taxable investment securities	(1,748)	(1,155)	(77)	(2,980)
Tax-exempt investment securities (1)	(3,409)	(3,506)	(138)	(7,053)
Mortgage-backed and related securities	8,167	(488)	(121)	7,558
FHLB stock, at cost, and equity investments	(115)	13	(5)	(107)
Interest earning deposits	(612)	(2,691)	(48)	(3,351)
Federal funds sold	(976)	(381)	(9)	(1,366)
Total earning assets	1,505	(13,085)	(1,170)	(12,750)
Interest expense on:
Savings accounts	3	297	(16)	284
CDs	12,843	(2,272)	(126)	10,445
Interest bearing demand accounts	(3,604)	(8,611)	(278)	(12,493)
FHLB borrowings	(5,115)	(1,304)	(69)	(6,488)
Subordinated notes, net of unamortized debt issuance costs	854	513	(10)	1,357
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(459)	(13)	(472)
Repurchase agreements	(398)	(451)	(10)	(859)
Other borrowings	(6,061)	995	(25)	(5,091)
Total interest bearing liabilities	(1,478)	(11,292)	(547)	(13,317)
Net change	$2,983	$(1,793)	$(623)	$567
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income was attributable to the decrease in the average yield on earning assets to 5.25% for the nine months ended September 30, 2025 from 5.45% for the same period in 2024, partially offset by a change in the mix of our interest earning assets when compared to the same period in 2024. The decrease in total interest expense for the nine months ended September 30, 2025 was attributable to the decrease in interest rates on our interest bearing liabilities to 3.01% from 3.27% for the same period in 2024 and a decrease in the average balance of our interest bearing liabilities of $44.0 million, or 0.7%, when compared to the same period in 2024.
Southside Bancshares, Inc. |54

The “Average Balances with Average Yields and Rates” table that follows shows average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2025 and 2024. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information, and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Loans (1)	$4,595,316	$206,198	6.00%	$4,589,621	$211,635	6.16%
Loans held for sale	879	39	5.93%	3,721	53	1.90%
Securities:
Taxable investment securities (2)	717,887	18,146	3.38%	785,422	21,126	3.59%
Tax-exempt investment securities (2)	1,120,012	30,701	3.66%	1,237,884	37,754	4.07%
Mortgage-backed and related securities (2)	1,034,660	40,737	5.26%	827,396	33,179	5.36%
Total securities	2,872,559	89,584	4.17%	2,850,702	92,059	4.31%
FHLB stock, at cost, and equity investments	37,444	1,381	4.93%	40,565	1,488	4.90%
Interest earning deposits	304,730	9,754	4.28%	320,371	13,105	5.46%
Federal funds sold	29,616	981	4.43%	57,265	2,347	5.47%
Total earning assets	7,840,544	307,937	5.25%	7,862,245	320,687	5.45%
Cash and due from banks	87,305			108,325
Accrued interest and other assets	455,402			440,340
Less: Allowance for loan losses	(44,774)			(43,096)
Total assets	$8,338,477			$8,367,814
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$602,800	4,652	1.03%	$602,450	4,368	0.97%
CDs	1,416,992	45,063	4.25%	1,016,812	34,618	4.55%
Interest bearing demand accounts	3,345,909	63,717	2.55%	3,518,906	76,210	2.89%
Total interest bearing deposits	5,365,701	113,432	2.83%	5,138,168	115,196	2.99%
FHLB borrowings	434,558	12,405	3.82%	610,893	18,893	4.13%
Subordinated notes, net of unamortized debt issuance costs	118,067	4,186	4.74%	92,631	2,829	4.08%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,276	3,054	6.77%	60,271	3,526	7.81%
Repurchase agreements	74,264	1,962	3.53%	87,811	2,821	4.29%
Other borrowings	32,218	1,871	7.76%	139,306	6,962	6.68%
Total interest bearing liabilities	6,085,084	136,910	3.01%	6,129,080	150,227	3.27%
Noninterest bearing deposits	1,349,971			1,342,945
Accrued expenses and other liabilities	85,882			99,758
Total liabilities	7,520,937			7,571,783
Shareholders’ equity	817,540			796,031
Total liabilities and shareholders’ equity	$8,338,477			$8,367,814
Net interest income (FTE)		$171,027			$170,460
Net interest margin (FTE)			2.92%			2.90%
Net interest spread (FTE)			2.24%			2.18%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of September 30, 2025 and 2024, loans totaling $8.0 million and $7.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Southside Bancshares, Inc. |55

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2025
			Change From
	2025	2024	2024
Deposit services	$6,069	$6,199	$(130)	(2.1)%
Net gain (loss) on sale of securities AFS	(24,395)	(1,929)	(22,466)	(1,164.6)%
Gain (loss) on sale of loans	164	115	49	42.6%
Trust fees	2,081	1,628	453	27.8%
BOLI	871	857	14	1.6%
Brokerage services	1,172	1,068	104	9.7%
Other noninterest income	2,048	233	1,815	779.0%
Total noninterest income (loss)	$(11,990)	$8,171	$(20,161)	(246.7)%

	Nine Months Ended September 30,		2025
			Change From
	2025	2024	2024
Deposit services	$18,023	$18,341	$(318)	(1.7)%
Net gain (loss) on sale of securities AFS	(24,949)	(2,510)	(22,439)	(894.0)%
Gain (loss) on sale of loans	318	(101)	419	414.9%
Trust fees	5,725	4,420	1,305	29.5%
BOLI	2,503	3,408	(905)	(26.6)%
Brokerage services	3,511	3,163	348	11.0%
Other noninterest income	5,247	2,731	2,516	92.1%
Total noninterest income	$10,378	$29,452	$(19,074)	(64.8)%
The 246.7% decrease in noninterest income for the three months ended September 30, 2025, when compared to the same period in 2024, was due to an increase in net loss on sale of securities AFS, partially offset by increases in other noninterest income, gain on sale of loans and trust fees. The 64.8% decrease in noninterest income for the nine months ended September 30, 2025, when compared to the same period in 2024, was due to an increase in net loss on sale of securities AFS and a decrease in BOLI income, partially offset by increases in other noninterest income, gain on sale of loans and trust fees.
During the three and nine months ended September 30, 2025, we sold MBS and municipal securities that resulted in a net loss on sale of AFS securities of $24.4 million and $24.9 million, respectively. During the three and nine months ended September 30, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $1.9 million and $2.5 million, respectively.
Gain on sale of loans increased for the three months ended September 30, 2025, when compared to the same period in 2024, due to an increase in the volume of loans sold. The increase in gain on sale of loans for the nine months ended September 30, 2025, when compared to the same period in 2024, was due to the $412,000 net loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
Trust fees increased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, due to an increase in accounts under management and fee repricing.
The decrease in BOLI income for the nine months ended September 30, 2025, when compared to the same period in 2024, was primarily due to a death benefit of $962,000 realized in the second quarter of 2024 for a former covered officer.
Southside Bancshares, Inc. |56

Brokerage services income increased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, due to an increase in assets under management.
Other noninterest income increased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, partially due to an impairment loss in the third quarter of 2024 of $868,000 for AFS securities. Additionally, the increase for the three months ended September 30, 2025 was also due to increases in swap fee income, mortgage servicing fee income and deluxe income, partially offset by a decrease in equity investment income. The additional increase for the nine months ended September 30, 2025 was also due to increases in swap fee income, deluxe income and merchant services income, partially offset by the gain recognized on the repurchase of our subordinated notes at a discount during the second quarter of 2024.
Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2025
			Change From
	2025	2024	2024
Salaries and employee benefits	$22,803	$22,233	$570	2.6%
Net occupancy	3,761	3,613	148	4.1%
Advertising, travel & entertainment	907	734	173	23.6%
ATM expense	444	412	32	7.8%
Professional fees	1,451	1,206	245	20.3%
Software and data processing	2,770	2,951	(181)	(6.1)%
Communications	321	423	(102)	(24.1)%
FDIC insurance	920	939	(19)	(2.0)%
Amortization of intangibles	172	278	(106)	(38.1)%
Other noninterest expense	3,985	3,543	442	12.5%
Total noninterest expense	$37,534	$36,332	$1,202	3.3%

	Nine Months Ended September 30,		2025
			Change From
	2025	2024	2024
Salaries and employee benefits	$67,457	$67,330	$127	0.2%
Net occupancy	10,786	10,725	61	0.6%
Advertising, travel & entertainment	2,781	2,479	302	12.2%
ATM expense	1,227	1,105	122	11.0%
Professional fees	4,372	3,435	937	27.3%
Software and data processing	8,636	8,667	(31)	(0.4)%
Communications	1,046	1,282	(236)	(18.4)%
FDIC insurance	2,822	2,859	(37)	(1.3)%
Amortization of intangibles	593	922	(329)	(35.7)%
Other noninterest expense	14,160	10,174	3,986	39.2%
Total noninterest expense	$113,880	$108,978	$4,902	4.5%
The increase in noninterest expense for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, was primarily due to increases in advertising, travel and entertainment, professional fees, other noninterest expense, and to a lesser extent, salaries and employee benefits expense, partially offset by decreases in communications expense and amortization of intangibles.
Salaries and employee benefits expense increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to increases in direct salary expense and health insurance expense, partially offset by a decrease in retirement expense.
Southside Bancshares, Inc. |57

For the three and nine months ended September 30, 2025, direct salary expense increased $399,000, or 2.1%, and $48,000, or 0.1%, respectively, when compared to the same periods in 2024, primarily due to normal salary increases effective in the first quarter of 2025.
Retirement expense, included in salaries and employee benefits, decreased $24,000, or 2.6%, and $94,000, or 3.4%, for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. This decrease was due to decreases in our split dollar expense, post-retirement benefits expense and deferred compensation expense, partially offset by an increase in 401(k) matching expense.
Health and life insurance expense, included in salaries and employee benefits, increased $196,000, or 8.7%, and $173,000, or 2.7%, for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, due to increases in health claims expense and plan administration cost. We have a self-insured health plan which is supplemented with a stop loss policy.
Advertising, travel and entertainment expense increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to increases in media advertising, meals and entertainment and travel related expenses and donations.
ATM expense increased for the nine months ended September 30, 2025, when compared to the same period in 2024, due to an increase in ATM maintenance costs.
Professional fees increased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, due to increases in managed services, audit, consulting and legal fees.
Communications expense decreased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, resulting from improved network management efficiency.
Amortization of intangibles decreased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the three and nine months ended September 30, 2025, when compared to the same periods in 2024, primarily due to an increase in non-service cost of the Retirement Plan as a result of the amortization method change from average life expectancy to average future service in the first quarter of 2025 and a one-time charge of $1.2 million on the demolition of an old branch facility following completion of the new branch during the second quarter of 2025, partially offset by a decrease in repossessed asset expense.

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2025 was $5.1 million and $57.9 million, respectively, a decrease of 79.5% and 28.5%, compared to $24.9 million and $80.9 million for the three and nine months ended September 30, 2024. We recorded income tax expense of $189,000 and $9.6 million for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $4.4 million and $14.2 million for the same periods in 2024. The ETR as a percentage of pre-tax income was 3.7% and 16.6% for the three and nine months ended September 30, 2025, respectively, compared to an ETR as a percentage of pre-tax income of 17.6% for both the three and nine months ended September 30, 2024. The decrease in the ETR for the three and nine months ended September 30, 2025 was primarily due to the impact of the net loss on the sale of AFS securities of $24.4 million recorded during the third quarter of 2025 on our tax-exempt income as a percentage of pre-tax income as well as a decrease in state income tax expense compared to the same periods in 2024.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. The net deferred tax asset totaled $30.6 million at September 30, 2025, compared to $34.5 million at December 31, 2024. The decrease in the net deferred tax asset is primarily the result of a decrease in the unrealized loss in the AFS securities portfolio partially offset by an increase in the estimated fair value of the effective hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |58

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2024 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2024.  There were no substantial changes in these concentrations during the nine months ended September 30, 2025.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which were made primarily throughout the state of Texas.  Municipal loans were made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2024	September 30, 2024
	September 30, 2025	December 31, 2024	September 30, 2024	Change (%)	Change (%)
Real estate loans:
Construction	$519,528	$537,827	$585,817	(3.4)%	(11.3)%
1-4 family residential	730,061	740,396	755,406	(1.4)%	(3.4)%
Commercial	2,688,712	2,579,735	2,422,612	4.2%	11.0%
Commercial loans	429,952	363,167	358,854	18.4%	19.8%
Municipal loans	353,324	390,968	402,041	(9.6)%	(12.1)%
Loans to individuals	43,712	49,504	53,318	(11.7)%	(18.0)%
Total loans	$4,765,289	$4,661,597	$4,578,048	2.2%	4.1%
Our total loan portfolio increased $103.7 million, or 2.2%, compared to December 31, 2024 and increased $187.2 million, or 4.1%, compared September 30, 2024 with increases in commercial real estate loans and commercial loans when compared to December 31, 2024 and September 30, 2024, partially offset by decreases in the remaining loan categories.
At September 30, 2025, our real estate loans represented 82.6% of our loan portfolio and were comprised of commercial real estate loans of 68.3%, 1-4 family residential loans of 18.5% and construction loans of 13.2%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve. A number of our construction loans will be owner occupied upon completion. Construction loans for non-owner occupied projects are financed, but these typically have cash flows from leases with tenants, secondary sources of repayment, and in some cases, additional collateral.
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
Southside Bancshares, Inc. |59

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2024	September 30, 2024
	September 30, 2025	December 31, 2024	September 30, 2024	Change (%)	Change (%)
Nonaccrual loans	$7,955	$3,185	$7,254	149.8%	9.7%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans	27,501	2	—	1,374,950.0%	100.0%
OREO	128	388	388	(67.0)%	(67.0)%
Repossessed assets	24	14	14	71.4%	71.4%
Total nonperforming assets	$35,608	$3,589	$7,656	892.1%	365.1%

Total loans	$4,765,289	$4,661,597	$4,578,048
Allowance for loan losses at end of period	45,294	44,884	44,276

Ratio of nonaccruing loans to:
Total loans	0.17%	0.07%	0.16%
Ratio of nonperforming assets to:
Total assets	0.42%	0.04%	0.09%
Total loans	0.75%	0.08%	0.17%
Total loans and OREO	0.75%	0.08%	0.17%
Ratio of allowance for loan losses to:
Nonaccruing loans	569.38%	1,409.23%	610.37%
Nonperforming assets	127.20%	1,250.60%	578.32%
Total loans	0.95%	0.96%	0.97%
Net charge-offs to average loans outstanding	0.06%	0.04%	0.03%
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty forecasted in our CECL model as of September 30, 2025.
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
As of September 30, 2025, our review of the loan portfolio indicated that an allowance for loan losses of $45.3 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2025, the allowance for loan losses increased $410,000, or 0.9%, to $45.3 million, or 0.95% of total loans, when compared to $44.9 million, or 0.96% of total loans at December 31, 2024.
For the three and nine months ended September 30, 2025, loan charge-offs were $1.3 million and $3.1 million, respectively, and recoveries were $491,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2024, loan charge-offs were $773,000 and $2.1 million, respectively, and recoveries were $365,000 and $1.2 million, respectively. We recorded a provision for credit losses for loans of $1.7 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, we recorded a provision for credit losses for loans of $2.3 million and $2.6 million, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance at beginning of period	$3,774	$3,208	$3,141	$3,932
Provision for (reversal of) off-balance-sheet credit exposures	(625)	112	8	(612)
Balance at end of period	$3,149	$3,320	$3,149	$3,320
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

Southside Bancshares, Inc. |61

Capital Resources and Liquidity
Our total shareholders’ equity at September 30, 2025 increased 2.8%, or $22.9 million, to $834.9 million, or 10.0% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The increase in shareholders’ equity was the result of net income of $48.2 million, other comprehensive income of $16.8 million, stock compensation expense of $2.4 million, common stock issued under our dividend reinvestment plan of $739,000 and net issuance of common stock under employee stock plans of $111,000, partially offset by cash dividends paid of $32.7 million and repurchases of $12.7 million of our common stock pursuant to our Stock Repurchase Plan.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2025 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2025.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $239.6 million of qualified subordinated debt as of September 30, 2025. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

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

Management believes that, as of September 30, 2025, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |62

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$743,762	12.97%	$258,096	4.50%	N/A	N/A
Bank Only	$936,723	16.34%	$257,954	4.50%	$372,600	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$802,229	13.99%	$344,128	6.00%	N/A	N/A
Bank Only	$936,723	16.34%	$343,938	6.00%	$458,584	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,090,315	19.01%	$458,838	8.00%	N/A	N/A
Bank Only	$985,208	17.19%	$458,584	8.00%	$573,230	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$802,229	9.78%	$328,230	4.00%	N/A	N/A
Bank Only	$936,723	11.42%	$328,129	4.00%	$410,162	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2025, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2024 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |63

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2025	2024
Return on average assets	0.23%	0.98%
Return on average shareholders’ equity	2.40%	10.13%
Dividend payout ratio – Basic	225.00%	52.94%
Dividend payout ratio – Diluted	225.00%	52.94%
Average shareholders’ equity to average total assets	9.72%	9.67%
	Nine Months Ended September 30,
	2025	2024
Return on average assets	0.77%	1.06%
Return on average shareholders’ equity	7.89%	11.19%
Dividend payout ratio – Basic	67.92%	49.09%
Dividend payout ratio – Diluted	67.92%	49.09%
Average shareholders’ equity to average total assets	9.80%	9.51%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2025 and December 31, 2024, these investments were 8.8% and 8.6% of total assets, as compared with 10.8% for September 30, 2024. The decrease to 8.8% at September 30, 2025 as compared to September 30, 2024, is largely driven by a decrease in the short-term investment portfolio and cash and due from banks, partially offset by an increase in interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at September 30, 2025 or December 31, 2024.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $382.2 million. There were no borrowings from the FRDW at September 30, 2025 or December 31, 2024. At September 30, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by securities, FHLB stock and nonspecified loans and securities, was approximately $2.30 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2025, the line had one outstanding letter of credit for $155,000. The Bank currently has two outstanding letters of credit from FHLB held as collateral for loans totaling $6.2 million.
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
Southside Bancshares, Inc. |64

Expansion
We expect to open a traditional branch location at Bellwood Park in Tyler, Texas in 2026.
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

	Anticipated impact over the next 12 months
	September 30,
Rate projections:	2025	2024
Increase:
100 basis points	2.72%	4.49%
200 basis points	5.16%	7.41%

Decrease:
50 basis points	(0.98)%	(2.19)%
100 basis points	(1.71)%	(3.34)%
200 basis points	(3.00)%	(3.62)%
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
Southside Bancshares, Inc. |65

Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to inflation levels and its impact on the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Southside Bancshares, Inc. |66

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. On October 16, 2025, the Board of the Company increased its authorization under the Company’s current Plan by 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares of the Company’s common stock from time to time. Under the Plan, previously approved on July 20, 2023, the Company has repurchased approximately 868,061 shares at an average price per share of $28.43, resulting in approximately 1.1 million shares remaining. Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
July 1, 2025 - July 31, 2025	26,692	$30.24	26,692	131,939
August 1, 2025 - August 31, 2025	—	—	—	131,939
September 1, 2025 - September 30, 2025	—	—	—	131,939
Total	26,692	$30.24	26,692

We have not purchased any common stock pursuant to the Plan subsequent to September 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.
Southside Bancshares, Inc. |67

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc., as amended		3.2	10-Q	04/30/2025	001-42396

(4)	Instruments defining the rights of security holders, including indentures
4.1	Indenture, dated August 14, 2025, between Southside Bancshares, Inc. and Wilmington Trust, National Association, as trustee.		4.1	8-K	08/14/2025	001-42396

4.2	First Supplemental Indenture, dated August 14, 2025, between Southside Bancshares, Inc. and Wilmington Trust, National Association, as trustee.		4.2	8-K	08/14/2025	001-42396

4.3	Form of 7.00% Fixed-to-Floating Rate Subordinated Notes due 2035 (included in Exhibit 4.2).		4.3	8-K	08/14/2025	001-42396

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Executive Officer and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 28, 2025	BY:	/s/ Lee R. Gibson
Lee R. Gibson, CPA
Chief Executive Officer
(Principal Executive Officer)

DATE:	October 28, 2025	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |69